Form 10-K
period 1997-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1998-03-31
CIK 948072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                          -----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _________________

          Commission file number 0-23367
                                 -------


                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           COLORADO                                               84-1307044
------------------------------------                         ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3801 EAST FLORIDA AVENUE, SUITE 508
        DENVER, COLORADO                                            80210
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number:  (303) 691-0680
                                --------------


Securities registered pursuant to Section 12(b) of the Act:


     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------
     None.                    None.


Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock, without par value
                        -------------------------------

                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes      X      No
                                                --------     -------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held as of March 20, 1997 by non-affiliates of the Registrant was $29,650,565. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 4,651,069 shares of voting stock are held by non-affiliates.
As of March 20, 1997, the Registrant had 6,668,451 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 29, 1998 is incorporated by reference in Part III.

                           FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K ("Annual Report") of Birner Dental Management Services, Inc. (the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Items 1. and 2., "Business and Properties,"
Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental Offices and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.


     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental Offices, the ability of the Company to manage effectively an increasing number of dental Offices, the general economy of the United States and the specific markets in which the Company's dental Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                    BIRNER DENTAL MANAGEMENT SERVICES, INC.


                                ANNUAL REPORT ON


                                   FORM 10-K


                        FOR YEAR ENDED DECEMBER 31, 1997



                                     PART I
                                     ------


ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.
------------------------------------------

GENERAL

  The Company acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado and New Mexico. With its 30 Offices in Colorado, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado. The Company and its dental practice management model, which was developed by the Company's President, Mark Birner, D.D.S., provide a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the Offices provide comprehensive general dentistry services, and the Company increasingly offers specialty dental services through affiliated specialists. The Company manages 35 dental practices ("Offices"), of which 29 were acquired and six were developed internally ("de novo Offices"). The success of the Company's dental practice network in Colorado has led to its expansion into New Mexico and its evaluation of additional markets.

DENTAL SERVICES INDUSTRY

  According to the U.S. Health Care Financing Administration (''HCFA''), dental expenditures in the U.S. increased from $30.4 billion in 1990 to $42.9 billion in 1995. HCFA also projects that dental expenditures will reach approximately $79.1 billion by 2005, representing an increase of approximately 84.4% over 1995 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

  The dental services industry is undergoing rapid change throughout the United States. Although total expenditures for dental care services in the United States have grown, the industry is highly fragmented. According to the American Dental Association, in 1995 there were approximately 153,300 active dentists in the United States, of which approximately 88% practiced either alone or with one other dentist. Dental services typically are offered by local providers, primarily solo practitioners or small groups of general dentists or specialists, practicing at a single location.

  Traditionally, most dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans. More recently, factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services. These third-party payment arrangements include indemnity insurance, preferred provider plans and capitated managed dental care plans. Current market trends, including the rise of third-party payment arrangements, have contributed to the increased consolidation of practices in the dental services industry and to the formation of dental practice management companies. According to the National Association of Dental Plans, in 1995 approximately 117 million persons, or approximately 45% of all persons in the U.S., were covered by some form of third-party dental care plan. The remaining 143 million, or 55% of all persons in the U.S., were not covered by any third-party plan. The Company believes that the percentage of people covered by third-party payment arrangements will continue to increase, due in part to the popularity of such arrangements.

  The Company believes that the fragmented dental services industry will increasingly consolidate due to (i) the shift to third-party reimbursement and the advantages enjoyed by larger group practices in negotiating with third-party payors, (ii) the economies of scale for cost-effective management of patient care, (iii) the desire to capture revenues from higher-margin specialty procedures, which would otherwise be referred to non-affiliated specialists,
(iv) the need for access to the capital resources necessary to acquire and maintain state-of-the art dental equipment, clinical facilities and management information systems, and (v) the growing importance of sophisticated marketing programs directed toward patients and third-party payors.

THE BIRNER STRATEGY

  The Company's objective is to be the leading dental practice management company in the markets it serves. The key elements of the Company's strategy include:

  Develop and Operate Geographically Dense Dental Practice Networks.
Management believes that clustering its Offices allows the Company to implement other key elements of its strategy which maximize revenue and operating performance. With 30 Offices in the Colorado market, the Company has built successful, geographically dense dental practice networks, and the Company only intends to enter markets which will support such networks.

  Capitalize on Flexible Growth Strategy.   Once the Company has identified an
attractive market, it can enter that market and subsequently increase the density of its dental practice network through multiple methods. The Company has demonstrated its ability to make acquisitions of large group practices, to acquire solo and small group practices, and to develop de novo Offices. The Company believes its experience in acquiring solo and small group practices will become increasingly important, as the majority of all dentists practice either alone or with one other dentist. Therefore, the Company believes its experience with multiple expansion methods allows it to capitalize on the opportunities presented by a market and represents a significant competitive advantage.

  Enhance Operating Performance.   The Company enhances the operating
performance of its Offices through the implementation and application of its dental practice management model. Key components of this model include providing a designated managing dentist with economic incentives to improve Office operating performance, a proprietary patient scheduling system, a training program for non-dental employees, and a system for optimizing revenue through managing payor mix. The Company believes its model provides an ideal setting for dentists to develop long-term relationships with patients.

  Capture Specialty Service Revenue.   By operating geographically dense
networks, the Company can effectively utilize affiliated specialists. As the Company achieves density in a market, it intends to offer a complete range of specialty services to its patients. This enables the Company to capture revenue from specialty services that would otherwise be lost to non-affiliated providers. Specialty services typically are provided on a fee-for-service basis and generally yield a higher margin than general dentistry services.

  Develop Brand Identity.   The Company's marketing programs have been designed
to reinforce the association of the PERFECT TEETH(R) name and logo with high-quality, convenient dental care. The Company's marketing efforts are intended to increase patient flow and generally are targeted at fee-for-service patients. Where appropriate, the Company operates its offices under the PERFECT TEETH(R) name with the PERFECT TEETH(R) logo prominently and attractively displayed. The Company's geographically dense networks allow it to spread the cost of its marketing programs, particularly television and radio advertising, across a larger base of patient revenue.

EXPANSION PROGRAM

 OVERVIEW

  Since its formation in May 1995, the Company has acquired 32 practices, including three practices that have been consolidated into existing Offices. Of those acquired practices, 28 were located in Colorado and four were located in New Mexico. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been of solo dental practices. The Company also has developed six de novo Offices. Therefore, the Company is not dependent on any particular expansion strategy and can capitalize on the opportunities presented by a market.

  The following table sets forth the increase in the number of Offices managed by the Company from 1995 through the date of this Annual Report, including the number of de novo Offices and acquired Offices in each such year:


                                            1995 (1)             1996               1997               1998(2)
                                       ------------------  -----------------  -----------------  --------------------
Offices at beginning of the period...                  0                   4                 18                 34
De novo Offices......................                  0                   5                  1                  0
Acquired Offices (3).................                  4                   9                 15                  1
                                                 -------                ----               ----               ----
Offices at end of the period.........                  4                  18                 34                 35
                                                 =======                ====               ====               ====

(1) From October 1, 1995 through December 31, 1995.
(2) From January 1,  1998, through March 30, 1998.
(3) For 1996, does not include three practices that were acquired and consolidated with existing Offices.

 ACQUISITION STRATEGY

  Prior to entering a new market, the Company considers the population, demographics, market potential, competitive and regulatory environment, supply of available dentists, needs of managed care plans or other large payors and general economic conditions within the market. Once the Company has established a presence in a new market, the Company seeks to increase its density in that market by making further acquisitions and by developing de novo Offices. The Company identifies potential acquisition candidates through a variety of means, including selected inquiries of dentists by the Company, direct inquiries by dentists, referrals from other dentists, participation in professional conferences and referrals from practice brokers.

  The Company seeks to identify and acquire dental practices for which the Company believes application of its dental practice management model will improve revenue and operating performance, and it has demonstrated its ability to identify and improve such practices.

 RECENT ACQUISITIONS

  Gentle Dental Acquisition. On September 8, 1997, the Company acquired nine dental practices operated under the name Gentle Dental which are located in Boulder, Colorado Springs, Denver, Greeley and Longmont, Colorado for $3.5 million (the "Gentle Dental Acquisition"). The sum of $2.1 million was paid in cash, and the Company issued a $1.4 million note which was repaid from the proceeds of the Company's initial public offering. The Gentle Dental practices employ 11 dentists and generated $4.1 million in revenue for the year ended December 31, 1996 and $5.4 million in revenue for the year ended December 31, 1997. These practices have operated with a management team headed by James Abramowitz, D.D.S., who has practiced dentistry since 1972. Dr. Abramowitz was an early pioneer in the negotiation of capitated managed dental care contracts in Colorado. Dr. Abramowitz and his management team developed the Gentle Dental network beginning in 1992, and they have become part of the Company's management team. With the Gentle Dental Acquisition, the Company has 30 Offices in Colorado, solidifying the Company's presence in this market and making it, to its knowledge, the largest dental practice network in Colorado.

  New Mexico Acquisitions.   The Company identified New Mexico as an attractive
new market for the implementation of its dental practice management model based on favorable demographics, the relative low penetration of managed care, and the absence of a dominant dental practice network. Since April 1997, the Company has acquired four solo dental practices in Albuquerque, New Mexico. The Company will seek to increase its density further in this market through acquisitions of practices and the development of de novo Offices, as it has done in the Colorado market.

 DE NOVO OFFICE DEVELOPMENTS

  One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Three of the Company's four Colorado Springs Offices and two of the Company's 20 Denver Offices were de novo developments. In addition, in August 1997, the Company opened a de novo Office in Albuquerque, New Mexico. The Company generally locates de novo Offices in areas in which there is significant population growth and/or population turnover. All of the Company's current de novo Offices are located in supermarket-anchored shopping centers. The Company seeks prime retail locations for its de novo Offices, generally located in high-growth suburban areas of the market. These locations provide high visibility of the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

  The average investment by the Company in each of its six de novo Offices has been approximately $170,000, which includes the cost of equipment, leasehold improvements and working capital associated with the initial operations. The five de novo Offices opened between January 8, 1996 and July 15, 1996 began generating positive contribution from dental offices, on average, within three months of opening. From time to time, the Company has been able to negotiate favorable managed care contracts to facilitate the development of a de novo Office and reduce the period of time it takes for a de novo Office to become profitable.


 THE BIRNER DENTIST PHILOSOPHY

  The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist determines which personnel, including dental assistants and hygienists, to hire or terminate, and exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists are given an economic incentive to improve the operating performance of their Offices, in the form of a bonus based upon the operating performance of the Office. Each managing dentist also has been granted stock options in the Company that typically vest over a three-to-five year period.

     When the revenues of an Office justify expansion, one or more associate dentists can be added to the team. Associate dentists are typically recent graduates from residency programs, and usually spend up to two years working with a managing dentist. Depending on his or her performance and abilities, an associate dentist may be given the opportunity to become a managing dentist in another of the Offices.

OPERATIONS

                              LOCATION OF OFFICES


[Map showing the location of the Company's Offices appears here]

EXISTING OFFICES

  The Company manages a total of 35 Offices in Colorado and New Mexico. The following table shows the location of each Office, the date each Office was acquired or de novo developed, and the specialty dental services currently offered at that Office in addition to comprehensive general dental services:


                                   DATE
LOCATION                           ACQUIRED/DEVELOPED*       SPECIALTY SERVICES
---------------------------------- -----------------------   ----------------------------

COLORADO
Boulder                             September 1997              --
Castle Rock                         October 1995                Orthodontics
 Colorado Springs
  Austin Bluffs                     January 1996*               --
  Garden of the Gods                July 1996*                  --
  Uintah Gardens                    May 1996*                   Orthodontics, Oral Surgery
  Union and Academy                 September 1997              --
 Denver
  64/th/ and Ward Road              January 1996*               --
  88/th/ and Wadsworth              September 1997              --
  Arapahoe                          October 1995                Orthodontics
  Bow Mar                           October 1995                Orthodontics
  Buckley and Mississippi           September 1997              --
  Central Denver                    May 1996                    Orthodontics
  East 104/th/ Avenue               May 1996                    Orthodontics
  East Cornell                      August 1996                 --
  East Iliff                        May 1997                    --
  Ken Caryl                         September 1997              --
  Leetsdale                         March 1996*                 --
  Monaco and Evans                  November 1995               Oral Surgery, Periodontics
  North Sheridan                    May 1996                    Orthodontics, Oral Surgery
  Sheridan and 64th Avenue          May 1996                    --
  South Galena                      May 1996                    Orthodontics
  South Holly Street                September 1997              --
  Speer                             February 1997               --
  West 38/th/ Avenue                May 1996                    Orthodontics, Endodontics
  West 120/th/ Avenue               September 1997              --
  Yale                              April 1997                  --
 Fort Collins                       May 1996                    Oral Surgery
 Greeley                            September 1997              --
 Longmont                           September 1997              --
 Loveland                           September 1996              --

NEW MEXICO
 Albuquerque
  Alice                             February 1998               --
  Candelaria                        April 1997                  Orthodontics
  Four Hills                        August 1997*                --
  Fourth Street                     August 1997                 --
  Wyoming and Candelaria            August 1997                 --

  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. Currently, all of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from three to 16 treatment rooms and range in size from 1,200 square feet to 7,400 square feet.

 PATIENT SERVICES

  The Company seeks to develop long-term relationships with patients. A comprehensive exam and evaluation is conducted during a patient's first visit. Through patient education and other on-going relationship building, the patients develop an awareness of the benefits of a comprehensive, long-term dental care plan. The Company believes that it will retain these patients longer, and that these patients will have a higher utilization of Birner's dental services including specialty, elective, and cosmetic services.

  Dentists practicing at the Offices provide comprehensive general dentistry services, including full coverage crowns and bridges, fillings (including state-of-the-art gold, porcelain and composites inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. At certain of the Offices, the patient is offered specialty dental services, such as orthodontics, oral surgery, endodontics and periodontics. These services are provided by affiliated specialists who rotate through several offices in a particular market. The addition of specialty services is a key component of the Company's strategy, as it enables the Company to capture revenue from typically higher margin services that would otherwise be referred to non-affiliated providers. In addition, by offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economics of scale through higher utilization of professionals and facilities.


 DENTAL PRACTICE MANAGEMENT MODEL

  The Company has developed a dental practice management model designed to achieve its goal of providing personalized, high-quality dental care in a patient friendly setting similar to that found in a traditional private practice. The Company believes that its model differentiates it from other dental practice management companies and provides it with significant competitive advantages in attracting and retaining dental care professionals, negotiating with third party payors, and attracting and retaining patients. The Company's dental practice management model consists of the following components:

  Recruiting of Dentists.   The Company seeks dentists with excellent skills and
experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practice in its network of Offices offers both recently graduated dentists and more experienced dentists advantages over a solo or smaller group practice, including relief from the burden of administrative responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists affiliated with the Company also include a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, payment of professional membership fees and malpractice insurance, and, for affiliated specialists, the Company believes this affiliation offers a steadier stream of referrals. The Company's efforts to recruit dentists is focused on dentists with approximately three years or more of practice experience. The Company typically recruits associate dentists graduating from residency programs. In the Company's experience, many dentists in the early stages of their careers have incurred substantial student loans. As a result, they face significant financial constraints in starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry.

  The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

  Training of Non-Dental Employees.   The Company has developed a formalized
training program for non-dental employees which is conducted by the Company's field representatives. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocol, and third-party payment arrangements. Depending on a new employee's position and experience, employment with the Company begins with three to five days of formal training. The Company encourages employees to attend continuing education seminars. In addition, the field representatives have monthly meetings with administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes the training program the Company has established and the on-going monthly meetings with employees have contributed to the improvement in operating performance of its Offices.

  Proprietary Patient Scheduling.   The Company has developed a proprietary
patient scheduling system which was designed by its President, Mark Birner, D.D.S., to maximize Office and personnel utilization and profitability while providing high-quality care to the patients. The Company's scheduling system is designed to control the revenue mix by balancing fee-for-service and capitated managed dental care patients.

  Staffing Model.   The Company's staffing model attempts to maximize Office
profitability by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to two dentists, two to four dental assistants, one to two hygienists, one to two hygiene assistants and two to four front office personnel. Staffing at de novo Offices typically consists of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff are added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of five field representatives in Colorado, one of whom also covers New Mexico. These field representatives, who are each responsible for up to 10 Offices, oversee the operations and training of non-dental employees and work to implement the Company's dental practice management model to maximize revenues and profitability.

  Management Information Systems.   All of the Offices, except for the nine
Offices recently acquired in connection with the Gentle Dental Acquisition, have the same management information system, which allows the Company to receive uniform data that can be analyzed easily in order to measure and improve Office operating performance. As part of its acquisition integration process, the Company intends to convert the Offices acquired in the Gentle Dental Acquisition to its management information system. The Company has installed a computer system which enables it to link its headquarters on-line with each of its Offices. This system allows the Company to monitor the Offices by obtaining real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections. In addition, various month-end management reports are generated, including accounts receivable aging and information that allows the Company to analyze the economics of the managed care plans for which each Office is a provider.

  The Company provides each Office with monthly operating data and financial statements, and uses the data to make recommendations to improve Office financial performance. The Company believes that these monthly reports allow the Offices to make periodic operating adjustments which help improve results. In addition, the Company uses the information system to provide data for case management.

  Advertising and Marketing.   The Company seeks to increase patient volume at
its Offices through television, radio, print advertising and other marketing techniques. The Company's advertising efforts, which are principally aimed at increasing its fee-for-service business, emphasize the high-quality care provided at its Offices and that the Company's affiliated dentists have more time to spend with patients. Because of its market density, the Company is able cost effectively to use television and radio advertising to increase patient volume.

  The Company believes that its PERFECT TEETH(R) name is associated with high-quality dental care in Colorado, and intends to operate other Offices under this name where appropriate. When desirable, the PERFECT TEETH(R) logo is prominently displayed in an attractive sign at each Office. The Company also utilizes Yellow Pages advertisements, direct mail campaigns and other forms of advertising to highlight the Office's high-quality dental care and customer-oriented service. The Company's six de novo Offices are all located in supermarket-anchored shopping centers and have consistent design, layout and color.

  Quality Assurance.   The Company has designed and implemented a quality
assurance program for dental personnel which includes a thorough background check and formal training at the time of hiring. Quarterly site visits to the Offices and monthly meetings of all of the Company's dentists help reinforce elements of the Company's quality assurance program. Each affiliated dentist is a graduate of an accredited dental program, and state licensing authorities require dentists to undergo annual training. The dentists and hygienists practicing at the Offices can obtain some of the required continuing education training through the Company's internal training programs.

  Purchasing/Vendor Relationships.   The Company has negotiated arrangements
with a number of its more significant vendors, including dental laboratory and supply providers to reduce per unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. Dental equipment and supplies are obtained by the Company as directed by the Offices, and administrative supplies are purchased by the Company and distributed on an as-needed basis to each Office, thereby limiting storage of unused inventory and supplies. Additionally, the Company has been able to negotiate favorable bulk purchases of dental equipment by its Offices.


 PAYOR MIX

  The Company's payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured patients. The Company seeks to optimize revenue mix at each Office between fee-for-service business and capitated managed care plans, taking into account the local dental market. While fee-for-service business generally is more profitable than capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. Consequently, the Company seeks to supplement its fee-for-service business with revenue derived from contracts with capitated managed dental care plans. The Company negotiates the managed care contracts on behalf of the P.C.s, but the P.C.s enter into the contracts with the various managed care plans. Managed care relationships also provide increased co-payment revenue, referrals of additional fee-for-service patients and opportunities for dentists practicing at the Offices to educate patients about the benefits of elective dental procedures that may not be covered by the patients' capitated managed dental care plans.

  Although only approximately 9% of individuals in the United States were enrolled in managed dental care plans in 1995, the Company believes that capitated managed dental care will play an increasingly important role in the provision of dental services. The Company believes that its experience with capitated managed dental care contracts positions the Company well for an environment with increased managed care penetration.

  Capitated managed dental care plans typically pay participating dental group practices a fixed monthly amount for each plan member covered for a specified schedule of services regardless of the quantity or cost of such services. This arrangement shifts the risk and reward of utilization and efficiency to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements with the P.C.s for all aspects of the operation of the dental practices (other than the provision of dental care) and thus bears all costs of the P.C.s associated with operating the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the

Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, members of capitated managed dental care plans may pay the P.C.s additional amounts as co-payments for more complex procedures. The relative size of capitation payments and co-payments varies in accordance with the level of benefits provided and plan design.

  During the fiscal year ended December 31, 1996, approximately 13.7% and 10.0% of the Company's total dental group practice revenue, net came from Prudential Dental Maintenance Organization, Inc. ("Prudential") and PacifiCare of Colorado, Inc. ("PacifiCare"), respectively. During the fiscal year ended December 31, 1997, Prudential, PacifiCare and CIGNA Dental Health were responsible for 11.5%, 13.4% and 11.5%, respectively, of the Company's total dental group practice revenue, net.


AFFILIATION MODEL

 RELATIONSHIP WITH P.C.S

  Each Office is operated by a professional corporation ("P.C.") which employs or contracts with the dentists and dental hygienists who practice at that Office. All but four of the P.C.s operating Offices located in Colorado are solely owned by the Company's President, Mark Birner, D.D.S. The P.C.s operating Offices located in New Mexico, and the remaining four P.C.s operating Offices in Colorado, are owned by the managing dentists for such Offices. The Company has entered into agreements with each of the owners of the P.C.s operating Offices in New Mexico and with the Company's President, Dr. Birner, as the owner of 26 P.C.s operating Colorado Offices. These agreements provide that upon the death, disability, incompetency or insolvency of the owner of the P.C., a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement with the Company, the Company may require the owner to sell his or her shares in the P.C. to a third-party designated by the Company at nominal value. Each agreement with Dr. Birner also permits the Company in its sole discretion to require Dr. Birner to transfer his shares in the P.C. to another party designated by the Company. These agreements also prohibit the dentist from transferring or pledging the shares in the P.C.s owned by the dentists except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the dentist agrees to resign all positions held as an officer or the director of the P.C.

  Two of the four managing dentists who own P.C.s operating Offices in Colorado have entered into stock purchase, pledge and security agreements with the Company. Under these agreements, if certain events occur including the failure of the dentist to perform his obligations under the employment agreement with the P.C., the cessation of the dentist's employment with the P.C. for any reason, the death or insolvency of the dentist or the dentist's causing the P.C. to breach its obligations under the Management Agreement, then the Company may cause the P.C. to redeem the dentist's ownership interest in the P.C. for an agreed price which is not considered to be material by the Company. Two of the three directors of these P.C.s are nominees of the Company and the dentists have given Fred Birner irrevocable proxies to vote their shares in the P.C.s.

  In the two remaining Colorado P.C.s and one New Mexico P.C. owned by managing dentists, the Company has a right of first refusal to purchase the shares owned by managing dentists and the right to elect one-half of the directors and vote one-half of the shares in such P.C.s.


 MANAGEMENT AGREEMENTS WITH AFFILIATED OFFICES

  The Company derives all of its revenue from its Management Agreements with the P.C.s. Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating on behalf of the P.C.s for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel, (viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating on behalf of the P.C.s with managed care organizations. The P.C. is responsible for, among other things, (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, (iii) maintaining proper patient records, and (iv) cooperating in the obtaining of professional liability insurance. The Company has made, and intends to make in the future, loans to P.C.s in both Colorado and New Mexico to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing with the Company the economic benefits or detriments associated with assets acquired by the P.C.s using such loans. Because the Company consolidates the financial statements of the P.C.s with its financial statements, these loans are eliminated in consolidation.

  Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Offices under the Management Agreements, including (i) salaries, benefits and other direct costs of employees of the Company that work at the Office, including dental assistants, (ii) direct costs of all employees or consultants of the Company who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) malpractice insurance expenses, lease expenses and dentist recruitment expenses,
(vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s.

  Management Agreements are for terms of 40 years, and are structured such that they may be terminated by the Company or by the P.C. only for ''cause,'' which includes a material default by or bankruptcy of the other party. Upon expiration or termination by either party of a Management Agreement, the P.C. must satisfy all obligations it has to the Company. The Company has agreed during the term of the existing Management Agreements not to acquire or develop de novo any Offices within three miles of the Office of the P.C. without the P.C.'s consent.

  The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreements are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.


 EMPLOYMENT AGREEMENTS

  Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with the P.C.s. The majority of such agreements are terminable without cause by either party upon two to seven days' notice. Some of the employment agreements for managing dentists who are also the shareholder of a P.C. have terms of 20 to 30 years and are only terminable by the P.C. upon the occurrence of certain events. Upon termination of employment of the managing dentists for any reason, the P.C. has the right to redeem the shares of the P.C. held by the managing dentist. Such agreements typically contain non-competition provisions for up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of patients and employees of the Offices. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of collections attributable to their work, and a bonus based upon the operating performance of the Office. Associate dentists are compensated based upon a specified amount per hour worked, and a potential for bonuses in certain situations. Specialists are compensated based upon a percentage of collections or revenue attributable to their work. The dentists' compensation and benefits are paid by the P.C. with whom the dentist has entered into an employment agreement.


COMPETITION

  The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Valley Forge Dental Associates, Inc. Dentalco, Inc. and Dental Health Clinics of America. Companies with dental practice management businesses similar to that of the Company which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may have greater financial resources or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong business presence in such locations.

  The business of providing general dental, orthodontic and other specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such dentists, specialists, hygienists and other personnel begins to decline in the Company's markets, it may become more difficult to attract qualified dentists, specialists, hygienists and other personnel to staff the Offices sufficiently or to expand them.


GOVERNMENT REGULATION

  The practice of dentistry is regulated at both the state and federal levels, and the regulation of health care-related companies is increasing. There can be no assurance that the regulatory environment in which the Company or the P.C.s operate will not change significantly in the future. The laws and regulations of all states in which the Company operates impact the Company's operations but do not currently materially restrict the Company's operations in those states. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The laws regulating health care are broad and subject to varying interpretations, and there is currently a lack of case law construing such statutes and regulations. The ability of the Company to operate profitably will depend in part upon the ability of the Company and the P.C.s to operate in compliance with applicable health care regulations.


 STATE REGULATION

  The laws of many states, including Colorado and New Mexico, permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. Under the Management Agreements, the P.C.s control all clinical aspects of the practice of dentistry and the provision of dental services at the Offices, including the exercise of independent professional judgment regarding the diagnosis or treatment of any dental disease, disorder or physical condition. Persons to whom dental services are provided at the Offices are patients of the P.C.s and not of the Company and the Company does not have or exercise any control or direction over the manner or methods in which dental services are performed, nor does the Company interfere in any way with the exercise of professional judgment by the dentists who are employees or independent contractors of the P.C.s.

  Many states, including Colorado, limit the ability of a person other than a licensed dentist, to own or control dental equipment or offices used in a dental practice. Some states allow leasing of equipment and office space to a dental practice, under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states, including New Mexico, require all advertisements to be in the name of the dentist. A number of states, including Colorado, also regulate the content of advertisements of dental services. In addition, Colorado, New Mexico, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as ''clinics'' to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

  Many states have fraud and abuse laws which are similar to the federal fraud and abuse law described below, and which in many cases apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Colorado and New Mexico, prohibit the submitting of false claims for dental services.

  Many states, including Colorado and New Mexico, also prohibit ''fee-splitting'' by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues.

  In addition, many states have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to include referrals for health care items or services, including dental items and services.

  In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care contracts. The application of state insurance laws to third-party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. As the P.C.s contract with third-party payors, on a capitation or other basis under which the relevant P.C. assumes financial risk, the P.C.s may become subject to state insurance laws. Specifically, in some states, regulators may determine that the Company or the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. In Colorado and New Mexico, the P.C.s currently only contract on a financial-risk basis with entities that are licensed to engage in the business of insurance and thus are not subject to the insurance laws of those states. To the extent that the Company or the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company's revenue may be materially and adversely affected.


 FEDERAL REGULATION

  Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. Because the P.C.s currently receive no revenue under Medicare or Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations thereunder could have a material adverse effect on the Company's business, financial condition and operating results.

  The federal fraud and abuse statute prohibits, subject to certain safe harbors, the payment, offer, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person for service,
(ii) the furnishing or arranging to furnish items or services, or (iii) the purchase, lease or order or the arrangement or recommendation of a purchase, lease or order of any item or service which is, in each case, reimbursable under Medicare or Medicaid. The statute reflects the federal government's policy of increased scrutiny of joint ventures and other transactions among healthcare providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Because dental services are covered under various government programs, including Medicare and Medicaid, this federal law applies to dentists and the provision of dental services.

  Significant prohibitions against dentist self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician and dentist self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interest to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician or dentist, or a member of his or her immediate family, from making referrals for certain ''designated health services'' to entities in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has a compensation arrangement. ''Designated health services'' include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's or dentist's own group practice (unless such practice satisfies the ''group practice'' exception) and referrals in connection with the physician's or dentist's employment arrangements with the P.C. (unless the arrangement satisfies the employment exception). Stark II also prohibits billing the Medicare or Medicaid programs for services rendered following prohibited referrals. Noncompliance with, or violation of Stark II can result in exclusion from the Medicare and Medicaid programs and civil and criminal penalties. The Company believes that its operations as presently conducted do not pose a material risk under Stark II, primarily because the Company does not provide ''designated health services.'' Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's operations as presently conducted.

  Proposed federal regulations also govern physician incentive plans associated with certain managed care organizations that offer risk-based Medicare or Medicaid contracts. These regulations define physician incentive plans to include any compensation arrangement (such as capitation arrangements, bonuses and withholds) that may directly or indirectly have the effect of reducing or limiting services furnished to patients covered by the Medicare or Medicaid programs. Direct monetary compensation which is paid by a managed care plan, dental group or intermediary to a dentist for services rendered to individuals covered by the Medicare or Medicaid programs is subject to these regulations, if the compensation arrangement places the dentist at substantial financial risk. When applicable, the regulations generally require disclosure to the federal government or, upon request, to a Medicare beneficiary or Medicaid recipient regarding such financial incentives, and require the dentist to obtain stop-loss insurance to limit the dentist's exposure to such financial risk. The regulations specifically prohibit physician incentive plans which involve payments made to directly induce the limitation or reduction of medically necessary covered services. A recently enacted federal law specifically exempts managed care arrangements from the application of the federal anti-kickback statute (the principal federal health care fraud and abuse law), but there is a risk this exemption may be repealed. It is unclear how the Company will be affected in the future by the interplay of these laws and regulations.

  The Company may be subject to Medicare rules governing billing agents. These rules prohibit a billing agent from receiving a fee based on a percentage of Medicare collections and may require Medicare payments for the services of dentists to be made directly to the dentist providing the services or to a lock box account opened in the name of the applicable P.C.

  Federal regulations also allow state licensing boards to revoke or restrict a dentist's license in the event such dentist defaults in the payment of a government-guaranteed student loan, and further allow the Medicare program to offset such overdue loan payments against Medicare income due to the defaulting dentist's employer. The Company cannot assure compliance by dentists with the payment terms of their student loans, if any.

  Revenues of the P.C.s or the Company from all insurers, including governmental insurers, are subject to significant regulation. Some payors limit the extent to which dentists may assign their revenues from services rendered to beneficiaries. Under these ''reassignment'' rules, the Company may not be able to require dentists to assign their third-party payor revenues unless certain conditions are met, such as acceptance by dentists of assignment of the payor receivable from patients, reassignment to the Company of the sole right to collect the receivables, and written documentation of the assignment. In addition, governmental payment programs such as Medicare and Medicaid limit reimbursement for services provided by dental assistants and other ancillary personnel to those services which were provided ''incident to'' a dentist's services. Under these ''incident to'' rules, the Company may not be able to receive reimbursement for services provided by certain members of the Company's Offices' staff unless certain conditions are met, such as requirements that services must be of a type commonly furnished in a dentist's office and must be rendered under the dentist's direct supervision and that clinical Office staff must be employed by the dentist or the P.C. The Company does not currently derive a significant portion of its revenue under such programs.

  The operations of the Offices are also subject to compliance with regulations promulgated by the Occupational Safety and Health Administration (''OSHA''), relating to such matters as heat sterilization of dental instruments and the use of barrier techniques such as masks, goggles and gloves. The Company incurs expenses on an ongoing basis relating to OSHA monitoring and compliance.

  Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required which could have a material adverse effect on the Company, or the Company may be required to cease operations.


INSURANCE

  The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, hygienists and dental assistants at the Offices.


TRADEMARK

  The Company is the registered owner of the PERFECT TEETH(R) trademark in the United States.


FACILITIES AND EMPLOYEES

  The Company's corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 4,685 square feet occupied under a lease which expires in September 2002, and the Company believes this facility is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from month-to-month to 10 years. The Company believes the facilities at each of its Offices are adequate for the current level of business at such Offices. The Company generally anticipates leasing and developing new Offices in its current markets as well as in certain other geographic markets rather than significantly expanding the size of its existing Offices.

  As of December 31, 1997, the Company had 47 affiliated dentists and 63 affiliated hygienists who were employed by the P.C.s, six affiliated specialists who contract with the P.C.s to provide specialty dental services, and 246 non-dental employees.

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

     From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     Not applicable.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


     The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "BDMS." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:




1998                                                          HIGH                  LOW
---                                                    -------------------  -------------------

First Quarter (February 12, 1998 through March 27,                7- 1/2               5-5/16
 1998

     At March 20, 1998, the last reported sale price of the Common Stock was $6-3/8 per share, and the number of holders of record of the Common Stock was approximately 104.

     The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. The Company's existing credit facility prohibits the payment of cash dividends on the Common Stock without the lender's consent. Any future credit facility which the Company may obtain is also likely to prohibit the payment of dividends. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board.

     On February 17, 1998, the Company's $6.8 million principal amount 9.0% convertible debentures issued in May 1996 and December 1996 were converted into Common Stock in accordance with the terms of these securities and in conjunction with the closing of the Company's initial public offering.

     The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 12, 1998. Joseph Charles and Associates, Inc. was the managing underwriter. The gross proceeds to the Company in the offering were $12,836,712 and the expenses incurred were as follows: (i) $1,370,671 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,089,000 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the offering of approximately $10,400,000 as follows: (i) approximately $2,600,000 was used to repay the Company's outstanding indebtedness under a bank line of credit (the "Credit Facility"), including accrued and unpaid interest; (ii) approximately $1,300,000 was used to repay a note issued in connection with the Gentle Dental Acquisition; and (iii) approximately $6,500,000 is expected to be used for potential acquisitions and development of additional de novo Offices and for working capital and general corporate purposes. On February 27, 1998, the Company used $598,500 to acquire a single dental practice in Albuquerque, New Mexico. As of the date of this Annual Report, the balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.

  During the fiscal year ended December 31, 1997, the Company has issued and/or sold unregistered securities as set forth below:

     1. In May 1997, the Company repurchased 137,550 shares of Common Stock from Paul Valuck, D.D.S. issued in connection with the terms of an asset purchase agreement, for the purchase price of $330,000.

     2. In June 1997, the Company awarded to Fred Birner, Mark Birner and Dennis Genty, the founders of the Company warrants to purchase an aggregate of 27,510 shares of Common Stock of the Company, at an exercise price of $6.00 per share.

     3. A warrant to purchase up to 1,834 shares of Common Stock of the Company was awarded to James Ciccarelli, a director of the Company in July 1997, at an exercise price of $6.54 per share.

     4. In August 1997, 34,387 shares of Common Stock was issued to W. Frederic Birner, M.D. pursuant to an exercise of a warrant, for the total exercise price of $20,000.

     5. From January 1, 1997 to December 31, 1997, the Company issued options to purchase 149,199 shares of Common Stock under the Employee Plan, with a weighted average of $8.49 per share, and 49,625 shares of Common Stock under the Dental Center Plan, with a weighted average of $7.84 per share.

     6. In November 1997, an individual exercised options to purchase 208 shares of Common Stock granted pursuant to the Employee Plan at a weighted average exercise price of $2.09 per share.

  The sales of securities described in paragraphs 2 through 4 were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof or Regulation D thereunder. The purchasers were either accredited investors as defined in Regulation D or sophisticated investors and all had adequate access, through their relationships with the Company and its officers, to information about the Company. The purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed on the share certificates or contained in the instruments representing the securities. The sales of securities described in paragraphs 5 and 6 were issued in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated thereunder for transactions pursuant to compensatory benefit plans as provided under Rule 701. The options granted under the Employee Plan were granted to selected employees, directors and consultants of the Company. The options granted under the Dental Center Plan were granted to selected P.C.s which are parties to management agreements with the Company and to dentists and dental hygienists employed by the P.C.s.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.
-----------------------------------------------

     The selected consolidated statement of operations data for the period from inception (May 17, 1995) to December 31, 1995, and for the years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data at December 31, 1995, 1996 and 1997 for the Company have been derived from the Consolidated Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Annual Report. The selected data for 1994 and 1995 for the Company's predecessor have been derived from financial statements of the predecessor that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Annual Report. The following selected consolidated financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report. All amounts are stated in thousands except per share amounts.

                                                           The Company (1)
                                               ------------------------------------------
                                               Year Ended     Year Ended     Inception to
                                               December 31,   December 31,   December 31,
                                               1997           1996           1995 (2)
                                               ------------   ------------   ------------
Consolidated Statements of Operations Data:
NET REVENUE                                     $12,742        $5,373         $  300

DIRECT EXPENSES:
 Clinical salaries and benefits                   4,768         1,750            125
 Dental supplies                                  1,081           778             42
 Laboratory fees                                  1,172           483             28
 Occupancy                                        1,100           315             20
 Advertising and marketing                          409           280             35
 Depreciation and amortization                      549           323             14
 General and administrative                       1,072           673             42
                                                -------        ------         ------
                                                 10,151         4,602            306
                                                -------        ------         ------
 Contribution from dental offices                 2,591           771             (6)
 Corporate expenses-
   General and administrative                     1,360           722            149
   Unsuccessful acquisition costs                   252             -              -
   Depreciation and amortization                    102            58              4
                                                -------        ------         ------
 Operating income (loss)                            877            (9)          (159)
 Interest expense, net                             (843)         (326)            (1)
                                                -------        ------         ------
 Income (loss) before income taxes                   34          (335)          (160)
 Income taxes                                         -             -              -
                                                -------        ------         ------
 Net income (loss)                              $    34        $ (335)        $ (160)
                                                =======        ======         ======

 Net income (loss) per share, basic
   and diluted(3)                                   .01          (.10)          (.06)

 Weighted average number of
   shares and dilutive securities
     Basic                                        3,218         3,297          2,657
     Diluted                                      3,457         3,297          2,657


                                             December 31,
                                           ----------------
                                             1997     1996
                                           -------   ------

Consolidated Balance Sheet Data (4):
Cash and cash equivalents                  $   977   $1,798
Working capital                               (458)   1,817
Total assets                                15,564    9,553
Long-term debt, less current maturities     10,198    6,829
Total shareholders' equity                   1,388    1,684

                                               The Company (1)
                                ------------------------------------------
                                 Year Ended     Year Ended    Inception to
                                December 31,   December 31,   December 31,
                                    1997           1996           1995 (2)
                                ------------   ------------   ------------
Selected Operating Data:
Number of offices (4)                 34              18             4
Number of dentists (4)(5)             53              24             6
Total net revenue per office     $374,773       $298,513       $74,990

(1) The comparability of the data is affected by acquisitions of Offices and development of de novo Offices. The Company was operating four Offices as of December 1995. During 1996 the Company acquired nine Offices and opened five de novo Offices. Fifteen additional Office acquisitions and one de novo Office increased the Company's operations for the year ended December 31, 1997.

(2) The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.
(3) Computed on the basis described in (Note 2) of Notes to Consolidated Financial Statements of the Company.
(4) Data is as of the end of the respective periods presented.
(5) Includes dentists employed by the P.C.s, but excludes specialists who are independent contractors.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

GENERAL

  The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Annual Report. This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. ''Business and Properties,'' as well as in this Annual Report generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in this Item 7 under the heading "Risk Factors."


OVERVIEW

  The Company was formed in May 1995, and currently manages 35 Offices in Colorado and New Mexico staffed by 49 dentists. The Company has acquired 32 Offices (three of which were consolidated into existing Offices) and opened six de novo Offices. Of the 32 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance. See Items 1 and 2. ''Business and Properties -- Operations -- Dental Practice Management Model.''

  The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market has led to its expansion into New Mexico and its evaluation of additional markets. The Company commenced operations in Colorado in October 1995 with the acquisition of three Offices, and acquired a fourth Office in November 1995. In 1996, the Company opened five de novo Offices and acquired 12 practices in several transactions. In 1997, the Company developed one de novo Office and acquired 15 practices.

  The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, and the 15 practices acquired in 1997 were $412,134, $4,372,338 and $5,315,263, respectively. The average investment by the Company in each of its six de novo Offices has been approximately $170,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The five de novo Offices opened between January 8, 1996 and July 15, 1996 began generating positive contribution from dental offices, on average, within three months of opening. See Items 1 and 2. "Business and Properties -- Expansion Program."

  The Company has experienced significant growth in net revenue (as defined below) and operating profitability. The Company has achieved these results in Colorado primarily through the development of a dense dental practice network and the implementation of its dental practice management model. The Company's net revenue increased from $300,000 in 1995 to $5.4 million for the year ended December 31, 1996 and was $12.7 million in the year ended December 31, 1997. Contribution from dental offices has increased dramatically from a loss of ($6,516) in 1995, to a profit of $771,000 in 1996, and to a profit of $2.6 million for the year ended December 31, 1997. Contribution from dental offices as a percentage of Revenue increased from (2.2)% for the year ended December 31, 1995 to 14.3% for the year ended December 31, 1996, and to 20.3% for the year ended December 31, 1997. Operating income also improved substantially from a loss of ($159,000) in 1995 to a loss of ($9,000) in the year ended December 31, 1996 to an operating profit of $877,000 for the year ended December 31, 1997.

  At December 31, 1997, the Company's total assets of $15.6 million included $8.9 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $1.4 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


COMPONENTS OF REVENUE AND EXPENSES

  Total dental group practice revenue, net ("Revenue") represents the revenue of the Offices reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as salary, benefits and other payments to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Management service fee revenue represents the net revenue earned by the Company for the two Offices for which the Company has management agreements, but does not have control. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists and hygienists), dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

  Under the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating on behalf of the P.C.s for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel,
(viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating on behalf of the P.C.s with managed care organizations. The P.C. is responsible for, among other things, (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists,
(iii) maintaining proper patient records, and (iv) cooperating in the obtaining of professional liability insurance. The Company has made, and intends to make in the future, loans to P.C.s in both Colorado and New Mexico to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing with the Company the economic benefits or detriments associated with assets acquired by the P.C.s using such loans. Because the Company consolidates the financial statements of the P.C.s with its financial statements, these loans are eliminated in consolidation.

  Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under a Management Agreement, including (i) salaries, benefits and other direct costs of employees of the Company that work at the Office, including dental assistants, (ii) direct costs of all employees or consultants of the Company who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) malpractice insurance expenses, lease expenses and dentist recruitment expenses,
(vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company.

  The Company's Revenue is derived principally from fee-for-service Revenue and Revenue from capitated managed dental care plans. Fee-for-service Revenue consists of Revenue of the P.C.s received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care Revenue consists of Revenue of the P.C.s received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive co-payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Items 1 and 2. ''Business and Properties -
- Payor Mix.''

  The Company seeks to increase its fee-for-service business by increasing the patient volume of existing Offices through effective marketing and advertising programs, opening new Offices and acquiring solo and group practices. The Company seeks to supplement this fee-for-service business with Revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity.

  The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable terms in such contracts. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. Variations in the relative penetration and popularity of capitated managed dental care from market to market across the country, however, make it difficult to determine whether the Company's experience in new markets will be consistent with its experience in the Colorado market. The Company expects that the level of profitability of its operations in new markets entered through acquisition will vary depending in part on these factors and may not replicate or be comparable to the Company's results in the Colorado market.

RESULTS OF OPERATIONS

  As a result of the recent rapid expansion of its business through acquisitions and the development of de novo Offices, and the Company's limited period of affiliation with these Offices, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

  The Company has experienced significant growth in Revenue which has increased from $7.3 million for the year ended December 31, 1996 to $17.2 million for the year ended December 31, 1997, an increase of 135.8%. The Company acquired 15 practices and opened one de novo Office during 1997 which, in the aggregate, contributed $4.4 million of the $9.9 million increase. The remainder of the increase in Revenue of $5.5 million was attributable to the 18 Offices that existed at the beginning of 1997. Revenue at the four Offices in existence during both full periods increased from $2.7 million in 1996 to $3.3 million in 1997, an increase of $0.6 million, or 22.5%. The Company's Revenue increased from $448,000 for the year ended December 31, 1995 (a partial year of operations) to $7.3 million for the year ended December 31, 1996.

  The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's consolidated statements of operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company.


                                                    INCEPTION TO    YEAR ENDED     YEAR ENDED
                                                    -------------  -------------  -------------
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    -------------  -------------  -------------
                                                      1995 (1)         1996           1997
                                                    -------------  -------------  -------------
--------------------------------------------------

Net revenue                                                100.0%         100.0%         100.0%
Direct expenses:
  Clinical salaries and benefits                            41.9           32.5           37.4
  Dental supplies                                           14.1           14.5            8.5
  Laboratory fees                                            9.4            9.0            9.2
  Occupancy                                                  6.5            5.9            8.6
  Advertising and marketing                                 11.5            5.2            3.2
  Depreciation and amortization                              4.6            6.0            4.4
  General and administrative                                14.2           12.5            8.4
                                                         -------          -----          -----
                                                           102.2           85.6           79.7
                                                         -------          -----          -----
Contribution from dental offices                            (2.2)          14.4           20.3
Corporate expenses --
  General and administrative                                49.6           13.4           10.7
  Unsuccessful acquisition costs                              --             --            2.0
  Depreciation and amortization                              1.3            1.1            0.8
                                                         -------          -----          -----
Operating (loss) income                                    (53.1)          (0.1)           6.8
Interest expense, net                                       (0.3)          (6.1)          (6.6)
                                                         -------          -----          -----
(Loss) income before income taxes                          (53.4)          (6.2)           0.2
Income taxes                                                 0.0            0.0            0.0
                                                         -------          -----          -----
Net (loss) income                                         (53.4)%         (6.2)%           0.2%
                                                         =======          =====          =====

--------------

(1) The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.


YEAR ENDED DECEMBER 31,  1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net revenue. Net revenue increased from $5.4 million for the year ended December 31, 1996 to $12.7 million for the year ended December 31, 1997, an increase of $7.3 million, or 137.1%. The Company acquired 15 practices and opened one de novo Office during 1997 which contributed $3.0 million of the increase. The remainder of the increase in net revenue of $4.3 million was attributable to the 18 Offices that existed at the beginning of 1997.

  Clinical salaries and benefits.   Clinical salaries and benefits increased
from $1.7 million to $4.8 million for the year ended December 31, 1996 and 1997, respectively, an increase of $3.0 million or 172.4%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 32.5% in 1996 to 37.4% in 1997.

  Dental supplies.   Dental supplies increased from $778,000 for the year ended
December 31, 1996 to $1.1 million for the year ended December 31, 1997, an increase of $303,000 or 39.0%. This increase was due to the increased Revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 14.5% in 1996 to 8.5% in 1997.

  Laboratory fees. Laboratory fees increased from $483,000 in 1996 to $1.2 million for 1997, an increase of $688,000 or 142.5%. This increase was due to the increased Revenue generated at the Offices. As a percentage of net revenue, laboratory fees increased marginally from 9.0% in 1996 to 9.2% in 1997.

  Occupancy.   Occupancy increased from $315,000 in 1996 to $1.1 million in
1997, an increase of $785,000 or 248.9%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1996. As a percentage of net revenue, occupancy expense increased from 5.9% in 1996 to 8.6% in 1997.

  Advertising and marketing. Advertising and marketing increased from $280,000 for the year ended December 31, 1996 to $409,000 for the year ended December 31, 1997, an increase of $128,000 or 45.8%. This increase was primarily due to increased advertising, including television, Yellow Pages and radio advertising in 1997. The Company's increased density in the Colorado market enabled it cost effectively to increase its advertising expense. As a percentage of net revenue, advertising and marketing decreased from 5.2% in 1996 to 3.2% in 1997.

  Depreciation and amortization.   Depreciation and amortization, which consists
of depreciation and amortization expense incurred at the Offices, increased from $323,000 in 1996 to $549,000 in 1997, an increase of $226,000 or 69.9%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1996. As a percentage of net revenue, depreciation and amortization decreased from 6.0% in 1996 to 4.4% in 1997.

  General and administrative.   General and administrative, which is
attributable to the Offices, increased from $673,000 in 1996 to $1.1 million in 1997, an increase of $399,000 or 59.4%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1996. Additionally, the Company expanded its corporate infrastructure to manage the growth and some of these costs were passed on to the Offices. As a percentage of net revenue, general and administrative expenses decreased from 12.5% in 1996 to 8.4% in 1997.

  Contribution from dental offices.   As a result of the above, contribution
from dental offices increased from $771,000 for the year ended December 31, 1996 to $2.6 million for the year ended December 31, 1997, an increase of $1.8 million or 236.3%. As a percentage of net revenue, contribution from dental offices increased from 14.4% in 1996 to 20.3% in 1997.

  Corporate expenses -- general and administrative.   Corporate expenses --
general and administrative increased from $721,000 in 1996 to $1.4 million in 1997, an increase of $639,000 or 88.6%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense -- general and administrative decreased from 13.4% in 1996 to 10.7% in 1997.

  Corporate expenses -- acquisition costs.   During the year ended December 31,
1997, the Company incurred a one-time charge of $252,234 related to due diligence costs and audit fees in connection with a potential acquisition of a group of dental practices. As a result of its due diligence, the Company determined not to proceed with the acquisition.

  Corporate expenses -- depreciation and amortization.   Corporate expenses --
depreciation and amortization increased from $58,000 in the year ended December 31, 1996 to $102,000 in the year ended December 31, 1997, an increase of $44,000 or 75.5%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses -- depreciation and amortization decreased from 1.1% in 1996 to 0.8% in 1997.

  Operating income (loss).   As a result of the above, operating income (loss)
increased from an operating loss of ($9,000) in 1996 to $877,000 in 1997, an increase of $886,000. As a percentage of net revenue, operating income (loss) increased from a loss of (0.1%) in 1996 to 6.8% in 1997.

  Interest expense, net.   Interest expense, net increased from $327,000 in 1996
to $843,000 in 1997, an increase of $517,000 or 158.3%. This increase was primarily the result of interest expense and financing costs associated with the Company's $6.8 million principal amount 9.0% convertible debentures issued in May 1996 and December 1996. As a percentage of net revenue, interest expense, net increased from 6.1% in 1996 to 6.6% in 1997.

  Net income (loss). As a result of the above, net income (loss) increased from a loss of ($335,000) in the year ended December 31, 1996 to $34,000 in the year ended December 31, 1997, an increase of $369,000. The Company paid no income taxes in other periods. As a percentage of net revenue, net income (loss) increased from a loss of (6.2%) in 1996 to 0.2% in 1997.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  The year ended December 31, 1996 represents a full year of operation while the year ended December 31, 1995 reflects operations from October 1, 1995, the date the Company acquired its first Offices, and start-up expenses from the Company's inception at May 17, 1995 to October 1, 1995.

  Net revenue.   Net revenue increased from $300,000 in 1995 to $5.4 million in
1996, an increase of $5.1 million. The Company acquired its first three Offices on October 1, 1995 and acquired its fourth Office on November 17, 1995 and, therefore, had limited operations during 1995. These four Offices contributed $2.0 million of net revenue in 1996, and the nine Offices acquired and five de novo Offices developed by the Company during 1996 contributed $3.4 million.

  Clinical salaries and benefits.   Clinical salaries and benefits increased
from $125,000 to $1.7 million for 1995 and 1996, respectively, an increase of $1.6 million. The increased clinical salaries and benefits were due primarily to the full year of operations in 1996, the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits decreased from 41.9% in 1995 to 32.5% in 1996.

  Dental supplies. Dental supplies increased from $42,000 for 1995 to $778,000 for 1996, an increase of $735,000 due to the increased Revenue generated at the Offices. As a percentage of net revenue, dental supplies increased from 14.1% in 1996 to 14.5% in 1997.

  Laboratory fees.   Laboratory fees increased from $28,000 for 1995 to $483,000 for 1996, an increase of $455,000. This increase was due to the increased Revenue generated at the Offices. As a percentage of net revenue, laboratory fees decreased slightly from 9.4% in 1995 to 9.0% in 1996.

  Occupancy.   Occupancy increased from $20,000 for 1995 to $315,000 for 1996, an increase of $296,000. This increase was due to the increased number of Offices which grew from four at December 31, 1995, a period with only three months of operations, to 18 Offices at December 31, 1996. As a percentage of net revenue, occupancy expense decreased slightly from 6.5% in 1995 to 5.9% in 1996.

  Advertising and marketing.   Advertising and marketing increased from $35,000
for 1995 to $280,000 for 1996 period, an increase of $246,000. The Company's only method of advertising and marketing in 1995 was Yellow Pages advertising. The Company began television advertising in Colorado Springs in January 1996 and in the Denver market in September 1996. Additionally, the Company conducted an extensive direct mail marketing campaign during the opening of each of its de novo Offices in 1996. As a percentage of net revenue, advertising and marketing decreased from 11.5% in 1995 to 5.2% in 1996.

  Depreciation and amortization.   Depreciation and amortization, which consists
of depreciation and amortization expense incurred at the Offices, increased from $14,000 in 1995 to $323,000 in 1996 an increase of $310,000. This increase was due to the increased number of Offices as well as certain Offices which were only open part of the year in 1995. Also contributing to the increase were the five de novo Offices opened by the Company from January 9, 1996 to July 15, 1996. As a percentage of net revenue, depreciation and amortization increased from 4.6% in 1995 to 6.0% in 1996.

  General and administrative. General and administrative, which is attributable to the Offices, increased from $43,000 in 1995 to $673,000 in 1996, an increase of $630,000. This increase was a result of the full year of operations during 1996 and the increased number of Offices, as well as certain Offices which were only open for part of the year in 1995. Additionally, the Company expanded its corporate infrastructure to manage the growth and a portion of those costs are passed on to the Offices. As a percentage of net revenue, general and administrative expenses decreased from 14.2% in 1995 to 12.5% in 1996.

  Contribution from dental offices.   As a result of the above, contribution
from dental offices increased from a loss of ($7,000) for 1995 to $771,000 for 1996, an increase of $777,000. As a percentage of net revenue, contribution from dental offices increased from (2.2)% in 1995 to 14.4% in 1996.

  Corporate expenses -- general and administrative.   Corporate expenses --
general and administrative increased from $149,000 in 1995 to $721,000 in 1996, an increase of $572,000. This increase was due to a full period of operations during 1996 and expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expenses -- general and administrative decreased from 49.6% in 1995 to 13.4% in 1996. During 1995, the Company had certain start-up costs prior to generating revenue on October 1, 1995 which contributed to the higher corporate expense -- general and administrative as a percentage of net revenue.

  Corporate expenses -- depreciation and amortization.   Corporate expenses --
depreciation and amortization increased from $4,000 in 1995 to $58,000 in 1996, an increase of $54,000. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses -- depreciation and amortization decreased from 1.3% in 1995 to 1.1% in 1996.

  Operating income (loss).   As a result of the above, operating income (loss)
improved from a loss of ($159,000) in 1995 to a loss of ($9,000) in 1996, an improvement of $151,000. As a percentage of net revenue, operating income (loss) increased from (53.1)% in 1995 to (0.1)% in 1996.

  Interest expense, net.   Interest expense, net increased from $1,000 in 1995
to $327,000 in 1996, an increase of $326,000. This increase was primarily the result of interest expense and financing costs associated with the Company's $6.8 million principal amount 9.0% convertible debentures issued in May 1996 and December 1996. As a percentage of net revenue, interest expense, net increased from 0.3% to 6.1% in 1996.

  Net income (loss).   As a result of the above, net income (loss) increased
from a loss of ($160,000) in 1995 to a loss of ($335,000) in 1996.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the ''Credit Facility'') and seller notes.

  Net cash provided by (used in) operating activities was $26,000, ($546,000) and $2.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. Net cash provided by (used in) operations during these periods, after adding back depreciation and amortization, consisted primarily of increases in accounts payable and accrued expenses.

In the year ended December 31, 1997, net income contributed $34,000 to net cash provided by operating activities for the period.

  Net cash used in investing activities was $348,000, $4.8 million and $4.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. In the year ended December 31, 1997, $3.4 million was utilized for acquisitions and $1.1 million was invested in the purchase of additional property and equipment, including $165,000 for the de novo Offices. These capital expenditures were partially offset by $200,000 of cash obtained from the acquisition of existing dental offices. In 1996, $3.7 million was utilized for acquisitions and $1.0 million was invested in the purchase of additional property and equipment, including $493,009 in the de novo Offices.

  For the years ended December 31, 1996 and December 31, 1997, net cash provided by financing activities was $5.7 million and $1.1 million, respectively. In the year ended December 31, 1997, the cash provided was comprised of $225,000 from the private sale of convertible subordinated debentures and $250,000 in net borrowings from the Credit Facility and proceeds of $2.0 million from a term loan used to finance the Gentle Dental Acquisition. This was partially offset by $847,000 for costs associated with the public offering, $271,000 used for the repayment of long term debt and $219,000 used to repurchase common stock. Net cash provided by financing activities in 1996 totaled $5.7 million. This was comprised of $6.6 million from the private sale of convertible subordinated debentures and $100,000 in net borrowings from the Credit Facility, partially offset by $579,000 used for the repayment of long-term debt and $402,000 used for the payment of subordinated debenture issuance and other financing costs. Net cash provided by financing activities in 1995 totaled $1.8 million. This was comprised of $1.8 million from the private sale of Common Stock, which was partially offset by $19,647 used for the repayment of long-term debt.

  Under the Company's Credit Facility, during its three year term, the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At December 31, 1997, the Company had total outstanding borrowings of $2.35 million under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

  The Company has outstanding indebtedness of approximately $162,000 represented by notes issued in connection with various practice acquisitions, each of which bears interest at rates varying from 7.0% to 9.0%. The Company's current material commitments for capital expenditures total approximately $860,000, consisting of approximately $350,000 for the expansion of two Offices and approximately $170,000 for each of three planned de novo Office developments. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of December 31, 1997 was approximately $462,000, and the Company had a working capital deficit on that date of approximately ($458,000).

  The Company completed on February 17, 1998 a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $10.4 million. Approximately $2.6 million of the net proceeds was used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. The Company believes that the remaining net proceeds from the offering, together with cash generated from operations and borrowings under its Credit Facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term or identifies and completes future acquisitions more quickly than it currently anticipates, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See ''Risk Factors-- Need for Additional Capital; Uncertainty of Additional Financing'' in this Item 7.

RISK FACTORS

     This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Items 1 and 2. "Business and Properties" and Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters," as well as in this Annual Report generally. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth below and the matters set forth in this Annual Report generally.


     Demands on Management from Growth; Limited Operating History. The Company has been providing dental practice management services since October 1995. Although the Company provides management services for 35 Offices, the Company has been providing management services to 16 of these Offices for less than one year. Prior to April 1997, the Company provided dental practice management services exclusively in Colorado. The Company's growth has placed, and will continue to place, strains on the Company's management, operations and systems. The growth has required the hiring and training of additional employees to oversee the operations and training of non-dental employees in the new Offices, the use of management resources to integrate the operations of the new Offices with the operations of the Company, and the incurring of incremental costs to convert to or install the Company's management information system. The Company's ability to compete effectively will depend upon its ability to hire, train and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company's management effectively to anticipate, implement and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. ''Business and Properties -- Expansion Program.''

     Risks Associated with Acquisition Strategy. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 32 dental practice acquisitions (including one acquisition in February 1998), three of which have been consolidated into existing Offices. The success of the Company's acquisition strategy will depend on factors which include the following:

     * Ability to Identify Suitable Dental Practices. The Company devotes substantial time and resources to acquisition-related activities. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. Furthermore, the Company may compete for acquisition opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to the Company, on a timely basis or at all. If a planned acquisition fails to occur or is delayed, the Company's quarterly financial results may be materially lower than analysts' expectations, which likely would cause a decline, perhaps substantial, in the market price of the Common Stock. In addition, increasing consolidation in the dental management services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices.

     * Integration of Dental Practices. The integration of acquired dental practices into the Company's networks is a difficult, costly and time consuming process which, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require the expansion of accounting controls and procedures and the evaluation of certain personnel functions. There can be no assurance that substantial unanticipated problems, costs or delays associated with such integration efforts or with such acquired practices will not occur. As the Company pursues its acquisition strategy, there can be no assurance that the Company will be able successfully to integrate acquired practices in a timely manner or at all, or that any acquired practices will have a positive impact on the Company's results of operations and financial condition.

     * Management of Acquisitions.   The success of the Company's acquisition
strategy will depend in part on the Company's ability to manage effectively an increasing number of Offices, some of which are expected to be located in markets geographically distant from markets in which the Company presently operates. The addition of Offices may impair the Company's ability to provide management services efficiently and successfully to existing Offices and to manage and supervise adequately the Company's employees. The Company's results of operations and financial condition could be materially adversely affected if it is unable to do so effectively.

     * Availability of Funds for Acquisitions.   The Company's acquisition
strategy will require that substantial capital investment and adequate financing be available to the Company. Funds are needed for (i) the purchase of assets of dental practices, (ii) the integration of operations of acquired dental practices, and (iii) the purchase of additional equipment and technology for acquired practices. In addition, increasing consolidation in the dental services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices. Any inability of the Company to obtain suitable financing could cause the Company to limit or otherwise modify its acquisition strategy, which could have a material adverse effect on the Company's results of operations and financial condition. See ''Risk Factors -- Need for Additional Capital; Uncertainty of Additional Financing'' in this Item 7.

     * Ability to Increase Revenues and Operating Income of Acquired Practices. A key element of the Company's growth strategy is to increase revenues and operating income at its acquired Offices. There can be no assurance that the Company's revenues and operating income from its acquired Offices will improve at rates comparable to the historical improvement rates experienced by the Company's existing Offices or at all, or that revenues or operating income from existing Offices will continue to improve at such historical rates or at all. Any failure by the Company in improving revenues or operating income at its Offices could have a material adverse effect on the Company's results of operations and financial condition.

     Risks Associated with De Novo Office Development. The Company intends to devote a substantial amount of time and resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. To date, the Company's average cost to open a de novo Office has been approximately $170,000. Future de novo development may require a greater investment by the Company. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Items 1 and 2. "Business and Properties -- Expansion Program -- De Novo Office Developments."


     Dependence on Management Agreements, the P.C.s and Affiliated Dentists.
The Company receives management fees for services provided to the P.C.s under management agreements (the "Management Agreements"). The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, employ hygienists or control the provision of dental care. The Company's revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company's long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists and hygienists and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company's business, financial condition and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Items 1 and 2. "Business and Properties -- Affiliation Model."

     Government Regulation.    The practice of dentistry is regulated at both
the state and federal levels. There can be no assurance that the regulatory environment in which the Company or P.C.s operate will not change significantly in the future. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In general, regulation of health care companies is increasing. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The laws regulating health care are broad and subject to varying interpretations, and there is currently a lack of case law construing such statutes and regulations. The ability of the Company to operate profitably will depend in part upon the ability of the Company to operate in compliance with applicable health care regulations.

  The laws of many states, including Colorado and New Mexico, permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services.

  Many states, including Colorado, limit the ability of a person other than a licensed dentist to own or control dental equipment or offices used in a dental practice. In addition, Colorado, New Mexico, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental auxiliaries. Some states, including Colorado, regulate the content of advertisements of dental services. Some states require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

  Many states, including Colorado and New Mexico, also prohibit "fee-splitting" by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues.

  Many states have fraud and abuse laws which apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Colorado and New Mexico, prohibit the submitting of false claims for dental services.

  In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care contracts. The application of state insurance laws to third-party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. Specifically, in some states, regulators may determine that the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. If the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company's business, financial condition and operating results may be materially and adversely affected.

  Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid. Because the P.C.s receive no revenue under Medicare and Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations thereunder could have a material adverse effect on the Company's business, financial condition and operating results.

  Although the Company believes that its operations as currently conducted are in material compliance with applicable laws, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations or change the way it conducts business. See Items 1 and 2. "Business and Properties -- Government Regulation".

     Need for Additional Capital; Uncertainty of Additional Financing. Implementation of the Company's growth strategy has required and is expected to continue to require significant capital resources. Such resources will be needed to acquire or establish additional Offices, maintain or upgrade the Company's management information systems, and for the effective integration, operation and expansion of the Offices. The Company historically has used principally cash and promissory notes as consideration in acquisitions of dental practices and intends to continue to do so. If the Company's capital requirements over the next several years exceed cash flow generated from operations and borrowings available under the Company's existing credit facility or any successor credit facility, the Company may need to issue additional equity securities and incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company's existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company's existing credit facility limits the amount the Company may spend in any calendar year to acquire dental practices. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of the Company's operations or the Company's other capital requirements could have a material and adverse effect on the Company's ability to pursue its strategy and on its business, financial condition and operating results. See "Liquidity and Capital
Resources" in this Item 7.

     Reliance on Certain Personnel. The success of the Company, including its ability to complete and integrate acquisitions, depends on the continued services of a relatively limited number of members of the Company's senior management, including its President, Mark Birner, D.D.S., its Chief Executive Officer, Fred Birner, and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. Some key employees have only recently joined the Company. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company's senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company's business, financial condition and operating results.

     Dependence Upon Availability of Dentists and Other Personnel. The Company's operations and expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and newly established Offices, which may have a material adverse effect on the Company's expansion strategy and its business, financial condition and operating results. See Items 1 and 2. "Business and Properties -- Operations -- Dental Practice Management Model."

     Risks Associated with Cost-Containment Initiatives. The health care industry, including the dental services market, is experiencing a trend toward cost containment, as payors seek to impose lower reimbursement rates upon providers. The Company believes that this trend will continue and will increasingly affect the provision of dental services. This may result in a reduction in per-patient and per-procedure revenue from historic levels. Significant reductions in payments to dentists or other changes in reimbursement by payors for dental services may have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Capitated Payment Arrangements. Part of the Company's growth strategy involves selectively obtaining capitated managed dental care contracts. Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the provision of dental services at the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

  In 1996, the Company derived approximately 20.4% of its revenues from capitated managed dental care contracts, and 28.0% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services, (ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and 2. "Business and Properties -- Operations -- Payor Mix."

     Risks of Becoming Subject to Licensure. Federal and state laws regulate insurance companies and certain other managed care organizations. Many states, including Colorado, also regulate the establishment and operation of networks of health care providers. In most states, these laws do not apply to discounted-fee-for-service arrangements. These laws also do not generally apply to networks that are paid on a capitated basis, unless the entity with which the network provider is contracting is not a licensed health insurer or other managed care organization. There are exceptions to these rules in some states. For example, certain states require a license for a capitated arrangement with any party unless the risk-bearing entity is a professional corporation that employs the professionals. The Company believes its current activities do not constitute the provision of insurance in Colorado or New Mexico, and thus, it is in compliance with the insurance laws of these states with respect to the operation of its Offices. There can be no assurance that these laws will not be changed or that interpretations of these laws by the regulatory authorities in those states, or in the states in which the Company expands, will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency. The regulatory framework of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework. Any limitation on the Company's ability to expand could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Arising From Health Care Reform. Federal and state governments currently are considering various types of health care initiatives and comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced, could, if adopted, have a material adverse effect on the Company's business, financial condition and operating results. It is uncertain what legislative programs, if any, will be adopted in the future, or what actions Congress or state legislatures may take regarding health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payments for the services of the Company's managed practices.

     Risks Associated with Intangible Assets. The Family Dental Acquisition and the Gentle Dental Acquisition resulted in significant increases in the Company's intangible assets. At December 31, 1997, intangible assets on the Company's consolidated balance sheet were $8.9 million, representing 57% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

     Possible Exposure to Professional Liability. In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice and related legal theories. Some of these lawsuits involve large claims and significant defense costs. Any suits involving the Company or dentists at the Offices, if successful, could result in substantial damage awards that may exceed the limits of the Company's insurance coverage. The Company provides practice management services; it does not engage in the practice of dentistry or control the practice of dentistry by the dentists or their compliance with regulatory requirements directly applicable to providers. There can be no assurance, however, that the Company will not become subject to litigation in the future as a result of the dental services provided at the Offices. The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, hygienists and dental assistants at the Offices. While the Company believes it has adequate liability insurance coverage, there can be no assurance that the coverage will be adequate to cover losses or that coverage will continue to be available upon terms satisfactory to the Company. In addition, certain types of risks and liabilities, including penalties and fines imposed by governmental agencies, are not covered by insurance. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims could have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. "Business and Properties -- Insurance."

     Risks Associated with Non-Competition Covenants and Other Arrangements with Managing Dentists. The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients. In Colorado, covenants not to compete are prohibited by statute with certain exceptions. One exception permits enforcement of covenants not to compete against executive and management personnel and officers and employees who constitute professional staff to executive and management personnel. Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope. New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable. It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Items 1 and 2. "Business and Properties -- Affiliation Model -- Employment Agreements." In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists' ability to transfer the shares in the P.C.s. See Items 1 and 2. "Business and Properties -- Affiliation Model -- Relationship with P.C.s." There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse impact on the Company.

     Competition. The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. There are several dental practice management companies that are operating in the Company's markets. There are also a number of companies with dental practice management businesses similar to that of the Company currently operating in other parts of the country which may enter the Company's existing markets in the future. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies which already have established a strong business presence in such locations. The Company's competitors may have greater financial or other resources or otherwise enjoy competitive advantages which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. See Items 1 and 2. "Business and Properties -- Competition."

  The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such dentists, specialists, hygienists and other personnel begins to decline in the Company's markets, it may become more difficult to attract qualified dentists, specialists, hygienists and other personnel. There can be no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, hygienists and other personnel. See Items 1 and 2. "Business and Properties -- Competition."

     Volatility of Stock Price. The market price of the Common Stock could be subject to wide fluctuations in response to quarter-by-quarter variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions.

     Restrictions on Payment of Dividends. The Company has not declared or paid cash dividends on its Common Stock since its formation, and the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is prohibited under the terms of the Company's existing credit facility and may be prohibited under any future credit facility which the Company may obtain. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" and "Liquidity and Capital Resources" in this Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------


            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                           ------
Birner Dental Management Services, Inc. and Subsidiaries
  Report of Independent Public Accountants                                   39

  Consolidated Balance Sheets as of December 31, 1997 and 1996               40

  Consolidated Statements of Operations for the years
   ended December 31, 1997 and 1996 and for the period from
   inception (May 17, 1995) to December 31, 1995                             41

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, and 1996 and for the period from
    inception (May 17, 1995) to December 31, 1995                            42

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997 and 1996 and for the period from
    inception (May 17, 1995) to December 31, 1995                         43-44

  Notes to Consolidated Financial Statements                                 45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
 Birner Dental Management Services, Inc.:


We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996 and for the period from inception (May 17, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and for the period from inception (May 17, 1995) to December 31, 1995, in conformity with generally accepted accounting principles.



Denver, Colorado,

March 18, 1998.

           BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                                                                         December 31,
                                                                    -----------------------
                      ASSETS                                            1997        1996
                      ------                                        -----------  ----------
CURRENT ASSETS:
 Cash and cash equivalents                                          $   977,454  $1,797,552
 Accounts receivable, net of allowances of approximately
   $97,700 and $26,200, respectively, for uncollectible accounts      1,374,304     848,851
 Notes receivable -- related parties                                     35,507      30,196
 Prepaid expenses                                                       284,865     179,727
 Deferred offering costs                                                846,528           -
                                                                    -----------  ----------
       Total current assets                                           3,518,658   2,856,326
                                                                    -----------  ----------
PROPERTY AND EQUIPMENT, net                                           2,630,945   1,809,775

OTHER NONCURRENT ASSETS:
 Intangible assets, net                                               8,947,952   4,336,759
 Deferred charges and other assets                                      458,191     441,603
 Notes receivable -- related parties, net of current portion              8,052     108,355
                                                                    -----------  ----------
       Total assets                                                 $15,563,798  $9,552,818
                                                                    ===========  ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                              $ 3,252,761  $  903,235
 Short-term borrowings                                                  682,907      94,785
 Current maturities of capital lease obligations                         41,391      41,500
                                                                    -----------  ----------
       Total current liabilities                                      3,977,059   1,039,520
                                                                    -----------  ----------
LONG TERM LIABILITIES:
 Long-term borrowings                                                 3,392,114     208,215
 Convertible subordinated debentures                                  6,780,000   6,555,000
 Capital lease obligations, net of current maturities                    26,249      65,957
                                                                    -----------  ----------
       Total liabilities                                             14,175,422   7,868,692

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
 Preferred Stock, no par value, 10,000,000 shares
   authorized; none outstanding                                               -           -
 Common Stock, no par value, 20,000,000 shares
   authorized; 3,196,243 and 3,299,205, shares issued and
   outstanding at December 31, 1997 and 1996, respectively            1,850,094   2,179,659
 Accumulated deficit                                                   (461,718)   (495,533)
                                                                    -----------  ----------
   Total shareholders' equity                                         1,388,376   1,684,126
                                                                    -----------  ----------
   Total liabilities and shareholders' equity                       $15,563,798  $9,552,818
                                                                    ===========  ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                                     Inception
                                              Years Ended         (May 17, 1995)
                                              December 31,              to
                                       ------------------------    December 31,
                                          1997          1996           1995
                                       -----------   ----------   --------------
NET REVENUE                            $12,742,293   $5,373,229   $  299,960

DIRECT EXPENSES:
 Clinical salaries and benefits          4,767,444    1,749,985      125,371
 Dental supplies                         1,081,080      777,769       42,392
 Laboratory fees                         1,171,429      483,140       28,262
 Occupancy                               1,100,447      315,423       19,532
 Advertising and marketing                 408,612      280,186       34,533
 Depreciation and amortization             549,332      323,401       13,745
 General and administrative              1,072,224      672,759       42,641
                                       -----------   ----------   ----------
                                        10,150,568    4,602,663      306,476
                                       -----------   ----------   ----------
 Contribution from dental offices        2,591,725      770,566       (6,516)
 Corporate expenses-
   General and administrative            1,360,537      721,313      148,825
   Unsuccessful acquisition costs          252,234            -            -
   Depreciation and amortization           101,709       57,941        3,888
                                       -----------   ----------   ----------
 Operating income (loss)                   877,245       (8,688)    (159,229)
 Interest expense, net                    (843,430)    (326,590)      (1,026)
                                       -----------   ----------   ----------
 Income (loss) before income taxes          33,815     (335,278)    (160,255)
 Income taxes                                    -            -            -
                                       -----------   ----------   ----------
 Net income (loss)                     $    33,815   $ (335,278)  $ (160,255)
                                       ===========   ==========   ==========

 Net income (loss)  per share, basic
   and diluted                         $       .01   $     (.10)  $     (.06)
                                       ===========   ==========   ==========

 Weighted average number of
   shares and dilutive securities
     Basic                               3,218,392    3,296,543    2,657,352
     Diluted                             3,456,973    3,296,543    2,657,352

 The accompanying notes are an integral part of these consolidated statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            --------------------------------------------------------


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                ------------------------------------------------

                                             Common Stock      Accumulated      Total
                                       ----------------------   Earnings    Shareholders'
                                         Shares      Amount     (Deficit)      Equity
                                       ---------   ----------   ---------    ----------
INCEPTION, May 17, 1995
 Issuance of Common Stock to
   founders for cash                   2,017,400   $   22,000   $    -       $   22,000
 Contribution of capital for
   dental offices                           -          52,010        -           52,010
 Issuance of Common Stock pursuant
   to private placement                  255,407      278,524        -          278,524
 Issuance of Common Stock pursuant
   to private placement                  829,243    1,627,740        -        1,627,740
 Private placement costs                    -        (201,615)       -         (201,615)
 Issuance of Common Stock for
   dental office acquisition             155,890      306,000        -          306,000
 Issuance of Common Stock                 36,680       80,000        -           80,000
 Net loss                                   -            -       (160,255)     (160,255)
                                       ---------   ----------   ---------    ----------
BALANCES, December 31, 1995            3,294,620   2,164,659     (160,255)    2,004,404
 Issuance of Common Stock for
   dental office acquisition               4,585      15,000         -          15,000
 Net loss                                   -           -        (335,278)    (335,278)
                                       ---------   ----------   ---------    ----------
BALANCES, December 31, 1996            3,299,205    2,179,659    (495,533)    1,684,126
 Purchase and retirement of
   Common Stock                         (137,550)    (330,000)       -         (330,000)
 Exercise of warrants                     34,380         -           -             -
 Exercise of stock options                   208          435        -              435
 Net income                                 -            -         33,815        33,815
                                       ---------   ----------   ---------    ----------
BALANCES, December 31, 1997            3,196,243   $1,850,094   $(461,718)   $1,388,376
                                       =========   ==========   =========    ==========

 The accompanying notes are an integral part of these consolidated statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------

                                                                                            Inception
                                                                    Years Ended          (May 17, 1995)
                                                                    December 31,               To
                                                            -------------------------     December 31,
                                                                1997          1996            1995
                                                            -----------   -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $    33,815   $  (335,278)   $ (160,255)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation and amortization                              651,041       381,342        17,633
     Provision for bad debts                                     71,516        23,800         2,400
     Amortization of debenture issuance costs                    87,838        30,261             -
     Changes in assets and liabilities, net of effects
       from acquisitions-
         Accounts receivable                                   (417,049)     (555,905)      (16,223)
         Prepaid expenses                                       (79,647)     (143,924)      (29,953)
         Accounts payable and accrued expenses                1,898,471        54,121       252,570
         Other noncurrent assets                                      -             -       (40,469)
                                                            -----------   -----------    ----------
     Net cash provided by (used in) operating
       activities                                             2,245,985      (545,583)       25,703
                                                            -----------   -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable -- related parties                             94,992      (138,551)            -
 Capital expenditures                                          (912,976)     (486,379)      (99,418)
 Development of new dental offices                             (165,103)     (493,009)     (244,741)
 Cash acquired from existing dental offices                     200,058             -       102,132
 Acquisition of dental offices                               (3,402,536)   (3,677,469)     (106,134)
                                                            -----------   -----------    ----------
     Net cash used in investing activities                   (4,185,565)   (4,795,408)     (348,161)
                                                            -----------   -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible subordinated debentures              225,000     6,555,000             -
 Net activity from line of credit                               250,000       100,000             -
 Proceeds from borrowings                                     2,000,000             -             -
 Repayment of borrowings                                       (270,618)     (579,285)      (19,647)
 Payment of debenture issuance and other financing costs        (19,629)     (401,716)            -
 Public offering costs                                         (846,528)            -             -
 Issuances of Common Stock, net of offering costs                   435             -     1,806,649
 Purchase and retirement of Common Stock                       (219,178)            -             -
                                                            -----------   -----------    ----------
     Net cash provided by financing activities                1,119,482     5,673,999     1,787,002
                                                            -----------   -----------    ----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                   (820,098)      333,008     1,464,544

CASH AND CASH EQUIVALENTS,  beginning of period               1,797,552     1,464,544             -
                                                            -----------   -----------    ----------
CASH AND CASH EQUIVALENTS,  end of period                   $   977,454   $ 1,797,552    $1,464,544
                                                            ===========   ===========    ==========


 The accompanying notes are an integral part of these consolidated statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------

                                                                                   Inception
                                                           Years Ended          (May 17, 1995)
                                                           December 31,               To
                                                     ------------------------    December 31,
                                                        1997          1996           1995
                                                     ---------    -----------   --------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
   Cash paid during the period for interest          $ 652,362    $   243,530   $  14,601
                                                     ---------    -----------   ---------
   Cash paid for taxes                               $       -    $         -   $       -
                                                     =========    ===========   =========

SUPPLEMENTAL DISCLOSURES OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Contribution of capital for dental offices        $        -   $         -   $  52,010
   Property purchased under capital leases                    -       107,457      31,932
   Common Stock issued for-
     Acquisition of dental offices                            -        15,000     306,000
   Notes payable for -
     Acquisition of dental offices                    1,642,000        90,000     550,000
     Purchase and retirement of Common Stock            110,822             -           -
   Liabilities assumed, incurred for acquisitions-
     Notes payable                                            -       130,000           -
     Accounts payable and accrued liabilities           451,055       507,320      89,224
   Accounts receivable acquired through
     acquisitions                                       179,920       238,786      91,783
   Other assets acquired through acquisitions            25,491             -           -
   34,380 shares issued for cashless exercise
   of 36,680 warrants in 1997                                 -             -           -

 The accompanying notes are an integral part of these consolidated statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



(1)  DESCRIPTION OF BUSINESS AND REORGANIZATION
     -------------------------------------------

Birner Dental Management Services, Inc. (''Birner''), a Colorado corporation (the ''Company''), was incorporated on May 17, 1995 (''Inception'') and manages dental group practices. As of December 31, 1997 and December 31, 1996 the Company managed 34 and 18 dental practices (collectively referred to as the ''Offices''), respectively. Birner provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and Birner provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company was formed by three individuals on May 17, 1995, with an initial capital investment of $22,000 for 2,017,400 shares of Common Stock. The Company had no substantial operations until October 1, 1995, when it acquired three dental offices from one of the founders and executed Management Agreements for those practices. The Company acquired assets of approximately $721,000, liabilities of $669,000 and recorded existing equity of $52,000 as a contribution of capital. The assets and liabilities acquired in this transaction were recorded at predecessor cost.

The Company has grown principally through acquisitions. In late 1995, the Company acquired one existing Office. In 1996, the Company acquired twelve existing Offices, three were consolidated into existing locations, and developed five Offices. In 1997, the Company acquired fifteen existing offices and developed one Office. The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

On October 20, 1997, the Company's shareholders approved a .917-for-one reverse stock split. The Company's financial statements have been retroactively adjusted for all periods presented to reflect this transaction.

(2)  SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------

   Basis of Presentation/Basis of Consolidation
   --------------------------------------------

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.

The Company treats Offices as consolidated subsidiaries where it has a perpetual and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via long-term contractual management arrangements. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C. The accompanying statements of operations reflect net revenue, which is the amount billed to patients less physicians' and hygienists' compensation. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company. Under the management agreements the Company assumes responsibility for the management of most aspects of the Offices' business (other than the provision of dental services) including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice. The accompanying consolidated financial statements are presented without regard to where the costs are incurred since under the management and other agreements the Company believes it has perpetual and unilateral control over the assets and operations of substantially all of the Offices.


The Emerging Issues Task Force (''EITF'') of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 97-2 on November 20, 1997. EITF Issue 97-2 covers financial reporting matters relating to the physician practice management industry, including the consolidation of professional corporation revenue and expenses, the accounting for business combinations and the treatment of stock options for physicians as employee options. The Company's historic accounting policies in these areas have been consistent with the consensus reached in EITF Issue 97-2.


A summary of the components of net revenue for the years ended December 31, 1997 and 1996 and for the period ending December 31, 1995, follows:

                                                                             Inception
                                                       Years Ended         (May 17, 1995)
                                                       December 31,             To
                                                ------------------------    December 31,
                                                    1997         1996          1995
                                                -----------   ----------   --------------
 Total dental group practice revenue, net       $17,176,583   $7,283,976     $447,995
 Less --revenue from managed offices, net         1,345,231       94,676            -
                                                -----------   ----------     --------
 Dental office revenue, net                      15,831,352    7,189,300      447,995
 Less -- amounts retained by dental offices       4,134,542    1,882,005      148,035
                                                -----------   ----------     --------
 Net revenue from consolidated dental offices    11,696,810    5,307,295      299,960
 Management service fee revenue                   1,045,483       65,934            -
                                                -----------   ----------     --------
       Net revenue                              $12,742,293   $5,373,229     $299,960
                                                ===========   ==========     ========

   Total Dental Group Practice Revenue, Net
   -----------------------------------------

"Total dental group practice revenue, net" represents the revenue of the consolidated and managed Offices reported at the estimated realizable amounts from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments. Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. There are no material claims, disputes or other unsettled matters that exist to management's knowledge concerning third-party reimbursements.

During 1997 and 1996, 23.7%, and 20.0%, respectively, of the Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. The Offices may receive a co-pay from the patient for each service provided.

During the year ended December 31, 1997, approximately 11.5%, 13.4% and 11.5% of the Company's gross revenue came from Prudential Dental Maintenance Organization, Inc. ("Prudential"), PacifiCare and CIGNA, respectively. During the year ended December 31, 1996, Prudential was responsible for 13.7% and PacifiCare was responsible for 10.0%, of the Company's gross revenue.

   Net Revenue from Consolidated Dental Offices
   --------------------------------------------

Net revenue represents the "Dental offices revenue, net" less amounts retained by the Offices primarily for compensation paid by the professional corporations to dentists and hygienists. Dentists receive compensation based upon a specified amount per hour worked or a percentage of collections attributable to their work, and a bonus based upon the operating performance of the Office. The Company's net revenue is dependent upon the revenue of the Offices. The Company's historical net revenue and operating income levels would be the same as those reported even if the Company employed all of the dentists and hygienists.

  Management Service Fee Revenue
  ------------------------------

For two of the Offices for which the Company has management agreements, but does not have control, the Company receives management services fee revenue included with net revenue in the accompanying statements of operations along with the direct expenses associated with the Office operations. Management service fee revenue represents net revenue (as defined above) from these offices.

   Contribution From Dental Offices
   ---------------------------------

The "contribution from dental offices" represents the excess of net revenue from the operations of the offices over direct expenses associated with operating the Offices. The revenue and direct expense amounts relate exclusively to business activities associated with the Offices. The contribution from dental offices provides an indication of the level of earnings generated from the operation of the Offices to cover corporate expenses, interest expense charges and income taxes.

   Advertising and Marketing
   --------------------------

The costs of advertising, promotion and marketing are expensed as incurred.

   Cash and Cash Equivalents
   --------------------------

For purposes of the consolidated statements of cash flows, cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.

   Accounts Receivable
   -------------------

Accounts receivable represents receivables from patients and other third-party payors for dental services provided. Such amounts are recorded net of contractual allowances and other adjustments at time of billing. In addition, the Company has estimated allowances for uncollectible accounts.

In those instances when payment is not received at the time of service, the Offices record receivables without collateral from their patients, most of whom are local residents and are insured under third-party payor agreements. Management continually monitors and periodically adjusts the allowances associated with these receivables.

   Property and Equipment
   -----------------------

Property and equipment are stated at cost or fair market value at dates of acquisition, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the lease including renewals. Equipment held under capital lease obligations is amortized on a straight-line basis over the shorter of the lease term or estimated life of the asset. Depreciation was $387,896, $265,967 and $11,004 for the years ended December 31, 1997 and 1996, and for the period from inception to December 31, 1995, respectively.

   Intangible Assets
   ------------------

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed is allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40 year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by Birner.

The Company reviews the recorded amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows net of the Offices acquired over the remaining amortization periods, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each dental Office's relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of the dental Offices and the impact on the net revenue earned by the Company, and legal and regulatory factors governing the practice of dentistry.

   Use of Estimates
   -----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes
   -------------

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

   Earnings Per Share
   -------------------

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and replaces the "fully diluted earnings per share" calculation with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Company's previously reported net loss per common share. The following table presents a reconciliation of basic and diluted income (loss) per share calculations:


                                                 Years Ended December 31,
                              --------------------------------------------------------------    Inception (May 17, 1995) to
                                          1997                             1996                       December 31, 1995
                              ----------------------------   -------------------------------   -------------------------------
                                                     Per                               Per                               Per
                                                    Share                             Share                             Share
                              Income     Shares     Amount     Loss        Shares     Amount     Loss        Shares     Amount
                              -------   ---------   ------   ---------    ---------   ------   ---------    ---------   ------
Basic EPS
Net income (loss)
 applicable to
 common shares                $33,815   3,218,392   $  .01   $(335,278)   3,296,543   $(.10)   $(160,255)   2,657,352   $(.06)

Effect of Dilutive common
 shares from stock
 options and warrants            -        238,581      -          -            -          -         -            -          -

Diluted Earnings Per Share    -------   ---------   ------   ---------    ---------   ------   ---------    ---------   ------
 Net income (loss)
  applicable to
  common shares               $33,815   3,456,973   $  .01   $(335,278)   3,296,543   $(.10)   $(160,255)   2,657,352   $(.06)
                              =======   =========   ======   =========    =========   ======   =========    =========   ======

All options and warrants to purchase common shares were excluded from the computation of diluted earnings per share in 1996 and 1995 since they were antidilutive as a result of the Company's net loss in those years. The conversion of the May and December Debentures were excluded from diluted earnings per share for 1997 as the effect of the exclusion of the related interest expense for 1997 would have an anti-dilutive effect on diluted earnings per share.


Pursuant to Securities and Exchange Commission rules, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the offering ("cheap stock") were previously included in the calculation of basic earnings per share as if they were outstanding regardless of whether they were antidilutive. Subsequent to December 31, 1997, guidance was issued to redefine cheap stock.
As a result, 129,126 shares which were originally treated as cheap stock and included in weighted average shares outstanding, have been excluded. This change in the weighted average shares had no impact on the net loss per share previously reported for all years.


   Recent Accounting Pronouncements
   ---------------------------------


The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted in 1998.

(3)  ACQUISITIONS
     ------------

During 1995, 1996 and 1997, the Company acquired various dental practices. In connection with each Office acquisition, the Company entered into contractual arrangements, including Management Agreements which have a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has perpetual and unilateral control over the assets and business operations of the Offices. Accordingly, these acquisitions are considered business combinations.

On November 17, 1995, the Company acquired all of the assets and assumed certain liabilities of a Colorado sole proprietorship (the ''1995 Acquisition'') for shares of Common Stock and cash.

On May 29, 1996, the Company acquired all the assets and assumed all liabilities of Family Dental Care Fort Collins, a sole proprietorship, Family Dental Group I, P.C., a Colorado professional corporation and Family Dental Care Westminster, a Colorado general partnership, collectively "Family Dental Acquisition" for $3,284,018. Family Dental Acquisition consists of seven Offices located in Colorado.

At various dates between July 3, 1996 and September 17, 1996 the Company acquired all the assets of four dental practices for a total purchase price of $470,000. In addition, in August 1996, the Company acquired the operating assets in a Colorado practice ("East Cornell") and obtained certain rights to manage the practice. These four 1996 acquisitions and the East Cornell acquisition are collectively referred to as the "Additional 1996 Acquisitions."

In the period January 1, 1997 through June 30, 1997, the Company acquired all the assets of three dental practices for a total purchase price of $645,000, at various dates from January 28, 1997 through March 25, 1997. All the assets in another Colorado practice ("Yale") and certain rights to manage the practice were acquired in April 1997. The three 1997 acquisitions and the Yale acquisition are collectively referred to as the "Early 1997 Acquisitions."

The Company acquired two unrelated New Mexico dental practices for approximately $457,500 in August 1997 (the "Late 1997 Acquisitions").

On September 8, 1997, the Company acquired nine dental practices, operated under the name of Gentle Dental, located in Colorado for $3.5 million.

The acquisitions (excluding East Cornell and Yale) have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. The Company does not expect the final allocations to differ significantly from the amounts estimated at date of acquisition. The estimated fair value of assets acquired and liabilities assumed for these acquisitions are summarized as follows:

                                                     Family        Additional          Early             Late           Gentle
                                     1995            Dental           1996             1997              1997           Dental
                                  Acquisition     Acquisition     Acquisition       Acquisition      Acquisition     Acquisition
                                  -----------     -----------     ------------      -----------      -----------     -----------
Accounts receivable, net          $  24,845       $  218,786        $   -          $  20,000         $    -          $   159,920
Property and equipment, net          10,350          417,755         104,713         112,000            13,000            96,478
Other Assets                           -                -               -               -                 -              225,549
Liabilities assumed                    -            (475,084)        (15,236)           -               (2,500)         (467,770)
Intangible assets                   376,939        3,122,561         365,523         513,000           444,500         3,485,823
Less: Fair value of Common
        Stock issued               (306,000)            -            (15,000)           -                                   -
      Deferred purchase price
        (payable in cash)              -                -            (90,000)       (130,000)         (112,000)       (1,400,000)
                                  ---------       ----------        --------       ---------         ---------       -----------
Cash purchase price               $ 106,134       $3,284,018        $350,000       $ 515,000         $ 343,000       $ 2,100,000
                                  =========       ==========        ========       =========         =========       ===========

East Cornell and Yale are not treated as business combinations because the contractual arrangements do not provide complete and unilateral control of the operations of the Offices.

Operating results of the acquired practices are included in the accompanying statements of operations from the date of acquisition. The following unaudited pro forma information reflects the effect of the acquisitions (excluding East Cornell and Yale) on the consolidated results of operations of the Company as if the acquisitions occurred at January 1, 1996. Actual results may differ substantially from pro forma results and cannot be considered indicative of future operations.

                                                   Years Ended
                                                   December 31,
                                           -------------------------
                                              1997          1996
                                           -----------   -----------
       Net revenue                         $15,702,147   $11,321,000
                                           ===========   ===========
       Net income (loss)                   $    66,151   $  (252,000)
                                           ===========   ===========
       Net loss per common share, basic    $       .02   $      (.08)
                                           ===========   ===========

In connection with the agreements with the dentists associated with East Cornell and Yale, whereby the Company acquired an interest in the practices and obtained the rights to manage the practices, the Company recorded intangible assets of $522,000 related to the Management Agreements obtained in these transactions. In each case, the dentist has an option to put the remaining interest in the Office to the Company at an exercise price which is calculated based upon the performance of the Office (the ''put option price''). The option is exercisable contingent upon certain conditions as outlined in the agreement. The option exercise periods run for seven years beginning August 30, 1999 and April 21, 2000, respectively. The excess of the put option price over the fair value of the remaining interest (if any) will be charged to earnings or, if the put option is exercised, the amount paid will be recorded as an additional cost of acquisition.

(4)  NOTES RECEIVABLE -- RELATED PARTIES
---- -----------------------------------

Notes receivable from related parties consist of the following:

                                                                 December 31,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
     Note receivable from affiliated dentist and
       shareholder, unsecured, 8% interest; due
       April 15, 2004, paid in 1997.                         $      -   $108,355
     Notes receivable from affiliated dentist, unsecured,
       paid in 1997.                                                -      5,196
     Note receivable from CEO and shareholder, unsecured,
       principal and interest due, December 31, 1998,
       interest rate of 6% per annum.                          25,000     25,000
     Note receivable from affiliated dentist, unsecured,
       monthly principal and interest payments, interest
       rate of 8% per annum.                                   13,559          -
     Note receivable from affiliated dentist, unsecured,
       monthly principal and interest payments of $845,
       interest rate at 5%, due June 20, 1998.                  5,000          -
                                                             --------   --------
                                                               43,559    138,551
       Less -- current maturities                             (35,507)   (30,196)
                                                             --------   --------
       Notes receivable -- related parties, long-term        $  8,052   $108,355
                                                             ========   ========

(5)    PROPERTY AND EQUIPMENT
       ----------------------
       Property and equipment consist of the following:

                                                       December 31,
                                                 -----------------------
                                                    1997         1996
                                                 ----------   ----------
     Dental equipment                            $1,331,737   $  777,360
     Furniture and fixtures                         317,746      183,494
     Leasehold improvements                       1,099,873      786,339
     Computer equipment                             546,456      339,553
                                                 ----------   ----------
                                                  3,295,812    2,086,746
         Less -- Accumulated depreciation and
          amortization                             (664,867)    (276,971)
                                                 ----------   ----------
         Property and equipment, net             $2,630,945   $1,809,775
                                                 ==========   ==========

Property and equipment held under capital leases included in the above balances and the related accumulated amortization is as follows:

                                                   December 31,
                                               -------------------
                                                 1997       1996
                                               --------   --------
     Leased property and equipment             $103,277   $103,277
       Less -- Accumulated depreciation and
         amortization                           (52,594)   (31,938)
                                               --------   --------
     Leased property and equipment, net        $ 50,683   $ 71,339
                                               ========   ========

(6)  DEFERRED CHARGES, OTHER ASSETS AND DEFERRED OFFERING COSTS
     ----------------------------------------------------------


Deferred charges and other assets consist primarily of deferred debenture costs, organization costs and Office development costs. Deferred debenture costs are associated with the 9% convertible subordinated debentures issued in May and December 1996. These costs are being amortized using the effective interest rate method over the life of the debentures of five years (Note 8). Organization costs are amortized on a straight-line basis over the period of expected benefit of five years. Deferred financing costs are related to the acquisition of the revolving credit agreement and are amortized over the life of the revolver of three years (Note 8). Office development costs represent capital costs to third parties incurred in connection with pending acquisitions or new Offices which are in the process of being opened. These costs will be capitalized when the acquisitions are finalized or when the new Offices are opened, and will be expensed if the acquisition is not completed. During the year ended December 31, 1997, the Company wrote off $252,234 of costs for an acquisition that was not completed.

  Deferred charges and other assets consist of the following:

                                             December 31,
                                         ------------------
                                           1997      1996
                                         --------  --------
        Deferred debenture costs, net    $288,286  $352,544
        Organization costs, net            36,722    49,954
        Deferred financing costs, net      27,711    18,913
        Office development costs           28,713    20,192
        Deposits                           76,759         -
                                         --------  --------
                                         $458,191  $441,603
                                         ========  ========

Costs associated with the Offering of $846,528 have been deferred at December 31, 1997. On February 11, 1998, the Company completed its Offering and offset these costs against the proceeds of the Offering, (see Note 14).

(7)    INTANGIBLE ASSETS
       -----------------

Intangible assets consist of Management Agreements:

                                                            December 31,
                                       Amortization  -----------------------
                                          Period        1997         1996
                                       ------------  ----------   ----------
     Management Agreements               25 years    $9,313,685   $4,452,578
     Less -- Accumulated amortization                  (365,733)    (115,819)
                                                     ----------   ----------
     Intangible assets, net                          $8,947,952   $4,336,759
                                                     ==========   ==========

(8)    BORROWINGS
       ----------

Borrowings consist of the following:

                                                                            December 31,
                                                                      ------------------------
                                                                          1997         1996
                                                                      -----------   ----------
 Revolving credit agreement with a bank not to exceed
   $800,000, interest payable quarterly at a rate of prime +0.5%      $   350,000   $  100,000
   (9% at December 31, 1997), personally guaranteed by the
   three founders of the Company, due in October 1999, balance paid in February 1998, see Note 14.
 Term Loan with a bank, principal of $2,000,000, interest at
   9%.  Paid in February 1998, see Note 14.                             2,000,000            -
 Acquisition notes payable --
   Paid in July 1997, interest at 8%.                                           -       35,000
   Paid in January 1997.                                                        -       50,000
   Due in December 1999, interest at 7%, monthly principal
     and interest payments of $2,239.                                      50,000            -
   Due in May 2000, interest at 9%, monthly principal and
     interest payments of $2,544.                                          64,034            -
   Due in September 2002, interest at 9%, monthly principal and
     interest payments of $2,325.                                         105,993            -
   Due in September 2000, interest at 8%, monthly principal and interest payments of $28,387, paid in February 1998,
     see Note 14.                                                       1,342,686            -
 Convertible subordinated debentures maturing May 15, 2001
   (the ''May Debentures''), interest payable semi-annually at a rate of 9%, 20% of outstanding principal redeemable by
   the Company in 1999 and 2000, conversion price for the
   stock is $3.82 per share (converted to Common Stock in February
   1998, see Note 14).                                                  4,970,000    4,970,000
 Convertible subordinated debentures maturing December 27, 2001,
   (the ''December Debentures''), interest payable semi-
   annually at a rate of 9%, 20% of outstanding principal
   redeemable by the Company in 1999 and 2000, conversion
   price for the stock is $5.45 per share (converted to Common
   Stock in February 1998, see Note 14).                                1,810,000    1,585,000
 Notes payable assumed for an affiliated dentist; with monthly aggregate principal and interest payments of $3,771;
   average interest rate of 14%; maturing August 2000
   to December 2000.                                                       64,505      118,000
 Note payable to an affiliated dentist; interest at 8%;
   monthly principal and interest payments of $2,247.                      97,803            -
                                                                      -----------   ----------
                                                                       10,855,021    6,858,000
 Less -- current maturities                                              (682,907)     (94,785)
                                                                      -----------   ----------
 Borrowings, long-term                                                $10,172,114   $6,763,215
                                                                      ===========   ==========

   Conversion of the Debentures
   -----------------------------

The holders of December Debentures and May Debentures have the right, exercisable at any time to maturity, to convert the principal amount thereof (or any portion thereof that is an integral multiple of $1,000) into shares of Common Stock of the Company at the conversion rate of $5.45 and $3.82 per share, respectively, subject to adjustment upon the occurrence of certain events, as outlined in the debenture agreements.

Any time six months after the effective date of a public offering, the Company has the right to require conversion of the December Debentures and the May Debentures if the Common Stock trades for 20 to 30 consecutive trading days at a price equal to or greater than $7.50 and $6.50 per share, respectively. The Debentures are to be redeemed by the Company at the rate of 20% on the third anniversary, 20% on the fourth anniversary and the balance at maturity. All redemption amounts will include accrued interest to the date of redemption. On February 11, 1998, all outstanding debentures were converted into common stock of the Company, see Note 14.

  The scheduled maturities of notes payable and debentures are as follows:


                                            Debentures    Other
                                            ----------  ----------

          Years ending December 31,
            1998                            $        -  $  682,907
            1999                                     -   2,395,735
            2000                                     -     916,621
            2001                              6,780,00      52,929
            2002                                     -      26,829
                                            ----------  ----------
                                            $6,780,000  $4,075,021
                                            ==========  ==========


In August 1997, the Company requested each debenture holder to convert their debentures concurrent with the initial public offering. In return for this early conversion, the Company agreed to pay six months of additional interest and allow some of the shares obtained from the conversion to be included in the public offering. The additional interest cost of $305,100 was expensed upon completing the conversion and payment of the interest (see Note 14). All holders of debentures have agreed to this early conversion.


(9)  SHAREHOLDERS' EQUITY
     --------------------

     Stock Option Plans
     -------------------

The Employee Stock Option Plan (the "Employee Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 917,000 shares of Common Stock reserved for issuance. The Employee Plan provides for the grant of incentive stock options, to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

The Dental Center Plan (the "Dental Center Plan") was adopted by the Board Effective as of October 30, 1995, and as amended on September 4, 1997, has 641,900 shares of Common Stock reserved for issuance. The Dental Center Plan provides for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee appointed by the Board, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed 10 years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to more than 10% stockholders. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three to five equal annual installments.


A summary of stock options under both the Employee and the Dental Center Plans as of December 31, 1997, 1996 and 1995 and changes during the periods then ended is presented below:

                                       1997                  1996                 1995
                               --------------------  -------------------  -------------------
                                           Weighted             Weighted             Weighted
                                           Average              Average              Average
                                           Exercise             Exercise             Exercise
                                Shares      Price     Shares     Price     Shares     Price
                               ---------   --------  --------   --------  -------    --------
Outstanding at beginning of
 period                          361,273    $3.12      23,567    $1.96          -    $   -
    Granted                      198,824    $8.28     340,457    $3.20     23,567    $1.96
    Canceled                    (118,668)   $3.04      (2,751)   $2.76          -    $   -
    Exercised                       (208)   $2.09           -        -          -    $   -
                               ---------    -----    --------    -----    -------    -----
Outstanding at end of
 period                          441,221              361,273              23,567
                               =========             ========             =======

Exercisable at end of
 period                          149,575               15,100                   -
                               =========             ========             =======

Weighted average fair value
 of options granted                $2.48             $   0.92               $0.53
                               =========             ========             =======

The following tables summarize information about the options outstanding at December 31, 1997 and 1996:

                                             Options Outstanding                   Options Exercisable
                                  -----------------------------------------     -------------------------
                                                    Weighted
                                     Number         Average        Weighted        Number        Weighted
                                  Outstanding      Remaining       Average      Exercisable      Average
                                  December 31,    Contractual      Exercise     December 31,     Exercise
Range of Exercise Prices              1997            Life          Price           1997          Price
------------------------          ------------    -----------      --------     ------------     --------
$1.96 -- 3.95                       179,877           5.32          $2.80          117,484        $2.59
$3.95 -- 5.94                        85,991           5.80          $4.58           29,224        $4.43
$5.94 -- 7.93                        65,107           6.61          $7.38             -           $  -
$7.93 -- 9.90                       110,246           6.13          $9.48            2,867        $9.81
                                    -------           ----          -----          -------        -----
$1.96 -- 9.90                       441,221           5.80          $5.49          149,575        $3.09
                                    =======           ====          =====          =======        =====

                                             Options Outstanding                   Options Exercisable
                                  -----------------------------------------     -------------------------
                                                    Weighted
                                     Number         Average        Weighted        Number        Weighted
                                  Outstanding      Remaining       Average      Exercisable      Average
                                  December 31,    Contractual      Exercise     December 31,     Exercise
Range of Exercise Prices              1996           Life           Price          1996           Price
------------------------          ------------    -----------      --------     ------------     --------
$1.96 -- 2.84                       185,484           5.96          $2.27          11,890         $1.96
$2.84 -- 3.71                        48,143           6.43          $3.44            -            $  -
$3.71 -- 4.58                       118,201           6.69          $4.15           3,210         $4.36
$4.58 -- 5.45                         9,445           6.89          $4.63            -            $  -
                                    -------           ----          -----          ------         -----
$1.96 -- 5.45                       361,273           6.26          $3.12          15,100         $2.48
                                    =======           ====          =====          ======         =====

   Warrants
   ---------

At December 31, 1997, there are outstanding warrants or contractual obligations to issue warrants to purchase approximately 381,041 shares of the Company's Common Stock. Total warrants of 90,169 were issued in connection with the private placement of the Company's Common Stock, 137,733 for the issuance of convertible subordinated debentures and 119,210 for personal guarantees provided for certain Company bank debt. The warrants granted for the personal guarantees of Company bank debt included 27,510 to each of the three founders and 36,680 to the father of two of the founders. In August 1997, this individual was issued 34,380 shares of Common Stock in a cashless exercise of the warrants.

A summary of warrants as of December 31, 1997, 1996 and 1995, and changes during the periods then ended is presented below:

                                       1997                  1996               1995
                                           Weighted            Weighted            Weighted
                                           Average             Average             Average
                                           Exercise            Exercise            Exercise
                                Shares     Price      Shares   Price      Shares   Price
                               --------    --------   -------  --------   -------  --------
Outstanding at beginning of
 period                         388,377     $3.34     126,849   $1.55        -      $  -
   Granted                       29,344     $6.04     261,528   $4.20     126,849   $1.55
   Canceled                        -           -         -         -         -         -
   Exercised                    (36,680)    $0.54        -         -         -         -
                               --------     -----     -------   ------    -------   -----
Outstanding at end of
 period                         381,041               388,377             126,849
                               ========               =======             =======
Warrants exercisable at
 end of period                  360,409               347,112             126,849
                               ========               =======             =======
Weighted average exercise
 price of warrants
 outstanding                   $   3.81               $  3.34             $  1.55
                               ========               =======             =======
Weighted average remaining
 contractual life at end of
 period                            3.77                  4.33                4.68
                               ========               =======             =======

The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:

                                        1997         1996        1995
                                      ---------   ----------   -------
          Risk-free interest rate         5.63%        5.52%     5.36%
          Expected dividend yield            0%           0%        0%
          Expected lives              3.8 years   3.93 years   3 years
          Expected volatility               61%          61%       61%


To estimate lives of options for this valuation, it was assumed options will be exercised one year after becoming fully vested and the Company has completed an initial public offering of its Common Stock. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. As the Company's Common Stock was not yet publicly traded, the expected market volatility was based on the volatility of comparable publicly traded companies. Actual volatility of the Company's Common Stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted was computed to be approximately $550,113, $368,872 and $12,542, for the years ended December 31, 1997 and 1996, and for the period ended December 31, 1995, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $196,670, $136,105, and $2,040 for the years ended December 31, 1997 and 1996, and for the period ended December 31, 1995, respectively.


If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and pro forma net loss per common share would have been reported as follows:

                                           1997        1996        1995
                                         ---------   ---------   ---------
  Net income (loss):
     As reported                         $  33,815   $(335,278)  $(160,255)
     Pro forma                           $(162,855)  $(471,383)  $(162,295)
  Net income (loss) per share, basic:
     As reported                         $     .01   $    (.10)  $    (.06)
     Pro forma                           $    (.05)  $    (.14)  $    (.06)


Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, if dilutive net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.


(10)  COMMITMENTS AND CONTINGENCIES
      -----------------------------

   Operating and Capital Lease Obligations
   ---------------------------------------

The Company leases certain office equipment and office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled, $659,902, $361,102 and $91,187 for the years ended December 31, 1997 and 1996, and for the period ended December 31, 1995, respectively. Rent expense for leases entered into in 1997 with related parties totaled $126,609.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

          Years ending December 31,
            1998                         $1,000,549
            1999                            922,255
            2000                            816,994
            2001                            618,635
            2002                            468,651
            Thereafter                      651,577
                                         ----------
                                         $4,478,661
                                         =========

The Company leases certain phone systems under capital leasing arrangements. The future minimum lease payments are as follows:

          Years ending December 31,
            1998                                           $ 47,563
            1999                                             22,185
            2000                                              5,512
            2001                                              1,614
                                                           --------
          Total principal and interest                       76,874

          Less: interest                                     (9,234)
                                                           --------
          Total principal                                    67,640
          Less: current portion                             (41,391)
                                                           --------
                                                           $ 26,249
                                                           ========

From time to time the Company is subject to litigation incidental to its business, which could include litigation as a result of the dental services provided at the Offices, although the Company does not engage in the practice of dentistry or control the practice of dentistry. The Company maintains general liability insurance for itself and provides for professional liability insurance to the dentists, dental hygienists and dental assistants at the Offices. The Company is not presently a party to any material litigation.

(11)  INCOME TAXES
      ------------

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $505,000 which will expire in 2010 and 2011.

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of net income (loss) before taxes):

                                       1997     1996     1995
                                      ------   ------   ------
Statutory federal income tax
 expense (benefit)                     34.0%    (34.0)%  (34.0)%
State income tax effect, net            3.3      (3.3)    (3.3)
Valuation allowance, net change       (37.3)     37.3     37.3
                                      -----    ------   ------
                                          -%        -%       -%
                                      =====    ======   ======

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                    December 31,
                                                ---------------------
                                                  1997        1996
                                                ---------   ---------
     Deferred tax asset:
       Tax loss carryforwards                   $ 207,300   $ 202,600
       Accruals not currently deductible              -        15,200
       Allowance for doubtful accounts             36,700         -
       Depreciation for books over tax             35,200      12,000
                                                ---------   ---------
                                                  279,200     229,800
     Deferred tax liability:
       Intangible asset amortization for tax
         over books                               (99,400)    (47,400)
       Accruals                                    (7,400)        -
                                                ---------   ---------
       Net deferred tax asset                     172,400     182,400
       Valuation allowance                       (172,400)   (182,400)
                                                ---------   ---------
                                                $     -     $     -
                                                =========   =========

The Company established a valuation allowance at December 31, 1997 and 1996, due to the uncertainty of the utilization of tax loss carryforwards against future taxable income.

(12)  BENEFIT PLANS
      --------------

      Profit Sharing 401(k)/Stock Bonus Plan
      ---------------------------------------

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 2% of the employee's compensation. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997, and the Company did not make any contributions to the plan through December 31, 1997.


      Other Company Benefits
      -----------------------

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.


(13)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      ------------------------------------------------------

  SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable and capital lease obligations are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 1997 and 1996. The fair value of the Company's convertible subordinated debentures at December 31, 1997, is estimated to be approximately $11.4 million.


(14)  SUBSEQUENT EVENTS
      ------------------

On February 11, 1998, the Company completed its initial offering of its common stock to the public. The Company sold 1,833,816 shares with an additional 266,184 being sold by existing shareholders for a total of 2,100,000 shares registered on the Nasdaq National Market under the trading symbol "BDMS". The Company received net proceeds, after paying all offering costs, of approximately $10.4 million. Approximately $2 million and $0.6 million of the net proceeds were used to repay the term loan and revolving line of credit with a bank, respectively. An additional $1.3 million was used to repay a note issued in connection with the Gentle Dental Acquisition. The Company expects the remaining net proceeds of approximately $6.5 million will be used for potential acquisitions and development of new offices, for working capital and general corporate purposes.

In connection with the offering, 1,633,142 shares of common stock were issued to all Debenture holders for the early conversion of the December and May Debentures. The Company paid six months of additional interest of $305,100 to induce the conversion, along with accrued interest of $171,238. Upon conversion of the debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of $288,286.

The following represents the unaudited pro forma condensed consolidated balance sheet as if the Company had completed the offering, and applied the proceeds as described above and converted the Debentures at December 31, 1997.

Cash and cash equivalents                        $ 7,156,000

Other current assets                               1,695,000
                                                 -----------
  Total current assets                             8,851,000
                                                 -----------
Property and equipment, net                        2,631,000
Intangible assets, net                             8,948,000
Deferred charges and other assets                    178,000
                                                 -----------
   Total assets                                  $20,608,000
                                                 ===========

Current liabilities                              $ 2,432,000

Long-term liabilities                                301,000
                                                 -----------
   Total liabilities                               2,733,000

 Total shareholders' equity                       17,875,000
                                                 -----------
   Total liabilities and shareholders' equity    $20,608,000
                                                 ===========

Had the Company completed the offering as of January 1, 1997, pro forma net income would have been $727,730 (unaudited) and pro forma earnings per share would have been $0.11 per share (unaudited) on both a basic and diluted basis.

On February 11, 1998, concurrent with the completion of the public offering, the Company amended its revolving credit agreement with a bank, which increased the borrowing limit from $800,000 to $10,000,000 with interest being payable at LIBOR plus 2.25% maturing on February 11, 2001.

On February 27, 1998, the Company acquired all the assets of a New Mexico partnership and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in common stock of the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     Not applicable.


                                PART III
                                --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders on May 29, 1998.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders on May 29, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders on May 29, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders on May 29, 1998.

                                PART IV
                                -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------


(a)(1)   Financial Statements:



          Consolidated Statements of Operations -
               Years ended December 31, 1997, 1996 and 1995


          Consolidated Balance Sheets -
               December 31, 1997 and 1996


          Consolidated Statements of Cash Flows -
               Years ended December 31, 1997, 1996 and 1995


          Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 1997, 1996 and 1995


          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

 (2)   Financial Statement Schedules:

          II - Valuation and Qualifying Accounts -
                 Years ended December 31, 1997, 1996 and 1995


     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)    Reports on Form 8-K:

       Not applicable.

(c)    Exhibits:

   EXHIBIT
-------------
   NUMBER                                           DESCRIPTION OF DOCUMENT
-------------  --------------------------------------------------------------------------------------------------
          3.1  Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
          3.2  Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.3 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
          4.1  Reference is made to Exhibits 3.1 through 3.2.
          4.2  Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
         10.1  Form of Indemnification Agreement entered into between the Registrant and its Directors and
               Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.


   EXHIBIT
-------------
   NUMBER      DESCRIPTION OF DOCUMENT
-------------  --------------------------------------------------------------------------------------------------
         10.2  Warrant Agreement dated December 27, 1996, between the Registrant and Cohig & Associates,
               Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
               Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on
               September 25, 1997.
         10.3  Warrant Agreement dated May 29, 1996, between the Registrant and Cohig, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.4  Warrant Agreement dated October 3, 1995, between the Registrant and Cohig, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.5  Warrant Certificate dated June 30, 1997, issued to Fred Birner, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
         10.6  Warrant Certificate dated November 1, 1996, issued to Fred Birner, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.7  Warrant Certificate dated June 30, 1997, issued to Mark Birner, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
         10.8  Warrant Certificate dated November 1, 1996, issued to Mark Birner, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.9  Warrant Certificate dated June 30, 1997, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
        10.10  Warrant Certificate dated November 1, 1996, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.11  Warrant Certificate dated August 1, 1996, issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
        10.12  Warrant Certificate dated July 15, 1997 issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.13  Credit Agreement, dated October 31, 1996, between the Registrant and Key Bank of Colorado, as amended by First Amendment to Loan Documents, dated as of September 3, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.14  Form of Managed Care Contract with Prudential, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.15  Form of Managed Care Contract with PacifiCare, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.16  Letter Agreement dated October 17, 1996, between the Registrant and James Ciccarelli, as amended by letter agreement dated September 24, 1997 between the Registrant and James
               Ciccarelli, incorporated herein by reference to Exhibit 10.16 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on September 25, 1997.


   EXHIBIT
-------------
   NUMBER      DESCRIPTION OF DOCUMENT
-------------  --------------------------------------------------------------------------------------------------
        10.17  Agreement, dated August 21, 1997, between the Registrant and James Abramowitz, D.D.S., and
               Equity Resources Limited Partnership, a Colorado limited partnership, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.18  Form of Management Agreement, incorporated herein by reference to Exhibit 10.18 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
        10.19  Employment Agreement dated September 8, 1997 between the Registrant and James Abramowitz,
               D.D.S. , incorporated herein by reference to Exhibit 10.19 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on September 25, 1997.
        10.20  Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.21  Indenture, dated as of December 27, 1996, between the Registrant and Colorado National Bank, a national banking association, as Trustee, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.22  Indenture, dated as of May 15, 1996, between the Registrant and Colorado National Bank, a national bank association, as Trustee, incorporated herein by reference to Exhibit 10.22 of the
               Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.23  Birner Dental Management Services, Inc. 1995 Employee Stock Option Plan, including forms of
               Incentive Stock Option Agreement and Non-statutory Stock Option Agreement under the
               Employee Plan, incorporated herein by reference to Exhibit 10.23 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on September 25, 1997.
        10.24  Birner Dental Management Services, Inc. 1995 Stock Option Plan for Managed Dental Centers,
               including form of Non-statutory Stock Option Agreement under the Dental Center Plan, incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (SEC
               File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.25  Profit Sharing 401(k)/Stock Bonus Plan of the Registrant, incorporated herein by reference to
               Exhibit 10.25 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
        10.26  Form of Stock Transfer and Pledge Agreement with Mark Birner, D.D.S., incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on November 7, 1997.
        10.27  Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and William Bolton, D.D.S., incorporated herein by reference to Exhibit 10.27 of Pre-Effective
               Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on November 7, 1997.
        10.28  Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and Scott Kissinger, D.D.S., incorporated herein by reference to Exhibit 10.28 of Pre-Effective
               Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on November 7, 1997.
        10.29  Second Amendment to Loan Documents dated November 19, 1997 between the Registrant and
               Key Bank of Colorado, incorporated herein by reference to Exhibit 10.29 of Pre-Effective
               Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on November 25, 1997.


   EXHIBIT
-------------
   NUMBER      DESCRIPTION OF DOCUMENT
-------------  --------------------------------------------------------------------------------------------------
        10.30  Form of Financial Consulting Agreement between the Company and Joseph Charles & Associates,
               Inc., incorporated herein by reference to Exhibit 10.30 of Post-Effective Amendment No. 2 to the
               Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on January 14, 1998.
        10.31  Form of Purchase Option for the Purchase of Shares of Common Stock granted to Joseph Charles
               & Associates, Inc., incorporated herein by reference to Exhibit 10.31 of Post-Effective Amendment
               No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on January 14, 1998.
         23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.
         24.1  Power of Attorney.
         27.1  Financial Data Schedule.

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  March 31, 1998.



                              BIRNER DENTAL MANAGEMENT SERVICES, INC.

                              a Colorado corporation




                              By:     /s/ Frederic W.J. Birner
                                 -----------------------------
                                 Name:  Frederic W.J. Birner
                                 Title: Chairman of the Board, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)


                              By:     /s/ Mark A. Birner
                                 -----------------------
                                 Name:  Mark A. Birner, D.D.S.
                                 Title: President and Director


                              By:     /s/ Dennis N. Genty
                                 ------------------------
                                 Name:  Dennis N. Genty
                                 Title: Chief Financial Officer, Secretary,
                                        Treasurer and Director (Principal
                                        Financial and Accounting Officer)


                              By:           *
                                 ------------------------
                                 Name:  James M. Ciccarelli
                                 Title: Director

-------------------------
* By power-of-attorney


/s/ Frederic W.J. Birner
-------------------------
Frederic W.J. Birner
Attorney-in-Fact

                                EXHIBIT INDEX
                                -------------

   EXHIBIT
-------------
   NUMBER                                           DESCRIPTION OF DOCUMENT
-------------  --------------------------------------------------------------------------------------------------
          3.1  Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
          3.2  Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.3 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
          4.1  Reference is made to Exhibits 3.1 through 3.2.
          4.2  Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
         10.1  Form of Indemnification Agreement entered into between the Registrant and its Directors and
               Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
         10.2  Warrant Agreement dated December 27, 1996, between the Registrant and Cohig & Associates,
               Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on
               Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on
               September 25, 1997.
         10.3  Warrant Agreement dated May 29, 1996, between the Registrant and Cohig, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.4  Warrant Agreement dated October 3, 1995, between the Registrant and Cohig, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.5  Warrant Certificate dated June 30, 1997, issued to Fred Birner, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
         10.6  Warrant Certificate dated November 1, 1996, issued to Fred Birner, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.7  Warrant Certificate dated June 30, 1997, issued to Mark Birner, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
         10.8  Warrant Certificate dated November 1, 1996, issued to Mark Birner, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
         10.9  Warrant Certificate dated June 30, 1997, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
        10.10  Warrant Certificate dated November 1, 1996, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.11  Warrant Certificate dated August 1, 1996, issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
        10.12  Warrant Certificate dated July 15, 1997 issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.13  Credit Agreement, dated October 31, 1996, between the Registrant and Key Bank of Colorado, as amended by First Amendment to Loan Documents, dated as of September 3, 1997, incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.14  Form of Managed Care Contract with Prudential, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.15  Form of Managed Care Contract with PacifiCare, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.16  Letter Agreement dated October 17, 1996, between the Registrant and James Ciccarelli, as amended by letter agreement dated September 24, 1997 between the Registrant and James
               Ciccarelli, incorporated herein by reference to Exhibit 10.16 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on September 25, 1997.



   EXHIBIT
-------------
   NUMBER                                         DESCRIPTION OF DOCUMENT
-------------  --------------------------------------------------------------------------------------------------
        10.17  Agreement, dated August 21, 1997, between the Registrant and James Abramowitz, D.D.S., and
               Equity Resources Limited Partnership, a Colorado limited partnership, incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (SEC File No.
               333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.18  Form of Management Agreement, incorporated herein by reference to Exhibit 10.18 to the Company's
               Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
               Exchange Commission on September 25, 1997.
        10.19  Employment Agreement dated September 8, 1997 between the Registrant and James Abramowitz,
               D.D.S. , incorporated herein by reference to Exhibit 10.19 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on September 25, 1997.
        10.20  Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.21  Indenture, dated as of December 27, 1996, between the Registrant and Colorado National Bank, a national banking association, as Trustee, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on September 25, 1997.
        10.22  Indenture, dated as of May 15, 1996, between the Registrant and Colorado National Bank, a national bank association, as Trustee, incorporated herein by reference to Exhibit 10.22 of the
               Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.23  Birner Dental Management Services, Inc. 1995 Employee Stock Option Plan, including forms of
               Incentive Stock Option Agreement and Non-statutory Stock Option Agreement under the
               Employee Plan, incorporated herein by reference to Exhibit 10.23 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on September 25, 1997.
        10.24  Birner Dental Management Services, Inc. 1995 Stock Option Plan for Managed Dental Centers,
               including form of Non-statutory Stock Option Agreement under the Dental Center Plan, incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (SEC
               File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
        10.25  Profit Sharing 401(k)/Stock Bonus Plan of the Registrant, incorporated herein by reference to
               Exhibit 10.25 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on September 25, 1997.
        10.26  Form of Stock Transfer and Pledge Agreement with Mark Birner, D.D.S., incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company's Registration
               Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange
               Commission on November 7, 1997.
        10.27  Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and William Bolton, D.D.S., incorporated herein by reference to Exhibit 10.27 of Pre-Effective
               Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on November 7, 1997.
        10.28  Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and Scott Kissinger, D.D.S., incorporated herein by reference to Exhibit 10.28 of Pre-Effective
               Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on November 7, 1997.
        10.29  Second Amendment to Loan Documents dated November 19, 1997 between the Registrant and
               Key Bank of Colorado, incorporated herein by reference to Exhibit 10.29 of Pre-Effective
               Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as
               filed with the Securities and Exchange Commission on November 25, 1997.
        10.30  Form of Financial Consulting Agreement between the Company and Joseph Charles & Associates,
               Inc., incorporated herein by reference to Exhibit 10.30 of Post-Effective Amendment No. 2 to the
               Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the
               Securities and Exchange Commission on January 14, 1998.
        10.31  Form of Purchase Option for the Purchase of Shares of Common Stock granted to Joseph Charles
               & Associates, Inc., incorporated herein by reference to Exhibit 10.31 of Post-Effective Amendment
               No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on January 14, 1998.
         23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.
         24.1  Power of Attorney.
         27.1  Financial Data Schedule.