Form 10-K/A
period 1997-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1998-04-29
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended        December 31, 1997
                                                        ------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from         to
                                                             --------   --------

Commission file number 0-23367
                       -------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               COLORADO                                   84-1307044
---------------------------------------         --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    3801 EAST FLORIDA AVENUE, SUITE 508
              DENVER, COLORADO                              80210
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number:  (303) 691-0680
                                --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

     None.                            None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         -------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                               ---------    --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held as of March 20, 1997 by non-affiliates of the Registrant was $29,650,564. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 4,651,069 shares of voting stock are held by non-affiliates. As of March 20, 1997, the Registrant had 6,668,451 shares of its common stock outstanding.

         The Registrant hereby amends the disclosure under the caption "Documents Incorporated by Reference" and in Part III to reflect a change in the date of the Registrant's annual meeting of shareholders from May 29, 1998 to May 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 27, 1998 is incorporated by reference in Part III.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and exchange Commission in connection with the Company's annual meeting of stockholders on May 27, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

         This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and exchange Commission in connection with the Company's annual meeting of stockholders on May 27, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and exchange Commission in connection with the Company's annual meeting of stockholders on May 27, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and exchange Commission in connection with the Company's annual meeting of stockholders on May 27, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  April 28, 1998.


                                       BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                       a Colorado corporation


                                       By:     /s/ Frederic W.J. Birner
                                          -------------------------------------
                                           Name:   Frederic W.J. Birner
                                           Title:  Chairman of the Board, Chief
                                                   Executive Officer and
                                                   Director (Principal Executive
                                                   Officer)