Form 10-Q
period 1998-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1998-05-15
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended        March 31, 1998
                                        ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        -----------------   -------------------

         Commission file number 0-23367
                                -------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                          84-1307044
-------------------------------                  ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


  3801 EAST FLORIDA AVENUE, SUITE 508
           DENVER, COLORADO                                   80210
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (303) 691-0680
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Shares Outstanding as of May 8, 1998
-------------------------------------------------------------------------------
   Common Stock, without par value                         6,668,451

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
    Condensed Consolidated Balance Sheets as of March 31, 1998 and
       December 31, 1997                                                      3

    Condensed Consolidated Statements of Operations for the Quarters
       ended March 31, 1998 and 1997                                          4

    Condensed Consolidated Statements of Cash Flows for the Quarters
       ended March 31, 1998 and 1997                                          5

    Notes to Condensed Consolidated Financial Statements                      7

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,        December 31,
                                    ASSETS                            1998                1997
                                    ------                         -------------      ------------
                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                      $  6,160,467      $    977,454
    Accounts receivable, net of allowances of approximately
       $97,700, for uncollectible accounts                            1,547,412         1,374,304
    Notes receivable-- related parties                                   33,118            35,507
    Prepaid expenses                                                    333,502           284,865
    Deferred offering costs                                                  --           846,528
                                                                   ------------      ------------
              Total current assets                                    8,074,499         3,518,658
                                                                   ------------      ------------
PROPERTY AND EQUIPMENT, net                                           3,067,074         2,630,945

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                            9,395,541         8,947,952
    Deferred charges and other assets                                   306,278           458,191
    Notes receivable-- related parties, net of current portion            6,608             8,052
                                                                   ------------      ------------
              Total assets                                         $ 20,850,000      $ 15,563,798
                                                                   ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                             2,057,432      $  3,252,761
    Short-term borrowings                                               113,539           682,907
    Current maturities of capital lease obligations                      35,024            41,391
    Income taxes payable                                                 47,984                --
                                                                   ------------      ------------
              Total current liabilities                               2,253,979         3,977,059
                                                                   ------------      ------------
LONG TERM LIABILITIES:
    Long-term borrowings                                                244,426         3,392,114
    Convertible subordinated debentures                                      --         6,780,000
    Capital lease obligations, net of current maturities                 19,382            26,249
                                                                   ------------      ------------
              Total liabilities                                       2,517,787        14,175,422

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                          --                --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,668,451 and 3,196,243, shares issued and
       outstanding at March 31, 1998 and December 31,
       1997, respectively                                            18,691,963         1,850,094
    Accumulated deficit                                                (359,750)         (461,718)
                                                                   ------------      ------------
       Total shareholders' equity                                    18,332,213         1,388,376
                                                                   ------------      ------------
       Total liabilities and shareholders' equity                  $ 20,850,000      $ 15,563,798
                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Quarter Ended
                                                   March 31,
                                          ----------------------------
                                              1998             1997
                                          -----------      -----------
                                                   (Unaudited)
NET REVENUE                               $ 4,651,337      $ 2,327,825

DIRECT EXPENSES:
    Clinical salaries and benefits          1,763,771          776,729
    Dental supplies                           264,034          222,901
    Laboratory fees                           393,901          218,370
    Occupancy                                 387,701          194,053
    Advertising and marketing                  77,712           86,549
    Depreciation and amortization             216,743          124,473
    General and administrative                410,087          165,913
                                          -----------      -----------
                                            3,513,949        1,788,988
                                          -----------      -----------
    Contribution from dental offices        1,137,388          538,837
    Corporate expenses-
       General and administrative             549,763          288,019
       Depreciation and amortization           30,188           21,474
                                          -----------      -----------
    Operating income                          557,437          229,344
    Interest expense, net                    (102,385)        (169,997)
    Conversion inducement expense            (305,100)
                                          -----------      -----------
    Income before income taxes                149,952           59,347
    Income taxes                              (47,984)              --
                                          -----------      -----------
    Net income                            $   101,968      $    59,347
                                          ===========      ===========

    Net income per share, basic
       and diluted                        $       .02      $       .02
                                          ===========      ===========

    Weighted average number of
       shares and dilutive securities
          Basic                             4,938,219        3,299,205
          Diluted                           5,207,954        3,584,402


     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Quarter Ended
                                                                            March 31,
                                                                     1998             1997
                                                                ------------------------------
                                                                           (Unaudited)
                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $    101,968      $     59,347
    Adjustments to reconcile net income to net
       cash (used in) provided by operating activities-
          Depreciation and amortization                              246,931           145,574
          Provision for bad debts                                         --             2,050
          Amortization of debenture issuance costs                    13,671            20,451
          Changes in assets and liabilities, net of effects
              from acquisitions-
                 Accounts receivable                                (133,108)          (11,875)
                 Prepaid expenses                                    (54,235)          (55,832)
                 Accounts payable and accrued expenses              (408,635)          300,760
                 Income taxes payable                                 47,984                --
                                                                ------------      ------------
          Net cash (used in) provided by operating
              activities                                            (185,424)          460,475
                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable -- related parties                                3,833             2,026
    Capital expenditures                                            (527,933)          (54,718)
    Development of new dental offices                               (110,427)               --
    Acquisition of dental offices                                   (598,500)         (200,000)
                                                                ------------      ------------
          Net cash used in investing activities                   (1,233,027)         (252,692)
                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from public offering                                 11,476,042                --
    Proceeds from convertible subordinated debentures                     --           225,000
    Net activity from line of credit                                (350,000)         (156,280)
    Repayment of long term debt                                   (3,380,290)          (47,967)
    Payment of debenture issuance and other financing cost           (27,927)          (16,875)
    Payment of public offering costs                              (1,116,361)               --
                                                                ------------      ------------
          Net cash provided by financing activities                6,601,464             3,878
                                                                ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          5,183,013           211,661

CASH AND CASH EQUIVALENTS, beginning of period                       977,454         1,797,552
                                                                ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                        $  6,160,467      $  2,009,213
                                                                ============      ============

     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Quarter Ended
                                                                    March 31,
                                                           -------------------------
                                                              1998           1997
                                                           ----------     ----------
                                                                  (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
       Cash paid during the period for interest            $  442,629     $  160,095
                                                           ==========     ==========

       Cash paid for taxes                                 $       --     $       --
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Common Stock issued for-
          Acquisition of dental offices                    $   31,500             --
       Liabilities assumed, incurred for acquisitions-
          Accounts payable and accrued liabilities              8,915             --
       Accounts receivable acquired through
          Acquisitions                                         40,000             --
       Conversion of debentures to Common Stock             6,780,000             --


     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)

 (1)   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchanges Commission in the Company's Form 10-K for the year ended December 31, 1997.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.


 (2)   EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and replaces the "fully diluted earnings per share" calculation with "diluted earnings per share." The following table presents a reconciliation of basic and diluted income per share calculations.

                                                      Quarter Ended March 31,
                               -----------------------------------------------------------------------
                                              1998                                1997
                               ----------------------------------- -----------------------------------
                                                         Per Share                           Per Share
                                 Income       Shares      Amount      Loss        Shares      Amount
                               ---------     ---------   ---------  ---------     ---------  ---------
Basic EPS
   Net income
     applicable to
     common shares             $ 101,968     4,938,219     $.02     $  59,347     3,299,205     $.02

Effect of Dilutive common
   shares from stock
   options and warrants               --       269,735       --            --       285,197       --

Diluted Earnings Per Share            --            --       --            --            --       --
   Net income
     applicable to
     common shares             $ 101,968     5,207,954     $.02     $  59,347     3,584,402     $.02
                               =========     =========     ====     =========     =========     ====


 (3)   INITIAL PUBLIC OFFERING

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


         Conversion of Debentures

In connection with the offering, 1,633,142 shares of common stock were issued to all debenture holders for the early conversion of the convertible subordinated debentures maturing in December 2001 and May 2001. The Company paid six months of additional interest of $305,100 to induce the conversion, along with accrued interest of $171,238. Upon conversion of the debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of $288,286.

         Line of Credit

On February 11, 1998, concurrent with the completion of the public offering, the Company amended its revolving credit agreement with a bank, which increased the borrowing limit from $800,000 to $10,000,000 with interest being payable at LIBOR plus 2.25% maturing on February 11, 2001.

 (4)   ACQUISITION

On February 27, 1998, the Company acquired all the assets of a New Mexico partnership and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in common stock of the Company.

 (5)   SUBSEQUENT EVENT

On April 27, 1998, the Company acquired from one owner all the assets of three Colorado dental practices, two in the Denver metro area and one in Boulder. The Company also opened a de-novo practice in Colorado Springs, Colorado in April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

      The Statements contained in this Form 10-Q ("Quarterly Report") of Birner Dental Management Services, Inc. (the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

      Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental Offices, the ability of the Company to manage effectively an increasing number of dental Offices, the general economy of the United States and the specific markets in which the Company's dental Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (as filed with the Securities Exchange Commission on March 31, 1998), and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

GENERAL

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.


OVERVIEW

      The Company was formed in May 1995, and as of March 31, 1998, managed 35 Offices in Colorado and New Mexico staffed by 48 general dentists and seven specialists. The Company has acquired 32 Offices (three of which were consolidated into existing Offices) and opened six de novo Offices. Of the 32 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists who practice at that Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

      The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market has led to its expansion into New Mexico and its evaluation of additional markets. The following table sets forth the increase in the number of Offices owned and managed by the Company during each of the four periods indicated, including the number of de novo Offices and acquired Offices in each such year.

                                   1995(1)        1996(2)       1997         1998(3)
                                   -------        -------     -------        -------
Offices at beginning of period           0              4          18             34
De novo Offices                          0              5           1              0
Acquired Offices                         4              9          15              1
                                   =======        =======     =======        =======
Offices at end of period                 4             18          34             35
                                   =======        =======     =======        =======

----------
(1) From October 1, 1995 through December 31, 1995. The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.
(2) For 1996, does not include three practices that were acquired and consolidated with existing Offices.
(3)  From January 1, 1998 through March 31, 1998.


      The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, and one practice acquired in the first quarter of 1998, were $412,134, $4,372,338, $5,315,263, and $630,000 respectively. The average investment by the Company in each of its six de novo Offices has been approximately $170,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The six de novo Offices opened between January 1996 and August 1997 began generating positive contribution from dental offices, on average, within three months of opening.

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

      Under the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating on behalf of the P.C.s for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel,
(viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating on behalf of the P.C.s with managed care organizations. The P.C. is responsible for, among other things (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists,
(iii) maintaining proper patient records, and (iv) cooperating in the obtaining of professional liability insurance. The Company has made, and may make in the future, loans to P.C.s in both Colorado and New Mexico to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing with the Company the economic benefits or detriments associated with assets acquired by the P.C.s using such loans. Because the Company consolidates the financial statements of the P.C.s with its financial statements, these loans are eliminated in consolidation.

      Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less (i) all compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under a Management Agreement, including (i) salaries, benefits and other direct costs of employees of the Company that work at the Office, including dental assistants, (ii) direct costs of all employees or consultants of the Company who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company.

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

      The Company has experienced significant growth in total dental group practice revenue, which increased from $3.1 million for the three months ended March 31, 1997 to $6.2 million for the three months ended March 31, 1998, an increase of 101.1%. The Company acquired 16 practices and opened one de novo office during the period from January 1, 1997 to March 31, 1998 which, in the aggregate, contributed $2.8 million of the $3.1 million increase. The remainder of the increase in total dental group practice revenue of $0.3 million was attributable to the 18 offices that existed at the beginning of the 1997 period and were therefore in existence during both full periods.

      The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's consolidated statements of operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company.

                                         QUARTER       QUARTER
                                          ENDED         ENDED
                                        MARCH 31,     MARCH 31,
                                           1998         1997
                                        ---------     ---------
Net revenue                               100.0%        100.0%

Direct expenses:
     Clinical salaries and benefits        37.9          33.4
     Dental supplies                        5.7           9.6
     Laboratory fees                        8.5           9.4
     Occupancy                              8.3           8.3
     Advertising and marketing              1.7           3.7
     Depreciation and amortization          4.7           5.4
     General and administrative             8.8           7.1
                                          -----         -----
                                           75.6          76.9
                                          -----         -----
Contribution from dental offices           24.4          23.1
Corporate expenses --
     General and administrative            11.8          12.4
     Depreciation and amortization          0.6           0.9
                                          -----         -----
Operating income                           12.0           9.8
Interest expense, net                      (2.2)         (7.3)
Conversion inducement expense              (6.6)          0.0
                                          -----         -----
Income before income taxes                  3.2           2.5
Income taxes                               (1.0)          0.0
                                          -----         -----
Net income                                  2.2%          2.5%
                                          =====         =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      Net revenue. Net revenue increased from $2.3 million for the three months ended March 31, 1997 to $4.7 million for the three months ended March 31, 1998, an increase of $2.3 million, or 99.8%. The Company acquired 16 practices and opened one de novo Office during the period from January 1, 1997 to March 31, 1998, which contributed $2.0 million of the increase. The remainder of the increase in net revenue of $298,000 was attributable to the 18 practices the Company had at January 1, 1997.

      Clinical salaries and benefits. Clinical salaries and benefits increased from $777,000 to $1.8 million for the three months ended March 31, 1997 and 1998, respectively, an increase of $987,000 or 127.1%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 33.4% in the three months ended March 31, 1997 to 37.9% in the three months ended March 31, 1998.

      Dental supplies. Dental supplies increased from $223,000 for the three months ended March 31, 1997 to $264,000 for the three months ended March 31, 1998, an increase of $41,000 or 18.5%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 9.6% during the three months ended March 31, 1997 to 5.7% during the three months ended March 31, 1998.

      Laboratory fees. Laboratory fees increased from $218,000 during the three months ended March 31, 1997 to $394,000 during the three months ended March 31, 1998, an increase of $176,000 or 80.4%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, laboratory fees decreased from 9.4% during the three months ended March 31, 1997 to 8.5% during the three months ended March 31, 1998.

      Occupancy. Occupancy increased from $194,000 during the three months ended March 31, 1997 to $388,000 during the three months ended March 31, 1998, an increase of $194,000 or 99.8%. This increase was due to the increased number of Offices. As a percentage of net revenue, occupancy expense remained constant at 8.3% during the three months ended March 31, 1997 and the three months ended March 31, 1998.

      Advertising and marketing. Advertising and marketing decreased from $87,000 for the three months ended March 31, 1997 to $78,000 for the three months ended March 31, 1998, a decrease of $9,000 or 10.2%. This decrease was primarily due to decreased television advertising during the three months ended March 31, 1998 relative to the three months ended March 31, 1997. As a percentage of net revenue, advertising and marketing decreased from 3.7% during the three months ended March 31, 1997 to 1.7% during the three months ended March 31, 1998.

      Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $124,000 for the three months ended March 31, 1997 to $217,000 for the three months ended March 31, 1998, an increase of $92,000 or 74.1%. This increase was due to the increased number of Offices. As a percentage of net revenue, depreciation and amortization decreased from 5.4% for the three months ended March 31, 1997 to 4.7% for the three months ended March 31, 1998.

      General and administrative. General and administrative, which is attributable to the Offices, increased from $166,000 during the three months ended March 31, 1997 to $410,000 during the three months ended March 31, 1998, an increase of $244,000 or 147.2%. This increase was due to the increased number of Offices. Additionally, the Company expanded its corporate infrastructure to manage the growth and some of these costs were passed on to the Offices. As a percentage of net revenue, general and administrative expenses increased from 7.1% during the three months ended March 31, 1997 to 8.8% during the three months ended March 31, 1998.

      Contribution from dental offices. As a result of the above, contribution from dental offices increased from $539,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998, an increase of $599,000 or 111.1%. As a percentage of net revenue, contribution from dental offices increased from 23.1% during the three months ended March 31, 1997 to 24.4% during the three months ended March 31, 1998.

      Corporate expenses -- general and administrative. Corporate expenses -- general and administrative increased from $288,000 during the three months ended March 31, 1997 to $550,000 during the three months ended March 31, 1998, an increase of $262,000 or 90.9%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense -- general and administrative decreased from 12.4% during the three months ended March 31, 1997 to 11.8% during the three months ended March 31, 1998.

      Corporate expenses -- depreciation and amortization. Corporate expenses -- depreciation and amortization increased from $21,000 in the three months ended March 31, 1997 to $30,000 in the three months ended March 31, 1998, an increase of $9,000 or 40.6%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses -- depreciation and amortization decreased from 0.9% during the three months ended March 31, 1997 to 0.6% during the three months ended March 31, 1998.

      Operating income. As a result of the above, operating income increased from $229,000 during the three months ended March 31, 1997 to $557,000 during the three months ended March 31, 1998, an increase of $328,000 or 143.1%. As a percentage of net revenue, operating income increased from 9.8% during the three months ended March 31, 1997 to 12.0% during the three months ended March 31, 1998.

      Interest expense, net. Interest expense, net decreased from $170,000 for the three months ended March 31, 1997 to $102,000 for the three months ended March 31, 1998, a decrease of $68,000 or 39.8%. This decrease was primarily the result of the February 1998 conversion into Common Stock of the Company's $6.8 million principal amount 9.0% convertible debentures (issued in May 1996 and December 1996) in conjunction with the initial public offering of the Company's Common Stock and the repayment of approximately $3.9 million of bank debt and seller notes with proceeds from the Company's initial public offering. As a percentage of net revenue, interest expense, net decreased from 7.3% for the three months ended March 31, 1997 to 2.2% for the three months ended March 31, 1998.

      Conversion inducement expense. During the three months ended March 31, 1998, the Company incurred a one-time charge of $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

      Net income. As a result of the above, net income increased from $59,000 for the three months ended March 31, 1997 to $102,000 for the three months ended March 31, 1998, an increase of $43,000 or 71.8%. Net income in 1998 was net of income taxes of $48,000, and the Company paid no income taxes in the comparable period in 1997. As a percentage of net revenue, net income decreased from 2.5% for the three months ended March 31, 1997 to 2.2% for the three months ended March 31, 1998. Without the one-time conversion inducement expense of $305,000, net income would have been $307,000 or 6.6% of net revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and the initial public offering of Common Stock.

      Net cash provided by (used in) operating activities was $460,000 and $(185,000) for the three months ended March 31, 1997 and 1998, respectively. Net cash (used in) operations during the 1998 period, after adding back depreciation and amortization, consisted primarily of a decrease in accounts payable and accrued expenses of $409,000 and an increase in accounts receivable of $133,000. In the three months ended March 31, 1998, net income contributed $102,000 to net cash provided by operating activities for the period.

      Net cash used in investing activities was $253,000 and $1.2 million for the three months ended March 31, 1997 and 1998, respectively. In the three months ended March 31, 1998, $599,000 was utilized for acquisitions and $638,000 was invested in the purchase of additional property and equipment, including $110,000 for the de novo Offices. For the three months ended March 31, 1997, $200,000 was utilized for acquisitions and $55,000 was invested in the purchase of additional property and equipment.

      For the three months ended March 31, 1997 and 1998, net cash provided by financing activities was $4,000 and $6.6 million, respectively. In the three months ended March 31, 1998, the cash provided was comprised of $10.4 million of net proceeds from the initial public offering of the Company's Common Stock. This was partially offset by $3.7 million used for the repayment of a bank line of credit and a note issued in connection with the September 1997 acquisition of nine dental practices operated under the name Gentle Dental (the "Gentle Dental Acquisition"), $1.1 million for costs associated with the public offering and $28,000 used for the payment of debenture issuance and other financing costs. Net cash provided by financing activities for the three months ended March 31, 1997 was $4,000. This was comprised of $225,000 from the private sale of convertible subordinated debentures, partially offset by $156,000 used for the repayment of the bank line of credit, $48,000 for the repayment of long-term debt and $17,000 used for the payment of debenture issuance and other financing costs.

      Under the Company's Credit Facility, during its three year term, the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At March 31, 1998, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

      The Company had outstanding indebtedness at March 31, 1998 of approximately $412,000 represented by notes issued in connection with various practice acquisitions, each of which bears interest at rates varying from 7.0% to 14.0% and capital lease obligations. The Company's material commitments for capital expenditures total approximately $669,000, consisting of approximately $159,000 for the expansion of two Offices and approximately $170,000 for each of three planned de novo Office developments. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of March 31, 1998 was approximately $360,000, and the Company had working capital on that date of approximately $5.8 million.

      The Company completed on February 17, 1998 a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $10.4 million. Approximately $2.6 million of the net proceeds was used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. On February 27, 1998, the Company used approximately $600,000 to acquire a single dental practice in Albuquerque, New Mexico. In addition, the Company used approximately $500,000 for leasehold improvements, dental equipment, furniture and fixtures and computer equipment and approximately $300,000 for working capital during the quarter ended March 31, 1998. The Company believes that the remaining net proceeds from the offering, together with cash generated from operations and borrowings under its Credit Facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term or identifies and completes future acquisitions more quickly than it currently anticipates, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On February 17, 1998, the Company's $6.8 million principal amount 9.0% convertible debentures (issued in May 1996 and December 1996) were converted into Common Stock, in accordance with the terms of these securities and in conjunction with the Company's initial public offering.

(b)  Not applicable.

(c) During the three months ended March 31, 1998, the Company issued and/or sold the following unregistered securities. On February 27, 1998, the Company issued 5250 shares of Common Stock (valued at $31,500) in conjunction with the acquisition of a single dental practice in Albuquerque, New Mexico.

(d) The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 11, 1998. Joseph Charles and Associates, Inc. was the managing underwriter. The gross proceeds to the Company in the offering were $12.8 million and the expenses incurred were as follows: (i) $1.4 million for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1.1 million for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the offering of approximately $10.4 million as follows: (i) approximately $2.6 was used to repay the Company's outstanding indebtedness under a bank line of credit (the "Credit Facility"), including accrued and unpaid interest; (ii) approximately $1.3 million was used to repay a note issued in connection with the Gentle Dental Acquisition; (iii) approximately $0.6 million was used to acquire a single dental practice in Albuquerque, New Mexico; (iv) approximately $0.5 million was used for leasehold improvements, dental equipment, furniture and fixtures and computer equipment; (v) approximately $0.3 million was used for working capital; and (vi) approximately $5.1 million is expected to be used for potential acquisitions and development of additional de novo Offices and for working capital and general corporate purposes. As of the date of this Quarterly Report, the balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(b)    Exhibits.

 EXHIBIT
  NUMBER                     DESCRIPTION OF DOCUMENT
 -------                     -----------------------
  3.1     Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
  3.2     Amended and Restated Bylaws, incorporated herein by reference to
          Exhibit 3.3 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
  4.1     Reference is made to Exhibits 3.1 through 3.2.
  4.2     Specimen Stock Certificate, incorporated herein by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
 10.1     Form of Indemnification Agreement entered into between the Registrant and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
 10.2     Warrant Agreement dated December 27, 1996, between the Registrant and
          Cohig & Associates, Inc., incorporated herein by reference to Exhibit
          10.2 to the Company's Registration Statement on Form S-1 (SEC File No.
          333-36391), as filed with the Securities and Exchange Commission on
          September 25, 1997.
 10.3     Warrant Agreement dated May 29, 1996, between the Registrant and Cohig
          & Associates, Inc., incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No.
          333-36391), as filed with the Securities and Exchange Commission on
          September 25, 1997.
 10.4     Warrant Agreement dated October 3, 1995, between the Registrant and
          Cohig & Associates, Inc., incorporated herein by reference to Exhibit
          10.4 to the Company's Registration Statement on Form S-1 (SEC File No.
          333-36391), as filed with the Securities and Exchange Commission on
          September 25, 1997.
10.5      Warrant Certificate dated June 30, 1997, issued to Fred Birner, incorporated herein by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.6      Warrant Certificate dated November 1, 1996, issued to Fred Birner, incorporated herein by reference to Exhibit 10.6 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.7      Warrant Certificate dated June 30, 1997, issued to Mark Birner, incorporated herein by reference to Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.8      Warrant Certificate dated November 1, 1996, issued to Mark Birner, incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.9      Warrant Certificate dated June 30, 1997, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.10     Warrant Certificate dated November 1, 1996, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.10 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

 EXHIBIT
  NUMBER                     DESCRIPTION OF DOCUMENT
 -------                     -----------------------
10.11     Warrant Certificate dated August 1, 1996, issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.11 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.12     Warrant Certificate dated July 15, 1997 issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.12 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.13     Credit Agreement, dated October 31, 1996, between the Registrant and
          Key Bank of Colorado, as amended by First Amendment to Loan Documents, dated as of September 3, 1997, incorporated herein by reference to
          Exhibit 10.13 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.14     Form of Managed Care Contract with Prudential, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.15     Form of Managed Care Contract with PacifiCare, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.16     Letter Agreement dated October 17, 1996, between the Registrant and
          James Ciccarelli, as amended by letter agreement dated September 24,
          1997 between the Registrant and James Ciccarelli, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement
          on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.17     Agreement, dated August 21, 1997, between the Registrant and James
          Abramowitz, D.D.S., and Equity Resources Limited Partnership, a
          Colorado limited partnership, incorporated herein by reference to
          Exhibit 10.17 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.18     Form of Management Agreement, incorporated herein by reference to
          Exhibit 10.18 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.19     Employment Agreement dated September 8, 1997 between the Registrant and James Abramowitz, D.D.S., incorporated herein by reference to
          Exhibit 10.19 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.20     Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.21     Indenture, dated as of December 27, 1996, between the Registrant and
          Colorado National Bank, a national banking association, as Trustee, incorporated herein by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.22     Indenture, dated as of May 15, 1996, between the Registrant and
          Colorado National Bank, a national banking association, as Trustee, incorporated herein by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.23     Birner Dental Management Services, Inc. 1995 Employee Stock Option
          Plan, including forms of Incentive Stock Option Agreement and
          Non-statutory Stock Option Agreement under the Employee Plan, incorporated herein by reference to Exhibit 10.23 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

 EXHIBIT
  NUMBER                     DESCRIPTION OF DOCUMENT
 -------                     -----------------------
10.24     Birner Dental Management Services, Inc. 1995 Stock Option Plan for
          Managed Dental Centers, including form of Non-statutory Stock Option
          Agreement under the Dental Center Plan, incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.25     Profit Sharing 401(k)/Stock Bonus Plan of the Registrant, incorporated herein by reference to Exhibit 10.25 to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-36391), as filed with the
          Securities and Exchange Commission on September 25, 1997.
10.26     Form of Stock Transfer and Pledge Agreement with Mark Birner, D.D.S., incorporated herein by reference to Exhibit 10.26 of Pre-Effective
          Amendment No. 1 to the Company's Registration Statement on Form S-1
          (SEC File No. 333-36391), as filed with the Securities and Exchange
          Commission on November 7, 1997.
10.27     Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and William Bolton, D.D.S., incorporated herein by reference to Exhibit 10.27 of Pre-Effective Amendment No. 1 to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-36391),
          as filed with the Securities and Exchange Commission on November 7,
          1997.
10.28     Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and Scott Kissinger, D.D.S., incorporated herein by reference to Exhibit 10.28 of Pre-Effective Amendment No. 1 to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-36391),
          as filed with the Securities and Exchange Commission on November 7,
          1997.
10.29     Second Amendment to Loan Documents dated November 19, 1997 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.29 of Pre-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.
10.30     Form of Financial Consulting Agreement between the Company and Joseph
          Charles & Associates, Inc., incorporated herein by reference to
          Exhibit 10.30 of Post-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on January 14, 1998.
10.31     Form of Purchase Option for the Purchase of Shares of Common Stock
          granted to Joseph Charles & Associates, Inc., incorporated herein by reference to Exhibit 10.31 of Post-Effective Amendment No. 2 to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-36391),
          as filed with the Securities and Exchange Commission on January 14,
          1998.
27.1      Financial Data Schedule.


(b)    Reports on Form 8-K.

       Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  May 14, 1998.


                                  BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                  a Colorado corporation


                                  By: /s/ Frederic W.J. Birner
                                     ------------------------------------------
                                     Name:  Frederic W.J. Birner
                                     Title: Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)

                                  By:  /s/ Dennis N. Genty
                                     ------------------------------------------
                                     Name:  Dennis N. Genty
                                     Title: Chief Financial Officer, Secretary,
                                            Treasurer and Director
                                            (Principal Financial and Accounting
                                            Officer)