Form 10-Q
period 1998-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1998-08-13
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended             June 30, 1998
                                       ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       -----------------  ---------------------

         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              COLORADO                                 84-1307044
------------------------------------          ---------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


   3801 EAST FLORIDA AVENUE, SUITE 508
            DENVER, COLORADO                              80210
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Shares Outstanding as of August 10, 1998
-------------------------------------------------------------------------------
Common Stock, without par value                    6,685,529

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                              Page
                                                                              ----
Condensed Consolidated Balance Sheets as of June 30, 1998 and
     December 31, 1997                                                          3

Condensed Consolidated Statements of Operations for the Quarters
     Ended June 30, 1998 and 1997 and the Six Months Ended
     June 30, 1998 and 1997                                                     4

Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1998 and 1997                                               5

Notes to Condensed Consolidated Financial Statements                            7

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,       December 31,
                                    ASSETS                             1998            1997
                                    ------                         ------------     ------------
                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                      $  3,994,623     $    977,454
    Accounts receivable, net of allowances of approximately
       $97,700, for uncollectible accounts                            2,249,031        1,374,304
    Notes receivable-- related parties                                   30,939           35,507
    Prepaid expenses                                                    414,621          284,865
    Deferred offering costs                                                  --          846,528
                                                                   ------------     ------------
              Total current assets                                    6,689,214        3,518,658
                                                                   ------------     ------------
PROPERTY AND EQUIPMENT, net                                           3,990,026        2,630,945

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                           10,919,753        8,947,952
    Deferred charges and other assets                                   199,843          458,191
    Notes receivable-- related parties, net of current portion               --            8,052
                                                                   ------------     ------------
              Total assets                                         $ 21,798,836     $ 15,563,798
                                                                   ============     ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                             2,262,045     $  3,252,761
    Short-term borrowings                                               101,073          682,907
    Current maturities of capital lease obligations                      32,536           41,391
    Income taxes payable                                                287,878               --
                                                                   ------------     ------------
              Total current liabilities                               2,683,532        3,977,059
                                                                   ------------     ------------
LONG TERM LIABILITIES:
    Long-term borrowings                                                220,813        3,392,114
    Convertible subordinated debentures                                      --        6,780,000
    Capital lease obligations, net of current maturities                 12,473           26,249
                                                                   ------------     ------------
              Total liabilities                                       2,916,818       14,175,422

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                          --               --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,685,529 and 3,196,243, shares issued and
       outstanding at June 30, 1998 and December 31,
       1997, respectively                                            18,731,992        1,850,094
    Retained earnings (deficit)                                         150,026         (461,718)
                                                                   ------------     ------------
       Total shareholders' equity                                    18,882,018        1,388,376
                                                                   ------------     ------------
       Total liabilities and shareholders' equity                  $ 21,798,836     $ 15,563,798
                                                                   ============     ============


     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Quarter Ended                     Six Months Ended
                                                       June 30,                           June 30,
                                            ------------------------------      ------------------------------
                                                1998             1997              1998               1997
                                            ------------      ------------      ------------      ------------
                                                     (Unaudited)                (Unaudited)
NET REVENUE                                 $  5,609,017      $  2,899,444      $ 10,260,354      $  5,227,269

DIRECT EXPENSES:
    Clinical salaries and benefits             2,028,685           919,353         3,792,456         1,696,082
    Dental supplies                              297,994           289,465           562,028           512,366
    Laboratory fees                              536,351           269,833           930,252           488,203
    Occupancy                                    452,984           237,556           840,685           431,609
    Advertising and marketing                    126,815           130,581           204,527           217,130
    Depreciation and amortization                258,718           160,936           475,461           285,409
    General and administrative                   465,085           186,762           875,172           352,675
                                            ------------      ------------      ------------      ------------
                                               4,166,632         2,194,486         7,680,581         3,983,474
                                            ------------      ------------      ------------      ------------
    Contribution from dental offices           1,442,385           704,958         2,579,773         1,243,795
    Corporate expenses-
       General and administrative                685,375           300,052         1,235,139           588,071
       Depreciation and amortization              38,303            24,942            68,490            46,416
                                            ------------      ------------      ------------      ------------
    Operating income                             718,707           379,964         1,276,144           609,308
    Interest (income) expense, net               (30,963)          167,760            71,422           337,757
    Conversion inducement expense                     --                --          (305,100)               --
                                            ------------      ------------      ------------      ------------
    Income before income taxes                   749,670           212,204           899,622           271,551
    Income taxes                                (239,894)           (5,200)         (287,878)           (5,200)
                                            ------------      ------------      ------------      ------------
    Net income                              $    509,776      $    207,004      $    611,744      $    266,351
                                            ============      ============      ============      ============

    Net income per share--
       Basic                                $        .08      $        .06      $        .11      $        .08
                                            ============      ============      ============      ============
       Diluted                              $        .07      $        .06      $        .10      $        .08
                                            ============      ============      ============      ============

    Weighted average number of
       shares and dilutive securities--
          Basic                                6,675,879         3,207,505         5,807,049         3,253,355
          Diluted                              6,934,112         3,471,063         6,057,707         3,516,913

     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $    611,744      $    266,351
    Adjustments to reconcile net income to net
       cash provided by operating activities-
          Depreciation and amortization                                    543,952           331,825
          Provision for bad debts                                               --             4,100
          Amortization of debenture issuance costs                          18,098            40,896
          Deferred income taxes                                                 --             5,200
          Conversion inducement                                            305,100                --
          Changes in assets and liabilities, net of effects
              from acquisitions-
                 Accounts receivable                                      (734,727)         (115,456)
                 Prepaid expenses                                         (143,781)          (26,697)
                 Accounts payable and accrued expenses                    (204,023)          448,827
                 Income taxes payable                                      287,878
                                                                      ------------      ------------
          Net cash provided by operating
              activities                                                   684,241           955,046
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable-- related parties                                      12,620            96,551
    Capital expenditures                                                  (987,117)         (235,021)
    Development of new dental offices                                     (550,965)          (59,632)
    Acquisition of dental offices                                       (2,432,528)         (903,210)
                                                                      ------------      ------------
          Net cash used in investing activities                         (3,957,990)       (1,101,312)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from public offering                                       11,476,042                --
    Proceeds from convertible subordinated debentures                           --           225,000
    Proceeds from issuance of Common Stock from options exercised           47,425                --
    Net activity from line of credit                                      (350,000)          250,000
    Repayment of long term debt                                         (3,425,766)         (100,116)
    Payment of debenture issuance and other financing cost                 (27,927)          (16,875)
    Payment to induce conversion of debentures                            (305,100)               --
    Payment of public offering costs                                    (1,123,756)               --
    Purchase and retirement of Common Stock                                     --          (219,178)
                                                                      ------------      ------------
          Net cash provided by financing activities                      6,290,918           138,831
                                                                      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                          3,017,169            (7,435)

CASH AND CASH EQUIVALENTS,  beginning of period                            977,454         1,797,552
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS,  end of period                             $  3,994,623      $  1,790,117
                                                                      ============      ============

     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                           -------------------------
                                                              1998           1997
                                                           -----------    ----------
                                                           (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
       Cash paid during the period for interest            $  455,316     $  331,101
                                                           ==========     ==========

       Cash paid for taxes                                 $       --     $       --
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURES OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Common Stock issued for-
          Conversion of Debentures                         $6,780,000     $       --
          Acquisition of dental offices                        31,500             --
       Liabilities assumed, incurred for acquisitions-
          Accounts payable and accrued liabilities              8,915             --
       Accounts receivable acquired through
          Acquisitions                                        140,000         20,000
       Notes payable for--
          Acquisitions of dental offices                           --        130,000
          Purchase and retirement of Common Stock                  --        110,822


     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)



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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 1998 or the six months ended June 30, 1998 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and replaces the "fully diluted earnings per share" calculation with "diluted earnings per share." The following tables present a reconciliation of basic and diluted income per share calculations.

The Company's share base and related earnings per share for the six months ended June 30, 1997 as presented in the following table, differs from that previously reported in the Company's Prospectus dated February 11, 1998 for this same period due to the adoption of SFAS 128. SFAS 128 required retroactive restatement of prior period's earnings per share.

                                                          Quarter Ended June 30,
                               --------------------------------------------------------------------------
                                                1998                                  1997
                               ------------------------------------   -----------------------------------
                                                          Per Share                             Per Share
                                Income        Shares       Amount      Income        Shares      Amount
                               ---------     ---------    ---------   ---------     ---------   ---------
Basic EPS
   Net income
     applicable to
     common shares             $ 509,776     6,675,879     $.08       $ 207,004     3,207,505     $.06

Effect of dilutive common
   shares from stock
   options and warrants               --       258,233       --              --       263,558       --
                               ---------     ---------     ----       ---------     ---------     ----
Diluted Earnings Per Share
   Net income
     applicable to
     common shares             $ 509,776     6,934,112     $.07       $ 207,004     3,471,063     $.06
                               =========     =========     ====       =========     =========     ====

                                                        Six Months Ended June 30,
                               --------------------------------------------------------------------------
                                                1998                                  1997
                               ------------------------------------   -----------------------------------
                                                          Per Share                             Per Share
                                Income        Shares       Amount      Income        Shares      Amount
                               ---------     ---------    ---------   ---------     ---------   ---------
Basic EPS
   Net income
     applicable to
     common shares             $ 611,744     5,807,049     $.11       $ 266,351     3,253,355     $.08

Effect of dilutive common
   shares from stock
   options and warrants               --       250,658       --              --       263,558       --
                               ---------     ---------     ----       ---------     ---------     ----
Diluted Earnings Per Share
   Net income
     applicable to
     common shares             $ 611,744     6,057,707     $.10       $ 266,351     3,516,913     $.08
                               =========     =========     ====       =========     =========     ====

(3)    COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In the first and second quarters of 1998 and 1997, there were no differences between net income and comprehensive income.

(4)    INITIAL PUBLIC OFFERING

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

(5)    ACQUISITIONS AND DE-NOVOS

On February 27, 1998, the Company acquired all the assets of a New Mexico partnership and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in common stock of the Company.

On April 27, 1998, the Company acquired all the assets of three Colorado dental practices, two in the Denver metro area and one in Boulder for a total purchase price of $1,800,000. The Company also opened a de-novo practice in Colorado Springs, Colorado in April 1998 and a de-novo practice in Santa Fe, New Mexico in May 1998.

(6)    SUBSEQUENT EVENT

In July 1998, the Company acquired all the assets of a dental practice in Phoenix, Arizona and also opened a de-novo practice in Colorado Springs, Colorado.

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

      Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental Offices, the ability of the Company to manage effectively an increasing number of dental Offices, the general economy of the United States and the specific markets in which the Company's dental Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (as filed with the Securities Exchange Commission on March 31, 1998), the Year 2000 Risk Factor set forth below, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

YEAR 2000

The Company has conducted a review of its respective computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. While some upgrades will be necessary, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the Year 2000 problem is not expected to have a material effect on the cost of operation of the Company.

      The Company also may be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company intends to initiate formal communications with all of its significant insurance payors and vendors with respect to such persons' Year 2000 compliance programs and status. However, there can be no assurance that such other companies will achieve Year 2000 compliance or that any conversions by such companies to become Year 2000 compliant will be compatible with the Company's computer system. The inability of the Company or any of its principal vendors or insurance payors to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

GENERAL

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Quarterly Report.


OVERVIEW

      The Company was formed in May 1995, and as of June 30, 1998, managed 40 Offices in Colorado and New Mexico staffed by 46 full-time equivalent general dentists and 2.5 full-time equivalent specialists. The Company has acquired 35 Offices (three of which were consolidated into existing Offices) and opened eight de novo Offices. Of the 35 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists who practice at that Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

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

                                     1995(1)    1996(2)     1997      1998(3)
                                     -------    -------     ----      -------
Offices at beginning of period          0          4         18         34
De novo Offices                         0          5          1          2
Acquired Offices                        4          9         15          4
                                       --         --         --         --
Offices at end of period                4         18         34         40
                                       ==         ==         ==         ==


(1) From October 1, 1995 through December 31, 1995. The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.

(2) For 1996, does not include three practices that were acquired and consolidated with existing Offices.

(3)  From January 1, 1998 through June 30, 1998.


      The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, and the four practices acquired in the first six months of 1998, were $412,000, $4.4 million, $5.3 million, and $2.4 million, respectively. The average investment by the Company in each of its eight de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The six de novo Offices opened between January 1996 and August 1997 began generating positive contribution from dental offices, on average, within three months of opening.

      At June 30, 1998, the Company's total assets of $21.8 million included $10.9 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $18.9 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


COMPONENTS OF REVENUE AND EXPENSES

      Total dental group practice revenue ("Revenue") represents the revenue of the Offices reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as salary, benefits and other payments to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists and hygienists), dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

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

      The Company has experienced significant growth in total dental group practice revenue, which increased from $3.8 million for the three months ended June 30, 1997 to $7.4 million for the three months ended June 30, 1998, an increase of 97.1%. The Company acquired three practices and opened two de novo Offices during the period from April 1, 1998 to June 30, 1998 which, in the aggregate, contributed $433,000 of the $3.6 million increase. Total dental group practice revenue for the 19 Offices which were in existence during both full quarters increased 18.5% from $3.3 million in the 1997 quarter to $3.9 million in the 1998 quarter and, therefore, contributed $612,000 of the $3.6 million increase. The remainder of the increase in total dental group practice revenue of $2.6 million was attributable to the 15 practice acquisitions (including the Gentle Dental Acquisition) and the opening of one de novo Office which took place between April 1, 1997 and March 31, 1998.

     Total dental group practice revenue increased $6.8 million or 98.9% to $13.6 million for the six-month period ended June 30, 1998 compared to $6.8 million for the six-month period ended June 30, 1997. The Company acquired four practices and opened two de novo Offices during the period from January 1, 1998 to June 30, 1998 which, in the aggregate, contributed $876,000 of the $6.8 million increase. Total dental group practice revenue for the 18 Offices which were in existence during both full six-month periods increased 16.2% from $6.2 million in the 1997 period to $7.2 million in the 1998 period and, therefore, contributed $1.0 million of the $6.8 million increase. The remainder of the increase of $4.9 million in total dental group practice revenues was generated from the 15 practice acquisitions (including the Gentle Dental Acquisition) and the opening of one de novo Office which took place between January 1, 1997 and December 31, 1997.

      The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's consolidated statements of operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company.

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------    -------------------------
                                           1998        1997             1998       1997
                                          ------      ------           ------     ------
Net revenue                               100.0%      100.0%           100.0%     100.0%
Direct expenses:
     Clinical salaries and benefits        36.2%       31.7%            37.0%      32.4%
     Dental supplies                        5.3%       10.0%             5.5%       9.8%
     Laboratory fees                        9.6%        9.3%             9.1%       9.3%
     Occupancy                              8.1%        8.2%             8.2%       8.3%
     Advertising and marketing              2.3%        4.5%             2.0%       4.2%
     Depreciation and amortization          4.6%        5.6%             4.6%       5.5%
     General and administrative             8.3%        6.4%             8.5%       6.7%

Contribution from dental offices           25.7%       24.3%            25.1%      23.8%
Corporate expenses --
     General and administrative            12.2%       10.3%            12.0%      11.3%
     Depreciation and amortization          0.7%        0.9%             0.7%       0.9%
Operating income                           12.8%       13.1%            12.4%      11.7%
Interest (income) expense, net             (0.6%)       5.8%             0.7%       6.5%
Conversion inducement expense                --          --              3.0%        --
Income before income taxes                 13.4%        7.3%             8.8%       5.2%
Income taxes                                4.3%        0.2%             2.8%       0.1%
Net income                                  9.1%        7.1%             6.0%       5.1%



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Net revenue. Net revenue increased from $2.9 million for the three months ended June 30, 1997 to $5.6 million for the three months ended June 30, 1998, an increase of $2.7 million, or 93.5%. The Company acquired three practices and opened two de novo Offices during the period from April 1, 1998 to June 30, 1998, which contributed $305,000 of the increase. Net revenue at the 19 Offices which the Company managed and which were in existence for both full second quarters of 1997 and 1998 increased 21.9% or $555,000 from $2.5 million in the second quarter of 1997 to $3.1 million in the second quarter of 1998. The remainder of the increase in net revenue of $1.8 million was attributable to 15 practice acquisitions and one de novo Office opening which occurred between April 1, 1997 and March 31, 1998.

      Clinical salaries and benefits. Clinical salaries and benefits increased from $919,000 to $2.0 million for the three months ended June 30, 1997 and 1998, respectively, an increase of $1.1 million or 120.7%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 31.7% in the three months ended June 30, 1997 to 36.2% in the three months ended June 30, 1998.

      Dental supplies. Dental supplies increased from $289,000 for the three months ended June 30, 1997 to $298,000 for the three months ended June 30, 1998, an increase of $9,000 or 2.9%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 10.0% during the three months ended June 30, 1997 to 5.3% during the three months ended June 30, 1998.

      Laboratory fees. Laboratory fees increased from $270,000 during the three months ended June 30, 1997 to $536,000 during the three months ended June 30, 1998, an increase of $267,000 or 98.8%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, laboratory fees increased slightly from 9.3% during the three months ended June 30, 1997 to 9.6% during the three months ended June 30, 1998.

      Occupancy. Occupancy increased from $238,000 during the three months ended June 30, 1997 to $453,000 during the three months ended June 30, 1998, an increase of $215,000 or 90.7%. This increase was due to the increased number of Offices. As a percentage of net revenue, occupancy expense declined slightly from 8.2% during the three months ended June 30, 1997 to 8.1% during the three months ended June 30, 1998.

      Advertising and marketing. Advertising and marketing decreased slightly from $131,000 for the three months ended June 30, 1997 to $127,000 for the three months ended June 30, 1998, a decrease of $4,000 or 2.9%. As a percentage of net revenue, advertising and marketing decreased from 4.5% during the three months ended June 30, 1997 to 2.3% during the three months ended June 30, 1998.

      Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $161,000 for the three months ended June 30, 1997 to $259,000 for the three months ended June 30, 1998, an increase of $98,000 or 60.8%. This increase was due to the increased number of Offices. As a percentage of net revenue, depreciation and amortization decreased from 5.6% for the three months ended June 30, 1997 to 4.6% for the three months ended June 30, 1998.

      General and administrative. General and administrative, which is attributable to the Offices, increased from $187,000 during the three months ended June 30, 1997 to $465,000 during the three months ended June 30, 1998, an increase of $278,000 or 149.0%. This increase was due to the increased number of Offices. As a percentage of net revenue, general and administrative expenses increased from 6.4% during the three months ended June 30, 1997 to 8.3% during the three months ended June 30, 1998.

      Contribution from dental offices. As a result of the above, contribution from dental offices increased from $705,000 for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998, an increase of $737,000 or 104.6%. As a percentage of net revenue, contribution from dental offices increased from 24.3% during the three months ended June 30, 1997 to 25.7% during the three months ended June 30, 1998.

      Corporate expenses -- general and administrative. Corporate expenses -- general and administrative increased from $300,000 during the three months ended June 30, 1997 to $685,000 during the three months ended June 30, 1998, an increase of $385,000 or 128.4%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense -- general and administrative increased from 10.3% during the three months ended June 30, 1997 to 12.2% during the three months ended June 30, 1998.

      Corporate expenses -- depreciation and amortization. Corporate expenses -- depreciation and amortization increased from $25,000 in the three months ended June 30, 1997 to $38,000 in the three months ended June 30, 1998, an increase of $13,000 or 53.6%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses -- depreciation and amortization decreased slightly from 0.9% during the three months ended June 30, 1997 to 0.7% during the three months ended June 30, 1998.

      Operating income. As a result of the above, operating income increased from $380,000 during the three months ended June 30, 1997 to $719,000 during the three months ended June 30, 1998, an increase of $339,000 or 89.2%. As a percentage of net revenue, operating income decreased slightly from 13.1% during the three months ended June 30, 1997 to 12.8% during the three months ended June 30, 1998.

      Interest (income) expense, net. The Company had net interest expense of $168,000 for the three months ended June 30, 1997 and generated net interest income of $31,000 for the three months ended June 30, 1998. This decrease in interest expense was primarily the result of the February 1998 conversion into common stock of the Company's $6.8 million principal amount 9.0% convertible debentures in conjunction with the initial public offering of the Company's Common Stock and the repayment of approximately $3.9 million of bank debt and seller notes with the proceeds from the Company's initial public offering.

      Net income. As a result of the above, net income increased from $207,000 for the three months ended June 30, 1997 to $510,000 for the three months ended June 30, 1998, an increase of $303,000 or 146.3%. Net income in the three months ended June 30, 1998 was net of income taxes of $240,000, and net income in the comparable period in 1997 was net of income taxes of $5,000. As a percentage of net revenue, net income increased from 7.1% for the three months ended June 30, 1997 to 9.1% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Net revenue. Net revenue increased from $5.2 million for the six months ended June 30, 1997 to $10.3 million for the six months ended June 30, 1998, an increase of $5.0 million, or 96.3%. The Company acquired four practices and opened two de novo Offices during the period from January 1, 1998 to June 30, 1998, which contributed $579,000 of the increase. Net revenue at the 18 Offices which the Company managed and which were in existence during both full six-month periods of 1997 and 1998 increased 19.1% or $905,000 from $4.7 million for the six months ended June 30, 1997 to $5.6 million for the six months ended June 30, 1998. The remainder of the increase in net revenue of $3.5 million was attributable to 15 practice acquisitions and one de novo Office opening which occurred between January 1, 1997 and December 31, 1997.

      Clinical salaries and benefits. Clinical salaries and benefits increased from $1.7 million to $3.8 million for the six months ended June 30, 1997 and 1998, respectively, an increase of $2.1 million or 123.6%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 32.4% in the six months ended June 30, 1997 to 37.0% in the six months ended June 30, 1998.

      Dental supplies. Dental supplies increased from $512,000 for the six months ended June 30, 1997 to $562,000 for the six months ended June 30, 1998, an increase of $50,000 or 9.7%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 9.8% during the six months ended June 30, 1997 to 5.5% during the six months ended June 30, 1998.

      Laboratory fees. Laboratory fees increased from $488,000 during the six months ended June 30, 1997 to $930,000 during the six months ended June 30, 1998, an increase of $442,000 or 90.5%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, laboratory fees decreased slightly from 9.3% during the six months ended June 30, 1997 to 9.1% during the six months ended June 30, 1998.

      Occupancy. Occupancy increased from $432,000 during the six months ended June 30, 1997 to $841,000 during the six months ended June 30, 1998, an increase of $409,000 or 94.8%. This increase was due to the increased number of Offices. As a percentage of net revenue, occupancy expense declined slightly from 8.3% during the six months ended June 30, 1997 to 8.2% during the six months ended June 30, 1998.

      Advertising and marketing. Advertising and marketing decreased from $217,000 for the six months ended June 30, 1997 to $205,000 for the six months ended June 30, 1998, a decrease of

$13,000 or 5.8%. As a percentage of net revenue, advertising and marketing decreased from 4.2% during the six months ended June 30, 1997 to 2.0% during the six months ended June 30, 1998.

      Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $285,000 for the six months ended June 30, 1997 to $475,000 for the six months ended June 30, 1998, an increase of $190,000 or 66.6%. This increase was due to the increased number of Offices. As a percentage of net revenue, depreciation and amortization decreased from 5.5% for the six months ended June 30, 1997 to 4.6% for the six months ended June 30, 1998.

      General and administrative. General and administrative, which is attributable to the Offices, increased from $353,000 during the six months ended June 30, 1997 to $875,000 during the six months ended June 30, 1998, an increase of $522,000 or 148.2%. This increase was due to the increased number of Offices. As a percentage of net revenue, general and administrative expenses increased from 6.7% during the six months ended June 30, 1997 to 8.5% during the six months ended June 30, 1998.

      Contribution from dental offices. As a result of the above, contribution from dental offices increased from $1.2 million for the six months ended June 30, 1997 to $2.6 million for the six months ended June 30, 1998, an increase of $1.3 million or 107.4%. As a percentage of net revenue, contribution from dental offices increased from 23.8% during the six months ended June 30, 1997 to 25.1% during the six months ended June 30, 1998.

      Corporate expenses -- general and administrative. Corporate expenses -- general and administrative increased from $588,000 during the six months ended June 30, 1997 to $1.2 million during the six months ended June 30, 1998, an increase of $647,000 or 110.0%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense -- general and administrative increased from 11.3% during the six months ended June 30, 1997 to 12.0% during the six months ended June 30, 1998.

      Corporate expenses -- depreciation and amortization. Corporate expenses -- depreciation and amortization increased from $46,000 in the six months ended June 30, 1997 to $68,000 in the six months ended June 30, 1998, an increase of $22,000 or 47.6%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses -- depreciation and amortization decreased slightly from 0.9% during the six months ended June 30, 1997 to 0.7% during the six months ended June 30, 1998.

      Operating income. As a result of the above, operating income increased from $609,000 during the six months ended June 30, 1997 to $1.3 million during the six months ended June 30, 1998, an increase of $667,000 or 109.4%. As a percentage of net revenue, operating income increased from 11.7% during the six months ended June 30, 1997 to 12.4% during the six months ended June 30, 1998.

      Interest expense, net. Interest expense, net decreased from $338,000 for the six months ended June 30, 1997 to $71,000 for the six months ended June 30, 1998, a decrease of $266,000 or 78.9%. This decrease was primarily the result of the February 1998 conversion into Common Stock of the Company's $6.8 million principal amount 9.0% convertible debentures in conjunction with the initial public offering of the Company's Common Stock and the repayment of approximately $3.9 million of bank debt and seller notes with proceeds from the Company's initial public offering. As a percentage of net revenue, interest expense, net decreased from 6.5% for the six months ended June 30, 1997 to 0.7% for the six months ended June 30, 1998.

      Conversion inducement expense. During the six months ended June 30, 1998, the Company incurred a one-time charge of $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

      Net income. As a result of the above, net income increased from $266,000 for the six months ended June 30, 1997 to $612,000 for the six months ended June 30, 1998, an increase of $345,000 or 129.7%. Net income in 1998 was net of income taxes of $288,000, and net income in the comparable period in 1997 was net of income taxes of $5,000. As a percentage of net revenue, net income increased from 5.1% for the six months ended June 30, 1997 to 6.0% for the six months ended June 30, 1998. Without the one-time conversion inducement expense of $305,000, net income would have been $819,000 or 8.0% of net revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and the initial public offering of Common Stock.

      Net cash provided by operating activities was $955,000 and $684,000 for the six months ended June 30, 1997 and 1998, respectively. Net cash provided by operations during the 1998 period, after adding back depreciation and amortization, consisted primarily of a decrease in accounts payable and accrued expenses of $204,000 and an increase in accounts receivable of $735,000. In the six months ended June 30, 1998, net income contributed $612,000 to net cash provided by operating activities for the period.

      Net cash used in investing activities was $1.1 million and $4.0 million for the six months ended June 30, 1997 and 1998, respectively. In the six months ended June 30, 1998, $2.4 million was utilized for acquisitions and $1.5 million was invested in the purchase of additional property and equipment, including $551,000 for the de novo Offices. For the six months ended June 30, 1997, $903,000 was utilized for acquisitions and $295,000 was invested in the purchase of additional property and equipment.

      For the six months ended June 30, 1997 and 1998, net cash provided by financing activities was $139,000 and $6.3 million, respectively. In the six months ended June 30, 1998, the cash provided was comprised of $11.5 million of net proceeds from the initial public offering of the Company's Common Stock. This was partially offset by $3.7 million used for the repayment of a bank line of credit and a note issued in connection with the September 1997 acquisition of nine dental practices operated under the name Gentle Dental (the "Gentle Dental Acquisition"), $1.1 million for costs associated with the public offering and $28,000 used for the payment of debenture issuance and other financing costs. Net cash provided by financing activities for the six months ended June 30, 1997 was $139,000. This was comprised of $225,000 from the private sale of convertible subordinated debentures and $250,000 of proceeds from a bank line of credit, partially offset by $100,000 for the repayment of long-term debt, $219,000 for the purchase and retirement of Common Stock and $17,000 used for the payment of debenture issuance and other financing costs.

      Under the Company's Credit Facility, during its three year term, the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At June 30, 1998, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

      The Company had outstanding indebtedness at June 30, 1998 of approximately $367,000 represented by notes issued in connection with various practice acquisitions, each of which bears interest at rates varying from 7.0% to 14.0% and capital lease obligations. The Company's material commitments for capital expenditures total approximately $885,000, consisting of approximately $375,000 for the expansion of four Offices, approximately $180,000 for each of two planned de novo Office developments, and approximately $150,000 for a technology upgrade for the Company's information system. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated earnings as of June 30, 1998 were approximately $150,000, and the Company had working capital on that date of approximately $4.0 million.

      The Company completed on February 17, 1998 a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $10.4 million. Approximately $2.6 million of the net proceeds was used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. On February 27, 1998, the Company used approximately $600,000 to acquire a single dental practice in Albuquerque, New Mexico. On April 27, 1998, the Company used approximately $1.8 million to acquire three Colorado dental practices, two in the Denver metro area and one in Boulder. The Company also opened a de novo practice in Colorado Springs, Colorado in April 1998 and one in Santa Fe, New Mexico in May 1998. The Company used approximately $900,000 for leasehold improvements, dental equipment, furniture and fixtures and computer equipment during the six-months ended June 30, 1998. The Company believes that the remaining net proceeds from the offering, together with cash generated from operations and borrowings under its Credit Facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term or identifies and completes future acquisitions more quickly than it currently anticipates, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c) During the three month period ended June 30, 1998, participants in the Birner Dental Management Services, Inc. 1995 Employee Stock Option Plan exercised options to purchase an aggregate of 10,179 shares of Common Stock at a weighted average exercise price of $3.41 per share. During this same period, participants in the Birner Dental Management Services, Inc. 1995 Stock Option Plan for Managed Dental Centers exercised options to purchase an aggregate of 4,677 shares of Common Stock at a weighted average exercise price of $2.72 per share. Each of these issuances of Common Stock were exempt from registration because they did not involve any public offering.


(d)  The Company's  registration  statement on Form S-1 (SEC File No.
     333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 11, 1998. During the three months ended June 30, 1998, approximately $1.8 million of the net proceeds from the offering were used to acquire three dental practices located in Colorado. The remaining net proceeds from the offering of approximately $3.2 million are expected to be used for potential acquisitions and development of additional de novo Offices and for working capital and general corporate purposes. As of the date of this Quarterly Report, the balance of the net proceeds was invested in short-term, investment grade, interest-bearing securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)         The annual meeting of shareholders was held on May 27, 1998.

      (b) The following directors were elected at the meeting to serve a three-year term as Class I directors:

                                    For         Withheld Authority      Abstain
                                    ---         ------------------      -------
       James M. Ciccarelli       5,171,314              0                1,400


      The following directors are continuing to serve their three-year terms as Class II directors which will expire at the Company's annual meeting in 1999:

      Dennis N. Genty
      Steven M. Bathgate

      The following directors are continuing to serve their three-year terms as Class III directors which will expire at the Company's annual meeting in 2000:

      Frederic W.J. Birner
      Mark A. Birner, D.D.S.

      (c) The only other matter voted upon at the meeting and results of that vote are as follows:

                  Ratification of appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal year 1998.

               For          Against       Abstained
               ---          -------       ---------
            5,172,314         300            100

      The matter described above is described in detail in the Company's definitive proxy statement dated May 6, 1998 for the Annual Meeting of Shareholders held on May 27, 1998.



ITEM 5.  OTHER INFORMATION

      On July 13, 1998, the Company hired a Chief Operating Officer, whose biography is as follows:


      Florence M. Welch, CPA joined the Company as Chief Operating Officer in July 1998. From April 1996 to July 1998, she was the Chief Financial Officer/Senior Director of Finance and Administration for the Certified Financial Planner Board of Standards, Inc., a professional regulatory organization. From December 1989 to September 1995, she held various positions with Intelligent Electronics, Inc., a high technology distribution and services company, most recently as Vice President/Controller in the Reseller Network Division. Ms. Welch received her M.S. from the University of Colorado and her B.S. degree from American University.


      On May 11, 1998, the Company hired a Vice President, whose biography is as follows:

      Michael A. Iacoboni DDS, MPH, joined the Company as a consultant after the sale of his dental practice to the Company in September 1996. He became a Vice President of the Company in May 1998 and heads the quality control efforts of the Company. His professional experience includes twenty-five years of dental practice; twelve years of continuous service to dental societies; ten years of active participation in the legislative arena as a legislative advocate; five years of service to the State Board of Dentistry in Colorado as a consultant; and four years as a faculty member of the University of Northern Colorado in their Masters of Public Health Program. Dr. Iacoboni received his DDS degree from the University of California at Los Angeles, and his MPH from the University of Northern Colorado.


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

      Date:  August 12, 1998.


                                   BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                   a Colorado corporation

                                   By: /s/ Frederic W.J. Birner
                                       -----------------------------------------
                                       Name:  Frederic W.J. Birner
                                       Title: Chairman of the Board, Chief
                                              Executive Officer and Director
                                              (Principal Executive Officer)


                                   By: /s/ Dennis N. Genty
                                       -----------------------------------------
                                       Name:  Dennis N. Genty
                                       Title: Chief Financial Officer,
                                              Secretary, Treasurer and Director
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
  3.1     Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
  3.2     Amended and Restated Bylaws, incorporated herein by reference to
          Exhibit 3.3 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
  4.1     Reference is made to Exhibits 3.1 through 3.2.
  4.2     Specimen Stock Certificate, incorporated herein by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
 10.1     Form of Indemnification Agreement entered into between the Registrant and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
 10.2     Warrant Agreement dated December 27, 1996, between the Registrant and
          Cohig & Associates, Inc., incorporated herein by reference to Exhibit
          10.2 to the Company's Registration Statement on Form S-1 (SEC File No.
          333-36391), as filed with the Securities and Exchange Commission on
          September 25, 1997.
 10.3     Warrant Agreement dated May 29, 1996, between the Registrant and Cohig
          & Associates, Inc., incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No.
          333-36391), as filed with the Securities and Exchange Commission on
          September 25, 1997.
 10.4     Warrant Agreement dated October 3, 1995, between the Registrant and
          Cohig & Associates, Inc., incorporated herein by reference to Exhibit
          10.4 to the Company's Registration Statement on Form S-1 (SEC File No.
          333-36391), as filed with the Securities and Exchange Commission on
          September 25, 1997.
10.5      Warrant Certificate dated June 30, 1997, issued to Fred Birner, incorporated herein by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.6      Warrant Certificate dated November 1, 1996, issued to Fred Birner, incorporated herein by reference to Exhibit 10.6 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.7      Warrant Certificate dated June 30, 1997, issued to Mark Birner, incorporated herein by reference to Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.8      Warrant Certificate dated November 1, 1996, issued to Mark Birner, incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.9      Warrant Certificate dated June 30, 1997, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.10     Warrant Certificate dated November 1, 1996, issued to Dennis Genty, incorporated herein by reference to Exhibit 10.10 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.11     Warrant Certificate dated August 1, 1996, issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.11 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.12     Warrant Certificate dated July 15, 1997 issued to James Ciccarelli, incorporated herein by reference to Exhibit 10.12 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

 EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
10.13     Credit Agreement, dated October 31, 1996, between the Registrant and
          Key Bank of Colorado, as amended by First Amendment to Loan Documents, dated as of September 3, 1997, incorporated herein by reference to
          Exhibit 10.13 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.14     Form of Managed Care Contract with Prudential, incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.15     Form of Managed Care Contract with PacifiCare, incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.16     Letter Agreement dated October 17, 1996, between the Registrant and
          James Ciccarelli, as amended by letter agreement dated September 24,
          1997 between the Registrant and James Ciccarelli, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement
          on Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.17     Agreement, dated August 21, 1997, between the Registrant and James
          Abramowitz, D.D.S., and Equity Resources Limited Partnership, a
          Colorado limited partnership, incorporated herein by reference to
          Exhibit 10.17 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.18     Form of Management Agreement, incorporated herein by reference to
          Exhibit 10.18 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.19     Employment Agreement dated September 8, 1997 between the Registrant and James Abramowitz, D.D.S., incorporated herein by reference to
          Exhibit 10.19 to the Company's Registration Statement on Form S-1 (SEC
          File No. 333-36391), as filed with the Securities and Exchange
          Commission on September 25, 1997.
10.20     Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.21     Indenture, dated as of December 27, 1996, between the Registrant and
          Colorado National Bank, a national banking association, as Trustee, incorporated herein by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.22     Indenture, dated as of May 15, 1996, between the Registrant and
          Colorado National Bank, a national banking association, as Trustee, incorporated herein by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.23     Birner Dental Management Services, Inc. 1995 Employee Stock Option
          Plan, including forms of Incentive Stock Option Agreement and
          Non-statutory Stock Option Agreement under the Employee Plan, incorporated herein by reference to Exhibit 10.23 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.24     Birner Dental Management Services, Inc. 1995 Stock Option Plan for
          Managed Dental Centers, including form of Non-statutory Stock Option
          Agreement under the Dental Center Plan, incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on
          Form S-1 (SEC File No. 333-36391), as filed with the Securities and
          Exchange Commission on September 25, 1997.
10.25     Profit Sharing 401(k)/Stock Bonus Plan of the Registrant, incorporated herein by reference to Exhibit 10.25 to the Company's Registration
          Statement on Form S-1 (SEC File No. 333-36391), as filed with the
          Securities and Exchange Commission on September 25, 1997.

 EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
10.26     Form of Stock Transfer and Pledge Agreement with Mark Birner, D.D.S., incorporated herein by reference to Exhibit 10.26 of Pre-Effective
          Amendment No. 1 to the Company's Registration Statement on Form S-1
          (SEC File No. 333-36391), as filed with the Securities and Exchange
          Commission on November 7, 1997.
10.27     Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and William Bolton, D.D.S., incorporated herein by reference to Exhibit 10.27 of Pre-Effective Amendment No. 1 to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-36391),
          as filed with the Securities and Exchange Commission on November 7,
          1997.
10.28     Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and Scott Kissinger, D.D.S., incorporated herein by reference to Exhibit 10.28 of Pre-Effective Amendment No. 1 to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-36391),
          as filed with the Securities and Exchange Commission on November 7,
          1997.
10.29     Second Amendment to Loan Documents dated November 19, 1997 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.29 of Pre-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.
10.30     Form of Financial Consulting Agreement between the Company and Joseph
          Charles & Associates, Inc., incorporated herein by reference to
          Exhibit 10.30 of Post-Effective Amendment No. 2 to the Company's
          Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on January 14, 1998.
10.31     Form of Purchase Option for the Purchase of Shares of Common Stock
          granted to Joseph Charles & Associates, Inc., incorporated herein by reference to Exhibit 10.31 of Post-Effective Amendment No. 2 to the
          Company's Registration Statement on Form S-1 (SEC File No. 333-36391),
          as filed with the Securities and Exchange Commission on January 14,
          1998.
27.1      Financial Data Schedule.