Form 10-Q
period 1998-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1998-11-16
CIK 948072

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              --------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to
                                ------------------    -------------------------

                         Commission file number 0-23367
                                               --------

                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                    84-1307044
-------------------------------              ----------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization                       Identification No.)


3801 EAST FLORIDA AVENUE, SUITE 508
        DENVER, COLORADO                                     80210
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              ----        ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Shares Outstanding as of November 12, 1998
--------------------------------------------------------- ---------------------
Common Stock, without par value                      6,696,119

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                 Page
                                                                                                              ----
     Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)
       and December 31, 1997                                                                                   3

     Unaudited Condensed Consolidated Statements of Operations for the Quarters
       and Nine Months Ended September 30, 1998 and 1997                                                       4

     Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1998 and 1997                                                                       5

     Unaudited Notes to Condensed Consolidated Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                        10


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                    20

Item 2.  Changes in Securities and Use of Proceeds                                                            20

Item 6.  Exhibits and Reports on Form 8-K                                                                     20

Signatures                                                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   September 30,      December 31,
                                    ASSETS                             1998              1997
                                    ------                        ---------------   ---------------
                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $     1,693,400   $       977,454
    Accounts receivable, net of allowance for doubtful accounts of $238,839 and $ 97,700 at September 30, 1998 and
       December 31, 1997, respectively                                  2,717,775         1,374,304
    Current portion of notes receivable - related parties                  30,440            35,507
    Prepaid expenses and other assets                                     541,393           284,865
    Deferred offering costs                                                    --           846,528
                                                                  ---------------   ---------------
              Total current assets                                      4,983,008         3,518,658

PROPERTY AND EQUIPMENT, net                                             4,589,146         2,630,945

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                             13,953,870         8,947,952
    Deferred charges and other assets                                     336,878           458,191
    Notes receivable - related parties, net of current portion                 --             8,052
                                                                  ---------------   ---------------
              Total assets                                        $    23,862,902   $    15,563,798
                                                                  ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                               2,979,182   $     3,252,761
    Current maturities of long-term debt                                  273,069           682,907
    Current maturities of capital lease obligations                        27,159            41,391
    Income taxes payable                                                  226,562                --
                                                                  ---------------   ---------------
              Total current liabilities                                 3,505,972         3,977,059

LONG TERM LIABILITIES:
    Long-term debt, net of current maturities                           1,039,914         3,392,114
    Convertible subordinated debentures                                        --         6,780,000
    Capital lease obligations, net of current maturities                    7,854            26,249
                                                                  ---------------   ---------------
              Total liabilities                                         4,553,740        14,175,422

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                            --                --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,696,119 and 3,196,243, shares issued and
       outstanding at September 30, 1998 and December 31,
       1997, respectively                                              18,775,586         1,850,094
    Retained earnings (accumulated deficit)                               533,576          (461,718)
                                                                  ---------------   ---------------
              Total shareholders' equity                               19,309,162         1,388,376
                                                                  ---------------   ---------------
              Total liabilities and shareholders' equity          $    23,862,902   $    15,563,798
                                                                  ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Quarter Ended                Nine Months Ended
                                                       September 30,                 September 30,
                                               ----------------------------    ----------------------------
                                                   1998            1997           1998             1997
                                               ------------    ------------    ------------    ------------
NET REVENUE                                    $  5,855,388    $  3,356,190    $ 16,115,742    $  8,583,459

DIRECT EXPENSES:
    Clinical salaries and benefits                2,190,598       1,337,319       5,983,054       3,033,401
    Dental supplies                                 271,418         239,393         833,446         751,759
    Laboratory fees                                 501,229         305,437       1,431,481         793,640
    Occupancy                                       525,463         287,051       1,366,148         718,660
    Advertising and marketing                        87,272          68,817         291,799         285,947
    Depreciation and amortization                   308,922         106,482         784,383         391,891
    General and administrative                      586,832         263,714       1,462,004         616,389
                                               ------------    ------------    ------------    ------------
                                                  4,471,734       2,608,213      12,152,315       6,591,687
                                               ------------    ------------    ------------    ------------
Contribution from dental offices                  1,383,654         747,977       3,963,427       1,991,772
Corporate expenses:
    General and administrative                      831,992         286,753       2,067,130         874,824
    Depreciation and amortization                    43,560          24,116         112,051          70,532
    Acquisition costs                                    --         252,234              --         252,234
                                               ------------    ------------    ------------    ------------
Operating income                                    508,102         184,874       1,784,246         794,182
Interest income (expense), net                       14,125        (215,815)        (57,297)       (553,572)
Conversion inducement income (expense)                   --              --        (305,100)             --
                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes                   522,227         (30,941)      1,421,849         240,610
Income tax benefit (expense)                       (138,677)             --        (426,555)         (5,200)
                                               ------------    ------------    ------------    ------------
Net income (loss)                              $    383,550    $    (30,941)   $    995,294    $    235,410
                                               ============    ============    ============    ============

Net income (loss) per share of common stock:
    Basic                                      $        .06    $       (.01)   $        .16    $        .07
                                               ============    ============    ============    ============

    Diluted                                    $        .06    $       (.01)   $        .16    $        .07
                                               ============    ============    ============    ============


Weighted average number of shares of
 Common stock and dilutive securities:
    Basic                                         6,685,759       3,178,848       6,106,389       3,228,519
                                               ============    ============    ============    ============
    Diluted                                       6,838,167       3,509,955       6,317,054       3,559,626
                                               ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $    995,294    $    235,410
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                     896,434         462,422
          Allowance for doubtful accounts                                   141,139           7,136
          Amortization of debenture issuance costs                           22,742          64,287
          Conversion inducement                                             305,100              --
Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                            (1,229,610)       (230,629)
          Prepaid expenses and other assets                                (379,589)       (120,323)
          Accounts payable and accrued expenses                             370,846       1,245,410
          Income taxes payable                                              226,562           5,200
                                                                       ------------    ------------
    Net cash provided by (used in) operating activities                   1,348,918       1,668,913
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                       13,119          98,465
    Capital expenditures                                                 (1,377,617)       (550,908)
    Development of new dental offices                                      (692,506)        (70,794)
    Cash acquired from existing dental offices                                   --         200,058
    Acquisition of dental offices                                        (5,847,987)     (3,413,787)
                                                                       ------------    ------------
    Net cash provided by (used in) investing activities                  (7,904,991)     (3,736,966)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from public offering                                        11,476,042              --
    Proceeds from convertible subordinated debentures                                       225,000
    Proceeds from exercise of common stock options                           47,425              --
    Net borrowings from line of credit                                      368,056         250,000
    Proceeds from notes payable                                             300,000       2,000,000
    Repayment of long-term debt                                          (3,462,721)       (179,130)
    Payment of debenture issuance and other financing cost                  (27,927)        (16,875)
    Payment to induce conversion of debentures                             (305,100)             --
    Payment of public offering costs                                     (1,123,756)       (466,442)
    Purchase and retirement of Common Stock                                      --        (219,178)
                                                                       ------------    ------------
    Net cash provided by (used in) financing activities                   7,272,019       1,593,375
                                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                             715,946        (474,678)

CASH AND CASH EQUIVALENTS,  beginning of period                             977,454       1,797,552
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS,  end of period                              $  1,693,400    $  1,322,874
                                                                       ============    ============

    See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                  1998            1997
                                                               ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                $  492,587      $  341,845
                                                               ==========      ==========

       Cash paid during the period for income taxes            $  200,000      $       --
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Common Stock issued for:
          Conversion of debentures                             $6,780,000      $       --
          Acquisition of dental offices                            76,500              --

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities             $  149,777      $  365,263
          Notes payable                                            95,200              --

       Accounts receivable acquired through  acquisitions      $  255,000      $  179,920

       Other assets acquired through acquisitions              $       --      $   25,491

       Notes payable incurred from:
          Acquisition of dental offices                        $  300,000      $1,642,000
          Purchase and retirement of common stock                      --         110,822

    See accompanying notes to condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ended after December 15, 1997. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and replaces the "fully diluted earnings per share" calculation with "diluted earnings per share." The following tables present a reconciliation of basic and diluted income per share calculations.

The Company's share base and related earnings per share for the nine months ended September 30, 1997 as presented in the following table, differs from that previously reported in the Company's Prospectus dated February 11, 1998 for this same period due to the adoption of SFAS No. 128 which required retroactive restatement of prior period's earnings per share.


                                                                Quarter Ended September 30,
                                         --------------------------------------------------------------------------
                                                          1998                                  1997
                                         ----------------------------------      ----------------------------------

                                                                  Per Share                             Per Share
                                           Income        Shares     Amount       (Loss)        Shares     Amount
                                         ----------     --------  ----------     --------     ---------  --------
Basic EPS:
   Net income (loss) available
     to shares of common stock           $  383,550     6,685,759  $      .06    $ (30,941)    3,178,848  $ (.01)

Effect of dilutive shares of
   common stock from stock
   options and warrants                           -       152,408        -               -       331,107       -
                                         ----------     ---------  ----------    ---------     ---------  --------
Diluted earnings (loss) per share
  of common stock:
   Net income (loss) available
     to shares of common stock           $  383,550     6,838,167  $      .06    $ (30,941)    3,509,955  $ (.01)
                                         ==========     =========  ==========    ==========    =========  ========


                                                                 Nine Months Ended September 30,
                                              ---------------------------------------------------------------------
                                                            1998                               1997
                                              ---------------------------------   ---------------------------------
                                                                     Per Share                           Per Share
                                               Income      Shares      Amount      Income      Shares      Amount
                                              ---------   ---------   ---------   ---------   ---------   ---------
Basic EPS:
   Net income available to
     shares of common stock                   $995,294    6,106,389     $.16      $235,410    3,228,519     $.07

Effect of dilutive shares of
   common stock from stock
   options and warrants                             --      210,665       --           --       331,107       --
                                              --------    ---------     ----      --------    ---------     ----
Diluted earnings per share of
  common stock:
   Net income available to
     Shares of common stock                   $995,294    6,317,054     $.16      $235,410    3,559,626     $.07
                                              ========    =========     ====      ========    =========     ====

(3)    COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In the first three quarters of 1998 and 1997, there were no differences between net income and comprehensive income.

(4)    INITIAL PUBLIC OFFERING

On February 11, 1998, the Company completed an initial offering of its common stock to the public. The Company sold 1,833,816 shares with an additional 266,184 being sold by existing shareholders for a total of 2,100,000 shares registered on the Nasdaq National Market under the trading symbol "BDMS". The Company received net proceeds, after paying all offering costs, of approximately $10.4 million. Approximately $2 million and $0.6 million of the net proceeds were used to repay a bank term loan and revolving line of credit, respectively. An additional $1.3 million was used to repay a note issued in connection with the Gentle Dental Acquisition.

         Conversion of Debentures

In connection with the offering, 1,633,142 shares of common stock were issued to all debenture holders for the early conversion of the convertible subordinated debentures maturing in December 2001 and May 2001. In order to induce the conversion of these debentures, the Company paid six months of additional interest of $305,100 along with accrued interest of $171,238. Upon conversion of the debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of $288,286.

         Line of Credit

On February 11, 1998, concurrent with the completion of the public offering, the Company amended its revolving credit agreement with a bank, which increased the borrowing limit from $800,000 to $10,000,000 with interest being payable at LIBOR plus 2.25% maturing on February 11, 2001.

(5)    ACQUISITIONS AND DE-NOVOS

On February 27, 1998, the Company acquired all of the assets of a New Mexico partnership and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in common stock of the Company.

On April 27, 1998, the Company acquired all of the assets of three Colorado dental practices, two in the Denver metro area and one in Boulder for a total purchase price of $1,800,000. The Company also opened a de-novo practice in Colorado Springs, Colorado in April 1998 and a de-novo practice in Santa Fe, New Mexico in May 1998.

On July 15, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona for a total purchase price of $791,000. The consideration consisted of $791,000 payable in cash. The Company also opened a de-novo practice in Colorado Springs, Colorado in July 1998.

On August 14, 1998, the Company acquired all of the assets of a dental practice in Colorado Springs, Colorado for a total purchase price of $351,000. The consideration consisted of $351,000 payable in cash.

On September 18, 1998, the Company acquired all of the assets of a dental practice in Albuquerque, New Mexico for a total purchase price of $320,000. The consideration consisted of $120,000 payable in cash and a $200,000 note payable with a term of 36 months and an interest rate of 8%.

On September 28, 1998, the Company acquired all of the assets of a Colorado partnership and obtained certain rights to manage the practice for a total purchase price of $1,128,000. The consideration consisted of $855,000 payable in cash, $45,000 payable in common stock of the Company and the assumption of certain obligations in the amount of $228,000.

On September 29, 1998, the Company acquired all of the assets of a dental practice in Scottsdale, Arizona for a total purchase price of $704,400. The consideration consisted of $604,400 payable in cash and a $100,000 note payable with a term of 60 months and an interest rate of 8%.

On September 30, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona for a total purchase price of $295,000. The consideration consisted of $295,000 payable in cash.

(6)     RECENT ACCOUNTING PRONOUNCEMENTS

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP provides guidance on the reporting of start-up costs and organization costs and will require the Company to expense these costs (as defined by the SOP) as they are incurred. Initial application of this SOP will be reported as a cumulative effect of a change in accounting principal. When adopting this SOP, the Company will not be required to report the pro forma effects of retroactive application. The Company will adopt SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, in the first quarter of 1999.

(7)     SUBSEQUENT EVENTS

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's common stock on the open market on such terms, as the Board of Directors deems acceptable. As of November 12, 1998 the Company, in five separate transactions, has purchased 34,700 shares of its common stock for total consideration of $ 128,875 at prices ranging from $ 3.63 to $3.75 per share.

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

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company is currently engaged in a comprehensive project to upgrade its computer software to programs that will consistently and properly recognize the Year 2000. The Company utilizes off-the-shelf or third party production software and has recently purchased new hardware, software and software upgrades from vendors who have represented that these systems are Year 2000 compliant. The Company's expenditures and anticipated future expenditures for this remediation are expected to be less than $100,000. In addition, the Company is in the process of identifying non-information systems operation critical applications that have date-sensitive software or equipment that has time-sensitive embedded components. The Company expects to complete this assessment during the first quarter of 1999.

The Company may also be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company initiated formal communications with all of its significant insurance payors and vendors during the third quarter of 1998 with respect to the status of their Year 2000 compliance programs and has only begun to receive responses. However, there can be no assurance that these companies will achieve Year 2000 compliance or that their conversions to become Year 2000 compliant will be compatible with the Company's systems. The inability of the Company's significant vendors or insurance payors to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

The Company presently anticipates that it will complete its Year 2000 assessment by December 31, 1999. However there can be no assurance that the Company will be successful in implementing its Year 2000 plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company's to become Year 2000 compliant.

Although the Company expects its internal systems will be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during fiscal 1999.

GENERAL

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 1998 and 1997. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

OVERVIEW

The Company was formed in May 1995, and as of September 30, 1998, managed 47 Offices in Colorado, New Mexico and Arizona staffed by 60 full-time equivalent general dentists and 3 full-time equivalent specialists. The Company has acquired 41 Offices (three of which were consolidated into existing Offices) and opened nine de novo Offices. Of the 41 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists that practice at that Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of expansion into additional markets. The following table sets forth the increase in the number of Offices owned and managed by the Company during each of the periods indicated, including the number of de novo Offices and acquired Offices in each such period.


                                 1995(1)   1996(2)    1997     1998(3)
                                 -------   -------   -------   -------
Offices at beginning of period         0         4        18        34
De novo Offices                        0         5         1         3
Acquired Offices                       4         9        15        10
                                 -------   -------   -------   -------
Offices at end of period               4        18        34        47
                                 =======   =======   =======   =======

---------------
(1) From October 1, 1995 through December 31, 1995. The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.
(2) For 1996, does not include three practices that were acquired and consolidated with existing Offices.
(3)  From January 1, 1998 through September 30, 1998.

The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, and the 10 practices acquired in the first nine months of 1998, were $412,000, $4.4 million, $5.3 million, and $5.8 million, respectively. The average investment by the Company in each of its nine de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The eight de novo Offices opened between January 1996 and June 1998 began generating positive contribution from dental offices, on average, within three months of opening.

At September 30, 1998, the Company's total assets of $23.9 million included $14.0 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $19.3 million.

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

Under the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating on behalf of the P.C.s for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel, (viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating on behalf of the P.C.s with managed care organizations. The P.C. is responsible for, among other things (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, (iii) maintaining proper patient records, and (iv) cooperating in the obtaining of professional liability insurance. The Company has made, and may make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing with the Company the economic benefits or detriments associated with assets acquired by the P.C.s using such loans. Because the Company consolidates the financial statements of the P.C.s with its financial statements, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less (i) all compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under a Management Agreement, including (i) salaries, benefits and other direct costs of employees of the Company that work at the Office, including dental assistants, (ii) direct costs of all employees or consultants of the Company who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, the P.C. only for cause, which includes a material default by or bankruptcy of the Company, generally may terminate each Management Agreement.

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

The relative percentage of the Company's revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable terms in such contracts. In addition, the profitability of managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. Variations in the relative penetration and popularity of capitated managed dental care from market to market across the country, however, make it difficult to determine whether the Company's experience in new markets will be consistent with its experience in the Colorado, New Mexico and Arizona markets. The Company expects that the level of profitability of its operations in new markets entered through acquisition will vary depending in part on these factors and may not replicate or be comparable to the Company's results in the Colorado, New Mexico and Arizona markets.

RESULTS OF OPERATIONS

As a result of the continuing expansion of its business through acquisitions and the development of de novo Offices, and the Company's limited period of affiliation with these Offices, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

The Company has experienced significant growth in total dental group practice revenue, which increased from $4.5 million for the three months ended September 30, 1997 to $7.7 million for the three months ended September 30, 1998, an increase of 70.6%. The Company acquired six practices and opened one de novo Office during the period from July 1, 1998 to September 30, 1998 which, in the aggregate, contributed approximately $300,000 of the $3.2 million increase. Total dental group practice revenue for the 22 Offices which were in existence during both full quarters increased 9.6% from $4.1 million in the 1997 quarter to $4.5 million in the 1998 quarter and, therefore, contributed approximately $388,000 of the $3.2 million increase. The remainder of the increase in total dental group practice revenue of $2.5 million was attributable to the 15 practice acquisitions (including the Gentle Dental Acquisition) and the opening of three de novo Offices which took place between July 1, 1997 and June 30, 1998.

Total dental group practice revenue increased $10.0 million or 87.6% to $21.3 million for the nine-month period ended September 30, 1998 compared to $11.3 million for the nine-month period ended September 30, 1997. The Company acquired 10 practices and opened three de novo Offices during the period from January 1, 1998 to September 30, 1998, which, in the aggregate, contributed $2.1 million of the $10.0 million, increase. Total dental group practice revenue for the 18 Offices which were in existence during both full nine-month periods increased 13.5% from $9.6 million in the 1997 period to $10.8 million in the 1998 period and, therefore, contributed $1.2 million of the $10.0 million increase. The remainder of the increase of $6.7 million in total dental group practice revenues was generated from the 15 practice acquisitions (including the Gentle Dental Acquisition) and the opening of one de novo Office which took place between January 1, 1997 and December 31, 1997.

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's consolidated statements of operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document.

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------        --------------------
                                              1998         1997          1998          1997
                                             ------       ------        ------        ------
Net revenue                                  100.0%       100.0%        100.0%        100.0%

Direct expenses:
     Clinical salaries and benefits           37.4%        39.8%         37.1%         35.3%
     Dental supplies                           4.6%         7.1%          5.2%          8.8%
     Laboratory fees                           8.6%         9.1%          8.9%          9.2%
     Occupancy                                 9.0%         8.6%          8.5%          8.4%
     Advertising and marketing                 1.5%         2.1%          1.8%          3.3%
     Depreciation and amortization             5.3%         3.2%          4.9%          4.6%
     General and administrative               10.0%         7.9%          9.1%          7.2%

Contribution from dental offices              23.6%        22.3%         24.6%         23.2%

Corporate expenses:
     General and administrative               14.2%         8.5%         12.8%         10.2%
     Depreciation and amortization             0.7%         0.7%          0.7%           .8%
     Acquisition costs                          --          7.5%           --           2.9%
Operating income                               8.7%         5.5%         11.1%          9.3%
Interest income (expense), net                 0.2%        (6.4)%        (0.4)%        (6.4)%
Conversion inducement income (expense)          --           --          (1.9)%          --
Income (loss) before income taxes              8.9%        (0.9)%         8.8%          2.8%
Income tax benefit (expense)                   2.4%         0.0%          2.6%          0.1%
Net income (loss)                              6.6%        (0.9)%         6.2%          2.8%


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

Net revenue. Net revenue increased from approximately $3.4 million for the three months ended September 30, 1997 to approximately $5.9 million for the three months ended September 30, 1998, an increase of approximately $2.5 million, or 74.5%. The Company acquired six practices and opened one de novo Office during the period from July 1, 1998 to September 30, 1998, which contributed to approximately $231,000 of the increase. Net revenue at the 22 Offices which the Company managed and which were in existence for both full third quarters of 1997 and 1998 increased 9.6% or approximately $245,000 from $3.2 million in the third quarter of 1997 to $3.4 million in the third quarter of 1998. The remainder of the increase in net revenue of $2.0 million was attributable to 15 practice acquisitions and three de novo Office opening which occurred between July 1, 1997 and June 30, 1998.

Clinical salaries and benefits. Clinical salaries and benefits increased from approximately $1.3 million for the three months ended September 30, 1997 to approximately $2.2 million for the three months ended September 30, 1998, an increase of approximately $900,000 or 63.8%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits decreased from 39.8% for the three months ended September 30, 1997 to 37.4% for the three months ended September 30, 1998.

Dental supplies. Dental supplies increased from approximately $239,000 for the three months ended September 30, 1997 to approximately $271,000 for the three months ended September 30, 1998, an increase of approximately $32,000 or 13.4%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 7.1% during the three months ended September 30, 1997 to 4.6% during the three months ended September 30, 1998.

Laboratory fees. Laboratory fees increased from approximately $305,000 during the three months ended September 30, 1997 to approximately $501,000 during the three months ended September 30, 1998, an increase of approximately $196,000 or 64.1%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, laboratory fees decreased from 9.1% during the three months ended September 30, 1997 to 8.6% during the three months ended September 30, 1998.

Occupancy. Occupancy increased from approximately $287,000 during the three months ended September 30, 1997 to approximately $525,000 during the three months ended September 30, 1998, an increase of approximately $238,000 or 83.1%. This increase was due to the increased number of Offices. As a percentage of net revenue, occupancy expense increased from 8.6% during the three months ended September 30, 1997 to 9.0% during the three months ended September 30, 1998.

Advertising and marketing. Advertising and marketing increased from approximately $69,000 for the three months ended September 30, 1997 to approximately $87,000 for the three months ended September 30, 1998, an increase of approximately $18,000 or 26.8%. As a percentage of net revenue, advertising and marketing decreased from 2.1% during the three months ended September 30, 1997 to 1.5% during the three months ended September 30, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from approximately $106,000 for the three months ended September 30, 1997 to approximately $309,000 for the three months ended September 30, 1998, an increase of approximately $203,000 or 190.1%. This increase was due to the increased number of Offices. As a percentage of net revenue, depreciation and amortization increased from 3.2% for the three months ended September 30, 1997 to 5.3% for the three months ended September 30, 1998.

General and administrative. General and administrative, which is attributable to the Offices, increased from approximately $264,000 during the three months ended September 30, 1997 to approximately $587,000 during the three months ended September 30, 1998, an increase of approximately $323,000 or 122.5%. This increase was due to the increased number of Offices. As a percentage of net revenue, general and administrative expenses increased from 7.9% during the three months ended September 30, 1997 to 10.0% during the three months ended September 30, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from approximately $748,000 for the three months ended September 30, 1997 to approximately $1.4 million for the three months ended September 30, 1998, an increase of approximately $634,000 or 85.0%. As a percentage of net revenue, contribution from dental offices increased from 22.3% during the three months ended September 30, 1997 to 23.6% during the three months ended September 30, 1998.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from approximately $287,000 during the three months ended September 30, 1997 to approximately $832,000 during the three months ended September 30, 1998, an increase of approximately $545,000 or 190.1%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative increased from 8.5% during the three months ended September 30, 1997 to 14.2% during the three months ended September 30, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from approximately $24,000 for the three months ended September 30, 1997 to approximately $44,000 for the three months ended September 30, 1998, an increase of approximately $20,000 or 80.6%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. During the three months ended September 30, 1997 and 1998, corporate expenses - depreciation and amortization remained constant at 0.7% of net revenue.

Corporate expenses - acquisition costs. Corporate expenses - acquisition costs incurred during the three months ended September 30, 1997 are related to a one-time charge of approximately $252,000, which consisted of due diligence costs and audit fees in connection with a potential acquisition of a group of dental practices. As a result of this due diligence, the Company decided not to proceed with the acquisition. No such charge occurred during the three months ended September 30, 1998.

Operating income. As a result of the above, operating income increased from approximately $185,000 during the three months ended September 30, 1997 to approximately $508,000 during the three months ended September 30, 1998, an increase of approximately $323,000 or 174.8%. As a percentage of net revenue, operating income increased from 5.5% during the three months ended September 30, 1997 to 8.7% during the three months ended September 30, 1998.

Interest income (expense), net. The Company had net interest expense of approximately $216,000 for the three months ended September 30, 1997 and generated net interest income of approximately $14,000 for the three months ended September 30, 1998. This decrease in interest income (expense), net was primarily the result of the February 1998 conversion into common stock of the Company's $6.8 million principal amount 9.0% convertible debentures in conjunction with the initial public offering of the Company's Common Stock and the repayment of approximately $3.9 million of bank debt and seller notes with the proceeds from the Company's initial public offering.

Net income (loss). As a result of the above, net income increased from a net loss of approximately $31,000 for the three months ended September 30, 1997 to net income of approximately $384,000 for the three months ended September 30, 1998, an increase of approximately $415,000. Net income for the three months ended September 30, 1998 was net of income taxes of approximately $139,000, and the net loss for the comparable period in 1997 had no income tax expense. As a percentage of net revenue, net income increased from -0.9% for the three months ended September 30, 1997 to 6.6% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

Net revenue. Net revenue increased from approximately $8.6 million for the nine months ended September 30, 1997 to approximately $16.1 million for the nine months ended September 30, 1998, an increase of approximately $7.5 million, or 87.8%. The Company acquired 10 practices and opened three de novo Offices during the period from January 1, 1998 to September 30, 1998, which contributed approximately $1.4 million of the increase. Net revenue at the 18 Offices which the Company managed and which were in existence during both full nine-month periods of 1997 and 1998 increased 15.9% or approximately $1.1 million from approximately $7.3 million for the nine months ended September 30, 1997 to approximately $8.4 million for the nine months ended September 30, 1998. The remainder of the increase in net revenue of approximately $5.0 million was attributable to 15 practice acquisitions and one de novo Office opening which occurred between January 1, 1997 and December 31, 1997.

Clinical salaries and benefits. Clinical salaries and benefits increased from approximately $3.0 million for the nine months ended September 30, 1997 to approximately $6.0 million for the nine months ended September 30, 1998, an increase of approximately $3.0 million or 97.2%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 35.3% in the nine months ended September 30, 1997 to 37.1% in the nine months ended September 30, 1998.

Dental supplies. Dental supplies increased from approximately $752,000 for the nine months ended September 30, 1997 to approximately $833,000 for the nine months ended September 30, 1998, an increase of approximately $81,000 or 10.9%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 8.8% during the nine months ended September 30, 1997 to 5.2% during the nine months ended September 30, 1998.

Laboratory fees. Laboratory fees increased from approximately $794,000 during the nine months ended September 30, 1997 to approximately $1.4 million during the nine months ended September 30, 1998, an increase of approximately $606,000 or 80.4%. This increase was due to the increased total dental group practice revenue generated at the Offices. As a percentage of net revenue, laboratory fees decreased from 9.2% during the nine months ended September 30, 1997 to 8.9% during the nine months ended September 30, 1998.

Occupancy. Occupancy increased from approximately $719,000 during the nine months ended September 30, 1997 to approximately $1.4 million during the nine months ended September 30, 1998, an increase of approximately $681,000 or 90.1%. This increase was due to the increased number of Offices. As a percentage of net revenue, occupancy expense increased from 8.4% during the nine months ended September 30, 1997 to 8.5% during the nine months ended September 30, 1998.

Advertising and marketing. Advertising and marketing increased from approximately $286,000 for the nine months ended September 30, 1997 to approximately $292,000 for the nine months ended September 30, 1998, an increase of approximately $6,000 or 2.0%. As a percentage of net revenue, advertising and marketing decreased from 3.3% during the nine months ended September 30, 1997 to 1.8% during the nine months ended September 30, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from approximately $392,000 for the nine months ended September 30, 1997 to approximately $784,000 for the nine months ended September 30, 1998, an increase of approximately $392,000 or 100.2%. This increase was due to the increased number of Offices. As a percentage of net revenue, depreciation and amortization increased from 4.6% for the nine months ended September 30, 1997 to 4.9% for the nine months ended September 30, 1998.

General and administrative. General and administrative, which is attributable to the Offices, increased from approximately $616,000 during the nine months ended September 30, 1997 to approximately $1.5 million during the nine months ended September 30, 1998, an increase of approximately $884,000 or 137.2%. This increase was due to the increased number of Offices. As a percentage of net revenue, general and administrative expenses increased from 7.2% during the nine months ended September 30, 1997 to 9.1% during the nine months ended September 30, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from approximately $2.0 million for the nine months ended September 30, 1997 to approximately $4.0 million for the nine months ended September 30, 1998, an increase of approximately $2.0 million or 99.0%. As a percentage of net revenue, contribution from dental offices increased from 23.2% during the nine months ended September 30, 1997 to 24.6% during the nine months ended September 30, 1998.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from approximately $875,000 during the nine months ended September 30, 1997 to approximately $2.1 million during the nine months ended September 30, 1998, an increase of approximately $1.2 million or 136.3%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative increased from 10.2% during the nine months ended September 30, 1997 to 12.8% during the nine months ended September 30, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from approximately $71,000 in the nine months ended September 30, 1997 to approximately $112,000 in the nine months ended September 30, 1998, an increase of approximately $41,000 or 58.9%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased from 0.8% during the nine months ended September 30, 1997 to 0.7% during the nine months ended September 30, 1998.

Corporate expenses - acquisition costs. Corporate expenses - acquisition costs incurred during the nine months ended September 30, 1997 are related to a one-time charge of approximately $252,000, which consisted of due diligence costs and audit fees in connection with a potential acquisition of a group of dental practices. As a result of this due diligence, the Company decided not to proceed with the acquisition. No such charge occurred during the nine months ended September 30, 1998.

Operating income. As a result of the above, operating income increased from approximately $800,000 during the nine months ended September 30, 1997 to approximately $1.8 million during the nine months ended September 30, 1998, an increase of approximately $1.0 million or 124.7%. As a percentage of net revenue, operating income increased from 9.3% during the nine months ended September 30, 1997 to 11.1% during the nine months ended September 30, 1998.

Interest income (expense), net. Interest expense, net decreased from approximately $554,000 for the nine months ended September 30, 1997 to approximately $57,000 for the nine months ended September 30, 1998, a decrease of approximately $497,000 or 89.6%. This decrease was primarily the result of the February 1998 conversion into Common Stock of the Company's $6.8 million principal amount 9.0% convertible debentures in conjunction with the initial public offering of the Company's Common Stock and the repayment of approximately $3.9 million of bank debt and seller notes with proceeds from the Company's initial public offering. As a percentage of net revenue, interest expense, net decreased from 6.4% for the nine months ended September 30, 1997 to 0.4% for the nine months ended September 30, 1998.

Conversion inducement income (expense). During the nine months ended September 30, 1998, the Company incurred a one-time charge of approximately $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

Net income. As a result of the above, net income increased from approximately $235,000 for the nine months ended September 30, 1997 to approximately $995,000 for the nine months ended September 30, 1998, an increase of approximately $760,000 or 322.8%. Net income in 1998 was net of income taxes of approximately $427,000, and net income in the comparable period in 1997 was net of income taxes of approximately $5,000. As a percentage of net revenue, net income increased from 2.8% for the nine months ended September 30, 1997 to 6.2% for the nine months ended September 30, 1998. Without the one-time conversion inducement expense of approximately $305,000, net income would have been approximately $1.2 million or 7.5% of net revenue.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and the initial public offering of Common Stock.

Net cash provided by operating activities was approximately $1.7 million and $1.3 million for the nine month periods ended September 30, 1997 and 1998, respectively. Net cash provided by operating activities during the 1998 period, after adding back non-cash items, consisted primarily of an increase in accounts receivable of approximately $1.2 million, an increase in prepaid expenses and other assets of approximately $380,000, an increase in accounts payable and accrued expenses of approximately $371,000 and an increase in income taxes payable of approximately $227,000. During the nine months ended September 30, 1998, net income contributed approximately $995,000 to net cash provided by operating activities for the period.

Net cash used in investing activities was approximately $3.7 million and $7.9 million for the nine month periods ended September 30, 1997 and 1998, respectively. During the nine month period ended September 30, 1998, approximately $5.8 million was utilized for acquisitions and approximately $2.1 million was invested in the purchase of additional property and equipment, including approximately $693,000 for the de novo Offices. For the nine months ended September 30, 1997, approximately $3.4 million was utilized for acquisitions and approximately $622,000 was invested in the purchase of additional property and equipment.

Net cash provided by financing activities was approximately $1.6 million and $7.3 million for the nine month periods ended September 30, 1997 and 1998, respectively. During the nine month period ended September 30, 1998, net cash provided by financing activities was comprised of approximately $11.5 million of net proceeds from the initial public offering of the Company's Common Stock, net borrowings under the Company's line of credit of approximately $368,000, net proceeds from the issuance of notes payable of approximately $300,000 and the exercise of common stock options in the amount of approximately $47,000. These amounts were partially offset by approximately $3.8 million used for the repayment of a bank line of credit and a note issued in connection with the September 1997 acquisition of nine dental practices operated under the name Gentle Dental (the "Gentle Dental Acquisition"), approximately $1.1 million for costs associated with the public offering and approximately $28,000 used for the payment of debenture issuance and other financing costs. Net cash provided by financing activities for the nine months ended September 30, 1997 was approximately $1.6 million. This was comprised of approximately $2.0 million from the issuance of notes payable, approximately $225,000 from the private sale of convertible subordinated debentures and approximately $250,000 of proceeds from a bank line of credit. These amounts were partially offset by approximately $466,000 for costs associated with the public offering, approximately $179,000 for the repayment of long-term debt, approximately $219,000 for the purchase and retirement of Common Stock and approximately $17,000 used for the payment of debenture issuance and other financing costs.

Under the Company's Credit Facility, during its three-year term, the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At September 30, 1998, the Company had approximately $623,000 outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

At September 30, 1998, the Company had outstanding indebtedness of approximately $725,000 represented by bank debt assumed and notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 7.0% to 14.0% and capital lease obligations. The Company's material commitments for capital expenditures total approximately $2.2 million, consisting of approximately $550,000 for the expansion of four Offices, approximately $200,000 for each of eight de novo Office developments, and approximately $44,000 for a technology upgrade for the Company's information system. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated earnings as of September 30, 1998 were approximately $535,000, and the Company had working capital on that date of approximately $1.5 million.

On February 17, 1998, the Company completed a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $10.4 million. At September 30, 1998, the Company has fully expended the proceeds from the initial public offering. Approximately $2.6 million of the net proceeds was used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. The Company expended approximately $5.8 million during the nine-month period ended September 30, 1998 to acquire 10 dental practices. In February 1998, the Company acquired a dental practice in Albuquerque, New Mexico; in April 1998, the Company acquired two dental practices in Denver, Colorado and one dental practice in Boulder, Colorado; in July 1998, the Company acquired a dental practice in Phoenix, Arizona; in August 1998, the Company acquired a dental practice in Colorado Springs, Colorado; and in September 1998, the Company acquired one dental practice in Albuquerque, New Mexico, one dental practice in Denver, Colorado, one dental practice in Phoenix, Arizona and one dental practice in Scottsdale , Arizona. In addition, the Company opened three de novo practices during this same period. In April 1998, the Company opened a practice in Colorado Springs, Colorado; in May 1998, the Company opened a practice in Santa Fe, New Mexico; and in July 1998, the Company opened another practice in Colorado Springs, Colorado. The remaining proceeds from the initial public offering along with internally generated cash flow was used by the Company to acquire approximately $1.4 million of leasehold improvements, dental equipment, furniture and fixtures and computer equipment. The Company believes cash generated from operations and borrowings under its Credit Facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term or identifies and completes future acquisitions more quickly than it currently anticipates, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the nine month period ended September 30, 1998, participants in the Birner Dental Management Services, Inc. 1995 Employee Stock Option Plan exercised options to purchase an aggregate of 10,179 shares of Common Stock at a weighted average exercise price of $3.41 per share and participants in the Birner Dental Management Services, Inc. 1995 Stock Option Plan for Managed Dental Centers exercised options to purchase an aggregate of 4,677 shares of Common Stock at a weighted average exercise price of $2.72 per share. In addition, during the nine month period ended September 30, 1998, the Company issued an aggregate of 15,840 shares of Common Stock at a weighted average exercise price of $4.83 per share as part of the purchase price for two acquisitions. Each of these issuances of Common Stock was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 because they did not involve any public offering.


(d) The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 11, 1998. As of September 30, 1998, the Company has fully expended the proceeds from its initial public offering. During the nine months ended September 30, 1998, approximately $2.6 million of the net proceeds was used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. In addition, the Company expended approximately $5.8 million during the same period to acquire 10 dental practices located in Colorado, New Mexico and Arizona. The Company also opened three de novo practices during the same period in Colorado and New Mexico. The remaining proceeds from the initial public offering along with internally generated cash flow was used by the Company to acquire approximately $1.4 million of leasehold improvements, dental equipment, furniture and fixtures and computer equipment.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------      -----------------------

10.32 Third Amendment to Loan Documents dated September 30, 1998 between the Registrant and Key Bank of Colorado.

27.1         Financial Data Schedule.


(b) Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             ---------------------------------------
                             a Colorado corporation


Date:  November 13, 1998     By:  /s/ Frederic W.J. Birner
                                ----------------------------
                             Name:   Frederic W.J. Birner
                             Title:  Chairman of the Board, Chief Executive
                                     Officer and Director
                                     (Principal Executive Officer)


Date:  November 13, 1998     By:  /s/ Dennis N. Genty
                                ------------------------
                             Name:    Dennis N. Genty
                             Title:   Chief Financial Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------      -----------------------

10.32 Third Amendment to Loan Documents dated September 30, 1998 between the Registrant and Key Bank of Colorado.

27.1         Financial Data Schedule.