Form 10-K
period 1998-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1999-03-31
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended                 December 31, 1998
                                   --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                     to
                                       --------------------   -----------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  COLORADO                                     84-1307044
------------------------------------------------            -------------------
(State or other jurisdiction of incorporation or              (IRS Employer
                 organization)                              Identification No.)

 3801 EAST FLORIDA AVENUE, SUITE 508
           DENVER, COLORADO                                           80210
----------------------------------------                           -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:  (303) 691-0680
                                --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
-------------------------------      -------------------------------------------
             None.                                    None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held as of March 22, 1999 by non-affiliates of the Registrant was $14,200,076. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 4,207,430 shares of voting stock are held by non-affiliates. As of March 22, 1999, the Registrant had 6,265,812 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about May 27, 1999.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K ("Annual Report") of Birner Dental Management Services, Inc. (the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Items 1. and 2., "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental practices, the ability of the Company to manage effectively an increasing number of dental practices, the general economy of the United States and the specific markets in which the Company's dental practices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents


Part      Item(s)                                                                                   Page

I.        1 and 2.    Business and Properties                                                       4
                          General                                                                   4
                          Dental Services Industry                                                  4
                          The Company Strategy                                                      5
                          Expansion Program                                                         5
                          The Company Dentist Philosophy                                            7
                          Operations                                                                8
                          Affiliation Model                                                        12
                          Competition                                                              14
                          Government Regulation                                                    14
                          Insurance                                                                17
                          Trademark                                                                17
                          Facilities and Employees                                                 17
          3.          Legal Proceedings                                                            17
          4.          Submission of Matters to a Vote of Security Holders                          17
II.       5.          Market for Registrant's Common Equity and Related Stockholder Matters        18
          6.          Selected Financial Data                                                      20
          7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                   21
          7A.         Quantitative and Qualitative Disclosures About Market Risk                   35
          8.          Financial Statements and Supplementary Data                                  36
          9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                   59
III.      10.         Directors and Executive Officers of the Registrant                           59
          11.         Executive Compensation                                                       59
          12.         Security Ownership of Certain Beneficial Owners and Management               59
          13.         Certain Relationships and Related Transactions                               59
IV.       14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K             60

                                     PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES.

GENERAL

Birner Dental Management Services, Inc. (the "Company") acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 41 dental practices ("Offices") in Colorado (as of March 31, 1999) and seven Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company and its dental practice management model, which was developed by the Company's President, Mark Birner, D.D.S., provide a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company increasingly offers specialty dental services through affiliated specialists. The Company currently manages 51 Offices, of which 39 were acquired and 12 were developed internally ("de novo Offices"). The success of the Company's dental practice network in Colorado has led to its expansion into New Mexico and Arizona and its evaluation of additional markets.

DENTAL SERVICES INDUSTRY

According to the U.S. Health Care Financing Administration ("HCFA"), dental expenditures in the U.S. increased from $31.6 billion in 1990 to $50.6 billion in 1997. HCFA also projects that dental expenditures will reach approximately $95.2 billion by 2007, representing an increase of approximately 88% over 1997 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

The dental services industry is undergoing rapid change throughout the United States. Although total expenditures for dental care services in the United States have grown, the industry is highly fragmented. According to the American Dental Association, in 1995 there were more than 153,000 active dentists in the United States, of which approximately 92% practiced either alone or with one other dentist. Dental services typically are offered by local providers, primarily solo practitioners or small groups of general dentists or specialists, practicing at a single location.

Traditionally, most dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans. More recently, factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services. These third-party payment arrangements include indemnity insurance, preferred provider plans and capitated managed dental care plans. Current market trends, including the rise of third-party payment arrangements, have contributed to the increased consolidation of practices in the dental services industry and to the formation of dental practice management companies. According to the National Association of Dental Plans, in 1995 approximately 125 million persons, or approximately 50% of all persons in the U.S., were covered by some form of third-party dental care plan. The remaining 125 million, or 50% of all persons in the U.S., were not covered by any third-party plan. The Company believes that the percentage of people covered by third-party payment arrangements will continue to increase due in part to the popularity of such arrangements.

The Company believes that the fragmented dental services industry will increasingly consolidate due to (i) the shift to third-party reimbursement and the advantages enjoyed by larger group practices in negotiating with third-party payors, (ii) the economies of scale for cost-effective management of patient care, (iii) the desire to capture revenues from higher-margin specialty procedures, which would otherwise be referred to non-affiliated specialists,
(iv) the need for access to the capital resources necessary to acquire and maintain state-of-the-art dental equipment, clinical facilities and management information systems, and (v) the growing importance of sophisticated marketing programs directed toward patients and third-party payors.

THE COMPANY STRATEGY

The Company's objective is to be the leading dental practice management company in the markets it serves. The key elements of the Company's strategy include:

Develop and Operate Geographically Dense Dental Practice Networks. Management believes that clustering its Offices allows the Company to implement other key elements of its strategy, which maximize revenue and operating performance. With 41 Offices in the Colorado market, seven Offices in the New Mexico market and three Offices in the Arizona market, the Company has built and is building successful, geographically dense dental practice networks. The Company only intends to enter markets which will support such networks.

Capitalize on Flexible Growth Strategy. Once the Company has identified an attractive market, it can enter that market and subsequently increase the density of its dental practice network through multiple methods. The Company has demonstrated its ability to acquire large group practices, to acquire solo and small group practices, and to develop de novo Offices. The Company believes its experience in acquiring solo and small group practices will become increasingly important, as the majority of all dentists practice either alone or with one other dentist. The Company believes its experience with multiple expansion methods, including the development of de novo Offices, allows it to capitalize on the opportunities presented by the current marketplace and represents a significant competitive advantage.

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

Capture Specialty Service Revenue. By operating geographically dense networks, the Company can effectively utilize affiliated specialists. As the Company achieves density in a market, it offers a complete range of specialty services to its patients. This enables the Company to capture revenue from specialty services that would otherwise be lost to non-affiliated providers. Specialty services typically are provided on a fee-for-service basis and generally yield a higher margin than general dentistry services.

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

EXPANSION PROGRAM

OVERVIEW

Since its formation in May 1995, the Company has acquired 42 practices (including one in February 1999), including three practices that have been consolidated into existing Offices. Of those acquired practices (including the three practices consolidated with existing Offices), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been of solo dental practices. The Company also has developed 12 de novo Offices. As a result of the application of multiple expansion methods, the Company is not dependent on any particular expansion strategy and can capitalize on the opportunities presented by the current marketplace.

The following table sets forth the increase in the number of Offices managed by the Company from 1995 through March 31, 1999, including the number of de novo Offices and acquired Offices in each such year:

                                     1995(1)    1996      1997      1998         1999(2)
                                     -------   -------   -------   -------      -------
Offices at beginning of the period         0         4        18        34           49
De novo Offices                            0         5         1         5            1
Acquired Offices (3)                       4         9        15        10            1
                                     -------   -------   -------   -------      -------
Offices at end of the period               4        18        34        49           51
                                     =======   =======   =======   =======      =======

--------------------

(1)   From October 1, 1995 through December 31, 1995.

(2)   From January 1, 1999 through March 31, 1999.

(3) Acquired Offices for the year ended December 31, 1996 does not include three practices that were acquired and consolidated with existing Offices.

ACQUISITION STRATEGY

Prior to entering a new market, the Company considers the population, demographics, market potential, competitive and regulatory environment, supply of available dentists, needs of managed care plans or other large payors and general economic conditions within the market. Once the Company has established a presence in a new market, the Company seeks to rapidly increase its density in that market by making further acquisitions and by developing de novo Offices. The Company identifies potential acquisition candidates through a variety of means, including selected inquiries of dentists by the Company, direct inquiries by dentists, referrals from other dentists, participation in professional conferences and referrals from practice brokers. The Company seeks to identify and acquire dental practices for which the Company believes application of its dental practice management model will improve revenue and operating performance.

RECENT ACQUISITIONS

COLORADO ACQUISITIONS. During 1998, the Company acquired a group of three practices in Colorado, two in the Denver metro area and one in Boulder. The Company also acquired a partnership in the Denver metro area and a solo practice in Colorado Springs in 1998. In addition to these acquisitions, the Company opened two de novo Offices in Colorado Springs in 1998. During the first three months of 1999, the Company acquired one dental practice in the Denver metro area and opened one de novo Office in Colorado Springs. The Company is currently committed to open three additional de novo Offices in the Colorado market during the remainder of 1999.

NEW MEXICO ACQUISITIONS. The Company identified New Mexico as an attractive new market for the implementation of its dental practice management model based on favorable demographics, the relative low penetration of managed care, and the absence of a dominant dental practice network. In 1998 the Company acquired two dental practices in Albuquerque and developed one de novo Office in Santa Fe. The Company will seek to increase its density further in this market through the acquisition of additional practices and through the development of additional de novo Offices. The Company is currently committed to open one de novo Office in the New Mexico market during 1999.

ARIZONA ACQUISITIONS. The Company also identified Arizona as an attractive new market for the implementation of its dental practice management model based upon the same factors identified in the New Mexico market. In 1998 the Company acquired three dental practices in Arizona, one in Phoenix and two in Scottsdale. The Company will seek to increase its density further in this market through the acquisition of additional practices and through the development of de novo Offices. The Company is currently committed to open four de novo
Offices in the Arizona market during 1999.

DE NOVO OFFICE DEVELOPMENTS

One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Six of the Company's eight Colorado Springs Offices, four of the Company's 33 Denver metro area and Northern Colorado Offices, one of the Company's six Albuquerque Offices and the Office in Santa Fe were de novo developments. The Company generally locates de novo Offices in areas where there is significant population growth. All of the Company's current de novo Offices are located in supermarket-anchored shopping centers. The Company seeks prime retail locations for its de novo Offices, generally located in high-growth suburban areas. These locations provide high visibility for the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

The average investment by the Company in each of its 12 de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the initial operations. Eight of the Company's de novo Offices, which opened between January 1996 and May 1998, began generating positive contribution from dental offices, on average, within three months of opening. The Company's four remaining de novo Offices, which have been open an average of three months, have not generated positive contribution from dental offices as of the date of this Annual Report. From time to time, the Company has been able to negotiate favorable managed care contracts to facilitate the development of a de novo Office and reduce the period of time it takes for a de novo Office to become profitable.

THE COMPANY DENTIST PHILOSOPHY

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists are given an economic incentive to improve the operating performance of their Offices, in the form of a bonus based upon the operating performance of the Office. In addition, each managing dentist is typically granted stock options in the Company that ordinarily vest over a three-to-five year period.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Associate dentists are typically recent graduates from residency programs, and usually spend up to two years working with a managing dentist. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist. During 1998, the Company added five associate dentists at five Offices and promoted eight associate dentists to managing dentists.

OPERATIONS

LOCATION OF OFFICES

A map of Colorado, New Mexico and Arizona which identifies acquired and de novo Offices in each city where the Company operates is presented here as a visual reference for the reader.

EXISTING OFFICES

The Company currently manages a total of 51 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

                                                                                        DATE ACQUIRED/    SPECIALTY
         OFFICE NAME                               OFFICE ADDRESS                        DEVELOPED*       SERVICES
         -----------                               --------------                        ----------       --------
COLORADO
   BOULDER
     Perfect Teeth/Boulder                   4155 Darley, #F                          September 1997
     Perfect Teeth/Folsom                    1840 Folsom, Suite 302                   April 1998
   CASTLE ROCK
     Perfect Teeth/Castle Rock               390 South Wilcox, Unit D                 October 1995            1
   COLORADO SPRINGS
     Perfect Teeth/Austin Bluffs             4114 Austin Bluffs Parkway, #1604        January 1996*
     Perfect Teeth/Cheyenne Meadows          827 Cheyenne Meadows Road                June 1998*
     Perfect Teeth/Garden of the Gods        4329 Centennial Boulevard                July 1996*              2
     Perfect Teeth/South 8th Street          1050 South Eighth Street                 August 1998
     Perfect Teeth/Uintah Gardens            1768 West Uintah Street                  May 1996*               1
     Perfect Teeth/Union & Academy           5140 North Union                         September 1997
     Perfect Teeth/Woodman Valley            6914 North Academy Boulevard, Unit 1B    April 1998*
     Perfect Teeth/Powers                    5929 Constitution Avenue                 March 1999*
   DENVER
     Perfect Teeth/64th and Ward             12650 West 64th Avenue, Unit J           January 1996*
     Perfect Teeth/88th and Wadsworth        8749 Wadsworth Boulevard                 September 1997         2,3
     Perfect Teeth/Arapahoe                  7600 East Arapahoe Road, #311            October 1995            1
     Perfect Teeth/Bowmar                    5151 South Federal Boulevard, #G-2       October 1995            1
     Perfect Teeth/Buckley and Mississippi   4321 South Buckley Road                  September 1997
     Perfect Teeth/Central Denver            1633 Fillmore Street, Suite 200          May 1996                1
     Perfect Teeth/East 104th Avenue         2200 East 104th Avenue, #112             May 1996                1
     Perfect Teeth/East Cornell              12200 East Cornell Avenue, # E           August 1996
     Perfect Teeth/East Iliff                16723 East Iliff Avenue                  May 1997
     Perfect Teeth/Glendale Dental           4521 East Virginia Avenue                February 1999
     Perfect Teeth/Green Mountain            13035 West Alameda Parkway               December 1998*
     Perfect Teeth/Ken Caryl                 7660 South Pierce                        September 1997
     Perfect Teeth/Leetsdale                 7150 Leetsdale Drive, #110A              March 1996*
     Perfect Teeth/Mississippi               11175 East Mississippi Avenue, #110      September 1998
     Perfect Teeth/Monaco and Evans          2121 South Oneida, Suite 321             November 1995          2,3
     Perfect Teeth/North Sheridan            11550 North Sheridan, #101               May 1996                1
     Perfect Teeth/Parker                    11005 South Parker Road                  December 1998*
     Perfect Teeth/Sheridan and 64th Avenue  5169 West 64th Avenue                    May 1996
     Perfect Teeth/South Broadway            6767 South Broadway, Unit 10             April 1998
     Perfect Teeth/South Galena              3480 South Galena Street                 May 1996                1
     Perfect Teeth/South Holly Street        8211 South Holly Street                  September 1997
     Perfect Teeth/Speer                     700 East Speer Boulevard                 February 1997
     Perfect Teeth/West 38th Avenue          7760 West 38th Avenue, #200              May 1996                1
     Perfect Teeth/West 120th Avenue         6650 West 120th Avenue, A-6              September 1997
     Perfect Teeth/West Jewell               8064 West Jewell                         April 1998
     Perfect Teeth/Yale                      7515 West Yale Avenue, Suite A           April 1997             1,2
   FORT COLLINS
     Perfect Teeth/South Fort Collins        1355 Riverside Avenue, Unit D            May 1996                3
   GREELEY
     Perfect Teeth/Greeley                   902 14th Street                          September 1997
   LONGMONT
     Perfect Teeth/Longmont                  641 Ken Pratt Boulevard                  September 1997
   LOVELAND
     Perfect Teeth/ Loveland                 3400 West Eisenhower Boulevard           September 1996
NEW MEXICO
   ALBUQUERQUE
     Perfect Teeth/Alice                     5909 Alice NE                            February 1998
     Perfect Teeth/Candelaria                6101 Candelaria NE                       April 1997
     Perfect Teeth/Cubero Drive              5900 Cubero Drive NE, Suite E            September 1998
     Perfect Teeth/Four Hills                13140-E Central Avenue, SE               August 1997*
     Perfect Teeth/Fourth Street             5721 Fourth Street NW                    August 1997
     Perfect Teeth/Wyoming and Candelaria    8501 Candelaria NE, Suite D3             August 1997
    SANTA FE
     Perfect Teeth/Plaza Del Sol             720 St. Michael Drive, Suite O           May 1998*
ARIZONA
    SCOTTSDALE
     Perfect Teeth/Bell Road and 64th Street 6345 East Bell Road, Suite 1             July 1998               1
     Perfect Teeth/Shea and 90th Street      9393 North 90th Street, Suite 207        September 1998
    PHOENIX
     Perfect Teeth/Thomas and 15th Avenue    3614 North 15th Avenue, Suite B          September 1998

(Footnotes are on the following page)

---------------------

(1)      Orthodontics
(2)      Periodontics
(3)      Oral Surgery

The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. Currently, all of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 16 treatment rooms and range in size from 1,200 square feet to 7,400 square feet.

PATIENT SERVICES

The Company seeks to develop long-term relationships with patients. A comprehensive exam and evaluation is conducted during a patient's first visit. Through patient education and other on-going relationship building, the patients develop an awareness of the benefits of a comprehensive, long-term dental care plan. The Company believes that it will retain these patients longer, and that these patients will have a higher utilization of the Company's dental services including specialty, elective, and cosmetic services.

Dentists practicing at the Offices provide comprehensive general dentistry services, including full coverage crowns and bridges, fillings (including state-of-the-art gold, porcelain and composites inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. At most of the Offices, the patient is offered specialty dental services, such as orthodontics, oral surgery and periodontics, which are offered at certain of the Company's Offices, as indicated on the table above. These services are provided by affiliated specialists who rotate through several offices in certain of the Company's existing markets. The addition of specialty services is a key component of the Company's strategy, as it enables the Company to capture revenue from typically higher margin services that would otherwise be referred to non-affiliated providers. In addition, by offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of professionals and facilities.

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

Recruiting of Dentists. The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers both recently graduated dentists and more experienced dentists advantages over a solo or smaller group practice, including relief from the burden of administrative responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists affiliated with the Company also include a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, payment of professional membership fees and malpractice insurance, and, for affiliated specialists, the Company believes this affiliation offers a steadier stream of referrals. The Company's effort to recruit managing dentists is primarily focused on dentists with three or more years of practice experience. The Company typically recruits associate dentists graduating from residency programs. It has been the Company's experience, that many dentists in the early stages of their careers have incurred substantial student loans. As a result, they face significant financial constraints in starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry.

The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's professional training staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocol, and third-party payment arrangements. Employment with the Company begins with five days of formal training and, on an ongoing basis, the Company encourages these employees to attend continuing education seminars as a supplement to the Company's formalized training program. In addition, Company field representatives meet weekly with the Company's administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and the on-going meetings with employees have contributed to an improvement in the operations at its Offices.

Proprietary Patient Scheduling. The Company has developed a proprietary patient scheduling system, which was designed by its President, Mark Birner, D.D.S., to maximize Office and personnel utilization and profitability while providing timely, high-quality care to the patients. The Company's scheduling system is designed to control the revenue mix by balancing fee-for-service and capitated managed dental care patients.

Staffing Model. The Company's staffing model attempts to maximize Office profitability by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to four dentists, two to six dental assistants, one to three hygienists, one to two hygiene assistants and two to four front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of seven field representatives in Colorado, one field representative in New Mexico and one field representative in Arizona. These field representatives, who are each responsible for up to eight Offices, oversee operations, development of non-dental employees and work to implement the Company's dental practice management model to maximize revenues and profitability.

Management Information Systems. All of the Offices have the same management information system, which allows the Company to receive uniform data that can be analyzed easily in order to measure and improve Office operating performance. As part of its acquisition integration process, the Company converts the acquired Offices to its management information system as soon as practicable. The Company's current system enables it to maintain on-line contact with each of its Offices and allows the Company to monitor the Offices by obtaining real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections. The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve Office performance.

Advertising and Marketing. The Company seeks to increase patient volume at its Offices through television, radio, print advertising and other marketing techniques. The Company's advertising efforts are primarily aimed at increasing its fee-for-service business and emphasize the high-quality care provided as well as the timely individualized attention received from the Company's affiliated dentists.

Quality Assurance. The Company has designed and implemented a quality assurance program for dental personnel, which includes a thorough background check and a formal training program prior to patient contact. Quarterly site visits to the Offices and monthly dentist meetings help reinforce elements of the Company's quality assurance program. Each affiliated dentist is a graduate of an accredited dental program, and state licensing authorities require dentists to undergo annual training. The dentists and hygienists practicing at the Offices obtain a portion of their required continuing education through the Company's internal training programs.

Purchasing/Vendor Relationships. The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers to reduce per unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. This system of centralized buying and distribution on an as-needed basis limits storage of unused inventory and supplies at the Offices.

PAYOR MIX

The Company's payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured patients. The Company seeks to optimize the revenue mix at each Office between fee-for-service business and capitated managed care plans, taking into account the local dental market. While fee-for-service business generally is more profitable than capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. Consequently, the Company seeks to supplement its fee-for-service business with revenue derived from contracts with capitated managed dental care plans. The Company negotiates the managed care contracts on behalf of the professional corporations that operate the Offices (the "P.C.s"), although the P.C.s enter into the contracts with the various managed care plans. Managed care relationships also provide increased co-payment revenue, referrals of additional fee-for-service patients and opportunities for dentists practicing at the Offices to educate patients about the benefits of elective dental procedures that may not be covered by the patients' capitated managed dental care plans.

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

Capitated managed dental care plans typically pay participating dental group practices a fixed monthly amount for each plan member covered for a specified schedule of services regardless of the quantity or cost of such services. This arrangement shifts the risk and reward of utilization and efficiency to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements with the P.C.s for all aspects of the operation of the dental practices (other than the provision of dental care) and thus bears all costs of the P.C.s associated with operating the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, members of capitated managed dental care plans may pay the P.C.s additional amounts as supplemental payments for more complex procedures. The relative size of capitation payments and co-payments varies in accordance with the level of benefits provided and plan design.

During the three years ended December 31, 1998, the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue: Prudential Dental Maintenance Organization, Inc. was responsible for 9.3%, 11.5% and 13.7%, respectively, PacifiCare of Colorado, Inc. was responsible for 9.3%, 13.4% and 10.0%, respectively, and CIGNA Dental Health was responsible for 10.6%, 11.5% and 6.1%, respectively.

AFFILIATION MODEL

RELATIONSHIP WITH P.C.S

Each Office is operated by a P.C., which employs or contracts with the dentists and dental hygienists who practice at that Office. Thirty five of the 41 P.C.s operating Offices located in Colorado and the three P.C.'s operating Offices located in Arizona are solely owned by the Company's President, Mark Birner, D.D.S. Six of the seven New Mexico Offices are owned by a non-managing dentist and the remaining P.C. operating an Office located in New Mexico and the remaining six P.C.s operating Offices in Colorado are owned by the managing dentists of those Offices. The Company has entered into agreements with each of the owners of the P.C.s operating Offices in New Mexico and with the Company's President Dr. Birner, as the owner of 35 P.C.s operating Offices in Colorado and three P.C.s operating Offices in Arizona, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. Each agreement with Dr. Birner also permits the Company, in its sole discretion, to require Dr. Birner to transfer his shares in the P.C.(s) to another party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or the director of the P.C.

Two of the eight managing dentists (three of which are owners of one P.C.) who own P.C.s operating Offices in Colorado have entered into stock purchase, pledge and security agreements with the Company. Under these agreements, if certain events occur including the failure to perform the obligations under the employment agreement with the P.C., cessation of employment with the P.C. for any reason, death or insolvency or directly or indirectly causing the P.C. to breach its obligations under the Management Agreement, then the Company may cause the P.C. to redeem the dentist's ownership interest in the P.C. for an agreed price which is not considered to be material by the Company. Two of the three directors of each of these two P.C.s are nominees of the Company and the dentists have given the Company's Chief Executive Officer, Fred Birner irrevocable proxies to vote their shares in the P.C.s.

In the remaining four Colorado P.C.s and the one New Mexico P.C. owned by managing dentists, the Company has the right of first refusal to purchase 100% of the P.C.s shares and the right to elect one-half of the directors and vote one-half of the shares in such P.C.s.

MANAGEMENT AGREEMENTS WITH AFFILIATED OFFICES

The Company derives all of its revenue from its management agreements with the P.C.s. (the "Management Agreements") Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including
(i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel,
(viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing the economic benefits or detriments associated with assets acquired by the P.C.s using such loans with the Company. Because the Company's financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

EMPLOYMENT AGREEMENTS

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with the P.C.s. The majority of such agreements can be terminated by either party without cause with two to seven days' notice. Two of the employment agreements for managing dentists who are also shareholders of a P.C. have terms of 20 to 30 years and can only be terminated by the P.C. upon the occurrence of certain events. If the employment of the managing dentist is terminated for any reason, the P.C. has the right to redeem the shares of the P.C. held by the managing dentist. Such agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of patients and employees. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work. Specialists are compensated based upon a percentage of revenue or collections attributable to their work. The P.C. with whom the dentist has entered into an employment agreement pays the dentists' compensation and benefits.

COMPETITION

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Monarch Dental Corporation and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may have greater financial resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations.

The business of providing general dental, orthodontic and other specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such individuals begins to decline in the Company's markets, it may become more difficult to attract and retain qualified personnel to sufficiently staff the existing Offices or to meet the staffing needs of the Company's planned expansion.

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

Many states, including Colorado, limit the ability of a person other than a licensed dentist, to own or control dental equipment or offices used in a dental practice. Some states allow leasing of equipment and office space to a dental practice, under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states, including Arizona and New Mexico, require all advertisements to be in the name of the dentist. A number of states, including Arizona, Colorado and New Mexico, also regulate the content of advertisements of dental services. In addition, Colorado, New Mexico and Arizona, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

Many states have fraud and abuse laws which are similar to the federal fraud and abuse law described below, and which in many cases apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

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

In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care contracts. The application of state insurance laws to third party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. As the P.C.s contract with third-party payors, on a capitation or other basis under which the relevant P.C. assumes financial risk, the P.C.s may become subject to state insurance laws. Specifically, in some states, regulators may determine that the Company or the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. In Arizona, Colorado and New Mexico, the P.C.s currently only contract on a financial-risk basis with entities that are licensed to engage in the business of insurance and thus are not subject to the insurance laws of those states. To the extent that the Company or the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company's revenue may be materially and adversely affected.

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

Significant prohibitions against dentist self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician and dentist self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interest to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician or dentist, or a member of his or her immediate family, from making referrals for certain "designated health services" to entities in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has a compensation arrangement. "Designated health services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's or dentist's own group practice (unless such practice satisfies the "group practice" exception) and referrals in connection with the physician's or dentist's employment arrangements with the P.C. (unless the arrangement satisfies the employment exception). Stark II also prohibits billing the Medicare or Medicaid programs for services rendered following prohibited referrals. Noncompliance with, or violation of Stark II can result in exclusion from the Medicare and Medicaid programs and civil and criminal penalties. The Company believes that its operations as presently conducted do not pose a material risk under Stark II, primarily because the Company does not provide "designated health services." Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's operations as presently conducted.

Proposed federal regulations also govern physician incentive plans associated with certain managed care organizations that offer risk-based Medicare or Medicaid contracts. These regulations define physician incentive plans to include any compensation arrangement (such as capitation arrangements, bonuses and withholds) that may directly or indirectly have the effect of reducing or limiting services furnished to patients covered by the Medicare or Medicaid programs. Direct monetary compensation which is paid by a managed care plan, dental group or intermediary to a dentist for services rendered to individuals covered by the Medicare or Medicaid programs is subject to these regulations, if the compensation arrangement places the dentist at substantial financial risk. When applicable, the regulations generally require disclosure to the federal government or, upon request, to a Medicare beneficiary or Medicaid recipient regarding such financial incentives, and require the dentist to obtain stop-loss insurance to limit the dentist's exposure to such financial risk. The regulations specifically prohibit physician incentive plans, which involve payments made to directly induce the limitation or reduction of medically necessary covered services. A recently enacted federal law specifically exempts managed care arrangements from the application of the federal anti-kickback statute (the principal federal health care fraud and abuse law), but there is a risk this exemption may be repealed. It is unclear how the Company will be affected in the future by the interplay of these laws and regulations.

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

Revenues of the P.C.s or the Company from all insurers, including governmental insurers, are subject to significant regulation. Some payors limit the extent to which dentists may assign their revenues from services rendered to beneficiaries. Under these "reassignment" rules, the Company may not be able to require dentists to assign their third-party payor revenues unless certain conditions are met, such as acceptance by dentists of assignment of the payor receivable from patients, reassignment to the Company of the sole right to collect the receivables, and written documentation of the assignment. In addition, governmental payment programs such as Medicare and Medicaid limit reimbursement for services provided by dental assistants and other ancillary personnel to those services which were provided "incident to" a dentist's services. Under these "incident to" rules, the Company may not be able to receive reimbursement for services provided by certain members of the Company's Offices' staff unless certain conditions are met, such as requirements that services must be of a type commonly furnished in a dentist's office and must be rendered under the dentist's direct supervision and that clinical Office staff must be employed by the dentist or the P.C. The Company does not currently derive a significant portion of its revenue under such programs.

The operations of the Offices are also subject to compliance with regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), relating to such matters as heat sterilization of dental instruments and the use of barrier techniques such as masks, goggles and gloves. The Company incurs expenses on an ongoing basis relating to OSHA monitoring and compliance.

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

INSURANCE

The Company believes that its existing insurance coverage is adequate to protect it from the risks associated with the ongoing operation of its business. This coverage includes property and casualty, general liability, workers compensation, director's and officer's corporate liability, employment practices liability, corporate errors and omissions liability, excess liability and professional liability insurance for dentists, hygienists and dental assistants at the Offices.

TRADEMARK

The Company is the registered owner of the PERFECT TEETH(R) trademark in the United States.

FACILITIES AND EMPLOYEES

The Company's corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 9,500 square feet occupied under a lease, which expires in January 2003. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to 10 years. The Company believes the facilities at each of its Offices are adequate for their current level of business. The Company generally anticipates leasing and developing new Offices in its current markets as well as in certain other geographic markets rather than significantly expanding the size of its existing Offices.

As of December 31, 1998, the Company had 62 full time equivalent general dentists and 64 affiliated hygienists who were employed by the P.C.s, three full time equivalent specialists who contract with the P.C.s to provide specialty dental services, and 321 non-dental employees.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "BDMS." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:

                                                                HIGH                  LOW
                                                              --------              --------
1998

First Quarter (February 12, 1998 through March 31, 1998)      $ 7- 1/2              $ 5-5/16
Second Quarter                                                  8- 1/8                5-3/4
Third Quarter                                                   6- 5/16               3-11/16
Fourth Quarter                                                  5- 1/4                3-1/2

1999

First Quarter (January 1, 1999 through March 22, 1999)          4                     2-3/16

At March 22, 1999 the last reported sale price of the Common Stock was $3-3/8 per share. As of the same date, there were 6,265,812 shares of Common Stock outstanding held by 100 holders of record.

The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. The Company's existing credit facility prohibits the payment of cash dividends on the Common Stock without the lender's consent. Any future credit facility, which the Company may obtain, is also likely to prohibit the payment of dividends. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

On February 17, 1998, the Company's 9.0% convertible debentures ($6.8 million) issued in May 1996 and December 1996 were converted into Common Stock in accordance with the terms of those securities and in conjunction with the closing of the Company's initial public offering.

The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 11, 1998. The gross proceeds to the Company in the offering were $12,836,712 and the expenses incurred were as follows: (i) $1,370,671 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,171,241 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the offering of approximately $10,300,000 as follows: (i) approximately $2,600,000 was used to repay the Company's outstanding indebtedness under a bank line of credit (the "Credit Facility"), including accrued and unpaid interest; (ii) approximately $1,300,000 was used to repay a note issued in connection with the Gentle Dental Acquisition; and (iii) approximately $5,800,000 was used to acquire 10 dental practices located in Colorado, New Mexico and Arizona. The Company also opened three de novo practices in Colorado and New Mexico. The remaining proceeds from the initial public offering along with internally generated cash flow were used by the Company to acquire approximately $1,400,000 of leasehold improvements, dental equipment, furniture and fixtures and computer equipment.

During 1998, the Company has issued and/or sold unregistered securities as set forth below:

1. In February 1998, the Company issued 5,250 shares of Common Stock, valued at $5.71 per share, in connection with the acquisition of a New Mexico dental practice.
2. In March 1998, an individual exercised options to purchase 2,751 shares of Common Stock granted pursuant to the Dental Center Plan at an exercise price of $1.96 per share.
3. In April 1998, an individual exercised options to purchase 1,446 shares of Common Stock granted pursuant to the Employee Plan at an average exercise price of $2.73 per share. The individual elected to use a cashless option exercise and received 559 shares of Common Stock in exchange for all vested options outstanding.
4. In April 1998, an individual exercised options to purchase 9,170 shares of Common Stock granted pursuant to the Employee Plan at an exercise price of $3.54 per share.
5. In April 1998, an individual exercised options to purchase 92 shares of Common Stock granted pursuant to the Employee Plan at an exercise price of $4.63 per share.
6. In April 1998, an individual exercised options to purchase 917 shares of Common Stock granted pursuant to the Employee Plan at an exercise price of $1.96 per share.
7. In April 1998, an individual exercised options to purchase 1,834 shares of Common Stock granted pursuant to the Dental Center Plan at an average exercise price of $3.82 per share.
8. In April 1998, an individual exercised options to purchase 92 shares of Common Stock granted pursuant to the Dental Center Plan at an exercise price of $3.82 per share.
9. In September 1998, the Company issued 10,590 shares of Common Stock, valued at $4.25 per share, in connection with the acquisition of a Colorado dental practice.


The sales of securities described above were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof or Regulation D thereunder. The purchasers were either accredited investors as defined in Regulation D, sophisticated investors or employees of the Company or the P.C.s, and all had adequate access, through their relationships with the Company and its officers, to information about the Company. The purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed on the share certificates or contained in the instruments representing the securities.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the three years ended December 31, 1998 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 1995 and 1994 periods are derived from the Company's (or its predecessor's) historical consolidated financial statements. All amounts are stated in thousands except per share amounts, number of offices and number of dentists.



                                                              The Company (1)                             Predecessor
                                             ----------------------------------------------------   ------------------------------
                                                                                   Inception to    January 1, 1995    Year Ended
                                                   Year Ended December 31,          December 31,   to September 30,   December 31,
                                               1998          1997         1996        1995 (2)          1995             1994
                                             ----------   ----------   ----------   -------------   -------------    -------------
STATEMENTS OF OPERATIONS DATA:
Net revenue                                  $   21,741   $   12,742   $    5,373   $         300   $         757    $       529
Direct Expenses                                  17,287       10,151        4,602             306             709            510
Contribution from dental offices                  4,454        2,591          771              (6)             48             19
Corporate expenses                                3,182        1,714          780             153            --             --
Operating income (loss)                           1,272          877           (9)           (159)             48             19
Income (loss) before income taxes                   843           34         (335)           (160)             19             (5)
Provision for income taxes                         (128)        --           --              --                --           --
Income (loss) before change in
       accounting principle                         715           34         (335)           (160)             19             (5)
Cumulative effect of change in
       accounting principle                         (39)        --           --              --              --             --
Net income (loss)                                   675           34         (335)           (160)             19             (5)

Basic earnings per share of Common Stock:
      Income before cumulative effect of
        change in accounting principle              .12          .01         (.10)           (.06)            N/A            N/A
      Cumulative effect of change in
        accounting principle                       (.01)        --           --              --               N/A            N/A
      Net income (loss)(3)                          .11          .01         (.10)           (.06)            N/A            N/A

Diluted earnings per share of Common Stock:
      Income before cumulative effect of
        change in accounting principle              .11          .01         (.10)           (.06)            N/A            N/A
      Cumulative effect of change in
        accounting principle                       (.01)        --           --              --               N/A            N/A
      Net income (loss)(3)                          .10          .01         (.10)           (.06)            N/A            N/A

BALANCE SHEET DATA (4):
Cash and cash equivalents                    $    2,170   $      977   $    1,798   $       1,465             N/A            N/A
Working capital                                   2,309         (458)       1,817             698             N/A            N/A
Total assets                                     25,543       15,564        9,553           2,908             N/A            N/A
Long-term debt, less current maturities           3,240       10,198        6,829              23             N/A            N/A
Total shareholders' equity                       18,746        1,388        1,684           2,004             N/A            N/A
Dividends declared per share of
   Common Stock                                    --           --           --              --              --             --

OPERATING DATA:
Number of offices (4)                                49           34           18               4               3              3
Number of dentists (4)(5)                            73           53           24               6               3              3
Total net revenue per office                 $      444   $      375   $      299   $          75   $         252  $         176


(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. The Company was operating four Offices as of December 1995. During 1996 the Company acquired nine Offices and opened five de novo Offices. Fifteen additional Office acquisitions and one de novo Office increased the Company's operations for the year ended December 31, 1997. In 1998, the Company acquired an additional 10 Offices and opened five de novo Offices.

(2) The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.

(3) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company.

(4)      Data is as of the end of the respective periods presented.

(5) This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services. This does not represent full-time equivalent dentists.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

The following discussion and analysis relates to factors, which have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 1998. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this document. This document contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters" as well as in this document generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

OVERVIEW

The Company was formed in May 1995, and currently manages 51 Offices in Colorado, New Mexico, and Arizona staffed by 68 dentists. The Company has acquired 42 practices (three of which were consolidated into existing Offices) and opened 12 de novo Offices. Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance. See Items 1 and 2. "Business and Properties
- Operations - Dental Practice Management Model."

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market has led to its expansion into New Mexico and Arizona and its evaluation of additional markets. The Company commenced operations in Colorado in October 1995 with the acquisition of three practices, and acquired a fourth practice in November 1995. During 1996, the Company developed five de novo Offices and acquired 12 practices (including three practices which were consolidated with existing Offices). In 1997, the Company developed one de novo Office and acquired 15 practices. In 1998, the company developed five de novo Offices and acquired 10 practices. In early 1999, the Company developed one de novo Office and acquired one practice.

The combined purchase amounts for the four practices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997 and the 10 practices acquired in 1998 were $412,134, $4,372,338, $5,315,263 and $5,791,400, respectively. Eight of the Company's de novo Offices, which opened between January 1996 and May 1998, began generating positive contribution from dental offices, on average, within three months of opening. The Company's four remaining de novo Offices which have been open an average of three months, have not generated positive contribution from dental offices as of the date of this Annual Report. See Items 1 and 2. "Business and Properties - Expansion Program."

The Company has experienced significant growth in net revenue (as defined below) and operating profitability. The Company has achieved these results primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. The Company's net revenue increased from $5.4 million for the year ended December 31, 1996 to $12.7 million in the year ended December 31, 1997, and increased $9.0 million to $21.7 million for the year ended December 31, 1998. Contribution from dental offices has increased from $771,000 in 1996 to $2.6 million for the year ended December 31, 1997, and increased $1.9 million to $4.5 million for the year ended December 31, 1998. Contribution from dental offices as a percentage of net revenue increased from 14.3% for the year ended December 31, 1996 to 20.3% for the year ended December 31, 1997, and to 20.5% for the year ended December 31, 1998. Operating income also improved from a loss of ($9,000) for the year ended December 31, 1996 to an operating profit of $877,000 for the year ended December 31, 1997, and an operating profit of $1.3 million for the year ended December 31, 1998.

At December 31, 1998, the Company's total assets of $25.5 million included $13.9 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $18.7 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company is currently engaged in a comprehensive project to upgrade its computer software to programs that will consistently and properly recognize the Year 2000. The Company utilizes off-the-shelf or third party production software and has recently purchased new hardware, software and software upgrades from vendors who have represented that these systems are Year 2000 compliant. The Company's expenditures and anticipated future expenditures for this remediation are expected to be less than $100,000. In addition, the Company is in the process of identifying non-information systems operation critical applications that have date-sensitive software or equipment that has time-sensitive embedded components. The Company expects to complete this assessment during the second quarter of 1999.

The Company may also be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis. The Company initiated formal communications with all of its significant insurance payors and vendors during the third quarter of 1998 with respect to the status of their Year 2000 compliance programs and has only begun to receive responses. However, there can be no assurance that these companies will achieve Year 2000 compliance or that their conversions to become Year 2000 compliant will be compatible with the Company's systems. The inability of the Company's significant vendors or insurance payors to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

The Company presently anticipates that it will complete its Year 2000 remediation by December 31, 1999. However there can be no assurance that the Company will be successful in implementing its Year 2000 plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company's to become Year 2000 compliant.

Although the Company expects its internal systems will be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during fiscal 1999.

COMPONENTS OF REVENUE AND EXPENSES

Total dental group practice revenue ("Revenue") represents the revenue of the Offices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as salary, benefits and other payments to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Management service fee revenue represents the net revenue earned by the Company for the Offices for which the Company has management agreements, but does not have control. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists and hygienists), dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing,
(vi) recruiting, (vii) training of non-dental personnel, (viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing the economic benefits or detriments associated with assets acquired by the P.C.s using such loans with the Company. Because the Company's financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company's Revenue is derived principally from fee-for-service Revenue and Revenue from capitated managed dental care plans. Fee-for-service Revenue consists of P.C. Revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care Revenue consists of P.C. Revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Items 1 and 2. "Business and Properties - Payor Mix."

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

The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. Variations in the relative penetration and popularity of capitated managed dental care from market to market across the country, however, make it difficult to determine whether the Company's experience in new markets will be consistent with its experience in the Company's existing markets. The Company expects that the level of profitability of its operations in new markets entered through acquisition will vary depending in part on these factors and may not replicate or be comparable to the Company's current results.

RESULTS OF OPERATIONS

As a result of the ongoing expansion of its business through acquisitions and the development of de novo Offices, and the Company's limited period of affiliation with these Offices, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

The Company has experienced significant year-to-year growth in Revenue. For the year ended December 31, 1998, Revenue increased to $29.2 million from $17.2 million for the year ended December 31, 1997, an increase of 69.9%. The Company acquired 10 practices and opened five de novo Offices during 1998, which, in the aggregate, contributed $4.4 million of the $12.0 million increase. The remainder of the increase in Revenue of $7.6 million was attributable to the 34 Offices that existed at the beginning of 1998. Revenue at the 18 Offices in existence during both full periods increased to $13.7 million in 1998 from $12.8 million in 1997, an increase of $0.9 million, or 7.0%. For the year ended December 31, 1997, Revenue increased to $17.2 million from $7.3 million for the year ended December 31, 1996, an increase of 135.8%. The Company acquired 15 practices and opened one de novo Office during 1997, which, in the aggregate, contributed $4.4 million of the $9.9 million increase. The remainder of the increase in Revenue of $5.5 million was attributable to the 18 Offices that existed at the beginning of 1997. Revenue at the four Offices in existence during both full periods increased from $2.7 million in 1996 to $3.3 million in 1997, an increase of $0.6 million, or 22.5%.

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

                                                YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                           1998          1997          1996
                                        ----------    ----------    ----------
Net revenue                                  100.0%        100.0%        100.0%
Direct expenses:
     Clinical salaries and benefits           38.9          37.4          32.5
     Dental supplies                           5.6           8.5          14.5
     Laboratory fees                           9.3           9.2           9.0
     Occupancy                                 9.0           8.6           5.9
     Advertising and marketing                 1.8           3.2           5.2
     Depreciation and amortization             5.3           4.3           6.0
     General and administrative                9.6           8.4          12.5
                                        ----------    ----------    ----------
                                              79.5          79.6          85.6
                                        ----------    ----------    ----------
Contribution from dental offices              20.5          20.4          14.4
Corporate expenses-
     General and administrative               13.9          10.7          13.4
     Depreciation and amortization             0.7           0.8           1.1
     Unsuccessful acquisition costs           --             2.0          --
                                        ----------    ----------    ----------
Operating income (loss)                        5.9           6.9          (0.1)
Interest expense, net                         (0.6)         (6.6)         (6.1)
Conversion inducement expense                 (1.4)         --            --
                                        ----------    ----------    ----------
Income (loss) before income taxes              3.9           0.3          (6.2)
Income tax expense                            (0.6)         --            --
                                        ----------    ----------    ----------
Income (loss) before change in
   accounting principle                        3.3           0.3          (6.2)
Cumulative effect of change in
   accounting principle                       (0.2)         --            --
                                        ----------    ----------    ----------
Net income (loss)                              3.1 %         0.3%         (6.2)%
                                        ==========    ==========    ==========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net revenue. Net revenue increased from $12.7 million for the year ended December 31, 1997 to $21.7 million for the year ended December 31, 1998, an increase of $9.0 million or 70.6%. The Company acquired ten practices and opened five de novo Offices during 1998, which contributed $3.1 million of the increase. The remainder of the increase in net revenue of $5.9 million was attributable to the 34 practices the Company had at the beginning of the 1998 year.

Clinical salaries and benefits. Clinical salaries and benefits increased from $4.8 million to $8.5 million for the year ended December 31, 1997 and 1998, respectively, an increase of $3.7 million or 77.4%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 37.4% in 1997 to 38.9% in 1998.

Dental supplies. Dental supplies increased from $1.1 million for the year ended December 31, 1997 to $1.2 million for the year ended December 31, 1998, an increase of $128,000 or 11.8%. This increase was due to the increased Revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 8.5% in 1997 to 5.6% in 1998. The decrease in dental supplies as a percentage of net revenue is attributable to the Company's efforts in consolidating vendors and negotiating favorable pricing by aggregating Office purchases.

Laboratory fees. Laboratory fees increased from $1.2 million for the year ended December 31, 1997 to $2.0 million for the year ended December 31, 1998, an increase of $860,000 or 73.4%. This increase was due to the increased Revenue generated at the Offices. As a percentage of net revenue, laboratory fees increased marginally from 9.2% in 1997 to 9.3% in 1998.

Occupancy. Occupancy increased from $1.1 million for the year ended December 31, 1997 to $2.0 million for the year ended December 31, 1998, an increase of $865,000 or 78.6%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1997. As a percentage of net revenue, occupancy expense increased from 8.6% in 1997 to 9.0% in 1998.

Advertising and marketing. Advertising and marketing decreased from $409,000 for the year ended December 31, 1997 to $380,000 for the year ended December 31, 1998, a decrease of $29,000 or 7.0%. As a percentage of net revenue, advertising and marketing decreased from 3.2% in 1997 to 1.8% in 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $549,000 for the year ended December 31, 1997 to $1.2 million for the year ended December 31, 1998, an increase of $603,000 or 109.7%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1997. As a percentage of net revenue, depreciation and amortization increased from 4.3% in 1997 to 5.3% in 1998.

General and administrative. General and administrative, which is attributable to the Offices, increased from $1.1 million for the year ended December 31, 1997 to $2.1 million for the year ended December 31, 1998, an increase of $1.0 million or 95.2%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1997. Additionally, the Company expanded its corporate infrastructure to manage the growth and some of these costs were passed on to the Offices. As a percentage of net revenue, general and administrative expenses increased from 8.4% in 1997 to 9.6% in 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from $2.6 million for the year ended December 31, 1997 to $4.5 million for the year ended December 31, 1998, an increase of $1.9 million or 71.9%. As a percentage of net revenue, contribution from dental offices increased from 20.4% in 1997 to 20.5% in 1998.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from $1.4 million for the year ended December 31, 1997 to $3.0 million for the year ended December 31, 1998, an increase of $1.7 million or 122.9%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative increased from 10.7% in 1997 to 13.9% in 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from $102,000 for the year ended December 31, 1997 to $150,000 for the year ended December 31, 1998, an increase of $48,000 or 47.2%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased from .8% in 1997 to 0.7% in 1998.

Corporate expenses - unsuccessful acquisition costs. During the year ended December 31, 1997, the Company incurred a one-time charge of approximately $252,000 related to due diligence costs and audit fees in connection with a potential acquisition of a group of dental practices. As a result of its due diligence, the Company did not proceed with the acquisition.

Operating income. As a result of the above, operating income increased from $877,000 for the year ended December 31, 1997 to $1.3 million for the year ended December 31, 1998, an increase of $395,000 or 45.0%. As a percentage of net revenue, operating income decreased from 6.9% in 1997 to 5.9% in 1998.

Interest expense, net. Interest expense, net decreased from $843,000 for the year ended December 31, 1997 to $124,000 for the year ended December 31, 1998, a decrease of $720,000 or 85.3%. This decrease was primarily the result of converting the Company's 9.0% convertible debentures ($6.8 million) issued in May 1996 and December 1996 to Common Stock. As a percentage of net revenue, interest expense, net decreased from 6.6% in 1997 to 0.6% in 1998.

Conversion inducement expense. During the year ended December 31, 1998, the Company incurred a one-time charge of approximately $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

Change in Accounting Principle. Effective January 1, 1998, the Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities". This SOP provides guidance on the reporting of start-up costs and organization costs and requires the Company to expense these costs (as defined by the SOP) as they are incurred. Initial application of this SOP has been reported as a cumulative effect of a change in accounting principle and resulted in a charge of approximately
$39,000 in the year ended December 31, 1998.

Net income. As a result of the above, net income increased from $34,000 for the year ended December 31, 1997 to $675,000 for the year ended December 31, 1998, an increase of $642,000. As a percentage of net revenue, net income increased from 0.3% in 1997 to 3.1% in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net revenue. Net revenue increased from $5.4 million for the year ended December 31, 1996 to $12.7 million for the year ended December 31, 1997, an increase of $7.4 million, or 137.1%. The Company acquired 15 practices and opened one de novo Office during 1997, which contributed $3.0 million of the increase. The remainder of the increase in net revenue of $4.3 million was attributable to the 18 Offices the Company had at the beginning of the 1997 year.

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

Dental supplies. Dental supplies increased from $778,000 for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997, an increase of $303,000 or 39.0%. This increase was due to the increased total revenue generated at the Offices. As a percentage of net revenue, dental supplies decreased from 14.5% in 1996 to 8.5% in 1997. The decrease in dental supplies as a percentage of net revenue is attributable to the Company's efforts in consolidating vendors and negotiating favorable pricing by aggregating Office purchases.

Laboratory fees. Laboratory fees increased from $483,000 for the year ended December 31, 1996 to $1.2 million for the year ended December 31, 1997, an increase of $688,000 or 142.5%. This increase was due to the increased Revenue generated at the Offices. As a percentage of net revenue, laboratory fees increased marginally from 9.0% in 1996 to 9.2% in 1997.

Occupancy. Occupancy increased from $315,000 for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997, an increase of $785,000 or 248.9%. This increase was due to the increased number of Offices as well as certain Offices, which were only open for part of the year ended December 31, 1996. As a percentage of net revenue, occupancy expense increased from 5.9% in 1996 to 8.6% in 1997.

Advertising and marketing. Advertising and marketing increased from $280,000 for the year ended December 31, 1996 to $409,000 for the year ended December 31, 1997, an increase of $128,000 or 45.8%. This increase was primarily due to increased advertising, including television, Yellow Pages and radio advertising in 1997. The Company's increased density in the Colorado market enabled it, cost effectively, to increase its advertising expense. As a percentage of net revenue, advertising and marketing decreased from 5.2% in 1996 to 3.2% in 1997.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $323,000 for the year ended December 31, 1996 to $549,000 for the year ended December 31, 1997, an increase of $226,000 or 69.9%. This increase was due to the increased number of Offices, as well as certain Offices which were only open for part of the year ended December 31, 1996. As a percentage of net revenue, depreciation and amortization decreased from 6.0% in 1996 to 4.3% in 1997.

General and administrative. General and administrative, which is attributable to the Offices, increased from $673,000 for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997, an increase of $399,000 or 59.4%. This increase was due to the increased number of Offices, as well as certain Offices which were only open for part of the year ended December 31, 1996. Additionally, the Company expanded its corporate infrastructure to manage the growth and some of these costs were passed on to the Offices. As a percentage of net revenue, general and administrative expenses decreased from 12.5% in 1996 to 8.4% in 1997.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from $771,000 for the year ended December 31, 1996 to $2.6 million for the year ended December 31, 1997, an increase of $1.8 million or 236.3%. As a percentage of net revenue, contribution from dental offices increased from 14.4% in 1996 to 20.4% in 1997.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from $721,000 for the year ended December 31, 1996 to $1.4 million for the year ended December 31, 1997, an increase of $639,000 or 88.6%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative decreased from 13.4% in 1996 to 10.7% in 1997.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from $58,000 for the year ended December 31, 1996 to $102,000 for the year ended December 31, 1997, an increase of $44,000 or 75.5%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased from 1.1% in 1996 to 0.8% in 1997.

Corporate expenses - unsuccessful acquisition costs. During the year ended December 31, 1997, the Company incurred a one-time charge of approximately $252,000 related to due diligence costs and audit fees in connection with a potential acquisition of a group of dental practices. As a result of its due diligence, the Company did not proceed with the acquisition.

Operating income (loss). As a result of the above, operating income (loss) increased from an operating loss of ($9,000) for the year ended December 31, 1996 to operating income of $877,000 for the year ended December 31, 1997, an increase of $886,000. As a percentage of net revenue, operating income (loss) increased from a loss of (0.1%) in 1996 to 6.9% in 1997.

Interest expense, net. Interest expense, net increased from $327,000 for the year ended December 31, 1996 to $843,000 for the year ended December 31, 1997, an increase of $517,000 or 158.3%. This increase was primarily the result of interest expense and financing costs associated with the Company's 9.0% convertible debentures ($6.8 million) issued in May 1996 and December 1996. As a percentage of net revenue, interest expense, net increased from 6.1% in 1996 to 6.6% in 1997.

Net income (loss). As a result of the above, net income (loss) increased from a loss of ($335,000) for the year ended December 31, 1996 to net income $34,000 for the year ended December 31, 1997, an increase of $369,000. The Company paid no income taxes in other periods. As a percentage of net revenue, net income
(loss) increased from a loss of (6.2%) in 1996 to 0.3% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and the initial public offering of Common Stock.

Net cash provided by (used in) operating activities was $1.4 million, $1.4 million, and ($546,000) for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by (used in) operations during these periods, after adding back depreciation and amortization and other non cash expenses, consisted primarily of increases in accounts payable and accrued expenses. In the year ended December 31, 1998, net income contributed $675,000 to net cash provided by operating activities for the period.

Net cash used in investing activities was $8.9 million, $4.2 million, and $4.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. In the year ended December 31, 1998, $5.5 million was utilized for acquisitions and $3.4 million was invested in the purchase of additional property and equipment, including $1.1 million for the de novo Offices. In the year ended December 31, 1997, $3.4 million was utilized for acquisitions and $1.1 million was invested in the purchase of additional property and equipment, including $165,000 for the de novo Office. These capital expenditures were partially offset by $200,000 of cash obtained from the acquisition of existing dental offices. In 1996, $3.7 million was utilized for acquisitions and $1.0 million was invested in the purchase of additional property and equipment, including $493,000 in the de novo Offices.

For the years ended December 31, 1998, 1997, and 1996, net cash provided by financing activities was $8.7 million, $2.0 million and $5.7 million, respectively. For the year ended December 31, 1998, the cash provided was comprised of $11.5 million from the initial public offering, $50,000 from stock options exercised and $2.5 million in net borrowings from the Credit Facility. This was offset by $1.2 million for costs associated with the public offering, $3.5 million used for the repayment of long term debt, $305,000 related to the conversion of subordinated debentures to Common Stock, $242,000 for the purchase and retirement of Common Stock, and $54,000 loan issuance costs. In the year ended December 31, 1997, the cash provided was comprised of $225,000 from the private sale of convertible subordinated debentures and $250,000 in net borrowings from the Credit Facility and proceeds of $2.0 million from a term loan used to finance the Gentle Dental Acquisition. This was partially offset by $271,000 used for the repayment of long term debt and $219,000 used to repurchase Common Stock. Net cash provided by financing activities in 1996 totaled $5.7 million. This was comprised of $6.6 million from the private sale of convertible subordinated debentures and $100,000 in net borrowings from the Credit Facility, partially offset by $579,000 used for the repayment of long-term debt and $402,000 used for the payment of subordinated debenture issuance and other financing costs.

Under the Company's Credit Facility (as amended on December 31, 1998), during its three-year term, the Company may borrow up to $20.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At December 31, 1998, the Company had total outstanding borrowings of $2.9 million under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

As of December 31, 1998, the Company had outstanding indebtedness of approximately $645,000 represented by notes issued in connection with various practice acquisitions which bear interest at rates varying from 7.0% to 14.0%. At December 31, 1998 the Company's material commitments for capital expenditures totaled approximately $1.7 million, consisting of approximately $300,000 for the expansion of two Offices and approximately $160,000 for each of nine planned de novo Office developments. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of December 31, 1998 were approximately $214,000 and the Company had working capital on that date of approximately $2.3 million.

The Company completed on February 11, 1998 a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $10.3 million. At December 31, 1998, the Company has fully expended the proceeds from the initial public offering. Approximately $2.6 million of the net proceeds were used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. The Company believes that cash generated from operations and borrowings under its Credit Facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term or identifies and completes future acquisitions more quickly than it currently anticipates, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See "Risk Factors
- Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

RISK FACTORS

This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth in this
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations, " Items 1 and 2. "Business and Properties" and Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters, " as well as in this Annual Report generally. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth below and the matters set forth in this Annual Report generally.

Demands on Management from Growth; Limited Operating History. The Company has been providing dental practice management services since October 1995. Although the Company provides management services for 51 Offices, the Company has been providing management services to 17 of these Offices for less than one year. Prior to April 1997, the Company provided dental practice management services exclusively in Colorado. The Company's growth has placed, and will continue to place, strains on the Company's management, operations and systems. The growth has required the hiring and training of additional employees to oversee the operations and training of non-dental employees in the new Offices, the use of management resources to integrate the operations of the new Offices with the operations of the Company, and the incurring of incremental costs to convert to or install the Company's management information system. The Company's ability to compete effectively will depend upon its ability to hire, train and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company's management effectively to anticipate, implement and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and
2. "Business and Properties - Expansion Program."

Risks Associated with Acquisition Strategy. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions (including one acquisition in February 1999), three of which have been consolidated into existing Offices. The success of the Company's acquisition strategy will depend on factors, which include the following:

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

     * Availability of Funds for Acquisitions. The Company's acquisition strategy will require that substantial capital investment and adequate financing be available to the Company. Funds are needed for (i) the purchase of assets of dental practices, (ii) the integration of operations of acquired dental practices, and (iii) the purchase of additional equipment and technology for acquired practices. In addition, increasing consolidation in the dental services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices. Any inability of the Company to obtain suitable financing could cause the Company to limit or otherwise modify its acquisition strategy, which could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors -- Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

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

Risks Associated with De Novo Office Development. The Company intends to devote a substantial amount of time and resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. To date, the Company's average cost to open a de novo Office has been approximately $180,000. Future de novo development may require a greater investment by the Company. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Items 1 and 2. "Business and Properties -- Expansion Program -- De Novo Office Developments."

Dependence on Management Agreements, the P.C.s and Affiliated Dentists. The Company receives management fees for services provided to the P.C.s under Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, employ hygienists or control the provision of dental care. The Company's revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company's long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists and hygienists and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company's business, financial condition and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Items 1 and 2. "Business and Properties -- Affiliation Model."

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

Many states, including Colorado, limit the ability of a person other than a licensed dentist to own or control dental equipment or offices used in a dental practice. In addition, Arizona, Colorado, New Mexico, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental auxiliaries. Some states, including Arizona, Colorado and New Mexico, regulate the content of advertisements of dental services. Some states require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

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

Many states have fraud and abuse laws, which apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

In addition, there are certain regulatory risks associated with the Company's role in negotiating and administering managed care contracts. The application of state insurance laws to third party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. Specifically, in some states, regulators may determine that the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. If the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company's business, financial condition and operating results may be materially and adversely affected.

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

Although the Company believes that its operations as currently conducted are in material compliance with applicable laws, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations or change the way it conducts business. See Items 1 and 2. "Business and Properties -- Government Regulation."

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

Dependence Upon Availability of Dentists and Other Personnel. The Company's operations and expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and newly established Offices, which may have a material adverse effect on the Company's expansion strategy and its business, financial condition and operating results. See Items 1 and 2. "Business and Properties -- Operations -- Dental Practice Model."

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

In 1998, the Company derived approximately 22.6% of its revenues from capitated managed dental care contracts, and 24.7% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties -- Operations -- Payor Mix."

Risks of Becoming Subject to Licensure. Federal and state laws regulate insurance companies and certain other managed care organizations. Many states, including Colorado, also regulate the establishment and operation of networks of health care providers. In most states, these laws do not apply to discounted-fee-for-service arrangements. These laws also do not generally apply to networks that are paid on a capitated basis, unless the entity with which the network provider is contracting is not a licensed health insurer or other managed care organization. There are exceptions to these rules in some states. For example, certain states require a license for a capitated arrangement with any party unless the risk-bearing entity is a professional corporation that employs the professionals. The Company believes its current activities do not constitute the provision of insurance in Colorado or New Mexico, and thus, it is in compliance with the insurance laws of these states with respect to the operation of its Offices. There can be no assurance that these laws will not be changed or that interpretations of these laws by the regulatory authorities in those states, or in the states in which the Company expands, will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements, which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency. The regulatory framework of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform to such regulatory framework. Any limitation on the Company's ability to expand could have a material adverse effect on the Company's business, financial condition and operating results.

Risks Arising From Health Care Reform. Federal and state governments currently are considering various types of health care initiatives and comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced, could, if adopted, have a material adverse effect on the Company's business, financial condition and operating results. It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payments for the services of the Company's managed practices.

Risks Associated with Intangible Assets. At December 31, 1998, intangible assets on the Company's consolidated balance sheet were $13.9 million, representing 55% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

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

Risks Associated with Non-Competition Covenants and Other Arrangements with Managing Dentists. The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients. In Colorado, covenants not to compete are prohibited by statute with certain exceptions. One exception permits enforcement of covenants not to compete against executive and management personnel and officers and employees who constitute professional staff to executive and management personnel. Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope. Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable. It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Items 1 and 2. "Business and Properties -- Affiliation Model -- Employment Agreements." In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists' ability to transfer the shares in the P.C.s. See Items 1 and 2. "Business and Properties -- Affiliation Model -- Relationship with P.C.s." There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse impact on the Company.

Seasonality. The Company's past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter. The Company expects this seasonality to continue in the future.

Year 2000 Issues. The Company has implemented a program to attempt to assess, remediate and mitigate the potential impact of problems associated with the Year 2000. A "Year 2000 Problem" is one where a system has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

If the Company's efforts to remediate its Year 2000 Problems are not successful, or if any of the Company's material third-party vendors or payors are not Year 2000 compliant, the Company and/or the P.C.s operating the Offices may experience difficulty scheduling patient visits, communicating with patients, sending out billing statements and receiving payment for the provision of dental services. If any such Year 2000 Problems persist, they could cause a material adverse effect on the Company's business, financial condition and results of operations.

Competition. The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. There are several dental practice management companies that are operating in the Company's markets. There are also a number of companies with dental practice management businesses similar to that of the Company currently operating in other parts of the country which may enter the Company's existing markets in the future. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations. The Company's competitors may have greater financial or other resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. See Items 1 and 2. "Business and Properties -- Competition."

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

Restrictions on Payment of Dividends. The Company has not declared or paid cash dividends on its Common Stock since its formation, and the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is prohibited under the terms of the Company's existing credit facility and may be prohibited under any future credit facility, which the Company may obtain. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" and "Liquidity and Capital Resources" in this
Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 1998, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At December 31, 1998, approximately $2.9 million was outstanding with an interest rate of 8.25% (prime plus 0.5%). The line-of-credit matures on February 11, 2001. The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc.'s and subsidiaries consolidated financial statements as of December 31, 1998 and 1997 and for the three years ended December 31, 1998:

                                                                               Page
                                                                               ----
    Report of Independent Public Accountants                                    37
    Consolidated Balance Sheets                                                 38
    Consolidated Statements of Operations                                       39
    Consolidated Statements of Shareholders' Equity                             40
    Consolidated Statements of Cash Flows                                       41
    Notes to Consolidated Financial Statements                                  43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

Effective January 1, 1998, the Company adopted Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". As discussed in Note 2 to the financial statements the initial application of this statement is shown as a cumulative effect of a change in accounting principle.


                                            ARTHUR ANDERSEN LLP



Denver, Colorado,
February 26, 1999.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                                --------------------------
                                      ASSETS                        1998          1997
                                                                ------------  ------------
CURRENT ASSETS:
    Cash and cash equivalents                                   $  2,169,687  $    977,454
    Accounts receivable, net of allowance for doubtful
       accounts of $296,911 and $97,746, respectively              2,668,024     1,374,304
    Current portion of notes receivable - related parties             28,746        35,507
    Deferred income taxes                                            173,629          --
    Income tax receivable                                            262,469          --
    Prepaid expenses and other assets                                345,858       284,865
    Deferred offering costs                                             --         846,528
                                                                ------------  ------------
              Total current assets                                 5,648,413     3,518,658

PROPERTY AND EQUIPMENT, net                                        5,613,021     2,630,945

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                        13,877,449     8,947,952
    Deferred charges and other assets                                404,476       458,191
    Notes receivable - related parties, net of current portion          --           8,052
                                                                ------------  ------------

              Total assets                                      $ 25,543,359  $ 15,563,798
                                                                ============  ============


                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                       $  3,042,534  $  3,252,761
    Current maturities of long-term debt                             276,331       682,907
    Current maturities of capital lease obligations                   20,996        41,391
                                                                ------------  ------------
              Total current liabilities                            3,339,861     3,977,059

LONG-TERM LIABILITIES:
    Deferred income taxes                                            217,569          --
    Long-term debt, net of current maturities                      3,234,101     3,392,114
Convertible subordinated debentures                                     --       6,780,000
    Capital lease obligations, net of current maturities               6,321        26,249
                                                                ------------  ------------
              Total liabilities                                    6,797,852    14,175,422
                                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                     --            --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,636,980 and 3,196,243, shares issued and
       outstanding at December 31, 1998 and 1997, respectively    18,531,738     1,850,094
    Retained earnings (accumulated deficit)                          213,769      (461,718)
                                                                ------------  ------------

              Total shareholders' equity                          18,745,507     1,388,376
                                                                ------------  ------------

              Total liabilities and shareholders' equity        $ 25,543,359  $ 15,563,798
                                                                ============  ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------   ------------
NET REVENUE                                    $ 21,740,665   $ 12,742,293   $  5,373,229
DIRECT EXPENSES:
    Clinical salaries and benefits                8,456,126      4,767,444      1,749,985
    Dental supplies                               1,209,068      1,081,080        777,769
    Laboratory fees                               2,031,392      1,171,429        483,140
    Occupancy                                     1,965,278      1,100,447        315,423
    Advertising and marketing                       380,068        408,612        280,186
    Depreciation and amortization                 1,152,200        549,332        323,401
    General and administrative                    2,092,523      1,072,224        672,759
                                               ------------   ------------   ------------
                                                 17,286,655     10,150,568      4,602,663
                                               ------------   ------------   ------------

    Contribution from dental offices              4,454,010      2,591,725        770,566
    Corporate expenses-
       General and administrative                 3,032,142      1,360,537        721,313
       Depreciation and amortization                149,748        101,709         57,941
       Unsuccessful acquisition costs                  --          252,234           --
                                               ------------   ------------   ------------

    Operating income (loss)                       1,272,120        877,245         (8,688)
    Interest expense, net                          (123,900)      (843,430)      (326,590)
    Conversion inducement expense                  (305,100)          --             --

                                               ------------   ------------   ------------
    Income (loss) before income taxes               843,120         33,815       (335,278)
    Income tax expense                             (128,471)          --             --
                                               ------------   ------------   ------------
    Income (loss) before change in accounting
     principle                                      714,649         33,815       (335,278)
    Cumulative effect of change in accounting
     principle                                      (39,162)          --             --
                                               ------------   ------------   ------------

    Net income (loss)                          $    675,487   $     33,815   $   (335,278)
                                               ============   ============   ============

Basic earnings per share of Common Stock:
  Income (loss) before cumulative effect
    of change in accounting principle          $        .12   $        .01   $       (.10)
  Cumulative effect of change in
    accounting principle                               (.01)          --             --
                                               ------------   ------------   ------------
  Net income (loss)                            $        .11   $        .01   $       (.10)
                                               ============   ============   ============

Diluted earnings per share of Common Stock:
  Income (loss) before cumulative effect
    of change in accounting principle          $        .11   $        .01   $       (.10)
  Cumulative effect of change in
    accounting principle                               (.01)          --             --
                                               ------------   ------------   ------------
  Net income (loss)                            $        .10   $        .01   $       (.10)
                                               ============   ============   ============

Weighted average number of shares
    of Common Stock and dilutive securities:
       Basic                                      6,239,671      3,218,392      3,296,543
                                               ============   ============   ============
       Diluted                                    6,444,982      3,456,973      3,296,543
                                               ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                               Retained
                                                      Common Stock             Earnings         Total
                                               ---------------------------   (Accumulated   Shareholders'
                                                  Shares         Amount        Deficit)       Equity
                                               ------------   ------------   ------------   ------------
BALANCE, December 31, 1995                        3,294,620   $  2,164,659   $   (160,255)  $  2,004,404
    Issuance of Common Stock for dental
       office acquisition                             4,585         15,000           --           15,000
    Net loss                                           --             --         (335,278)      (335,278)
                                               ------------   ------------   ------------   ------------

BALANCE, December 31, 1996                        3,299,205      2,179,659       (495,533)     1,684,126
    Purchase and retirement of Common Stock        (137,550)      (330,000)          --         (330,000)
    Exercise of warrants                             34,380           --             --             --
    Exercise of stock options                           208            435           --              435
    Net income                                         --             --           33,815         33,815
                                               ------------   ------------   ------------   ------------


BALANCE, December 31, 1997                        3,196,243      1,850,094       (461,718)     1,388,376
    Proceeds from initial public offering,
       net of $2,541,912 of offering costs
       and underwriters discount                  1,833,816     10,294,800           --       10,294,800
    Debenture conversion, net of $278,393
       of deferred financing costs                1,633,142      6,501,607           --        6,501,607
    Issuance of Common Stock for dental
       office acquisition                            15,840         76,500           --           76,500
    Purchase and retirement of Common Stock         (57,978)      (241,563)          --         (241,563)
    Exercise of stock options                        15,917         50,300           --           50,300
    Net income                                         --             --          675,487        675,487
                                               ------------   ------------   ------------   ------------

BALANCE, December 31, 1998                        6,636,980   $ 18,531,738   $    213,769   $ 18,745,507
                                               ============   ============   ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                     Page 1 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Years Ended December 31,
                                                         ------------------------------------------
                                                             1998           1997           1996
                                                         ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $    675,487   $     33,815   $   (335,278)
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                     1,301,948        651,041        381,342
          Provision for doubtful accounts                      58,069         71,516         23,800
          Provision for deferred income taxes                  43,940           --             --
          Amortization of debenture issuance costs             27,169         87,838         30,261
          Conversion inducement                               305,100           --             --
   Changes in assets and liabilities, net of effects
       from acquisitions:
          Accounts receivable                              (1,096,789)      (417,049)      (555,905)
          Prepaid expense, income tax receivable and
             other assets                                    (404,009)       (79,647)      (143,924)
          Accounts payable and accrued expenses               486,526      1,051,943         54,121

                                                         ------------   ------------   ------------

    Net cash provided by (used in) operating activities     1,397,441      1,399,457       (545,583)
                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable-related parties                           14,813         94,992       (138,551)
    Capital expenditures                                   (2,302,440)      (912,976)      (486,379)
    Development of new dental offices                      (1,139,882)      (165,103)      (493,009)
    Cash acquired from existing dental offices                   --          200,058           --
    Acquisition of dental offices                          (5,522,296)    (3,402,536)    (3,677,469)
                                                         ------------   ------------   ------------
    Net cash used in investing activities                  (8,949,805)    (4,185,565)    (4,795,408)
                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering, net of
       underwriting discount                               11,466,041           --             --
    Payment of public offering costs                       (1,171,241)          --             --
    Proceeds from convertible subordinated debentures            --          225,000      6,555,000
    Proceeds from exercise of Common Stock options             50,300            435           --
    Net borrowings from line of credit                      2,517,856        250,000        100,000
    Proceeds from notes payable                                  --        2,000,000           --
    Repayment of long-term debt                            (3,517,967)      (270,618)      (579,285)
    Payment of debenture issuance and other
       financing costs                                        (53,729)       (19,629)      (401,716)
    Payment to induce conversion of debentures               (305,100)          --             --
    Purchase and retirement of Common Stock                  (241,563)      (219,178)          --
                                                         ------------   ------------   ------------
    Net cash provided by financing activities               8,744,597      1,966,010      5,673,999
                                                         ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                    1,192,233       (820,098)       333,008
CASH AND CASH EQUIVALENTS, beginning of year                  977,454      1,797,552      1,464,544
                                                         ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                   $  2,169,687   $    977,454   $  1,797,552
                                                         ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                              ----------------------------------
                                                                 1998        1997        1996
                                                              ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the year for interest                 $  260,171  $  652,362  $  243,530
                                                              ==========  ==========  ==========
       Cash paid during the year for income taxes             $  347,000  $     --    $     --
                                                              ==========  ==========  ==========


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       Common Stock issued for:
          Conversion of debentures                             6,780,000        --          --
          Acquisition of dental offices                           76,500        --        15,000

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities               149,777     451,055     507,320
          Notes payable                                           95,200        --       130,000

       Accounts receivable acquired through
          acquisitions                                           255,000     197,920     238,786

       Other assets acquired through acquisitions                   --        25,491        --

       Notes payable incurred from:
          Acquisition of dental offices                          300,000   1,642,000      90,000
          Purchase and retirement of Common Stock                   --       110,822        --

       Contribution of capital for dental offices                   --          --          --
       Property purchased under capital leases                      --          --       107,457

       1,061 shares of Common Stock issued for
          cashless exercise of 8,585 warrants in 1998               --          --          --

       34,380 shares of Common Stock issued for
          cashless exercise of 36,680 warrants in 1997              --          --          --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 ("Inception") and manages dental group practices. As of December 31, 1998, 1997 and 1996 the Company managed 49, 34, and 18 dental practices (collectively referred to as the "Offices"), respectively. Birner provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and Birner provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions. Excluding the acquisition of three dental offices from one of the Company's founders, the following table highlights the Company's growth through February 26, 1999 as follows:

                                                                                         De novo
                                                            Acquisitions               Developments
                                                            ------------               ------------
                    1995                                              1                         -
                    1996*                                            12                         5
                    1997                                             15                         1
                    1998                                             10                         5
                    1999 (through February 26, 1999)                  1                         1
                                                              ---------                 ---------
                    Total                                            39                        12
                                                              =========                 =========

*        Three of the Offices acquired in 1996 were consolidated into existing
         Offices.

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2) SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.

The Company treats Offices as consolidated subsidiaries where it has a perpetual and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via long-term contractual management arrangements. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., "nominee shareholder") or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C. The accompanying statements of operations reflect net revenue, which is the amount billed to patients, less dentists' and hygienists' compensation. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company. Under the Management Agreements the Company assumes responsibility for the management of most aspects of the Offices' business (other than the provision of dental services) including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice. The accompanying consolidated financial statements are presented without regard to where the costs are incurred since under the management and other agreements the Company believes it has perpetual and unilateral control over the assets and operations of substantially all of the Offices.

The Emerging Issues Task Force ("EITF") Issue 97-2 of the Financial Accounting Standards Board ("FASB") covers financial reporting matters relating to the physician practice management industry, including the consolidation of professional corporation revenue and expenses, the accounting for business combinations and the treatment of stock options for dentists as employee options. The Company's accounting policies in these areas are consistent with the provisions of EITF Issue 97-2.

A summary of the components of net revenue for the years ended December 31, 1998, 1997, and 1996 follows:

                                                         Years Ended December 31,
                                                  -------------------------------------
                                                      1998         1997         1996
                                                  -----------  -----------  -----------
    Total dental group practice revenue, net      $29,189,754  $17,176,583  $ 7,283,976
    Less - revenue from managed offices, net        3,576,870    1,345,231       94,676
                                                  -----------  -----------  -----------
    Dental office revenue, net                     25,612,884   15,831,352    7,189,300
    Less - amounts retained by dental offices       6,607,253    4,134,542    1,882,005
                                                  -----------  -----------  -----------

    Net revenue from consolidated dental offices   19,005,631   11,696,810    5,307,295
    Management service fee revenue                  2,735,034    1,045,483       65,934
                                                  -----------  -----------  -----------
    Net revenue                                   $21,740,665  $12,742,293  $ 5,373,229
                                                  ===========  ===========  ===========

       Total Dental Group Practice Revenue, Net

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

During 1998, 1997, and 1996, 22.6%, 23.7%, and 20.0%, respectively, of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. The Offices may receive a co-pay from the patient for each service provided.

During the three years ended December 31, 1998, the following three companies were responsible for the corresponding percentages of the Company's total dental group practice revenue, net: Prudential Dental Maintenance Organization, Inc. was responsible for 9.3%, 11.5% and 13.7%, respectively, PacifiCare of Colorado, Inc. was responsible for 9.3%, 13.4% and 10.0%, respectively, and CIGNA Dental Health was responsible for 10.6%, 11.5% and 6.1%, respectively.

       Net Revenue from Consolidated Dental Offices

Net revenue from consolidated dental offices represents the "Total Dental Group Practice Revenue, net" less amounts retained by the Offices primarily for compensation paid by the professional corporations to dentists and hygienists. Dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office. The Company's net revenue is dependent upon the revenue of the Offices. The Company's historical net revenue and operating income levels would be the same as those reported even if the Company employed all of the dentists and hygienists.

     Management Service Fee Revenue

For four of the Offices for which the Company has management agreements, but does not have control, the Company receives management services fee revenue included with net revenue in the accompanying statements of operations. Management service for revenue is equal to gross revenue less compensation for dentists and hygienists for the Offices. Direct expenses associated with the operations of these Offices, are also included in the accompanying statements of operations.

       Contribution From Dental Offices

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

In those instances when payment is not received at the time of service, the Offices record receivables without collateral from their patients, most of who are local residents and are insured under third-party payor agreements. Management continually monitors and periodically adjusts the allowances associated with these receivables.

       Property and Equipment

Property and equipment are stated at cost or fair market value at dates of acquisition, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the lease. Equipment held under capital lease obligations is amortized on a straight-line basis over the shorter of the lease term or estimated life of the asset. Depreciation was $829,988, $390,891, and $265,967 for the years ended December 31, 1998, 1997 and 1996, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

The Company reviews the recorded amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the Offices acquired over the remaining amortization periods, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each dental Office's relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of the dental Offices and the impact on the net revenue earned by the Company, and legal and regulatory factors governing the practice of dentistry.

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

       Income Taxes

The Company accounts for income taxes (Note 11) pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

       Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per Share".

                                                          Years Ended December 31,
                               ------------------------------------------------------------------------------
                                                1998                                    1997
                               --------------------------------------   -------------------------------------
                                                             Per                                     Per
                                                            Share                                   Share
                                 Income         Shares      Amount         Income      Shares       Amount
                               -----------   -----------  -----------   -----------  -----------  -----------
Basic EPS
     Income (loss) before
       cumulative effect of
       change in accounting
       principle               $   714,649     6,239,671  $       .12   $    33,815    3,218,392  $       .01
     Cumulative effect of
       change in accounting
       principle                   (39,162)         --           (.01)         --           --           --
                               -----------   -----------  -----------   -----------  -----------  -----------

     Net income (loss)         $   675,487     6,239,671  $       .11   $    33,815    3,218,392  $       .01
                               ===========   ===========  ===========   ===========  ===========  ===========
Diluted EPS
     Income (loss) before
       cumulative effect of
       change in accounting
       principle               $   714,649     6,444,982  $       .11   $    33,815    3,456,973  $       .01
     Cumulative effect of
       change in accounting
       principle                   (39,162)         --           (.01)         --           --           --
                               -----------   -----------  -----------   -----------  -----------  -----------
       Net income (loss)       $   675,487     6,444,982  $       .10   $    33,815    3,456,973  $       .01
                               ===========   ===========  ===========   ===========  ===========  ===========
                                      Years Ended December 31,
                               --------------------------------------
                                               1996
                               --------------------------------------
                                                                Per
                                                              Share
                                  Loss          Shares        Amount
                               -----------   -----------   -----------
Basic EPS
     Income (loss) before
       cumulative effect of
       change in accounting
       principle               $  (335,278)    3,296,543   $      (.10)
     Cumulative effect of
       change in accounting
       principle                      --            --            --
                               -----------   -----------   -----------

     Net income (loss)         $  (335,278)    3,296,543   $      (.10)
                               ===========   ===========   ===========
Diluted EPS
     Income (loss) before
       cumulative effect of
       change in accounting
       principle               $  (335,278)    3,296,543   $      (.10)
     Cumulative effect of
       change in accounting
       principle                      --            --            --
                               -----------   -----------   -----------
       Net income (loss)       $  (335,278)    3,296,543   $      (.10)
                               ===========   ===========   ===========

The difference between basic earnings per share and diluted earnings per share for 1998 and 1997 relates to the effect of 205,311 and 238,581, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

All options and warrants to purchase common shares were excluded from the computation of diluted earnings per share in 1996 since they were antidilutive as a result of the Company's net loss in that year. The conversion of the May and December Debentures were excluded from diluted earnings per share for 1997 as the effect of the exclusion of the related interest expense for 1997 would have an anti-dilutive effect on diluted earnings per share.

       Comprehensive Income

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998. For 1998, 1997 and 1996 net income and comprehensive income were the same.

       Costs of Start-up Activities

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP provides guidance on the reporting of start-up costs and organization costs and requires the Company to expense these costs (as defined by the SOP) as they are incurred. The Company adopted SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, in the first quarter of 1998. Initial application of this SOP was reported as a cumulative effect of a change in accounting principle in 1998, resulting in a $39,162 decrease in net income for 1998.

       Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS No.
133 will have no impact to the Company.

       Reclassification

Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1998.

(3)    ACQUISITIONS

During 1998, 1997 and 1996, the Company acquired various dental practices. In connection with each Office acquisition, the Company entered into contractual arrangements, including Management Agreements, which have a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has perpetual and unilateral control over the assets and business operations of the Offices. Accordingly, these acquisitions are considered business combinations.

       1998 Acquisitions

On February 27, 1998, the Company acquired all of the assets of a New Mexico partnership (Perfect Teeth/Alice) and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in Common Stock of the Company. On April 27, 1998, the Company acquired all of the assets of three Colorado dental practices, two in the Denver metro area (Perfect Teeth/West Jewell and Perfect Teeth/South Broadway) and one in Boulder (Perfect Teeth/Folsom) for a total purchase price of $1,800,000 all payable in cash. On July 15, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona (Perfect Teeth/Bell Road and 64th Street) for a total purchase price of $791,000 all payable in cash. On August 14, 1998, the Company acquired all of the assets of a dental practice in Colorado Springs, Colorado (Perfect Teeth/South 8th Street) for a total purchase price of $351,000 all payable in cash. On September 18, 1998, the Company acquired all of the assets of a dental practice in Albuquerque, New Mexico (Perfect Teeth/Cubero) for a total purchase price of $320,000. The consideration consisted of $120,000 payable in cash and a $200,000 note payable with a term of 36 months and an interest rate of 8%. On September 28, 1998, the Company acquired all the assets of a Colorado partnership (Perfect Teeth/Mississippi) and obtained certain rights to manage the practice for a total purchase price of $1,128,000. The consideration consisted of $855,000 payable in cash, $45,000 payable in Common Stock of the Company and the assumption of certain obligations in the amount of $228,000. On September 29, 1998, the Company acquired all of the assets of a dental practice in Scottsdale, Arizona (Perfect Teeth/Shea and 90th Street) for a total purchase price of $704,000. The consideration consisted of $604,000 payable in cash and a $100,000 note payable with a term of 60 months and an interest rate of 8%. On September 30, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona (Perfect Teeth/Thomas and 15th Avenue) for a total purchase price of $295,000 all payable in cash.

       1997 Acquisitions

The Company acquired all the assets of three dental practices for a total purchase price of $645,000, at various dates from February 1997 through May 1997. All the assets in another Colorado practice (Perfect Teeth/Yale) and certain rights to manage the practice were acquired in April 1997. The Company acquired two unrelated New Mexico dental practices for approximately $457,500 in August 1997. On September 8, 1997, the Company acquired nine dental practices, operated under the name of Gentle Dental, located in Colorado for $3.5 million.

       1996 Acquisitions

On May 29, 1996, the Company acquired all the assets and assumed certain liabilities of Family Dental Care Fort Collins, a sole proprietorship, Family Dental Group I, P.C., a Colorado professional corporation and Family Dental Care Westminster, a Colorado general partnership, collectively "Family Dental Acquisition" for $3,284,018. Family Dental Acquisition consists of seven Offices located in Colorado. At various dates between July 3, 1996 and September 17, 1996 the Company acquired all the assets of four dental practices for a total purchase price of $470,000. In addition, in August 11, 1996, the Company acquired the operating assets in a Colorado practice ("Perfect Teeth/East Cornell") and obtained certain rights to manage the practice.

The acquisitions described above have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. The Company does not expect the final allocations to differ significantly from the amounts estimated at date of acquisition. The estimated fair value of assets acquired and liabilities assumed for these acquisitions are summarized as follows:

                                                              1998               1997               1996
                                                         Acquisitions(1)    Acquisitions(2)    Acquisitions(3)
                                                         --------------     --------------     --------------
                          Accounts receivable, net       $      175,000     $      179,920     $      218,786
                          Property and equipment, net           376,000            221,478            522,468
                          Other assets                             --              225,549               --
                          Liabilities assumed                   (17,061)          (470,270)          (490,320)
                          Intangible assets                   3,727,461          4,443,323          3,488,084
                          Less:  Fair value of Common
                             Stock issued                          --                 --              (15,000)
                          Deferred purchase price
                             (payable in cash)                 (300,000)        (1,642,000)           (90,000)
                                                         --------------     --------------     --------------
                          Cash purchase price            $    3,961,400     $    2,958,000     $    3,634,018
                                                         ==============     ==============     ==============

(1)      Excluding acquired interest in Alice and Mississippi

(2)      Excluding acquired interest in Yale

(3)      Excluding acquired interest in East Cornell

Alice, Mississippi, East Cornell and Yale are not treated as business combinations because the contractual arrangements do not provide complete and unilateral control of the operations of the Offices.

Operating results of the acquired practices are included in the accompanying statements of operations from the date of acquisition. The following unaudited pro forma information reflects the effect of the 1997 Acquisitions (excluding
Yale) and the 1998 Acquisitions (excluding Alice and Mississippi) on the consolidated results of operations of the Company as if the acquisitions occurred at January 1, 1997. Actual results may differ substantially from pro forma results and cannot be considered indicative of future operations.

                                                             Years Ended December 31,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
              Net revenue                                  $ 21,736,000    $ 21,088,000
                                                           ============    ============
              Net income                                   $    311,000    $    156,000
                                                           ============    ============
              Net income per common share, basic           $        .05    $        .05
                                                           ============    ============

In connection with the agreements with the dentists associated with East Cornell, Yale, Alice and Mississippi, whereby the Company acquired an interest in the practices and obtained the rights to manage the practices, the Company recorded intangible assets of $2,090,500 related to the Management Agreements obtained in these transactions. In each case, the dentist has an option to put the remaining interest in the Office to the Company at an exercise price, which is calculated based upon the performance of the Office (the "put option price"). The option is exercisable contingent upon certain conditions as outlined in the agreement. The option exercise periods generally begin three years after the date of acquisition and run for seven years. The excess of the put option price over the fair value of the remaining interest (if any) will be charged to earnings or, if the put option is exercised, the amount paid will be recorded as an additional cost of acquisition.

(4) NOTES RECEIVABLE - RELATED PARTIES


Notes receivable from related parties consist of the following:

                                                                       December 31,
                                                                  -------------------------
                                                                     1998           1997
                                                                  ----------     ----------
         Note receivable from CEO and shareholder, unsecured,
             principal and interest due, December 31, 1999,
             interest rate of 6% per annum                        $   25,000     $   25,000
         Note receivable from affiliated dentist, unsecured,
             monthly principal and interest payments, interest
             rate of 8% per annum, due July 20, 1999                   3,746         13,559
         Note receivable from affiliated dentist, unsecured,
             monthly principal and interest payments of $845,
             interest rate at 5%, due June 20, 1998                     --            5,000
                                                                  ----------     ----------
                                                                      28,746         43,559
             Less - current maturities                               (28,746)       (35,507)
                                                                  ----------     ----------

             Notes receivable - related parties, long-term        $     --       $    8,052
                                                                  ==========     ==========

(5) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    December 31,
                                                             ---------------------------
                                                                1998            1997
                                                             -----------     -----------
         Dental equipment                                    $ 2,440,330     $ 1,331,737
         Furniture and fixtures                                  494,594         317,746
         Leasehold improvements                                2,567,577       1,099,873
         Computer equipment                                    1,363,323         549,451
         Instruments                                             245,047            --
                                                             -----------     -----------
                                                               7,110,871       3,298,807

         Less - accumulated depreciation and amortization     (1,497,850)       (667,862)
                                                             -----------     -----------
         Property and equipment, net                         $ 5,613,021     $ 2,630,945
                                                             ===========     ===========

Property and equipment held under capital leases included in the above balances and the related accumulated amortization is as follows:

                                                           December 31,
                                                    ---------------------------
                                                       1998            1997
                                                    -----------     -----------
         Leased property and equipment              $   103,277     $   103,277
             Less - accumulated amortization            (73,250)        (52,594)
                                                    -----------     -----------
         Leased property and equipment, net         $    30,027     $    50,683
                                                    ===========     ===========

(6) DEFERRED CHARGES, OTHER ASSETS AND DEFERRED OFFERING COSTS


Deferred charges and other assets consist of the following:

                                                             December 31,
                                                      --------------------------
                                                         1998           1997
                                                      -----------    -----------
         Deferred debenture costs, net                $      --      $   288,286
         Organization costs, net                             --           36,722
         Deferred financing costs, net                     64,164         27,711
         Office development costs                         193,298         28,713
         Deposits                                         147,014         76,759
                                                      -----------    -----------
                                                      $   404,476    $   458,191
                                                      ===========    ===========

Deferred debenture costs outstanding as of December 31, 1997 were associated with the 9% convertible subordinated debentures issued in May and December 1996 which were converted to Common Stock of the Company on February 11, 1998 (Note
8). Organization Costs were written off in connection with the implementation of SOP 98-5 (Note 2). Deferred financing costs are related to the acquisition and amendment of the revolving credit agreement and are amortized over the life of the revolver of three years (Note 8). Office development costs represent capital costs to third parties incurred in connection with pending acquisitions or new Offices, which are in the process of being opened. These costs will be capitalized when the acquisitions are finalized or when the new Offices are opened, and will be expensed if the acquisition is not completed. During the year ended December 31, 1997, the Company incurred a charge of $252,234 related to costs for an acquisition that was not completed.

Costs associated with the Company's initial public offering (the "Offering") of $846,528 were deferred at December 31, 1997. On February 11, 1998, the Company completed the Offering and offset these costs against the proceeds of the Offering, (see Note 9).

(7) INTANGIBLE ASSETS


Intangible assets consist of Management Agreements:

                                                                       December 31,
                                            Amortization      ----------------------------
                                              Period             1998            1997
                                            ------------     ------------     ------------
         Management agreements                  25 years     $ 14,715,142     $  9,313,685
         Less - accumulated amortization                         (837,693)        (365,733)
                                                             ------------     ------------
         Intangible assets, net                              $ 13,877,449     $  8,947,952
                                                             ============     ============

(8) DEBT

Debt consists of the following:

                                                                                              December 31,
                                                                                   ---------------------------------
                                                                                       1998                1997
                                                                                   --------------     --------------
    Revolving credit agreement with a bank not to exceed
       $20.0 million, interest payable quarterly at a rate of prime plus 0.5%
       (8.25% at December 31, 1998), due in February 2001                          $    2,867,856     $      350,000
    Term Loan with a bank, interest at 9%.  Paid in February 1998                            --            2,000,000
    Acquisition notes payable:
       Due in December 1999, interest at 7%, monthly principal
          and interest payments of $2,239                                                  27,948             50,000
       Due in May 2000, interest at 9%, monthly principal and
          interest payments of $2,544                                                      38,222             64,034
       Due in September 2002, interest at 9%, monthly principal and
          interest payments of $2,325                                                      88,458            105,993
       Due in September 2000, interest at 8%, monthly principal and
          interest payments of $28,387, paid in February 1998                                --            1,342,686
       Due in May 2002; interest at 8%;  monthly principal and
          interest payments of $2,247                                                      80,277             97,803
       Due in September 2002; interest at 8.%; monthly principal and
          interest payments of $6,267                                                     184,333               --
       Due in October 2003; interest at 8.%; monthly principal and
          interest payments of $2,028                                                      97,295               --
    Convertible subordinated debentures maturing May 15, 2001
       (the "May Debentures"), interest payable semi-annually at a rate of 9%,
       20% of outstanding principal redeemable by the Company in 1999 and 2000, conversion price for the stock is $3.82 per share (converted to Common
       Stock in February 1998)                                                               --            4,970,000
    Convertible subordinated debentures maturing December 27, 2001,
       (the "December Debentures"), interest payable semi-annually at a rate of
       9%, 20% of outstanding principal redeemable by the Company in 1999 and
       2000, conversion price for the stock is $5.45 per share (converted to
       Common Stock in February 1998)                                                        --            1,810,000
    Notes payable assumed for an affiliated dentist; with monthly aggregate principal and interest payments of $2,678;
       average interest rate of 14%; maturing August 2000
       to December 2000                                                                    33,682             64,505
    Note payable; interest at 9.25% at December 31, 1998;
       Monthly principal and interest payments of $694                                     92,361               --
                                                                                   --------------     --------------
                                                                                        3,510,432         10,855,021
    Less - current maturities                                                            (276,331)          (682,907)
                                                                                   --------------     --------------
    Long-term debt                                                                 $    3,234,101     $   10,172,114
                                                                                   ==============     ==============

       Line of Credit

Under the Company's Credit Facility (as amended on December 31, 1998), during its three-year term, the Company may borrow up to $20.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

       Conversion of the Debentures

In August 1997, the Company requested the holders of the December Debentures and May Debentures to convert their debentures at the conversion rate of $5.45 and $3.82 per share, respectively, concurrent with the initial public offering. In return for this early conversion, the Company agreed to pay six months of additional interest and allow some of the shares obtained from the conversion to be included in the public offering. The additional interest cost of $305,100 was expensed upon completing the conversion and payment of the interest. All holders of debentures agreed to this early conversion. Therefore, on February 11, 1998, all outstanding debentures were converted into 1,633,142 shares of Common Stock of the Company. Upon conversion of the Debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of approximately $280,000.

The scheduled maturities of debt are as follows:


          Years ending December 31,
            1999                                             $  276,331
            2000                                                168,722
            2001                                              2,992,905
            2002                                                 52,874
            2003                                                 19,600
            Thereafter                                             --
                                                             ----------
                                                             $3,510,432
                                                             ==========

(9) SHAREHOLDERS' EQUITY

      Initial Public Offering

The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 11, 1998. The gross proceeds to the Company in the offering were $12,836,712 and the expenses incurred were as follows: (i) $1,370,671 for the underwriters discount and non-accountable expense allowance; and (ii) approximately $1,171,241 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds in the offering of approximately $10,300,000 as follows: (i) approximately $2,600,000 was used to repay the Company's outstanding indebtedness under a bank line of credit (the "Credit Facility"), including accrued and unpaid interest; (ii) approximately $1,300,000 was used to repay a note issued in connection with the Gentle Dental Acquisition; and (iii) approximately $5,800,000 was used to acquire 10 dental practices located in Colorado, New Mexico and Arizona. The Company also opened three de novo practices in Colorado and New Mexico. The remaining proceeds from the initial public offering were used by the Company to acquire leasehold improvements, dental equipment, furniture and fixtures and computer equipment.

      Treasury Stock

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. As of December 31, 1998 the Company, in 11 separate transactions, purchased approximately 58,000 shares of its Common Stock for total consideration of $ 241,563 at prices ranging from $ 3.63 to $4.81 per share.

Through February 26, 1999, the cumulative activity for this program (34 separate transactions) has resulted in the purchase of approximately 391,000 shares of Common Stock for total consideration of $1,245,767 at prices ranging from $2.81 to $4.81 per share.

      Stock Option Plans

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

The Dental Center Plan (the "Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 641,900 shares of Common Stock reserved for issuance. The Dental Center Plan provides for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee appointed by the Board of Directors, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed 10 years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to more than 10% stockholders. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three to five equal annual installments.

A summary of stock options under both the Employee and the Dental Center Plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                          1998                           1997                          1996
                               ---------------------------    ---------------------------    ---------------------------
                                                 Weighted                      Weighted                       Weighted
                                                 Average                       Average                        Average
                                                 Exercise                      Exercise                       Exercise
                                 Shares           Price         Shares          Price          Shares           Price
                               -----------     -----------    -----------     -----------    -----------     -----------
Outstanding at beginning of
    year                           441,221     $      5.48        361,273     $      3.12         23,567     $      1.96
        Granted                    279,700     $      6.49        198,824     $      8.28        340,457     $      3.20
        Canceled                  (120,364)    $      5.68       (118,668)    $      3.04         (2,751)    $      2.76
        Exercised                  (15,917)    $      3.16           (208)    $      2.09           --       $      --
                               -----------                    -----------                    -----------
Outstanding at end of
    year                           584,640                        441,221                        361,273
                               ===========                    ===========                    ===========
Exercisable at end of
    year                           242,967                        149,575                         15,100
                               ===========                    ===========                    ===========
Weighted average fair value
    of options granted         $      3.19                    $      2.48                    $      0.92
                               ===========                    ===========                    ===========

The following table summarizes information about the options outstanding at December 31, 1998:

                                             Options Outstanding                                Options Exercisable
                              -----------------------------------------------------    ----------------------------------
                                                   Weighted
                                  Number            Average             Weighted          Number             Weighted
                                Outstanding        Remaining             Average        Exercisable           Average
                                December 31,       Contractual          Exercise        December 31,          Exercise
Range of Exercise Prices           1998               Life               Price              1998               Price
-------------------------     ---------------    ---------------    ---------------    ---------------    ---------------
     $1.96-- 3.96                     139,323               4.50    $          2.73            125,689    $          2.69
     $3.97-- 5.94                     112,738               4.70    $          4.74             38,796    $          4.50
     $5.95-- 7.92                     208,320               5.40    $          6.86             13,389    $          7.31
     $7.93-- 9.90                     124,259               4.90    $          9.30             65,093    $          9.67
                              ---------------    ---------------    ---------------    ---------------    ---------------
     $1.96-- 9.90                     584,640               4.90    $          5.98            242,967    $          5.10
                              ===============    ===============    ===============    ===============    ===============

       Warrants

At December 31, 1998 and 1997, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 381,041 shares of the Company's Common Stock. Total warrants of 90,169 were issued in connection with the private placement of the Company's Common Stock, 137,733 for the issuance of convertible subordinated debentures and 119,210 for personal guarantees provided for certain Company bank debt. The warrants granted for the personal guarantees of Company bank debt included 27,510 to each of the three founders and 36,680 to the father of two of the founders. In August 1997, this individual was issued 34,380 shares of Common Stock in a cashless exercise of the warrants.


A summary of warrants as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                                          1998                           1997                          1996
                               ---------------------------    ---------------------------    ---------------------------
                                                 Weighted                      Weighted                       Weighted
                                                 Average                       Average                        Average
                                                 Exercise                      Exercise                       Exercise
                                 Shares           Price         Shares          Price          Shares           Price
                               -----------     -----------    -----------     -----------    -----------     -----------
Outstanding at beginning of
    year                           381,041           $3.81        388,377     $      3.34        126,849     $      1.55
       Granted                          --              --         29,344     $      6.04        261,528     $      4.20
       Canceled                         --              --             --              --             --              --
       Exercised                        --              --        (36,680)    $       .54             --              --
                               -----------                    -----------                    -----------
Outstanding at end of
    year                           381,041                        381,041                        388,377
                               ===========                    ===========                    ===========
Warrants exercisable at
    end of year                    381,041                        360,409                        347,112
                               ===========                    ===========                    ===========
Weighted average exercise
    price of warrants
    outstanding                                      $3.81                    $      3.81                    $      3.34
                                               ===========                    ===========                    ===========
Weighted average remaining
    contractual life at end of
    year                                              2.49                           3.77                           4.33
                                               ===========                    ===========                    ===========

The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:

                                                              1998              1997             1996
                                                         -------------      --------------   ------------
                  Risk-free interest rate                     5.31%                5.63%           5.52%
                  Expected dividend yield                        0%                   0%              0%
                  Expected lives                          3.4 years            3.8 years      3.93 years
                  Expected volatility                           68%                  61%             61%


To estimate lives of options for this valuation, it was assumed options will be exercised one year after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. As the Company's Common Stock was not yet publicly traded in 1997 or 1996, the expected market volatility was based on the volatility of comparable publicly traded companies. Actual volatility of the Company's Common Stock was used for 1998. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted was computed to be approximately $595,510, $550,113 and $368,872, for the years ended December 31, 1998, 1997, and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $259,429, $196,670, and $136,105 for the years ended December 31, 1998, 1997 and 1996, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per common share would have been reported as follows:

                                                              1998            1997            1996
                                                           -----------     -----------     -----------
     Net income (loss):
         As reported                                       $   675,487     $    33,815     $  (335,278)
         Pro forma                                         $   544,529     $  (162,855)    $  (471,383)
     Net income (loss) per share, basic:
         As reported                                       $       .11     $       .01     $      (.10)
         Pro forma                                         $       .09     $      (.05)    $      (.14)

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

(10)   COMMITMENTS AND CONTINGENCIES


       Operating and Capital Lease Obligations

The Company leases certain office equipment and office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $1,480,939, $659,902 and $361,102 for the three years ended December 31, 1998, respectively. Rent expense for leases with related parties for the years ended December 31, 1998 and 1997 totaled $232,484 and $126,609, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

                  Years ending December 31,
                     1999                                    $ 1,586,889
                     2000                                      1,469,720
                     2001                                      1,278,268
                     2002                                        960,619
                     2003                                        526,165
                     Thereafter                                  864,901
                                                             -----------
                                                             $ 6,686,562
                                                             ===========

Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effects of these rent escalations on a straight-line basis over the lease terms. The Company leases certain types of equipment under capital leasing arrangements. The future minimum lease payments are as follows:

                  Years ending December 31,
                     1999                                              $ 23,092
                     2000                                                 5,482
                     2001                                                 1,576
                                                                       --------
                  Total principal and interest                           30,150

                  Less: interest                                         (2,833)
                                                                       --------
                  Total principal                                        27,317
                  Less: current portion                                 (20,996)
                                                                       --------
                                                                       $  6,321
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

(11)   INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 1998, the Company has available tax net operating loss carryforwards of approximately $105,000.

Income tax expense for the years ended December 31, consists of the following:

                                                                     1998          1997        1996
                                                                 ------------  -----------  -----------
                  Current:
                     Federal                                     $    301,588  $    13,926  $        --
                     State                                             29,271        1,352           --
                     Utilization of net
                        operating loss                               (246,328)     (15,278)          --
                                                                 ------------  -----------  -----------
                                                                       84,531           --           --
                                                                 ------------  -----------  -----------
                  Deferred:
                     Federal                                          235,060      (31,648)    (111,615)
                     State                                             22,680       (3,072)     (10,833)
                     Valuation allowance
                        (decrease) increase                          (213,800)      34,720      122,448
                                                                 ------------  -----------  -----------
                                                                       43,940           --           --
                                                                 ------------  -----------  -----------
                                                                 $    128,471  $        --  $        --
                                                                 ============  ===========  ===========


The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of net income (loss) before taxes):

                                                          1998            1997            1996
                                                       ----------      ----------      ----------
                  Statutory federal income tax
                     expense (benefit)                       34.0%           34.0%          (34.0)%
                  State income tax effect, net                3.3             3.3            (3.3)
                  Effect of permanent differences              .6            --              --
                  Valuation allowance, net change           (30.9)          (37.3)           37.3
                  Other                                       9.0            --              --
                                                          -------         -------         -------
                                                             16.0%           --  %           --  %
                                                          =======         =======         =======

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                            December 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
         Deferred tax assets:
             Tax loss carryforwards                   $   39,265     $  207,300
             Accruals not currently deductible            65,180           --
             Allowance for doubtful accounts              69,184         36,700
             Depreciation for books over tax              12,105         35,200
                                                      ----------     ----------
                                                         185,734        279,200
         Deferred tax liabilities:
             Intangible asset amortization for tax
                over books                              (229,674)       (58,000)
             Accruals                                       --           (7,400)
                                                      ----------     ----------
             Net deferred tax (liability) asset          (43,940)       213,800
             Valuation allowance                            --         (213,800)
                                                      ----------     ----------
                                                      $  (43,940)    $     --
                                                      ==========     ==========

The Company established a valuation allowance at December 31, 1997, due to the uncertainty of the utilization of tax loss carryforwards against future taxable income.

(12) BENEFIT PLANS

     Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 2% of each employee's compensation. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the year ended December 31, 1998 the Company accrued $25,000 which will be contributed to the plan during 1999 and contributed $15,000 related to the 1997 fiscal year. The Company did not make any contributions to the plan during the year ended December 31, 1997.

     Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.


(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable and capital lease obligations are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 1998 and 1997. The fair value of the Company's convertible subordinated debentures at December 31, 1997 was estimated to be approximately $11.4 million.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following summarizes certain quarterly results of operations:

                                           Contribution                      Net Income
                                              From            Net            (Loss) Per
                           Net               Dental          Income        Share of Common
                          Revenue           Offices          (Loss)        Stock (Diluted)
                        -------------    -------------    -------------     -------------
1998 quarter ended:
  March 31, 1998        $   4,651,337    $   1,137,388    $      62,806     $         .01
  June 30, 1998             5,609,017        1,442,385          509,776               .07
  September 30, 1998        5,855,388        1,383,654          383,550               .06
  December 31, 1998         5,624,923          490,583         (280,645)             (.04)
                        -------------    -------------    -------------     -------------
                        $  21,740,665    $   4,454,010    $     675,487     $         .10
                        =============    =============    =============     =============
1997 quarter ended:
  March 31, 1997        $   2,327,825    $     538,837    $      59,347     $         .02
  June 30, 1997             2,899,444          704,958          207,004               .06
  September 30, 1997        3,356,190          747,977          (30,941)             (.01)
  December 31, 1997         4,158,834          599,953         (201,595)             (.06)
                        -------------    -------------    -------------     -------------
                        $  12,742,293    $   2,591,725    $      33,815     $         .01
                        =============    =============    =============     =============

As a result of the implementation of SOP 98-5 effective January 1, 1998, net income and net income per share of common stock (diluted) for the first quarter of 1998 as reported above varies from the amounts originally reported on prior Form 10-Q.

(15) REPORTABLE BUSINESS SEGMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in 1998.

The Company operates in one business segment, which is to manage dental group practices. The Company currently manages Offices in the states of Arizona, Colorado and New Mexico. All aspects of the Company's business are structured on a practice-by-practice basis. Financial analysis and operational decisions are made at the Office level, the Company does not evaluate performance criteria based upon geographic location, type of service offered or sources of revenue.

(16) SUBSEQUENT EVENT

On February 11, 1999, the Company acquired all the assets of a Colorado sole proprietorship (Perfect Teeth/Glendale Dental) and obtained certain rights to manage the practice for a total purchase price of approximately $760,000. The consideration consisted of $665,000 payable in cash, $35,000 payable in Common Stock of the Company and the assumption of certain obligations of approximately $60,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of stockholders to be held on or about May 27, 1999 and is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets -
                           December 31, 1998 and 1997

                  Consolidated Statements of Operations -
                           Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity Years ended
                           December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows Years ended December 31,
                           1998, 1997 and 1996

                  Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

                  Report of Independent Accountants on Schedule

                  II -     Valuation and Qualifying Accounts Three Years ended
                             December 31, 1998

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)      Reports on Form 8-K:

         None

(c)      Exhibits:

 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT
 ------                   -----------------------
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

 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT
 ------                   -----------------------
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

 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT
 ------                   -----------------------
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

10.32     Third Amendment to Loan Documents date September 31, 1998 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange
          Commission on November 16, 1998.

10.33     Fourth Amendment to Loan Document dated December 31, 1998 between the
          Registrant and Key Bank of Colorado.

27.1      Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation

/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive             March 31, 1999
--------------------------------          Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive             March 31, 1999
--------------------------------          Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)


/s/ Mark A. Birner                        President and Director                             March 31, 1999
--------------------------------
Mark A. Birner, D.D.S.


/s/ Dennis N. Genty                       Chief Financial Officer, Secretary,                March 31, 1999
--------------------------------          Treasurer and Director (Principal
Dennis N. Genty                           Financial and Accounting Officer)


/s/ Florence M. Welch                     Chief Operating Officer                            March 31, 1999
--------------------------------
Florence M. Welch


                                          Director                                           March 31, 1999
--------------------------------
James M. Ciccarelli


                                          Director                                           March 31, 1999
--------------------------------
Steven M. Bathgate

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted accounting standards, the consolidated financial statements of Birner Dental Management Services, Inc. included in this Form 10-K and have issued our report thereon dated February 26, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP



Denver, Colorado,
February 26, 1999.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                     II - VALUATION AND QUALIFYING ACCOUNTS

                                         Column C - Additions
                                      -------------------------
                      Column B
                     Balance at       Charged to     Charged to                        Column E
    Column A        beginning of      costs and         other         Column D      Balance at end
  Description          period          expenses      accounts *      Deductions        of period
  -----------       ------------      ----------     ----------      ----------     --------------
      1998           $  97,746         $ 58,069      $ 141,096        $     -         $  296,911
      1997           $  26,200         $ 71,546      $       -        $     -         $   97,746
      1996           $   2,400         $ 23,800      $       -        $     -         $   26,200

---------------

* Allowance recorded, as the result of accounts receivable acquired.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT
 ------                   -----------------------
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

 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT
 ------                   -----------------------
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

 EXHIBIT
 NUMBER                   DESCRIPTION OF DOCUMENT
 ------                   -----------------------
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

10.32     Third Amendment to Loan Documents date September 31, 1998 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange
          Commission on November 16, 1998.

10.33     Fourth Amendment to Loan Document dated December 31, 1998 between the
          Registrant and Key Bank of Colorado.

27.1      Financial Data Schedule.