Form 10-K/A
period 1998-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1999-04-30
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                     December 31, 1998
                                           -----------------------------

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ---------------

                    Commission file number:
                                           ------------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                         0-23367
--------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


               3801 EAST FLORIDA AVENUE
               SUITE 508
               DENVER, COLORADO                             80210
--------------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)


Registrant's telephone number:  (303) 691-0680
                                --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

     None.                            None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         --------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held as of March 22, 1999 by non-affiliates of the Registrant was $14,200,076. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 4,207,430 shares of voting stock are held by non-affiliates. As of March 22, 1999, the Registrant had 6,265,812 shares of its common stock outstanding.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning each of the directors and executive officers of the Company. All directors shall serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Board of Directors.


               NAME                    AGE                                   POSITION
               ----                    ---                                   --------
Frederic W.J. Birner                   41     Chairman of the Board, Chief Executive Officer and Director
Mark A. Birner, D.D.S.                 39     President and Director
Dennis N. Genty                        41     Chief Financial Officer, Secretary, Treasurer and Director
Florence M. Welch                      51     Chief Operating Officer
Michael A. Iacoboni, D.D.S.            50     Vice President
James M. Ciccarelli                    46     Director
Steven M. Bathgate                     44     Director


BUSINESS BIOGRAPHIES

Frederic W.J. Birner is a founder of the Company and has served as Chairman of the Board and Chief Executive Officer since the Company's inception in May 1995. From May 1992 to September 1995, he was employed as a Senior Vice President in the Corporate Finance Department at Cohig & Associates, Inc., an investment banking firm. From 1983 to February 1992, Mr. Birner held various positions with Hanifen, Imhoff, Inc., an investment banking firm, most recently as Senior Vice President in the Corporate Finance Department. Mr. Birner received his M.S. degree from Columbia University and his B.A. degree from The Colorado College. Mr. Birner is the brother of Mark A. Birner, D.D.S.

Mark A. Birner, D.D.S. is a founder of the Company and has served as President, and as a director, since the Company's inception in May 1995. From February 1994 to October 1995, Dr. Birner was the owner and operator of three individual dental practices. From 1986 to February 1994, he was an associate dentist with the Family Dental Group. Dr. Birner received his D.D.S. and B.A. degrees from the University of Colorado and completed his general practice residency at the University of Minnesota in Minneapolis. Dr. Birner is the brother of Frederic W.J. Birner.

Dennis N. Genty is a founder of the Company and has served as Secretary since May 1995, and as Chief Financial Officer, Treasurer, and as a director, since September 1995. From October 1992 to September 1995, he was employed as a Vice President in the Corporate Finance Department at Cohig & Associates, Inc., an investment banking firm. From May 1990 to October 1992, he was a Vice President in the Corporate Finance

Department at Hanifen, Imhoff, Inc., an investment banking firm. Mr. Genty received his M.B.A. degree from Columbia University and his B.S. degree from the Colorado School of Mines.

Florence M. Welch joined the Company as Chief Operating Officer in July 1998. From April 1996 to July 1998, she was the Chief Financial Officer/Senior Director of Finance and Administration for the Certified Financial Planner Board of Standards, Inc., a professional regulatory organization. From December 1989 to September 1995, she held various positions with Intelligent Electronics, Inc., a high technology distribution and services company, most recently as Vice President/Controller in the Reseller Network Division. Ms. Welch received her M.S. from the University of Colorado and her B.S. degree from American University.

Michael A. Iacoboni, D.D.S., M.P.H. sold his practice to the Company in September 1996. He served the Company as a contract consultant until joining the Company full time as Vice President in May 1998. His service emphasis is provider relations and quality assurance. Dr. Iacoboni has extensive professional contacts within organized dentistry and the State of Colorado Dental regulatory agency. He publishes a state dental Journal in Colorado. He is an Associate Faculty member at University of Northern Colorado. He received his D.D.S. from University of California at Los Angeles and his M.P.H. from the University of Northern Colorado.

James M. Ciccarelli joined the Company as a consultant in August 1996 and has served as a director since November 1996. Mr. Ciccarelli is the Chairman of the Board and Chief Executive Officer of Wireless Telecom, Inc., a wireless data and network service provider. From September 1990 to March 1993, Mr. Ciccarelli was a Vice President of Intelligent Electronics, a high technology distribution and services company, and the President and CEO of its Reseller Network Division. From November 1988 to September 1990, Mr. Ciccarelli was the President of Connecting Point of America, a franchisor of retail computer stores.

Steven M. Bathgate became a director of the Company effective upon consummation of the Company's initial public offering in February 1998. Mr. Bathgate has served as a principal of Bathgate McColley Capital Corp. LLC, an investment banking firm, since its formation in January 1996. Mr. Bathgate held a number of positions from 1985 to 1996 at Cohig & Associates, Inc., an investment banking firm, including Chairman and Chief Executive Officer.

                               SECTION 16 REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than 10% of the outstanding shares of the Company to file with the Securities and Exchange Commission reports regarding changes in their beneficial ownership of shares in the Company. To the Company's knowledge and based solely on a review of the
Section 16(a) reports furnished to the Company, Mr. Iacoboni and Ms. Welch were late in filing their respective Initial Statements of Beneficial Ownership of Securities on Form 3 during 1998, and Mr. Bathgate was late in filing his Statement of Changes in Beneficial Ownership on Form 4 for the month of December 1998. All other Section 16(a) reports were filed on a timely basis.


ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation paid by the Company to the Chief Executive Officer and each of the executive officers of the Company who were paid total salary and bonus exceeding $100,000 during the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                   ANNUAL COMPENSATION      COMPENSATION
                                                   -------------------    -------------------
                                                                              SECURITIES
                                                                              UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION          FISCAL YEAR    SALARY       BONUS    OPTIONS/WARRANTS (#)   COMPENSATION
---------------------------          -----------   --------      -----    --------------------   ------------
Frederic W.J. Birner                    1998       $128,280      $  --         20,000 (1)            $1,280(6)
    Chairman of the Board and           1997       $110,185      $  --         21,170 (2)            $  --
    Chief Executive Officer             1996       $ 73,750      $  --         27,510 (3)            $  --



Mark A. Birner, D.D.S.                  1998       $128,280      $  --         20,000 (1)            $1,120(6)
    President and Director              1997       $ 78,288      $  --         21,170 (2)            $  --
                                        1996       $ 66,250      $  --         26,099 (4)            $  --



Dennis N. Genty                         1998       $108,123      $  --         20,000 (1)            $  --
    Chief Financial Officer             1997       $ 97,553      $  --         21,170 (2)            $  --
    Treasurer, Secretary and            1996       $ 70,750      $  --         16,930 (5)            $  --
    Director

-------------------

(1) Represents shares of Common Stock issuable upon (i) exercise of an option to purchase 10,000 shares of Common Stock granted on April 30, 1998 pursuant to the Employee Plan, with an exercise price of $8.53 per share and (ii) exercise of an option to purchase 10,000 shares of Common Stock granted on October 7, 1998 pursuant to the Employee Plan, with an exercise price of $5.36 per share.

(2) Represents shares of Common Stock issuable upon (i) exercise of an option to purchase 12,000 shares of Common Stock granted on October 31, 1997 pursuant to the Employee Plan, with an exercise price of $9.90 and (ii) exercise of a warrant to purchase 9,170 shares of Common Stock awarded on June 30, 1997, with an exercise price of $6.00 per share.

(3) Represents shares of Common Stock issuable upon exercise of an option to purchase 27,510 shares of Common Stock granted on February 14, 1996 pursuant to the Employee Plan, with an exercise price of $2.40 per share.

(4) Represents shares of Common Stock issuable upon exercise of an option to purchase 26,099 shares of Common Stock granted on February 14, 1996 pursuant to the Employee Plan, with an exercise price of $2.40 per share.

(5) Represents shares of Common Stock issuable upon exercise of an option to purchase 16,930 shares of Common Stock granted on February 14, 1996 pursuant to the Employee Plan, with an exercise price of $2.40 per share.

(6)  Life Insurance paid for by the Company.

OPTION GRANTS

The following table sets forth each grant of stock options made during the fiscal year ended December 31, 1998 to each Named Executive Officer:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE
                                  ---------------------------------------                -----------------------
                                   NUMBER OF     PERCENT OF                                VALUE AT ASSUMED
                                  SECURITIES    TOTAL OPTIONS   EXERCISE                 ANNUAL RATES OF STOCK
                                  UNDERLYING     GRANTED TO     OR BASE                  PRICE APPRECIATION FOR
                                    OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION         OPTION TERM (3)
NAME                              GRANTED(#)   FISCAL YEAR (1) ($/SH) (2)     DATE          5%            10%
----                              -----------  --------------- ----------  ----------    --------      --------
Frederic W.J. Birner                10,000          3.7%         $ 8.53     04/30/03     $ 23,884      $ 52,033
                                    10,000          3.7%         $ 5.36     10/07/03     $ 15,008      $ 32,696

Mark A. Birner, D.D.S.              10,000          3.7%         $ 8.53     04/30/03     $ 23,884      $ 52,033
                                    10,000          3.7%         $ 5.36     10/07/03     $ 15,008      $ 32,696

Dennis N. Genty                     10,000          3.7%         $ 8.53     04/30/03     $ 23,884      $ 52,033
                                    10,000          3.7%         $ 5.36     10/07/03     $ 15,008      $ 32,696

------------------

(1) Based on an aggregate of 272,500 shares subject to options granted to employees pursuant to the Employee Plan during the fiscal year ended December 31, 1998.

(2) Options were granted at an exercise price equal to 110% of the fair market value of the Common Stock, as determined by the Board of Directors on the date of grant.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (five years) and is calculated by assuming that the stock price on the date of grant as determined by the Board appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

OPTION EXERCISES AND HOLDINGS

The following table sets forth for the Named Executive Officers the number and value of securities underlying unexercised in-the-money options held as of December 31, 1998. None of the Named Executive Officers exercised any options during the fiscal year ended December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                NUMBER OF SECURITIES
                               UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED,
                                  OPTIONS HELD AT              IN-THE-MONEY OPTIONS AT
                                 DECEMBER 31, 1998              DECEMBER 31, 1998 (1)
                           ------------------------------    --------------------------
NAME                       EXERCISABLE      UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                       ------------     -------------    -----------  -------------
Frederic W.J. Birner          39,510            20,000        $  30,261         --
Mark A. Birner, D.D.S.        38,099            20,000        $  28,709         --
Dennis N. Genty               28,930            20,000        $  18,623         --

(1) VALUE IS BASED ON THE DIFFERENCE BETWEEN THE STOCK OPTION EXERCISE PRICE AND THE CLOSING PRICE OF THE COMMON STOCK ON THE NASDAQ NATIONAL MARKET ON DECEMBER 31, 1998 OF $3.50 PER SHARE.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No executive officer of the Company currently serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or as an executive officer of the Company. See "Director and Executive Compensation" and "Certain Transactions" for a description of transactions between the Company and members of the Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Currently, the entire Board of Directors makes all determinations with respect to executive officer compensation. The following report is submitted by the Board of Directors of the Company, in its capacity as Compensation Committee, pursuant to rules established by the Securities and Exchange Commission, and provides certain information regarding compensation of the Company's executive officers.

The Compensation Committee is responsible for establishing and administering a general compensation policy and program for the Company. The Compensation Committee also possesses all of the powers of administration under the Company's employee benefit plans, including all stock option plans and other employee benefit plans. Subject to the provisions of those plans, the Compensation Committee must determine the individuals eligible to participate in the plans, the extent of such participation and the terms and conditions under which benefits may be vested, received or exercised.

Compensation Policies. The Company's executive compensation policies are designed to complement the Company's business objectives by motivating and retaining quality members of senior management, by aligning management's interests with those of the Company's shareholders and by linking total compensation to the performance of the Company. The Company's executive compensation policies generally consist of equity-based long-term incentives, short-term incentives and competitive base salaries. The Compensation Committee will continue to monitor the performance of the Company and its executive officers in reassessing executive compensation.

Base Salary. The Compensation Committee reviews the base salaries of the Company's executive officers on an annual basis. Base salaries are determined based upon a subjective assessment of the nature and responsibilities of the position involved, the performance of the particular officer and of the Company, the officer's experience and tenure with the Company and base salaries paid to persons in similar positions with companies comparable to the Company.

Annual Bonus. Annual bonuses may be paid to the Company's executive officers at the discretion of the Compensation Committee. The Compensation Committee did not grant any such bonuses to executive officers during 1998.

Long-Term Incentives. The Company's long-term compensation strategy is focused on the grant of stock options under the stock option plans and warrants, which the Compensation Committee believes rewards executive officers for their efforts in improving long-term performance of the Common Stock and creating value for the Company's shareholders, and which the Compensation Committee believes aligns the financial interests of management with those of the Company's shareholders. During 1998, the Compensation Committee granted stock options to purchase 20,000 shares of Common Stock under the Company's Employee Stock Option Plan to each of three of the Company's executive officers (Frederic W.J. Birner, Mark A. Birner, D.D.S. and Dennis N. Genty) granted stock options to purchase 25,000 shares of Common Stock under the Company's Employee Stock Option Plan to one of the Company's executive officers (Michael A. Iacoboni), and granted stock options to purchase 50,000 shares of Common Stock under the Company's Employee Stock Option Plan to one of the Company's executive officers (Florence M. Welch).

Chief Executive Officer Compensation for Fiscal Year 1998. The compensation for Frederic W.J. Birner during 1998 consisted of grants of stock options, as well as a base salary. Based upon a subjective assessment of the performance of the Company and of Mr. Birner's contribution to that performance, in 1998 the Compensation Committee granted Mr. Birner options to purchase 20,000 shares of Common Stock pursuant to the Company's Employee Stock Option Plan. After a review of salaries for chief executive officers of dental practice management companies of similar size and performance, Mr. Birner was granted an increase in his base salary to an amount approximating the middle of the range of those salaries reviewed. Mr. Birner did not receive a cash bonus during 1998.

                                      COMPENSATION COMMITTEE

                                      Frederic W.J. Birner
                                      Mark A. Birner, D.D.S.
                                      Dennis N. Genty
                                      James M. Ciccarelli
                                      Steven M. Bathgate


PERFORMANCE GRAPH

The following line graph compares the percentage change from date of public offering (February 11, 1998) through December 31, 1998 for (i) the Common Stock,
(ii) a peer group (the "Peer Group") of companies selected by the Company that are predominantly dental management companies located in the United States, and
(iii) Nasdaq. The companies in the Peer Group are Apple Orthodontix, OrthAlliance, Ortho Centers of America, American Dental Partners, Castle Dental Centers, Coast Dental, Dental Care Alliance, Gentle Dental, Monarch Dental and Pentegra Dental.

[PERFORMANCE GRAPH APPEARS HERE]

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 15, 1999, by (i) all persons known by the Company to be the beneficial owners of 5% or more of the Common Stock, (ii) each director, (iii) each of the executive officers, and
(iv) all executive officers and directors as a group. Unless otherwise indicated, the address of each of the persons named below is in care of the Company, 3801 East Florida Avenue, Suite 508, Denver, Colorado 80210.

                                                   NUMBER OF SHARES
         NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED   PERCENT OF CLASS (1)(2)
         ------------------------                 ------------------   -----------------------
Frederic W.J. Birner (3)....................           856,941                 13.6%
Mark A. Birner, D.D.S. (4)..................           807,466                 12.8%
Dennis N. Genty (5).........................           555,280                  8.8%
James M. Ciccarelli (6).....................            43,099                   *
Steven M. Bathgate (7)......................            97,507                  1.6%
Lee Schlessman (8)..........................           527,321                  8.1%
Florence M. Welch (9).......................             1,000                   *
Michael A. Iacoboni, D.D.S. (10) ...........            11,250                   *
All executive officers and directors
  as a group (seven persons) (11)...........         2,372,543                 36.3%

----------------------
  *  Less than 1%

(1) BENEFICIAL OWNERSHIP IS DETERMINED IN ACCORDANCE WITH THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND GENERALLY INCLUDES VOTING OR INVESTMENT POWER WITH RESPECT TO SECURITIES. SHARES OF COMMON STOCK SUBJECT TO OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES CURRENTLY EXERCISABLE OR CONVERTIBLE, OR EXERCISABLE OR CONVERTIBLE WITHIN 60 DAYS OF APRIL 15, 1999, ARE DEEMED OUTSTANDING FOR COMPUTING THE PERCENTAGE OF THE PERSON OR ENTITY HOLDING SUCH SECURITIES BUT ARE NOT OUTSTANDING FOR COMPUTING THE PERCENTAGE OF ANY OTHER PERSON OR ENTITY. EXCEPT AS INDICATED BY FOOTNOTE, AND SUBJECT TO COMMUNITY PROPERTY LAWS WHERE APPLICABLE, THE PERSONS NAMED IN THE TABLE ABOVE HAVE SOLE VOTING AND INVESTMENT POWER WITH RESPECT TO ALL SHARES OF COMMON STOCK SHOWN AS BENEFICIALLY OWNED BY THEM.

(2) PERCENTAGE OF OWNERSHIP IS BASED ON 6,226,812 SHARES OF COMMON STOCK OUTSTANDING AT APRIL 15, 1999.

(3) INCLUDES 39,510 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE, 10,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF AN OPTION THAT IS EXERCISABLE WITHIN 60 DAYS AND 36,680 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF WARRANTS THAT ARE CURRENTLY EXERCISABLE. DOES NOT INCLUDE 10,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS. INCLUDES 3,000 SHARES OF COMMON STOCK OWNED BY HIS WIFE. MR. BIRNER DISCLAIMS BENEFICIAL OWNERSHIP OF ALL SHARES HELD BY HIS WIFE.

(4) INCLUDES 38,099 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE, 10,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF AN OPTION THAT IS EXERCISABLE WITHIN 60 DAYS AND 36,680 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF WARRANTS THAT ARE CURRENTLY EXERCISABLE. DOES NOT INCLUDE 10,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS.

(5) INCLUDES 28,930 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE, 10,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF AN OPTION THAT IS EXERCISABLE WITHIN 60 DAYS AND 36,680 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF WARRANTS THAT ARE CURRENTLY EXERCISABLE. DOES NOT INCLUDE 10,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS. INCLUDES 403,770 SHARES OF COMMON STOCK OWNED BY HIS WIFE. MR. GENTY DISCLAIMS BENEFICIAL OWNERSHIP OF ALL SHARES HELD BY HIS WIFE.

(6) INCLUDES 43,099 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF WARRANTS THAT ARE CURRENTLY EXERCISABLE. DOES NOT INCLUDE 15,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS.

(7) INCLUDES 13,333 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF AN OPTION THAT IS EXERCISABLE WITHIN 60 DAYS. DOES NOT INCLUDE 11,667 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS. INCLUDES 20,000 SHARES OF COMMON STOCK OWNED BY HIS WIFE. MR. BATHGATE DISCLAIMS BENEFICIAL OWNERSHIP OF ALL SHARES HELD BY HIS WIFE.

(8) INCLUDES 247,193 SHARES OF COMMON STOCK OVER WHICH MR. SCHLESSMAN HAS SOLE VOTING POWER PURSUANT TO CERTAIN POWERS OF ATTORNEY, BUT FOR WHICH HE DISCLAIMS BENEFICIAL OWNERSHIP. THE ADDRESS FOR MR. SCHLESSMAN IS 1301 PENNSYLVANIA AVENUE, SUITE 800, DENVER, CO 80203.

(9) DOES NOT INCLUDE 65,000 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS.

(10) INCLUDES 9,250 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE CURRENTLY EXERCISABLE. DOES NOT INCLUDE 16,667 SHARES OF COMMON STOCK THAT ARE ISSUABLE UPON THE EXERCISE OF OPTIONS THAT ARE NOT EXERCISABLE WITHIN 60 DAYS.

(11) INCLUDES 312,261 SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF OPTIONS AND WARRANTS HELD BY ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP THAT ARE CURRENTLY EXERCISABLE OR ARE EXERCISABLE WITHIN 60 DAYS. DOES NOT INCLUDE 138,334 SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE OF OPTIONS AND WARRANTS HELD BY ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP THAT ARE NOT EXERCISABLE WITHIN 60 DAYS.

There has been no change in control of the Company since the beginning of its last fiscal year, and there are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President, Mark A. Birner, D.D.S., is the sole shareholder of most of the professional corporations affiliated with the Company ("P.C.s") in Colorado, and all of the P.C.s in Arizona. Dr. Birner is the brother of the Company's Chairman of the Board and Chief Executive Officer, Frederic W.J. Birner. All of the P.C.s owned by Dr. Birner have entered into Management Agreements on substantially the same terms as the Management Agreements with the P.C.s which are owned by dentists who are not employees of the Company. Dr. Birner has also entered into agreements with the Company for each P.C. owned by him pursuant to which the Company may require him to sell his interest in the P.C. to a third party designated by the Company for nominal value upon the occurrence of certain events. Dr. Birner's ownership of these P.C.s and his family relationships could result in potential conflicts of interest in certain matters, including but not limited to, matters related to the Management Agreements. The Company will require that any transactions with Dr. Birner which relate to his ownership of the stock of a P.C. (other than in connection with the acquisition of a new practice) or with any P.C. of which he is the sole shareholder be approved by a majority of the members of its Board of Directors other than Frederic W.J. Birner and Dr. Birner.

The Company believes that the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  April 28, 1999.


                            BIRNER DENTAL MANAGEMENT SERVICES, INC.
                            a Colorado corporation


                            By:   /s/  Frederic W.J. Birner
                               -------------------------------------------------
                               Name:   Frederic W.J. Birner
                               Title:  Chairman of the Board, Chief Executive
                                       Officer and Director (Principal Executive
                                       Officer)

         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Frederic W.J. Birner his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 28, 1999.

                            By:   /s/  Mark A. Birner
                               -------------------------------------------------
                               Name:   Mark A. Birner
                               Title:  President and Director

                            By:   /s/  Dennis N. Genty
                               -------------------------------------------------
                               Name:   Dennis N. Genty
                               Title:  Chief Operating Officer, Secretary,
                                       Treasurer and Director (Principal
                                       Financial and Accounting Officer)

                            By:   /s/  Florence M. Welch
                               -------------------------------------------------
                               Name:   Florence M. Welch
                               Title:  Chief Operating Officer

                            By:   /s/  James M. Ciccarelli
                               -------------------------------------------------
                               Name:   James M. Ciccarelli
                               Title:  Director

                            By:   /s/  Steven M. Bathgate
                               -------------------------------------------------
                               Name:   Steven M. Bathgate
                               Title:  Director