Form 10-Q
period 1999-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1999-05-17
CIK 948072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            March 31, 1999
                                         --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   --------------------

                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                COLORADO                                  84-1307044
----------------------------------------       ---------------------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                  Identification No.)


  3801 EAST FLORIDA AVENUE, SUITE 508
           DENVER, COLORADO                                         80210
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (303) 691-0680
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Shares Outstanding as of May 11, 1999
--------------------------------           -------------------------------------
Common Stock, without par value                         6,168,312

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
         and December 31, 1998                                                                                 3

     Unaudited Condensed Consolidated Statements of Operations for the Quarters
       Ended March 31, 1999 and 1998                                                                           4

     Unaudited Condensed Statement of Shareholders' Equity                                                     5

     Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1999 and 1998                                                                           6

     Unaudited Notes to Condensed Consolidated Financial Statements                                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           18


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                    19

Item 2.  Changes in Securities and Use of  Proceeds                                                           19

Item 6.  Exhibits and Reports on Form 8-K                                                                     19

Signatures                                                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,          December 31,
                                                                                       1999                 1998
                                                                                    ------------        -------------
                                                                                    (Unaudited)
                                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 2,306,387          $ 2,169,687
    Accounts receivable, net of allowance for doubtful accounts of $396,619 and $ 296,911 at March 31, 1999 and
       December 31, 1998, respectively                                                3,410,602            2,668,024
    Current portion of notes receivable - related parties                                37,607               28,746
    Deferred income taxes                                                               173,629              173,629
    Income tax receivable                                                               158,276              262,469
    Prepaid expenses and other assets                                                   741,807              345,858
                                                                                    -----------          -----------
              Total current assets                                                    6,828,308            5,648,413

PROPERTY AND EQUIPMENT, net                                                           6,062,769            5,613,021

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           14,512,231           13,877,449
    Deferred charges and other assets                                                   703,815              404,476
                                                                                    -----------          -----------
              Total assets                                                          $28,107,123          $25,543,359
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 4,480,418          $ 3,042,534
    Current maturities of long-term debt                                                185,892              276,331
    Current maturities of capital lease obligations                                      15,906               20,996
                                                                                    -----------          -----------
               Total current liabilities                                              4,682,216            3,339,861

LONG TERM LIABILITIES:
    Deferred income taxes                                                               217,569              217,569
    Long-term debt, net of current maturities                                         5,366,657            3,234,101
    Capital lease obligations, net of current maturities                                  5,215                6,321
                                                                                    -----------          -----------
               Total liabilities                                                     10,271,657            6,797,852
                                                                                    -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,251,812 and 6,636,980, shares issued and
       outstanding at March 31,1999 and December 31, 1998,
       respectively                                                                  17,323,058           18,531,738
    Retained earnings                                                                   512,408              213,769
                                                                                    -----------          -----------
Total shareholders' equity                                                           17,835,466           18,745,507
                                                                                    -----------          -----------
              Total liabilities and shareholders' equity                            $28,107,123          $25,543,359
                                                                                    ===========          ===========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Quarter Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                             1999               1998
                                                                                         -----------       -----------
NET REVENUE                                                                              $ 7,022,728       $ 4,651,337
DIRECT EXPENSES:
    Clinical salaries and benefits                                                         2,597,108         1,763,771
    Dental supplies                                                                          388,631           264,034
    Laboratory fees                                                                          668,304           393,901
    Occupancy                                                                                649,223           387,701
    Advertising and marketing                                                                 81,837            77,712
    Depreciation and amortization                                                            404,256           216,743
    General and administrative                                                               635,518           410,087
                                                                                         -----------       -----------
                                                                                           5,424,877         3,513,949
                                                                                         -----------       -----------
Contribution from dental offices                                                           1,597,851         1,137,388
Corporate expenses:
    General and administrative                                                               965,288           549,763
    Depreciation and amortization                                                             60,367            30,188
                                                                                         -----------       -----------
Operating income                                                                             572,196           557,437
Interest expense, net                                                                        (95,898)         (102,385)
Conversion inducement expense                                                                      -          (305,100)
                                                                                         -----------       -----------
Income before income taxes                                                                   476,298           149,952
Income tax expense                                                                          (177,659)          (47,984)
                                                                                         -----------       -----------
Income before change in accounting principle                                                 298,639           101,968
Cumulative effect of change in accounting principle                                                -           (39,162)
                                                                                         -----------       -----------
Net income                                                                               $   298,639       $    62,806
                                                                                         ===========       ===========

Basic earnings per share of Common Stock:
  Income before cumulative effect of change in
    accounting principle                                                                 $       .05       $       .02
  Cumulative effect of change in accounting principle                                              -              (.01)
                                                                                         -----------       -----------
 Net income                                                                              $       .05       $       .01
                                                                                         ===========       ===========

Diluted earnings per share of Common Stock:
  Income before cumulative effect of change in
    accounting principle                                                                 $       .05       $       .02
  Cumulative effect of change in accounting principle                                              -              (.01)
                                                                                         -----------       -----------
  Net Income                                                                             $       .05       $       .01
                                                                                         ===========       ===========

Weighted average number of shares of Common stock and dilutive securities:
    Basic                                                                                  6,451,009         4,938,219
                                                                                         ===========       ===========
    Diluted                                                                                6,523,742         5,207,954
                                                                                         ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                            Common Stock
                                                     -----------------------------      Retained     Total Shareholders'
                                                        Shares           Amount         Earnings           Equity
                                                     ------------    -------------     -----------   -------------------
BALANCE, December 31, 1998                            6,636,980      $ 18,531,738         $ 213,769       $ 18,745,507
    Issuance of Common Stock for dental office
     acquisition                                         12,632            35,000                 -             35,000
    Purchase and retirement of Common Stock            (397,800)       (1,243,680)                -         (1,243,680)
    Net Income                                                -                 -           298,639            298,639
                                                      ---------      ------------         ---------       ------------
BALANCE, March 31, 1999                               6,251,812      $ 17,323,058         $ 512,408       $ 17,835,466
                                                      =========      ============         =========       ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                          1999                 1998
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $  298,639         $    62,806
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                    464,623             246,931
          Provision for doubtful accounts                                                   (9,532)                  -
          Amortization of debenture issuance costs                                               -              13,671
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (753,285)           (133,108)
          Prepaid expense, income tax receivable and other assets                         (529,705)             32,911
          Accounts payable and accrued expenses                                          1,378,287            (408,635)
                                                                                       -----------         -----------

    Net cash provided by (used in) operating activities                                    849,027            (185,424)
                                                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                           -               3,833
    Capital expenditures                                                                  (385,169)           (527,933)
    Development of new dental offices                                                     (439,364)           (110,427)
    Acquisition of dental offices                                                         (680,035)           (598,500)
                                                                                       -----------         -----------
    Net cash used in investing activities                                               (1,504,568)         (1,233,027)
                                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial  public offering, net of underwriting discounts                        -          11,476,042
    Payment of public offering costs                                                             -          (1,116,361)
    Net borrowings from line of credit                                                   2,180,000            (350,000)
    Repayment of long-term debt                                                           (144,079)         (3,380,290)
    Payment of debenture issuance and other financing cost                                       -             (27,927)
    Purchase and retirement of Common Stock                                             (1,243,680)                  -
                                                                                       -----------         -----------
    Net cash provided by financing activities                                              792,241           6,601,464
                                                                                       -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  136,700           5,183,013

CASH AND CASH EQUIVALENTS,  beginning of period                                          2,169,687             977,454
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS,  end of period                                              $ 2,306,387         $ 6,160,467
                                                                                       ===========         ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                          1999                 1998
                                                                                       -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                        $    62,800         $   442,629
                                                                                       ===========         ===========

       Cash paid during the period for income taxes                                    $         -         $         -
                                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Common Stock issued for:
          Conversion of debentures                                                     $         -         $ 6,780,000
          Acquisition of dental offices                                                $    35,000         $    31,500

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities                                     $    59,596         $     8,915

       Accounts receivable net, acquired through  acquisitions                         $    40,000         $    40,000

       Other assets acquired through acquisitions                                      $    30,000         $         -


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Certain prior years' amounts in the unaudited condensed consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1999.

(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".


                                                                     Quarter Ended March 31,
                                          ------------------------------------------------------------------------------
                                                         1999                                      1998
                                          --------------------------------------    ------------------------------------
                                                                      Per Share                               Per Share
                                           Income        Shares        Amount        Income        Shares       Amount
                                          ---------     ---------     ---------     ---------     ---------   ----------
Basic EPS:
   Income before cumulative effect of
     change in accounting principle       $ 298,639     6,451,009        $.05       $ 101,968     4,938,219      $ .02

   Cumulative effect of change
     In accounting principle                      -             -           -         (39,162)            -       (.01)
                                          ---------     ---------        ----       ---------     ---------       ----
   Net income                             $ 298,639     6,451,009        $.05       $  62,806     4,938,219       $.01
                                          =========     =========        ====       =========     =========       ====

Diluted EPS:
   Income before cumulative effect of
     change in accounting principle       $ 298,639     6,523,742        $.05       $ 101,968     5,207,954       $.02

   Cumulative effect of change
     In accounting principle                      -             -           -         (39,162)            -       (.01)
                                          ---------     ---------        ----       ---------     ---------       ----
   Net income                             $ 298,639     6,523,742        $.05       $  62,806     5,207,954       $.01
                                          =========     =========        ====       =========     =========       ====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for 1999 and 1998 relates to the effect of 72,733 and 269,735, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(3)   INITIAL PUBLIC OFFERING

On February 11, 1998, the Company completed an initial offering of its Common Stock to the public. The Company sold 1,833,816 shares with an additional 266,184 being sold by existing shareholders for a total of 2,100,000 shares registered on the Nasdaq National Market under the trading symbol "BDMS". The Company received net proceeds, after paying all offering costs, of approximately $10.3 million. Approximately $2 million and $0.6 million of the net proceeds were used to repay a bank term loan and revolving line of credit, respectively. An additional $1.3 million was used to repay a note issued in connection with the Gentle Dental Acquisition.

         Conversion of Debentures

In connection with the offering, 1,633,142 shares of common stock were issued to all debenture holders for the early conversion of the convertible subordinated debentures maturing in May 2001 and December 2001. In order to induce the conversion of these debentures, the Company paid six months of additional interest of $305,100 along with accrued interest of $171,238. Upon conversion of the debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of approximately $280,000.

         Line of Credit

Under the Company's Credit Facility (as amended on December 31, 1998), during its three-year term, the Company may borrow up to $20.0 million. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

(4)    ACQUISITIONS AND DE-NOVOS

On February 11, 1999, the Company acquired all of the assets of a Colorado sole proprietorship (Glendale Dental Group) and obtained certain rights to manage the practice for a total purchase price of approximately $760,000. The consideration consisted of $665,000 payable in cash, $35,000 payable in Common Stock of the Company and the assumption of certain obligations of approximately $60,000. On March 27, 1999, the Company opened a de novo office in Colorado Springs, Colorado.

(5)    RECENT ACCOUNTING PRONOUNCEMENTS

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

(6)    COSTS OF START-UP ACTIVITIES

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

(7)     COMPREHENSIVE INCOME

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998. For the first quarter of 1999 and 1998 net income and comprehensive income were the same.

(8)      REPORTABLE BUSINESS SEGMENTS

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

The Company operates in one business segment, which is to manage dental group practices. The Company currently manages Offices in the states of Arizona, Colorado and New Mexico. All aspects of the Company's business are structured on a practice-by-practice basis. Financial analysis and operational decisions are determined on a practice-by-practice basis, the Company does not evaluate performance criteria based upon geographic location, type of service offered or sources of revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATION


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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of Offices, the ability of the Company to manage effectively an increasing number of Offices, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (as filed with the Securities Exchange Commission on March 31, 1998), the "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2000" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company is currently engaged in a comprehensive project to upgrade its computer software to programs that will consistently and properly recognize the Year 2000. The Company utilizes off-the-shelf or third party production software and has recently purchased new hardware, software and software upgrades from vendors who have represented that these systems are Year 2000 compliant. The Company's expenditures and anticipated future expenditures for this remediation are expected to be less than $100,000. In addition, the Company is in the process of identifying non-information systems operation critical applications that have date-sensitive software or equipment that has time-sensitive embedded components. The Company expects to complete this assessment during the third quarter of 1999.

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

GENERAL

The following discussion relates to factors which have affected the results of operations and financial condition of the Company for the quarters ended March 31, 1999 and 1998. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


OVERVIEW

The Company was formed in May 1995, and as of March 31, 1999 managed 51 Offices in Colorado, New Mexico and Arizona staffed by 65 full-time equivalent general dentists and four and one half full-time equivalent specialists. The Company has acquired 42 Offices (three of which were consolidated into existing Offices) and opened 12 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner,
DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists that practice at that Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

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

                                         1995(1)          1996(2)             1997              1998            1999(3)
                                      -------------    -------------      ------------      ------------      -----------
Offices at beginning of period                    0                4                18                34               49
De novo Offices                                   0                5                 1                 5                1
Acquired Offices                                  4                9                15                10                1
                                      =============    =============      ============      ============      ===========
Offices at end of period                          4               18                34                49               51
                                      =============    =============      ============      ============      ===========


(1) From October 1, 1995 through December 31, 1995. The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.
(2) For 1996, does not include three practices that were acquired and consolidated with existing Offices.
(3)  From January 1, 1999 through March 31, 1999.


The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in the first three months of 1999 were $412,000, $4.3 million, $5.4 million, $6.0 million, and $760,000 respectively. The average investment by the Company in each of its twelve de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The nine de novo Offices opened between January 1996 and June 1998 began generating positive contribution from dental offices, on average, within four months of opening. The Company's three remaining de novo Offices, which have been open an average of two months, have not generated positive contribution from dental offices as of the date of this Quarterly Report.

At March 31, 1999, the Company's total assets of $28.1 million included $14.5 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of $17.8 million and a tangible net worth of $3.3 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed by the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the

Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who are employed by the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company's Revenue is derived principally from fee-for-service revenue and revenue from capitated managed dental care plans. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided.

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

The Company has experienced significant year-to-year growth in Revenue. For the three months ended March 31, 1999, Revenue increased to $9.3 million from $6.2 million for the three months ended March 31, 1998, an increase of 49.2%. The Company acquired one practice and opened one de novo Office during the period from January 1, 1999 to March 31, 1999 which, in the aggregate, accounted for $208,000 of the $3.1 million increase. The remainder of the increase in Revenue of $2.9 million was attributable to the 49 Offices that existed at the beginning of 1999. Revenue at the 34

Offices in existence during both full periods increased to $6.6 million in 1999 from $6.1 million in 1998, an increase of $480,000, or 7.9%.

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's condensed consolidated statements of operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report.

                                                     QUARTER ENDED MARCH 31,
                                                   --------------------------
                                                     1999              1998
                                                   --------           -------
Net revenue                                         100.0%            100.0%
Direct expenses:
     Clinical salaries and benefits                  37.0%             37.9%
     Dental supplies                                  5.5%              5.7%
     Laboratory fees                                  9.5%              8.5%
     Occupancy                                        9.2%              8.3%
     Advertising and marketing                        1.2%              1.7%
     Depreciation and amortization                    5.8%              4.7%
     General and administrative                       9.0%              8.8%
                                                    ------             -----
                                                     77.2%             75.6%
                                                    ------             -----
Contribution from dental offices                     22.8%             24.4%
Corporate expenses:
     General and administrative                      13.7%             11.8%
     Depreciation and amortization                    0.9%              0.6%
                                                    ------            ------
Operating income                                      8.2%             12.0%
Interest expense, net                                (1.4)%            (2.2)%
Conversion inducement expense                           -              (6.6)%
                                                    ------            ------
Income before income taxes                            6.8%              3.2%
Income tax expense                                   (2.5)%            (1.0)%
                                                    ------            ------
Income before change in accounting principle          4.3%              2.2%
Cumulative effect of change in accounting
  principle                                              -             (0.8)%
                                                    ------            ------
Net income                                            4.3%              1.4%
                                                    ======            ======



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

Net revenue. Net revenue increased to $7.0 million for the three months March 31, 1999 from $4.6 million for the three months ended March 31, 1998, an increase of approximately $2.4 million, or 51.0%. The Company acquired one practice and opened one de novo Office during the period from January 1, 1999 to March 31, 1999, which contributed $142,000 of the increase. Net revenue at the 34 Offices which the Company managed and which were in existence for both full first quarters of 1999 and 1998 increased 11.8% or $542,000 to $5.1 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998. The remainder of the increase in net revenue of $1.7 million was attributable to 10 practice acquisitions and 5 de novo Office openings which occurred between January 1, 1998 and December 31, 1998.

Clinical salaries and benefits. Clinical salaries and benefits increased to $2.6 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998, an increase of $833,000 or 47.2%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits decreased to 37.0% for the three months ended March 31, 1999 from 37.9% for the three months ended March 31, 1998.

Dental supplies. Dental supplies increased to $389,000 for the three months ended March 31, 1999 from $264,000 for the three months ended March 31, 1998, an increase of $125,000 or 47.2%. This increase was primarily due to the incremental expenditures required to operate 51 dental practices at March 31, 1999 compared to 35 dental practices at March 31, 1998. As a percentage of net revenue, dental supplies decreased to 5.5% during the three months ended March 31, 1999 from 5.7% during the three months ended March 31, 1998.

Laboratory fees. Laboratory fees increased to $668,000 during the three months ended March 31, 1999 from $394,000 during the three months ended March 31, 1998, an increase of $274,000 or 69.7%. This increase was primarily due to the incremental expenditures required to operate 51 dental practices at March 31, 1999 compared to 35 dental practices at March 31, 1998. As a percentage of net revenue, laboratory fees increased to 9.5% during the three months ended March 31, 1999 from 8.5% during the three months March 31, 1998. The increase in laboratory fees as a percentage of net revenue is attributable to cost increases in certain laboratory agreements and to recently acquired dental practices which have not fully converted to laboratories with which the Company has pricing agreements.

Occupancy. Occupancy increased to $649,000 during the three months ended March 31, 1999 from $388,000 during the three months ended March 31, 1998, an increase of $262,000 or 67.5%. This increase was primarily due to the incremental expenditures required to operate 51 dental practices at March 31, 1999 compared to 35 dental practices at March 31, 1998. As a percentage of net revenue, occupancy expense increased to 9.2% during the three months ended March 31, 1999 from 8.3% during the three months ended March 31, 1998. The increase in occupancy as a percentage of net revenue is attributable to rent expense at the Company's recently opened de novo Offices and rent increases at the Company's recently expanded Offices.

Advertising and marketing. Advertising and marketing increased to $82,000 for the three months ended March 31, 1999 from $78,000 for the three months ended March 31, 1998, an increase of $4,000 or 5.3%. As a percentage of net revenue, advertising and marketing decreased to 1.2% during the three months ended March 31, 1999 from 1.7% during the three months ended March 31, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $404,000 for the three months ended March 31, 1999 from $217,000 for the three months ended March 31, 1998, an increase of $188,000 or 86.5%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's expansion from 35 dental practices at the end of the 1998 period to 51 dental practices at the end of the 1999 period. As a percentage of net revenue, depreciation and amortization increased to 5.8% for the three months ended March 31, 1999 from 4.7% for the three months ended March 31, 1998. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. General and administrative, which is attributable to the Offices, increased to $636,000 during the three months ended March 31, 1999 from $410,000 during the three months ended March 31, 1998, an increase of approximately $225,000 or 55.0%. This increase was primarily due to the incremental expenditures required to operate 51 dental practices at March 31, 1999 compared to 35 dental practices at March 31, 1998. As a percentage of net revenue, general and administrative expenses increased to 9.0% during the three months ended March 31, 1999 from 8.8% during the three months ended March 31, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $1.6 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998, an increase of $460,000 or 40.5%. As a percentage of net revenue, contribution from dental offices decreased to 22.8% during the three months ended March 31, 1999 from 24.4% during the three months ended March 31, 1999. This decrease as a percentage of net revenue is a result of the factors discussed above.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased to $965,000 during the three months ended March 31, 1999 from $550,000 during the three months ended March 31, 1998, an increase of $416,000 or 75.6%. This increase was due to expansion of the Company's infrastructure to manage growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative increased to 13.7% during the three months ended March 31, 1999 from 11.8% during the three months ended March 31, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased to $60,000 for the three months ended March 31, 1999 from $30,000 for the three months ended March 31, 1998, an increase of $30,000 or 100.0%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 0.9% during the three months ended March 31, 1999 from 0.6% during the three months ended March 31, 1998.

Operating income. As a result of the above, operating income increased to $572,000 during the three months ended March 31, 1999 from $557,000 during the three months ended March 31, 1998, an increase of $15,000 or 2.6%. As a percentage of net revenue, operating income decreased to 8.2% during the three months ended March 31, 1999 from 12.0% during the three months ended March 31, 1998. The decrease as a percentage of net revenue is a result of the factors discussed above.

Interest expense, net. The Company had net interest expense of $96,000 for the three months ended March 31, 1999 compared to $102,000 for the three months ended March 31, 1998. This decrease is attributable to a decrease in the average debt outstanding during the 1999 period.

Conversion inducement expenses. During the three months ended March 31, 1998, the Company incurred a one-time charge of $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

Net income (loss). As a result of the above, net income increased to $299,000 for the three months ended March 31, 1999 from net income of $63,000 for the three months ended March 31, 1998, an increase of $236,000. Net income for the three months ended March 31, 1999 was net of income taxes of $178,000. Net income for the three months ended March 31, 1998 was net of $305,100 related to a one-time charge to induce the conversion of the debentures, income taxes of $48,000, and the cumulative effect of a change in an accounting principle related to SOP 98-5 of $39,000. As a percentage of net revenue, net income increased to 4.3% for the three months ended March 31, 1999 from 1.4% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and the initial public offering of Common Stock.

Net cash provided by (used in) operating activities was approximately $849,000 and ($185,000) for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by operating activities during the 1999 period, after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.4 million partially offset by an increase in accounts receivable of approximately $753,000 and an increase in prepaid expenses and other assets of approximately $530,000. Net cash used in operating activities during the 1998 period, after adding back non-cash items, consisted primarily of an increase in accounts receivable of approximately $133,000, a decrease in prepaid expenses and other assets of approximately $33,000 and a decrease in accounts payable and accrued expenses of approximately $409,000. During the three months ended March 31, 1999, net income contributed approximately $299,000 to net cash provided by operating activities for the period compared to approximately $63,000 for the same three months in 1998.

Net cash used in investing activities was approximately $1.5 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively. During the three month period ended March 31, 1999, approximately $680,000 was utilized for acquisitions and approximately $825,000 was invested in the purchase of additional property and equipment, including approximately $440,000 for the de novo Offices. For the three months ended March 31, 1998, approximately $600,000 was utilized for acquisitions and approximately $640,000 was invested in the purchase of additional property and equipment including approximately $110,000 for the de novo offices.

Net cash provided by financing activities was approximately $790,000 and $6.6 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $2.2 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.2 million and approximately $145,000 for the repayment of long-term debt. During the three months ended March 31, 1998, net cash provided by financing activities was comprised of $11.5 million of proceeds from the initial public offering of the Company's Common Stock. This was partially offset by $3.7 million used for the repayment of a bank line of credit and a note issued in connection with the September 1997 acquisition of nine dental practices operated under the name Gentle Dental, $1.1 million for costs associated with the public offering, and $28,000 used for the payment of debenture issuance and other financing costs.

Under the Company's Credit Facility, during its three-year term, the Company may borrow up to $20.0 million. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At March 31, 1999, the Company had $8.4 million available and $5.0 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

At March 31, 1999, the Company had outstanding indebtedness of approximately $526,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 7.0% to 14.0% and capital lease obligations. The Company's material commitments for capital expenditures total approximately $1.4 million for the expansion of certain Offices and planned de novo Office developments. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated earnings as of March 31, 1999 were approximately $512,000, and the Company had working capital on that date of approximately $2.1 million.

On February 11, 1998, the Company completed a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share, resulting in net proceeds to the Company of approximately $10.4 million. At September 30, 1998, the Company had fully expended the proceeds from the initial public offering which included the repayment of $3.7 million of outstanding indebtedness.

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. During 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $3.63 to $4.81 per share. During the first quarter of 1999, the Company, in 33 separate transactions, purchased approximately 398,000 shares of Common Stock for total consideration of $1.2 million at prices ranging from $2.81 to $3.75 per share.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of March 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At March 31, 1999, approximately $5.0 million was outstanding with an interest rate of 8.25% (prime plus 0.5%). The line-of-credit matures on February 11, 2001. The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the three month period ended March 31, 1999, the Company issued an aggregate of 12,632 shares of Common Stock at a price of $2.77 per share as part of the purchase price for one acquisition. This issuance of Common Stock was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 and Regulation D adopted thereunder because it did not involve any public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:


Exhibit
Number       Description of Document
--------     -----------------------

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




                          BIRNER DENTAL MANAGEMENT SERVICES, INC.
                          a Colorado corporation

Date:  May  13, 1999      By:     /s/ Frederic W.J. Birner
                                  ----------------------------------------------
                          Name:   Frederic W.J. Birner
                          Title:  Chairman of the Board, Chief Executive Officer
                                  and Director (Principal Executive Officer)


Date:  May 13, 1999       By:     /s/ Dennis N. Genty
                                  ----------------------------------------------
                          Name:   Dennis N. Genty
                          Title:  Chief Financial Officer, Secretary, Treasurer
                                  and Director (Principal Financial and
                                  Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number       Description of Document
--------     -----------------------

27.1         Financial Data Schedule.