Form 10-Q
period 1999-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1999-08-12
CIK 948072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended        June 30, 1999
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------

                         Commission file number 0-23367
                                                -------


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                            84-1307044
-------------------------------                         ------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)


3801 EAST FLORIDA AVENUE, SUITE 508
        DENVER, COLORADO                                        80210
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
Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Shares Outstanding as of August 9, 1999
-------------------------------          ---------------------------------------
Common Stock, without par value                         6,142,714

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
            and December 31, 1998                                                              3

          Unaudited Condensed Consolidated Statements of Operations for the Quarters
            and Six Months Ended June 30, 1999 and 1998                                        4

          Unaudited Condensed Statement of Shareholders' Equity                                5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998                                                       6

          Unaudited Notes to Condensed Consolidated Financial Statements                       8

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          20


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                   21

Item 4.   Submission of Matters to a Vote of Security Holders                                 21

Item 6.   Exhibits and Reports on Form 8-K                                                    22

Signatures                                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,           December 31,
                                     ASSETS                                            1999                 1998
                                                                                   ------------         ------------
                                                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  1,375,028         $  2,169,687
    Accounts receivable, net of allowance for doubtful accounts of $361,498 and $ 296,911 at June 30, 1999 and
       December 31, 1998, respectively                                                3,323,689            2,668,024
    Current portion of notes receivable - related parties                                32,542               28,746
    Deferred income taxes                                                               282,247              173,629
    Income tax receivable                                                                86,078              262,469
    Prepaid expenses and other assets                                                 1,116,278              345,858
                                                                                   ------------         ------------
              Total current assets                                                    6,215,862            5,648,413

PROPERTY AND EQUIPMENT, net                                                           6,607,432            5,613,021

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           14,385,154           13,877,449
    Deferred charges and other assets                                                   693,670              404,476
    Notes receivable - related party - long term                                          3,000                   --
                                                                                   ------------         ------------
              Total assets                                                         $ 27,905,118         $ 25,543,359
                                                                                   ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                            $3,731,612          $ 3,042,534
    Current maturities of long-term debt                                                185,939              276,331
    Current maturities of capital lease obligations                                       5,781               20,996
                                                                                   ------------         ------------
              Total current liabilities                                               3,923,332            3,339,861

LONG TERM LIABILITIES:
    Long-term debt, net of current maturities                                         6,314,688            3,234,101
    Deferred income taxes                                                               217,569              217,569
    Capital lease obligations, net of current maturities                                    816                6,321
                                                                                   ------------         ------------
              Total liabilities                                                      10,456,405            6,797,852
                                                                                   ============         ============

                         COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                          --                   --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,146,714 and 6,636,980, shares issued and
       outstanding at June 30, 1999 and December 31, 1998,
       respectively                                                                  16,997,527           18,531,738
    Retained earnings                                                                   451,186              213,769
                                                                                   ------------         ------------
Total shareholders' equity                                                           17,448,713           18,745,507
                                                                                   ------------         ------------
              Total liabilities and shareholders' equity                           $ 27,905,118         $ 25,543,359
                                                                                   ============         ============

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Quarter Ended                    Six Months Ended
                                                                 June 30,                          June 30,
                                                       ---------------------------      ------------------------------
                                                           1999            1998             1999             1998
                                                       -----------     -----------      ------------      ------------

NET REVENUE                                            $ 7,166,534     $ 5,609,017      $ 14,189,262      $ 10,260,354
DIRECT EXPENSES:
    Clinical salaries and benefits                       2,834,308       2,028,685         5,431,416         3,792,456
    Dental supplies                                        414,169         297,994           802,800           562,028
    Laboratory fees                                        727,931         536,351         1,396,235           930,252
    Occupancy    780,085                                   452,984       1,429,308           840,685
    Advertising and marketing                              146,399         126,815           228,236           204,527
    Depreciation and amortization                          448,470         258,718           852,726           475,461
    General and administrative                             764,355         465,085         1,399,873           875,172

                                                       -----------     -----------      ------------      ------------
                                                         6,115,717       4,166,632        11,540,594         7,680,581

                                                       -----------     -----------      ------------      ------------
Contribution from dental offices                         1,050,817       1,442,385         2,648,668         2,579,773
Corporate expenses:
    General and administrative                             991,450         685,375         1,956,738         1,235,139
    Depreciation and amortization                           63,538          38,303           123,905            68,490

                                                       -----------     -----------      ------------      ------------
Operating income (loss)                                     (4,171)        718,707           568,025         1,276,144
Interest income (expense), net                             (93,471)         30,963          (189,369)          (71,422)
Conversion inducement expense                                   --              --                --          (305,100)
                                                       -----------     -----------      ------------      ------------
Income (loss) before income taxes                          (97,642)        749,670           378,656           899,622
Income tax benefit (expense)                                36,420        (239,894)         (141,239)         (287,878)
                                                       -----------     -----------      ------------      ------------
Income (loss) before change in accounting  principle       (61,222)        509,776           237,417           611,744
Cumulative effect of change in accounting  principle            --              --                --           (39,162)
                                                       -----------     -----------      ------------      ------------
Net income (loss)                                      $   (61,222)    $   509,776      $    237,417      $    572,582
                                                       ===========     ===========      ============      ============

Basic earnings per share of Common Stock:
  Income (loss) before cumulative effect of
    change in accounting principle                     $      (.01)    $       .08      $        .04      $        .11
  Cumulative effect of change in accounting
    principle                                                   --              --                --              (.01)
                                                       -----------     -----------      ------------      ------------
  Net income  (loss)                                   $      (.01)    $       .08      $        .04      $        .10
                                                       ===========     ===========      ============      ============

Diluted earnings per share of Common Stock:
  Income (loss) before cumulative effect of
    change in accounting principle                     $      (.01)    $       .07      $        .04      $        .10
  Cumulative effect of change in accounting
    principle                                                   --              --                --              (.01)
                                                       -----------     -----------      ------------      ------------
  Net income (loss)                                    $      (.01)    $       .07      $        .04      $        .09
                                                       ===========     ===========      ============      ============

Weighted average number of shares of
  Common stock and dilutive securities:
    Basic                                                6,177,727       6,675,879         6,314,966         5,807,049
                                                       ===========     ===========      ============      ============
    Diluted                                              6,177,727       6,934,112         6,378,559         6,057,707
                                                       ===========     ===========      ============      ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                            Common Stock
                                                      ---------------------------         Retained      Total Shareholders'
                                                       Shares          Amount             Earnings           Equity
                                                      ---------      ------------         ---------     -------------------
BALANCE, December 31, 1998                            6,636,980      $ 18,531,738         $ 213,769     $        18,745,507
    Issuance of Common Stock for dental office
     acquisition                                         12,632            35,000                --                  35,000
    Options exercised                                     5,502            12,132                --                  12,132
    Purchase and retirement of Common Stock            (508,400)       (1,581,343)               --              (1,581,343)
   Net Income                                                --                --           237,417                 237,417
                                                      ---------      ------------         ---------     -------------------

BALANCE, June 30, 1999                                6,146,714      $ 16,997,527         $ 451,186     $        17,448,713
                                                      =========      ============         =========     ===================




   The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                      --------------------------------
                                                                                          1999                1998
                                                                                      ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $     237,417        $   572,582
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                    976,631             543,952
          Provision for doubtful accounts                                                   25,589                  --
          Amortization of debenture issuance costs                                              --              18,098
          Conversion inducement                                                                 --             305,100
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (737,243)           (734,727)
          Prepaid expense, income tax receivable and other assets                         (622,338)            183,259
          Accounts payable and accrued expenses                                            631,675            (204,023)
                                                                                      ------------         -----------
    Net cash provided by operating activities                                              511,731             684,241
                                                                                      ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                          --              12,620
    Capital expenditures                                                                  (964,428)           (987,117)
    Development of new dental offices                                                   (1,050,750)           (550,965)
    Acquisition of dental offices                                                         (691,476)         (2,432,528)
                                                                                      ------------         -----------
    Net cash used in investing activities                                               (2,706,654)         (3,957,990)

                                                                                      ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial  public offering, net of underwriting discounts                       --          11,476,042
    Payment of public offering costs                                                            --          (1,123,756)
    Proceeds from issuance of Common Stock from options exercised                           12,132              47,425
    Net borrowings (repayments) - line of credit                                         3,140,000            (350,000)
    Repayment of long-term debt                                                           (170,525)         (3,425,766)
    Payment of debenture issuance and other financing cost                                      --             (27,927)
    Purchase and retirement of Common Stock                                             (1,581,343)                 --
    Payment to induce conversion of debentures                                                  --            (305,100)
                                                                                      ------------         -----------
    Net cash provided by financing activities                                            1,400,264           6,290,918

                                                                                      ------------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (794,659)          3,017,169

CASH AND CASH EQUIVALENTS,  beginning of period                                          2,169,687             977,454

                                                                                      ------------         -----------
CASH AND CASH EQUIVALENTS,  end of period                                             $  1,375,028         $ 3,994,623
                                                                                      ============         ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                      --------------------------------
                                                                                          1999                1998
                                                                                      ------------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

    Cash paid during the period for interest                                          $    181,936         $   455,316
                                                                                      ============         ===========

    Cash paid during the period for income taxes                                      $     87,000         $        --
                                                                                      ============         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

    Common Stock issued for:
          Conversion of debentures                                                    $         --         $ 6,780,000
          Acquisition of dental offices                                               $     35,000         $    31,500

    Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities                                    $     59,596         $     8,915

    Accounts receivable net, acquired through  acquisitions                           $     40,000         $   140,000

    Other assets acquired through acquisitions                                        $     30,000         $        --



   The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Certain prior years' amounts in the unaudited condensed consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1999.

(2)  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                          Quarter Ended June 30,
                                           ------------------------------------------------------------------------------
                                                            1999                                     1998
                                           ----------------------------------        ------------------------------------
                                                                    Per Share                                   Per Share
                                             (Loss)        Shares     Amount            Income       Shares       Amount
                                           ---------     ---------  ---------        ----------    ---------    ---------
Basic EPS:
   Net income (loss)                       $ (61,222)    6,177,727  $    (.01)       $  509,776    6,675,879    $     .08
                                           =========     =========  =========        ==========    =========    =========

Diluted EPS:
   Net income (loss)                       $ (61,222)    6,177,727  $    (.01)       $  509,776    6,934,112    $     .07
                                           =========     =========  =========        ==========    =========    =========

                                                                         Six Months Ended June 30,
                                           ------------------------------------------------------------------------------
                                                            1999                                     1998
                                           ----------------------------------        ------------------------------------
                                                                    Per Share                                   Per Share
                                            Income         Shares     Amount            Income       Shares       Amount
                                           ---------     ---------  ---------        ----------    ---------    ---------
Basic EPS:
   Income before cumulative effect of
     change in accounting principle        $ 237,417     6,314,966  $     .04        $  611,744    5,807,049    $     .11
   Cumulative effect of change
     in accounting principle                      --            --         --           (39,162)          --         (.01)
                                           ---------     ---------  ---------        ----------    ---------    ---------
   Net income                              $ 237,417     6,314,966  $     .04        $  572,582    5,807,049    $     .10
                                           =========     =========  =========        ==========    =========    =========

Diluted EPS:
   Income before cumulative effect of
     change in accounting principle        $ 237,417     6,378,559  $     .04        $  611,744    6,057,707    $     .10
   Cumulative effect of change
     in accounting principle                      --            --         --           (39,162)          --         (.01)
                                           ---------     ---------  ----------       ----------    ---------    ---------
   Net income                              $ 237,417     6,378,559  $     .04        $  572,582    6,057,707    $     .09
                                           =========     =========  =========        ==========    =========    =========

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 1999 and 1998 and the quarter ended June 30, 1998 relates to the effect of 63,593, 250,658 and 258,233, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings for the quarter ended June 30, 1999 since they were anti-dilutive as a result of the Company's net loss for the quarter.

(3)  LINE OF CREDIT

Under the Company's Credit Facility (as amended on May 28, 1999), during its three-year term, the Company may borrow up to $20.0 million. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

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

On March 27, 1999, the Company opened a de novo office in Colorado Springs, Colorado.

On June 7, 1999, the Company opened one de novo office in Tempe, Arizona. The Company also consolidated two of its Denver, Colorado practices into one office.

On June 28, 1999, the Company opened one de novo officee in Golden, Colorado.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

In July 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS No. 133 will have no impact to the Company.

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

(7)  COMPREHENSIVE INCOME

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998. For the six months ended June 30, 1999 and 1998 net income and comprehensive income were the same.

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

(9)  SUBSEQUENT EVENTS

On July 5, 1999 the Company opened two de novo offices, one in Littleton, Colorado and one in Rio Rancho, New Mexico.

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

The Company may also be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company initiated formal communications with all of its significant insurance payors and vendors during the third quarter of 1998 with respect to the status of their Year 2000 compliance programs and has received responses from 20 of the 38 vendors contacted. All vendors who have responded indicate that their systems are Year 2000 compliant. Third and final requests were sent on August 1, 1999 to those vendors who have not yet responded. There can be no assurance that these companies will achieve Year 2000 compliance or that their conversions to become Year 2000 compliant will be compatible with the Company's systems. The inability of the Company's significant vendors or insurance payors to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

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

Although the Company expects its internal systems will be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to complete its contingency plan during the fourth quarter of 1999.

GENERAL

The following discussion relates to factors which have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


OVERVIEW

The Company was formed in May 1995, and as of June 30, 1999 managed 52 Offices in Colorado, New Mexico and Arizona staffed by 67 full-time equivalent general dentists and four and one half full-time equivalent specialists. The Company has acquired 42 Offices (four of which were consolidated into existing Offices) and opened 14 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner,
DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists that practice at that Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

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

                                            1995(1)          1996                1997             1998          1999(2)
                                            -------        -------             -------           -------        -------
Offices at beginning of period                    0              4                  18                34             49
De novo Offices                                   0              5                   1                 5              3
Acquired Offices                                  4             12                  15                10              1
Consolidation of Offices                          0             (3)                  0                 0             (1)
                                            -------        -------             -------           -------        -------
Offices at end of period                          4             18                  34                49             52
                                            =======        =======             =======           =======        =======

-----------------
(1) From October 1, 1995 through December 31, 1995. The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.
(2)  From January 1, 1999 through June 30, 1999.

The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $412,000, $4.3 million, $5.4 million, $6.0 million, and $760,000 respectively. The average investment by the Company in each of its 14 de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The nine de novo Offices opened between January 1996 and June 1998 began generating positive contribution from dental offices, on average, within four months of opening. The Company's five remaining de novo Offices, which have been open an average of three and one half months, have not generated positive contribution from dental offices as of the date of this Quarterly Report.

At June 30, 1999, the Company's total assets of $27.9 million included $14.4 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of $17.4 million and a tangible net worth of $3.1 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


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

The Company has experienced significant period-to-period growth in Revenue. For the quarter ended June 30, 1999, Revenue increased to $9.7 million from $7.4 million for the three months ended June 30, 1998, an increase of $2.3 million or 31.3%. The Company opened two de novo Offices during the period from April 1, 1999 to June 30, 1999 which, in the aggregate, accounted for $3,700 of the $2.3 million increase. Revenue at the 34 Offices in existence during both full periods increased to $7.1 million in 1999 from $7.0 million in 1998, an increase of $108,000 or 1.6%. The remainder of the increase in Revenue of $2.2 million was attributable to the 16 Offices that were acquired or opened during the period from April 1, 1998 to March 31, 1999.

For the six months ended June 30, 1999, Revenue increased to $19.0 million from $13.6 million for the six months ended June 30, 1998, an increase of $5.4 million or 39.4%. The Company acquired one practice and opened three de novo Offices during the period from January 1, 1999 to June 30, 1999 which, in the aggregate, accounted for $673,000 of the $5.4 million increase. Revenue at the 33 Offices in existence during both full periods increased to $13.4 million in 1999 from $12.7 million in 1998, an increase of $610,000, or 4.8%. The remainder of the increase in Revenue of $4.1 million was attributable to the 15 Offices that were acquired or opened during the period from January 1, 1998 to December 31, 1998.

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

                                                       Quarter Ended June 30,      Six Months Ended June 30,
                                                       ---------------------       -------------------------
                                                        1999            1998        1999                1998
                                                       -----           -----       -----               -----

Net revenue                                            100.0%          100.0%      100.0%              100.0%
Direct expenses:
     Clinical salaries and benefits                     39.5%           36.2%       38.3%               37.0%
     Dental supplies                                     5.8%            5.3%        5.6%                5.5%
     Laboratory fees                                    10.1%            9.5%        9.8%                9.1%
     Occupancy                                          10.9%            8.1%       10.1%                8.2%
     Advertising and marketing                           2.0%            2.3%        1.6%                2.0%
     Depreciation and amortization                       6.3%            4.6%        6.0%                4.6%
     General and administrative                         10.7%            8.3%        9.9%                8.5%
                                                       -----           -----       -----               -----
                                                        85.3%           74.3%       81.3%               74.9%
                                                       -----           -----       -----               -----
Contribution from dental offices                        14.7%           25.7%       18.7%               25.1%
Corporate expenses:
     General and administrative                         13.9%           12.2%       13.8%               12.0%
     Depreciation and amortization                       0.9%            0.7%        0.9%                0.7%
                                                       -----           -----       -----               -----
Operating income (loss)                                 (0.1)%          12.8%        4.0%               12.4%
Interest income (expense), net                          (1.3)%           0.6%       (1.3)%              (0.7)%
Conversion inducement expense                             --              --          --                (2.9)%
                                                       -----           -----       -----               -----
Income (loss) before income taxes                       (1.4)%          13.4%        2.7%                8.8%
Income tax benefit (expense)                             0.5%           (4.3)%      (1.0)%              (2.8)%
                                                       -----           -----       -----               -----
Income (loss) before change in accounting principle     (0.9)%           9.1%        1.7%                6.0%
Cumulative effect of change in accounting principle       --              --          --                (0.4)%
                                                       -----           -----       -----               -----
Net income (loss)                                       (0.9)%           9.1%        1.7%                5.6%
                                                       =====           =====       =====               =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

Net revenue. Net revenue increased to $7.2 million for the three months ended June 30, 1999 from $5.6 million for the three months ended June 30, 1998, an increase of approximately $1.6 million, or 27.8%. The Company opened two de novo Offices during the period from April 1, 1999 to June 30, 1999, which did not contribute to the increase. Net revenue at the 34 Offices which the Company managed and which were in existence for both full second quarters of 1999 and 1998 increased 0.9% or $46,000 to $5.4 million in the second quarter of 1999 from $5.3 million in the second quarter of 1998. The remainder of the increase in net revenue of $1.5 million was attributable to 10 practice acquisitions and 6 de novo Office openings which occurred between April 1, 1998 and March 31, 1999.

Clinical salaries and benefits. Clinical salaries and benefits increased to $2.8 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998, an increase of $806,000 or 39.7%. This increase was primarily due to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 39.5% for the three months ended June 30, 1999 from 36.2% for the three months ended June 30, 1998. This increase was due primarily to the increased number support staff added in anticipation of hiring additional dentists, the opening of de novo offices, and the expansion of existing offices.

Dental supplies. Dental supplies increased to $414,000 for the three months ended June 30, 1999 from $298,000 for the three months ended June 30, 1998, an increase of $116,000 or 39.0%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, dental supplies increased to 5.8% during the three months ended June 30, 1999 from 5.3% during the three months ended June 30, 1998.

Laboratory fees. Laboratory fees increased to $728,000 during the three months ended June 30, 1999 from $536,000 during the three months ended June 30, 1998, an increase of $192,000 or 35.7%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, laboratory fees increased to 10.1% during the three months ended June 30, 1999 from 9.6% during the three months June 30, 1998.

Occupancy. Occupancy increased to $780,000 during the three months ended June 30, 1999 from $453,000 during the three months ended June 30, 1998, an increase of $327,000 or 72.2%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, occupancy expense increased to 10.9% during the three months ended June 30, 1999 from 8.1% during the three months ended June 30, 1998. The increase in occupancy as a percentage of net revenue is attributable to rent expense at the Company's recently opened de novo Offices and rent increases at the Company's recently expanded Offices.

Advertising and marketing. Advertising and marketing increased to $146,000 for the three months ended June 30, 1999 from $127,000 for the three months ended June 30, 1998, an increase of $20,000 or 15.4%. As a percentage of net revenue, advertising and marketing decreased to 2.0% during the three months ended June 30, 1999 from 2.3% during the three months ended June 30, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $448,000 for the three months ended June 30, 1999 from $259,000 for the three months ended June 30, 1998, an increase of $190,000 or 73.3%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's expansion from 40 dental practices at the end of the 1998 period to 52 dental practices at the end of the 1999 period. As a percentage of net revenue, depreciation and amortization increased to 6.3% for the three months ended June 30, 1999 from 4.6% for the three months ended June 30, 1998. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. General and administrative, which is attributable to the Offices, increased to $764,000 during the three months ended June 30, 1999 from $465,000 during the three months ended June 30, 1998, an increase of approximately $299,000 or 64.3%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, general and administrative expenses increased to 10.7% during the three months ended June 30, 1999 from 8.3% during the three months ended June 30, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $1.1 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998, a decrease of $392,000 or 27.1%. As a percentage of net revenue, contribution from dental offices decreased to 14.7% during the three months ended June 30, 1999 from 25.7% during the three months ended June 30, 1999. This decrease as a percentage of net revenue is a result of the factors discussed above.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased to $991,000 during the three months ended June 30, 1999 from $685,000 during the three months ended June 30, 1998, an increase of $306,000 or 44.7%. This increase was due to expansion of the Company's infrastructure to manage anticipated growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative increased to 13.9% during the three months ended June 30, 1999 from 12.2% during the three months ended June 30, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased to $64,000 for the three months ended June 30, 1999 from $38,000 for the three months ended June 30, 1998, an increase of $25,000 or 65.9%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 0.9% during the three months ended June 30, 1999 from 0.7% during the three months ended June 30, 1998.

Operating income. As a result of the above, operating income decreased to an operating loss of $(4,200) during the three months ended June 30, 1999 from operating income of $719,000 during the three months ended June 30, 1998, a decrease of $723,000 or 100.6%. As a percentage of net revenue, operating income decreased to (0.1)% during the three months ended June 30, 1999 from 12.8% during the three months ended June 30, 1998. The decrease as a percentage of net revenue is a result of the factors discussed above.

Interest expense, net. Net interest expense increased to $93,000 for the three months ended June 30, 1999 from net interest income of $31,000 for the three months ended June 30, 1998, an increase of $124,000 or 401.9%. This increase in net interest expense is attributable to an increase in the average debt outstanding during the 1999 period.

Net income (loss). As a result of the above, net income decreased to a net loss of $(61,000) for the three months ended June 30, 1999 from net income of $510,000 for the three months ended June 30, 1998, a decrease of $571,000. Net loss for the three months ended June 30, 1999 was net of an income tax benefit of $36,000. Net income for the three months ended June 30, 1998 was net of income taxes of $240,000. As a percentage of net revenue, net income decreased to (0.9)% for the three months ended June 30, 1999 from 9.1% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

Net revenue. Net revenue increased to $14.2 million for the six months June 30, 1999 from $10.3 million for the six months ended June 30, 1998, an increase of approximately $3.9 million, or 38.3%. The Company acquired one practice and opened three de novo Offices during the period from January 1, 1999 to June 30, 1999, which contributed $432,000 of the increase. Net revenue at the 33 Offices which the Company managed and which were in existence for both full first six months of 1999 and 1998 increased 6.1% or $595,000 to $10.3 million in the first quarter of 1999 from $9.7 million in the first quarter of 1998. The remainder of the increase in net revenue of $2.9 million was attributable to 10 practice acquisitions and 5 de novo Office openings which occurred between January 1, 1998 and December 31, 1999.

Clinical salaries and benefits. Clinical salaries and benefits increased to $5.4 million for the six months ended June 30, 1999 from $3.8 million for the six months ended June 30, 1998, an increase of $1.6 million or 43.2%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 38.3% for the six months ended June 30, 1999 from 37.0% for the six months ended June 30, 1998.

Dental supplies. Dental supplies increased to $803,000 for the six months ended June 30, 1999 from $562,000 for the six months ended June 30, 1998, an increase of $241,000 or 42.8%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, dental supplies increased to 5.6% during the six months ended June 30, 1999 from 5.5% during the six months ended June 30, 1998.

Laboratory fees. Laboratory fees increased to $1.4 million during the six months ended June 30, 1999 from $930,000 during the six months ended June 30, 1998, an increase of $466,000 or 50.1%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, laboratory fees increased to 9.8% during the six months ended June 30, 1999 from 9.1% during the six months June 30, 1998. The increase in laboratory fees as a percentage of net revenue is attributable to cost increases in certain laboratory agreements and to recently acquired dental practices which have not fully converted to laboratories with which the Company has pricing agreements.

Occupancy. Occupancy increased to $1.4 million during the six months ended June 30, 1999 from $841,000 during the six months ended June 30, 1998, an increase of $589,000 or 70.0%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, occupancy expense increased to 10.1% during the six months ended June 30, 1999 from 8.2% during the six months ended June 30, 1998. The increase in occupancy as a percentage of net revenue is attributable to rent expense at the Company's recently opened de novo Offices and rent increases at the Company's recently expanded Offices.

Advertising and marketing. Advertising and marketing increased to $228,000 for the six months ended June 30, 1999 from $205,000 for the six months ended June 30, 1998, an increase of $24,000 or 11.6%. As a percentage of net revenue, advertising and marketing decreased to 1.6% during the six months ended June 30, 1999 from 2.0% during the six months ended June 30, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $853,000 for the six months ended June 30, 1999 from $475,000 for the six months ended June 30, 1998, an increase of $377,000 or 79.3%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's expansion from 40 dental practices at the end of the 1998 period to 52 dental practices at the end of the 1999 period. As a percentage of net revenue, depreciation and amortization increased to 6.0% for the six months ended June 30, 1999 from 4.6% for the six months ended June 30, 1998. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. General and administrative, which is attributable to the Offices, increased to $1.4 million during the six months ended June 30, 1999 from $875,000 during the six months ended June 30, 1998, an increase of approximately $525,000 or 60.0%. This increase was primarily due to the incremental expenditures required to operate 52 dental practices at June 30, 1999 compared to 40 dental practices at June 30, 1998. As a percentage of net revenue, general and administrative expenses increased to 9.9% during the six months ended June 30, 1999 from 8.5% during the six months ended June 30, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $69,000 or 2.7% to $2.6 million for the six months ended June 30, 1999 when compared to the corresponding period in 1998. As a percentage of net revenue, contribution from dental offices decreased to 18.7% during the six months ended June 30, 1999 from 25.1% during the six months ended June 30, 1998. This decrease as a percentage of net revenue is a result of the factors discussed above.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased to $2.0 million during the six months ended June 30, 1999 from $1.2 million during the six months ended June 30, 1998, an increase of $722,000 or 58.4%. This increase was due to expansion of the Company's infrastructure to manage anticipated growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative increased to 13.8% during the six months ended June 30, 1999 from 12.0% during the six months ended June 30, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased to $124,000 for the six months ended June 30, 1999 from $68,000 for the six months ended June 30, 1998, an increase of $55,000 or 80.9%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 0.9% during the six months ended June 30, 1999 from 0.7% during the six months ended June 30, 1998.

Operating income. As a result of the above, operating income decreased to $568,000 during the six months ended June 30, 1999 from $1.3 million during the six months ended June 30, 1998, a decrease of $708,000 or 55.5%. As a percentage of net revenue, operating income decreased to 4.0% during the six months ended June 30, 1999 from 12.4% during the six months ended June 30, 1998. The decrease as a percentage of net revenue is a result of the factors discussed above.

Interest expense, net. Net interest expense increased to $189,000 for the six months ended June 30, 1999 from $71,000 for the six months ended June 30, 1998, an increase of $118,000 or 166.2% This increase in net interest expense is attributable to an increase in the average debt outstanding during the 1999 period.

Conversion inducement expense. During the six months ended June 30, 1998, the Company incurred a one-time charge of $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

Net income (loss). As a result of the above, net income decreased to $237,000 for the six months ended June 30, 1999 from net income of $573,000 for the six months ended June 30, 1998, a decrease of $335,000. Net income for the six months ended June 30, 1999 was net of income taxes of $141,000. Net income for the six months ended June 30, 1998 was net of $305,000 related to a one-time charge to induce the conversion of the debentures, income taxes of $288,000, and the cumulative effect of a change in an accounting principle related to SOP 98-5 of $39,000. As a percentage of net revenue, net income decreased to 1.7% for the six months ended June 30, 1999 from 5.6% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $512,000 and $684,000 for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by operating activities during the 1999 period, after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $632,000 partially offset by an increase in accounts receivable of approximately $737,000 and an increase in prepaid expenses and other assets of approximately $622,000. Net cash provided by operating activities during the 1998 period, after adding back non-cash items, consisted primarily of an increase in accounts receivable of approximately $735,000, a decrease in prepaid expenses and other assets of approximately $183,000 and a decrease in accounts payable and accrued expenses of approximately $204,000. During the six months ended June 30, 1999, net income contributed approximately $238,000 to net cash provided by operating activities for the period compared to approximately $573,000 for the corresponding period in 1998.

Net cash used in investing activities was approximately $2.7 million and $4.0 million for the six months ended June 30, 1999 and 1998, respectively. During the six month period ended June 30, 1999, approximately $691,000 was utilized for acquisitions and approximately $2.0 million was invested in the purchase of additional property and equipment, including approximately $1.1 for the development of de novo Offices. For the six months ended June 30, 1998, approximately $2.4 million was utilized for acquisitions and approximately $1.5 million was invested in the purchase of additional property and equipment including approximately $551,000 for the development of de novo offices.

Net cash provided by financing activities was approximately $1.4 million and $6.3 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $3.1 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $171,000 for the repayment of long-term debt. During the six months ended June 30, 1998, net cash provided by financing activities was comprised of $11.5 million of proceeds from the initial public offering of the Company's Common Stock. This was partially offset by $3.7 million used for the repayment of a bank line of credit and a note issued in connection with the September 1997 acquisition of nine dental practices operated under the name Gentle Dental, $1.1 million for costs associated with the public offering, and $28,000 used for the payment of debenture issuance and other financing costs.

Under the Company's Credit Facility, during its three-year term, the Company may borrow up to $20.0 million. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At June 30, 1999, the Company had $890,000 available and $6.0 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

At June 30, 1999, the Company had outstanding indebtedness of approximately $507,000 represented by notes issued in connection with various practice acquisitions and capital lease obligations, all of which bear interest at rates varying from 7.0% to 14.0%. The Company's material commitments for capital expenditures total approximately $680,000 for the expansion of certain Offices and planned de novo Office developments. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated earnings as of June 30, 1999 were approximately $451,000, and the Company had working capital on that date of approximately $2.3 million.

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

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. During 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $3.63 to $4.81 per share. During the first six months of 1999, the Company, in 50 separate transactions, purchased approximately 508,000 shares of Common Stock for total consideration of $1.6 million at prices ranging from $2.81 to $3.75 per share.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of June 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At June 30, 1999, approximately $6.0 million was outstanding with an average interest rate of 7.78%. The line-of-credit matures on February 11, 2001. The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of shareholders was held on June 10, 1999.


(b) The following directors were elected at the meeting to serve a three-year term as Class II directors:


                                      For          Withheld Authority    Abstain
                                   ---------       ------------------    -------
       Dennis N. Genty             5,257,158             5,100              0
       Steven M. Bathgate          5,257,158             5,100              0


The following directors are continuing to serve their three-year terms as Class III directors which will expire at the Company's annual meeting in 2000:


       Frederic W.J. Birner
       Mark A. Birner, D.D.S.


The following directors are continuing to serve their three-year terms as Class I directors which will expire at the Company's annual meeting in 2001:


       James M. Ciccarelli


(c) The only other matter voted upon at the meeting and results of that vote are as follows:


     Ratification of appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year 1999.


                    For                  Against                       Abstained
                 ---------               -------                       ---------
                 5,259,002                3,000                           256


The matter described above is described in detail in the Company's definitive proxy statement dated May 12, 1999 for the Annual Meeting of Shareholders held on June 10, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------      -----------------------

 10.34       Fifth Amendment to Loan Document dated May 28, 1999 between the
             Company and Key Bank National Association.

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


                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation

Date: August 12, 1999               By: /s/ Frederic W.J. Birner
                                       -----------------------------------------
                                    Name:   Frederic W.J. Birner
                                    Title:  Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Date: August 12, 1999              By: /s/ Dennis N. Genty
                                      ------------------------------------------
                                   Name:    Dennis N. Genty
                                   Title:   Chief Financial Officer, Secretary,
                                            Treasurer and Director
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------      -----------------------

 10.34       Fifth Amendment to Loan Document dated May 28, 1999 between the
             Company and Key Bank National Association.

 27.1        Financial Data Schedule.