Form 10-Q
period 1999-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 1999-11-15
CIK 948072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended           September 30, 1999
                                  ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   ------------------  ------------------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   COLORADO                                  84-1307044
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation              (IRS Employer
               or organization)                          Identification No.)


     3801 EAST FLORIDA AVENUE, SUITE 508
               DENVER, COLORADO                                 80210
---------------------------------------------       ----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                       Shares Outstanding as of November 9, 1999
--------------------------------       -----------------------------------------
Common Stock, without par value                        6,131,814

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                                Page
                                                                                                              ----
          Condensed Consolidated Balance Sheets as of December 31, 1998
             and September 30, 1999 (unaudited)                                                                3

          Unaudited Condensed Consolidated Statements of Operations for the Quarters
             and Nine Months Ended September 30, 1998 and 1999                                                 4

          Unaudited Condensed Statement of Shareholders' Equity                                                5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1999                                                                 6

          Unaudited Notes to Condensed Consolidated Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                        11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          20


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                                                    22

Signatures                                                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,       September 30,
                                     ASSETS                                          1998                1999
                                                                                 --------------      -------------
                                                                                                      (Unaudited)


CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 2,169,687          $ 2,340,321
    Accounts receivable, net of allowance for doubtful accounts of $296,911 and $304,429 at December 31, 1998 and
       September 30, 1999, respectively                                              2,668,024            3,774,988
    Current portion of notes receivable - related parties                               28,746               69,368
    Deferred income taxes                                                              173,629              282,247
    Income tax receivable                                                              262,469                   --
    Prepaid expenses and other assets                                                  345,858              992,189
                                                                                   -----------          -----------
              Total current assets                                                   5,648,413            7,459,113

PROPERTY AND EQUIPMENT, net                                                          5,613,021            7,449,719

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                          13,877,449           14,220,688
    Deferred charges and other assets                                                  404,476              263,336
    Notes receivable - related party - long term                                            --                3,000
                                                                                   -----------          -----------
              Total assets                                                         $25,543,359          $29,395,856
                                                                                   ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $ 3,042,534          $ 4,393,880
    Income taxes payable                                                                    --               39,427
    Current maturities of long-term debt                                               276,331              173,836
    Current maturities of capital lease obligations                                     20,996                1,959
                                                                                   -----------          -----------
              Total current liabilities                                              3,339,861            4,609,102

LONG TERM LIABILITIES:
    Long-term debt, net of current maturities                                        3,234,101            7,173,908
    Deferred income taxes                                                              217,569              217,569
    Capital lease obligations, net of current maturities                                 6,321                  581
                                                                                   -----------          -----------
              Total liabilities                                                      6,797,852           12,001,160
                                                                                   -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares authorized;
       none outstanding                                                                    --                   --
    Common Stock, no par value, 20,000,000 shares authorized;
       6,636,980 and 6,131,814, shares issued and outstanding
       at December 31, 1998 and September 30, 1999, respectively                    18,531,738           16,968,454
    Retained earnings                                                                  213,769              426,242
                                                                                   -----------          -----------
              Total shareholders' equity                                            18,745,507           17,394,696
                                                                                   -----------          -----------
              Total liabilities and shareholders' equity                           $25,543,359          $29,395,856
                                                                                   ===========          ===========



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Quarter Ended                      Nine Months Ended
                                                                September 30,                       September 30,
                                                        -------------------------------     ------------------------------
                                                           1998               1999             1998               1999
                                                        ------------      -------------     ------------      ------------


NET REVENUE                                             $  5,855,388      $  7,406,488      $ 16,115,742      $ 21,595,750
DIRECT EXPENSES:
    Clinical salaries and benefits                         2,190,598         2,864,842         5,983,054         8,296,258
    Dental supplies                                          271,418           493,912           833,446         1,296,712
    Laboratory fees                                          501,229           697,036         1,431,481         2,093,271
    Occupancy                                                525,463           823,869         1,366,148         2,253,177
    Advertising and marketing                                 87,272           114,812           291,799           343,048
    Depreciation and amortization                            308,922           496,233           784,383         1,348,959
    General and administrative                               586,832           792,243         1,462,004         2,192,116
                                                        ------------      ------------      ------------      ------------
                                                           4,471,734         6,282,947        12,152,315        17,823,541
                                                        ------------      ------------      ------------      ------------
Contribution from dental offices                           1,383,654         1,123,541         3,963,427         3,772,209

CORPORATE EXPENSES:
    General and administrative                               831,992           959,018         2,067,130         2,915,756
    Depreciation and amortization                             43,560            66,543           112,051           190,448
                                                        ------------      ------------      ------------      ------------
Operating income                                             508,102            97,980         1,784,246           666,005
Interest income (expense), net                                14,125          (137,736)          (57,297)         (327,105)
Conversion inducement expense                                     --                --          (305,100)               --
                                                        ------------      ------------      ------------      ------------
Income (loss) before income taxes                            522,227           (39,756)        1,421,849           338,900
Income tax benefit (expense)                                (138,677)           14,812          (426,555)         (126,427)
                                                        ------------      ------------      ------------      ------------
Income (loss) before change in accounting principle          383,550           (24,944)          995,294           212,473
Cumulative effect of change in accounting principle               --                --           (39,162)               --
                                                        ------------      ------------      ------------      ------------
Net income (loss)                                       $    383,550      $    (24,944)     $    956,132      $    212,473
                                                        ============      ============      ============      ============

Basic earnings per share of Common Stock:
  Income before cumulative effect of
    change in accounting principle                      $        .06      $        .00      $        .16      $        .03
  Cumulative effect of change in accounting
    principle                                                     --                --              (.01)               --
                                                        ------------      ------------      ------------      ------------

  Net income                                            $        .06      $        .00      $        .15      $        .03
                                                        ============      ============      ============      ============

Diluted earnings per share of Common Stock:
  Income before cumulative effect of
    change in accounting principle                      $        .06      $        .00      $        .16      $        .03
  Cumulative effect of change in accounting
    principle                                                     --                --              (.01)               --
                                                        ------------      ------------      ------------      ------------
  Net income                                            $        .06      $        .00      $        .15      $        .03
                                                        ============      ============      ============      ============

Weighted average number of shares of
Common stock and dilutive securities:
    Basic                                                  6,685,759         6,139,591         6,106,389         6,260,453
                                                        ============      ============      ============      ============
    Diluted                                                6,838,167         6,139,591         6,317,054         6,318,773
                                                        ============      ============      ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                               Common Stock
                                                 ----------------------------------------        Retained       Total Shareholders'
                                                        Shares               Amount               Earnings             Equity
                                                 ------------------    ------------------    ------------------  ------------------
BALANCE, December 31, 1998                                6,636,980    $       18,531,738    $          213,769  $       18,745,507
    Issuance of Common Stock for dental office
     acquisition                                             12,632                35,000                    --              35,000
    Options exercised                                         5,502                12,132                    --              12,132
    Purchase and retirement of Common Stock                (535,100)           (1,638,416)                   --          (1,638,416)
    Issuance of Common Stock to Profit
       Sharing Plan                                          11,800                28,000                    --               28,000
   Net Income                                                    --                    --               212,473              212,473
                                                 ------------------    ------------------    ------------------  -------------------

BALANCE, September 30, 1999 (Unaudited)                   6,131,814    $       16,968,454    $          426,242  $       17,394,696
                                                 ==================    ==================    ==================  ===================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                     1998                 1999
                                                                                 ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $    956,132         $    212,473
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                               896,434            1,539,407
          Provision for doubtful accounts                                             141,139               52,104
          Amortization of debenture issuance costs                                     22,742                   --
          Conversion inducement                                                       305,100                   --
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                      (1,229,610)          (1,170,471)
          Prepaid expense, income tax receivable and other assets                    (379,589)            (393,960)
          Accounts payable and accrued expenses                                       636,570            1,358,731
                                                                                 ------------         ------------
    Net cash provided by operating activities                                       1,348,918            1,598,284
                                                                                 ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                 13,119              (43,622)
    Capital expenditures                                                           (1,377,617)          (1,673,530)
    Development of new dental offices                                                (692,506)          (1,178,393)
    Acquisition of dental offices                                                  (5,847,987)            (718,356)
                                                                                 ------------         ------------
    Net cash used in investing activities                                          (7,904,991)          (3,613,901)
                                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering, net of underwriting discounts           11,476,042                   --
    Payment of public offering costs                                               (1,123,756)                  --
    Proceeds from issuance of Common Stock from options exercised                      47,425               12,132
    Net borrowings - line of credit                                                   368,056            4,010,000
    Proceeds from notes payable                                                       300,000                   --
    Repayment of long-term debt                                                    (3,462,721)            (197,465)
    Payment of debenture issuance and other financing cost                            (27,927)                  --
    Purchase and retirement of Common Stock                                                --           (1,638,416)
    Payment to induce conversion of debentures                                       (305,100)                  --
                                                                                 ------------         ------------
    Net cash provided by financing activities                                       7,272,019            2,186,251
                                                                                 ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             715,946              170,634

CASH AND CASH EQUIVALENTS, beginning of period                                        977,454            2,169,687
                                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                         $  1,693,400         $  2,340,321
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                         1998              1999
                                                                      ----------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                       $  492,587        $  334,038
                                                                      ==========        ==========

       Cash paid during the period for income taxes                   $  200,000        $   87,000
                                                                      ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Common Stock issued for:
          Conversion of debentures                                    $6,780,000        $       --
          Acquisition of dental offices                               $   76,500        $   35,000
          Profit Sharing Plan                                         $       --        $   28,000

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities                    $  149,777        $   59,596
          Notes payable                                               $  395,200        $       --
       Accounts receivable net, acquired through  acquisitions        $  255,000        $   40,000

       Other assets acquired through acquisitions                     $       --        $   30,000






















         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Certain prior years' amounts in the unaudited condensed consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1999.

(2)  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".


                                                             Quarter Ended September 30,
                            -----------------------------------------------------------------------------------------------
                                              1998                                                1999
                            -------------------------------------------        --------------------------------------------
                                                              Per Share                                          Per Share
                              Income          Shares           Amount           (Loss)            Shares           Amount
                            ---------        ---------        ---------        ---------         ---------        ---------
Basic EPS:
   Net income (loss)        $ 383,550        6,685,759        $     .06        $ (24,944)        6,139,591        $     .00
                            =========        =========        =========        =========         =========        =========

Diluted EPS:
   Net income (loss)        $ 383,550        6,838,167        $     .06        $ (24,944)        6,139,591        $     .00
                            =========        =========        =========        =========         =========        =========



                                                                   Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                         1998                                        1999
                                          --------------------------------------      -------------------------------------
                                                                      Per Share                                   Per Share
                                           Income          Shares       Amount         Income        Shares         Amount
                                          ---------      ---------     ---------      ---------     ---------     ---------

Basic EPS:
   Income before cumulative effect of
     change in accounting principle       $ 995,294      6,106,389     $     .16      $ 212,473     6,260,453     $     .03
   Cumulative effect of change
     in accounting principle                (39,162)            --          (.01)            --            --            --
                                          ---------      ---------     ---------      ---------     ---------     ---------
   Net income                             $ 956,132      6,106,389     $     .15      $ 212,473     6,260,453     $     .03
                                          =========      =========     =========      =========     =========     =========

Diluted EPS:
   Income before cumulative effect of
     change in accounting principle       $ 995,294      6,317,054     $     .16      $ 212,473     6,318,773     $     .03
   Cumulative effect of change
     in accounting principle                (39,162)            --          (.01)            --            --            --
                                          ---------      ---------     ---------      ---------     ---------     ---------
   Net income                             $ 956,132      6,317,054     $     .15      $ 212,473     6,318,773     $     .03
                                          =========      =========     =========      =========     =========     =========


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 1998 and 1999 and the quarter ended September 30, 1998 relates to the effect of 210,665, 58,320 and 152,408, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings for the quarter ended September 30, 1999 since they were anti-dilutive as a result of the Company's net loss for the quarter.

(3)  LINE OF CREDIT

Under the Company's Credit Facility (as amended on September 20, 1999), during its three-year term, the Company may borrow up to $20.0 million. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At September 30, 1999, the Company had $470,000 available and $6.9 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

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

On June 28, 1999, the Company opened one de novo office in Golden, Colorado.

On July 5, 1999, the Company opened two de novo offices, one in Littleton, Colorado and one in Rio Rancho, New Mexico.

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

(7)  REPORTABLE BUSINESS SEGMENTS

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of Offices, the ability of the Company to manage effectively an increasing number of Offices, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (as filed with the Securities Exchange Commission on March 31,
1998), the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time-sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company engaged in a comprehensive project to upgrade its computer software to programs that will consistently and properly recognize the Year 2000. The Company utilizes off-the-shelf or third party production software and has recently purchased new hardware, software and software upgrades from vendors who have represented that these systems are Year 2000 compliant. The Company's expenditures and anticipated future expenditures for this remediation are expected to be less than $100,000. In addition, the Company is in the process of identifying non-information systems operation critical applications that have date-sensitive software or equipment that has time-sensitive embedded components. The Company expects to complete this assessment during the fourth quarter of 1999.

The Company may also be vulnerable to other companies' Year 2000 issues. The Company's current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failure to become Year 2000 compliant on a timely basis. The Company initiated formal communications with all of its significant insurance payors and vendors during the third quarter of 1998 with respect to the status of their Year 2000 compliance programs and has received responses from 27 of the 38 vendors contacted. All vendors who have responded indicate that their systems are Year 2000 compliant. During the fourth quarter of 1999, efforts will continue to be made to contact those vendors that have not yet responded to the Company's Year 2000 survey. Potential issues related to those vendors who do not respond to the Company's survey will be addressed in the Company's contingency plan. There can be no assurance that these companies will achieve Year 2000 compliance or that their conversions to become Year 2000 compliant will be compatible with the Company's systems. The inability of the Company's significant vendors or insurance payors to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

The Company presently anticipates that it will complete its Year 2000 assessment by December 31, 1999. Any changes that this assessment indicates are required, will be made by the Company prior to this date. However there can be no assurance that the Company will be successful in implementing its Year 2000 plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company's to become Year 2000 compliant.

Although the Company believes that its internal systems are Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to complete its contingency plan during the fourth quarter of 1999.

GENERAL

The following discussion relates to factors which have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


OVERVIEW

The Company was formed in May 1995, and currently manages 54 Offices in Colorado, New Mexico and Arizona staffed by 76.6 full-time equivalent general dentists and 5.5 full-time equivalent specialists. The Company has acquired 42 Offices (four of which were consolidated into existing Offices) and opened 16 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists that practice at that Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing and new markets by acquiring solo and group dental practices, by developing de novo Offices and by enhancing the operating performance of its existing Offices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

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


                                         1995(1)          1996                1997              1998          1999(2)
                                      -------------    -----------        ------------      ------------     ----------
Offices at beginning of period                    0              4                  18                34             49
De novo Offices                                   0              5                   1                 5              5
Acquired Offices                                  4             12                  15                10              1
Consolidation of Offices                          0             (3)                  0                 0             (1)
                                      -------------    -----------        ------------      ------------     ----------
Offices at end of period                          4             18                  34                49             54
                                      =============    ===========        ============      ============     ==========

-------------------------
(1) From October 1, 1995 through December 31, 1995. The Company was formed on May 17, 1995, and had no substantial operations until October 1, 1995.

(2)  From January 1, 1999 through September 30, 1999.


The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $412,000, $4.3 million, $5.4 million, $6.0 million, and $760,000 respectively. The average investment by the Company in each of its

16 de novo Offices has been approximately $186,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The nine de novo Offices opened between January 1996 and June 1998 began generating positive contribution from dental offices, on average, within four months of opening. Six of the seven remaining de novo Offices, which have been open an average of five and one half months, have not generated positive contribution from dental offices as of the date of this Quarterly Report. The remaining de novo Office generated positive contribution from dental offices within three months of opening.

At September 30, 1999, the Company's total assets of $29.4 million included $14.2 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of $17.4 million and a tangible net worth of $3.2 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


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

The Company has experienced significant period-to-period growth in Revenue. For the quarter ended September 30, 1999, Revenue increased to $10.1 million from $7.7 million for the three months ended September 30, 1998, an increase of $2.4 million or 30.9%. The Company opened 2 de novo Offices during the period from July 1, 1999 to September 30, 1999 which, in the aggregate, accounted for $167,000 of the $2.4 million increase. Revenue at the 39 Offices in existence during both full periods increased to $7.9 million in 1999 from $7.4 million in 1998, an increase of $500,000 or 6.7%. The remainder of the increase in Revenue of $1.7 million was attributable to the 13 Offices that were acquired or opened during the period from July 1, 1998 to June 30, 1999.

For the nine months ended September 30, 1999, Revenue increased to $29.1 million from $21.3 million for the nine months ended September 30, 1998, an increase of $7.8 million or 36.3%. The Company acquired one practice and opened 5 de novo Offices during the period from January 1, 1999 to September 30, 1999 which, in the aggregate, accounted for $1.3 million of the $7.8 million increase. Revenue at the 33 Offices in existence during both full periods increased to $20.1 million in 1999 from $19.2 million in 1998, an increase of $900,000, or 4.3%. The remainder of the increase in Revenue of $5.6 million was attributable to the 15 Offices that were acquired or opened during the period from January 1, 1998 to December 31, 1998.

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


                                                           Quarter Ended September 30,   Nine Months Ended September 30,
                                                           ---------------------------   -------------------------------
                                                               1998           1999             1998           1999
                                                            ----------     ----------       ----------     ----------
Net revenue                                                      100.0%         100.0%           100.0%         100.0%
Direct expenses:
     Clinical salaries and benefits                               37.4%          38.7%            37.1%          38.4%
     Dental supplies                                               4.6%           6.6%             5.2%           6.0%
     Laboratory fees                                               8.5%           9.4%             8.9%           9.7%
     Occupancy                                                     9.0%          11.1%             8.5%          10.4%
     Advertising and marketing                                     1.5%           1.5%             1.8%           1.6%
     Depreciation and amortization                                 5.3%           6.7%             4.8%           6.2%
     General and administrative                                   10.0%          10.7%             9.1%          10.2%
                                                            ----------     ----------       ----------     ----------
                                                                  76.3%          84.7%            75.4%          82.5%
                                                            ----------     ----------       ----------     ----------
Contribution from dental offices                                  23.7%          15.3%            24.6%          17.5%
Corporate expenses:
     General and administrative                                   14.2%          13.0%            12.8%          13.5%
     Depreciation and amortization                                 0.7%           0.9%             0.7%           0.9%
                                                            ----------     ----------       ----------     ----------
Operating income                                                   8.8%           1.4%            11.1%           3.1%
Interest income (expense), net                                     0.2%          (1.9)%           (0.4)%         (1.5)%
Conversion inducement expense                                       --             --             (1.9)%           --
                                                            ----------     ----------       ----------     ----------
Income (loss) before income taxes                                  9.0%          (0.5)%            8.8%           1.6%
Income tax benefit (expense)                                      (2.4)%          0.2%            (2.7)%         (0.6)%
                                                            ----------     ----------       ----------     ----------
Income (loss) before change in accounting principle                6.6%          (0.3)%            6.1%           1.0%
Cumulative effect of change in accounting principle                 --             --             (0.2)%           --
                                                            ----------     ----------       ----------     ----------
Net income (loss)                                                  6.6%          (0.3)%            5.9%           1.0%
                                                            ==========     ==========       ==========     ==========




THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

Net revenue. Net revenue increased to $7.4 million for the three months ended September 30, 1999 from $5.8 million for the three months ended September 30, 1998, an increase of approximately $1.6 million, or 26.5%. The Company opened 2 de novo Offices during the period from July 1, 1999 to September 30, 1999, which contributed $112,000 to the increase. Net revenue at the 39 Offices which the Company managed and which were in existence for both full third quarters of 1999 and 1998 increased 5.3% or $295,000 to $5.9 million in the third quarter of 1999 from $5.6 million in the third quarter of 1998. The remainder of the increase in net revenue of $1.2 million was attributable to 7 practice acquisitions and 6 de novo Office openings which occurred between July 1, 1998 and June 30, 1999.

 Clinical salaries and benefits. Clinical salaries and benefits increased to $2.9 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998, an increase of $674,000 or 30.8%. This increase was primarily due to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 38.7% for the three months ended September 30, 1999 from 37.4% for the three months ended September 30, 1998. This increase was due primarily to the increased number of non-dental personnel added in connection with the hiring of additional dentists and the opening of de novo offices.

Dental supplies. Dental supplies increased to $494,000 for the three months ended September 30, 1999 from $271,000 for the three months ended September 30, 1998, an increase of $223,000 or 82.0%. This increase was primarily due to the increase in the number of dental practices to 54 at September 30, 1999 compared to 47 at September 30, 1998, the increased number of patient visits, the initial expense of stocking de novo offices, the increase in amount of specialty services provided and price increases from suppliers. As a percentage of net revenue, dental supplies increased to 6.6% during the three months ended September 30, 1999 from 4.6% during the three months ended September 30, 1998. The increase in dental supplies as a percentage of net revenue is attributable to the increased number of recently hired dentists, including specialists, and the de novo offices that were opened.

Laboratory fees. Laboratory fees increased to $697,000 during the three months ended September 30, 1999 from $501,000 during the three months ended September 30, 1998, an increase of $196,000 or 39.1%. This increase was primarily due to the increase in the number of dental practices to 54 at September 30, 1999 compared to 47 at September 30, 1998, the increased number of patients seen, the use of non-contract laboratories and cost increases in certain laboratory agreements. As a percentage of net revenue, laboratory fees increased to 9.4% during the three months ended September 30, 1999 from 8.5% during the three months September 30, 1998.

Occupancy. Occupancy increased to $824,000 during the three months ended September 30, 1999 from $526,000 during the three months ended September 30, 1998, an increase of $298,000 or 56.8%. This increase was primarily due to the incremental expenditures required to operate 54 dental practices at September 30, 1999 compared to 47 dental practices at September 30, 1998 and increased costs relating to utilities and property taxes. As a percentage of net revenue, occupancy expense increased to 11.1% during the three months ended September 30, 1999 from 9.0% during the three months ended September 30, 1998. The increase in occupancy as a percentage of net revenue is attributable to rent expense at the Company's recently opened de novo Offices and rent increases at the Company's recently expanded Offices.

Advertising and marketing. Advertising and marketing increased to $115,000 for the three months ended September 30, 1999 from $87,000 for the three months ended September 30, 1998, an increase of $28,000 or 31.6%. As a percentage of net revenue, advertising and marketing stayed even at 1.5% during the three months ended September 30, 1999 and the three months ended September 30, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $496,000 for the three months ended September 30, 1999 from $309,000 for the three months ended September 30, 1998, an increase of $187,000 or 60.6%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's expansion from 47 dental practices at the end of the 1998 period to 54 dental practices at the end of the 1999 period. As a percentage of net revenue, depreciation and amortization increased to 6.7% for the three months ended September 30, 1999 from 5.3% for the three months ended September 30, 1998. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. General and administrative expense, which is attributable to the Offices, increased to $792,000 during the three months ended September 30, 1999 from $587,000 during the three months ended September 30, 1998, an increase of approximately $205,000 or 35.0%. This increase was primarily due to the incremental expenditures required to operate 54 dental practices at September 30, 1999 compared to 47 dental practices at September 30, 1998 and increases in overhead costs. As a percentage of net revenue, general and administrative expenses increased to 10.7% during the three months ended September 30, 1999 from 10.0% during the three months ended September 30, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $1.1 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998, a decrease of $260,000 or 18.8%. As a percentage of net revenue, contribution from dental offices decreased to 15.3% during the three months ended September 30, 1999 from 23.7% during the three months ended September 30, 1999. This decrease as a percentage of net revenue is a result of the factors discussed above.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased to $959,000 during the three months ended September 30, 1999 from $832,000 during the three months ended September 30, 1998, an increase of $127,000 or 15.3%. This increase was due to expansion of the Company's infrastructure to manage anticipated growth, primarily through the addition of personnel. As a percentage of net revenue, corporate expense - general and administrative decreased to 13.0% during the three months ended September 30, 1999 from 14.2% during the three months ended September 30, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased to $67,000 for the three months ended September 30, 1999 from $44,000 for the three months ended September 30, 1998, an increase of $23,000 or 52.8%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses depreciation and amortization increased to 0.9% during the three months ended September 30, 1999 from 0.7% during the three months ended September 30, 1998.

Operating income. As a result of the above, operating income decreased to $98,000 during the three months ended September 30, 1999 from operating income of $508,000 during the three months ended September 30, 1998, a decrease of $410,000 or 80.7%. As a percentage of net revenue, operating income decreased to 1.4% during the three months ended September 30, 1999 from 8.8% during the three months ended September 30, 1998. The decrease as a percentage of net revenue is a result of the factors discussed above.

Interest expense, net. Net interest expense increased to $138,000 for the three months ended September 30, 1999 from net interest income of $14,000 for the three months ended September 30, 1998, an increase of $152,000. This increase in net interest expense is attributable to an increase in the average debt outstanding during the 1999 period. The funds from the additional debt incurred have been used for the development of de novo offices, purchase of practices, and the purchase of treasury stock.

Net income (loss). As a result of the above, net income decreased to a net loss of $(25,000) for the three months ended September 30, 1999 from net income of $384,000 for the three months ended September 30, 1998, a decrease of $409,000. Net loss for the three months ended September 30, 1999 was net of an income tax benefit of $15,000. Net income for the three months ended September 30, 1998 was net of income taxes of $139,000. As a percentage of net revenue, net income decreased to (0.3)% for the three months ended September 30, 1999 from 6.6% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

Net revenue. Net revenue increased to $21.6 million for the nine months ended September 30, 1999 from $16.1 million for the nine months ended September 30, 1998, an increase of approximately $5.5 million, or 33.3%. The Company acquired one practice and opened five de novo Offices during the period from January 1, 1999 to September 30, 1999, which contributed $887,000 of the increase. Net revenue at the 33 Offices which the Company managed and which were in existence for the full nine month periods ended September 30, 1999 and 1998 increased 4.7% or $683,000 to $15.3 million in 1999 from $14.7 million in 1998. The remainder of the increase in net revenue of $3.9 million was attributable to 10 practice acquisitions and 5 de novo Office openings which occurred between January 1, 1998 and December 31, 1998.

Clinical salaries and benefits. Clinical salaries and benefits increased to $8.3 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998, an increase of $2.3 million or 38.7%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 38.4% for the nine months ended September 30, 1999 from 37.1% for the nine months ended September 30, 1998.

Dental supplies. Dental supplies increased to $1.3 million for the nine months ended September 30, 1999 from $833,000 for the nine months ended September 30, 1998, an increase of $463,000 or 55.6%. This increase was primarily due to the increase in the number of dental practices to 54 at September 30, 1999 compared to 47 at September 30, 1998, the increased number of patient visits, the initial expense of stocking de novo offices, the increase in amount of specialty services provided and price increases from suppliers. As a percentage of net revenue, dental supplies increased to 6.0% during the nine months ended September 30, 1999 from 5.2% during the nine months ended September 30, 1998. The increase in dental supplies as a percentage of net revenue is attributable to the increased number of recently hired dentists, including specialists, and the de novo offices that were opened.

Laboratory fees. Laboratory fees increased to $2.1 million during the nine months ended September 30, 1999 from $1.4 million during the nine months ended September 30, 1998, an increase of $662,000 or 46.2%. This increase was primarily due to the increase in the number of dental practices to 54 at September 30, 1999 compared to 47 at September 30, 1998, the increased number of patients seen and the use of non-contract laboratories. As a percentage of net revenue, laboratory fees increased to 9.7% during the nine months ended September 30, 1999 from 8.9% during the nine months September 30, 1998. The increase in laboratory fees as a percentage of net revenue is attributable to cost increases in certain laboratory agreements and the use of non-contract laboratories.

Occupancy. Occupancy increased to $2.3 million during the nine months ended September 30, 1999 from $1.4 million during the nine months ended September 30, 1998, an increase of $887,000 or 64.9%. This increase was primarily due to the incremental expenditures required to operate 54 dental practices at September 30, 1999 compared to 47 dental practices at September 30, 1998 and increased costs relating to utilities and property taxes. As a percentage of net revenue, occupancy expense increased to 10.4% during the nine months ended September 30, 1999 from 8.5% during the nine months ended September 30, 1998. The increase in occupancy as a percentage of net revenue is attributable to rent expense at the Company's recently opened de novo Offices and rent increases at the Company's recently expanded Offices.

Advertising and marketing. Advertising and marketing increased to $343,000 for the nine months ended September 30, 1999 from $292,000 for the nine months ended September 30, 1998, an increase of $51,000 or 17.6%. As a percentage of net revenue, advertising and marketing decreased to 1.6% during the nine months ended September 30, 1999 from 1.8% during the nine months ended September 30, 1998.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $1.3 million for the nine months ended September 30, 1999 from $784,000 for the nine months ended September 30, 1998, an increase of $565,000 or 72.0%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's expansion from 47 dental practices at the end of the 1998 period to 54 dental practices at the end of the 1999 period. As a percentage of net revenue, depreciation and amortization increased to 6.2% for the nine months ended September 30, 1999 from 4.8% for the nine months ended September 30, 1998. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. General and administrative expense, which is attributable to the Offices, increased to $2.2 million during the nine months ended September 30, 1999 from $1.5 million during the nine months ended September 30, 1998, an increase of approximately $730,000 or 49.9%. This increase was primarily due to the incremental expenditures required to operate 54 dental practices at September 30, 1999 compared to 47 dental practices at September 30, 1998 and increases in overhead costs. As a percentage of net revenue, general and administrative expenses increased to 10.2% during the nine months ended September 30, 1999 from 9.1% during the nine months ended September 30, 1998.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased $191,000 or 4.8% to $3.8 million for the nine months ended September 30, 1999 when compared to the corresponding period in 1998. As a percentage of net revenue, contribution from dental offices decreased to 17.5% during the nine months ended September 30, 1999 from 24.6% during the nine months ended September 30, 1998. This decrease as a percentage of net revenue is a result of the factors discussed above.

Corporate expenses - general and administrative. Corporate expenses - general and administrative expense increased to $2.9 million during the nine months ended September 30, 1999 from $2.1 million during the nine months ended September 30, 1998, an increase of $849,000 or 41.1%. This increase was due to expansion of the Company's infrastructure to manage anticipated growth, primarily through the addition of personnel and increases in overhead costs. As a percentage of net revenue, corporate expense - general and administrative increased to 13.5% during the nine months ended September 30, 1999 from 12.8% during the nine months ended September 30, 1998.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased to $190,000 for the nine months ended September 30, 1999 from $112,000 for the nine months ended September 30, 1998, an increase of $78,000 or 70.0%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses depreciation and amortization increased to 0.9% during the nine months ended September 30, 1999 from 0.7% during the nine months ended September 30, 1998.


Operating income. As a result of the above, operating income decreased to $666,000 during the nine months ended September 30, 1999 from $1.8 million during the nine months ended September 30, 1998, a decrease of $1.1 million or 62.7%. As a percentage of net revenue, operating income decreased to 3.1% during the nine months ended September 30, 1999 from 11.1% during the nine months ended September 30, 1998. The decrease as a percentage of net revenue is a result of the factors discussed above.

Interest expense, net. Net interest expense increased to $327,000 for the nine months ended September 30, 1999 from $57,000 for the nine months ended September 30, 1998, an increase of $270,000 or 470.9% This increase in net interest expense is attributable to an increase in the average debt outstanding during the 1999 period. The funds from the additional debt incurred have been used for the development of de novo offices, purchase of practices, and the purchase of treasury stock.

Conversion inducement expense. During the nine months ended September 30, 1998, the Company incurred a one-time charge of $305,000 related to inducing the convertible debenture holders to convert to Common Stock at the closing of the Company's initial public offering in February 1998.

Net income (loss). As a result of the above, net income decreased to $212,000 for the nine months ended September 30, 1999 from net income of $956,000 for the nine months ended September 30, 1998, a decrease of $744,000. Net income for the nine months ended September 30, 1999 was net of income taxes of $126,000. Net income for the nine months ended September 30, 1998 was net of $305,000 related to a one-time charge to induce the conversion of the debentures, income taxes of $427,000, and the cumulative effect of a change in an accounting principle related to SOP 98-5 of $39,000. As a percentage of net revenue, net income decreased to 1.0% for the nine months ended September 30, 1999 from 5.9% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $1.6 million and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by operating activities during the 1999 period, after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.4 million partially offset by an increase in accounts receivable of approximately $1.2 million, and an increase in prepaid expenses and other assets of approximately $394,000. Net cash provided by operating activities during the 1998 period, after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $637,000 partially offset by an increase in accounts receivable of approximately $1.2 million and an increase in prepaid expenses and other assets of approximately $380,000. During the nine months ended September 30, 1999, net income contributed approximately $212,000 to net cash provided by operating activities for the period compared to approximately $956,000 for the corresponding period in 1998.

Net cash used in investing activities was approximately $3.6 million and $7.9 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine month period ended September 30, 1999, approximately $718,000 was utilized for acquisitions and approximately $2.9 million was invested in the purchase of additional property and equipment, including approximately $1.2 for the development of de novo Offices For the nine months ended September 30, 1998, approximately $5.8 million was utilized for acquisitions and approximately $2.1 million was invested in the purchase of additional property and equipment including approximately $693,000 for the development of de novo offices.

 Net cash provided by financing activities was approximately $2.2 million and $7.3 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $4.0 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $197,000 for the repayment of long-term debt. During the nine months ended September 30, 1998, net cash provided by financing activities was comprised of $11.5 million of proceeds from the initial public offering of the Company's Common Stock, net borrowings under the Company's line of credit of approximately $368,000, net proceeds from the issuance of notes payable of approximately $300,000 and the exercise of common stock options in the amount of approximately $47,000. This was partially offset by $3.5 million used for the repayment of a bank line of credit and a note issued in connection with the September 1997 acquisition of nine dental practices operated under the name Gentle Dental, $1.1 million for costs associated with the public offering, $305,000 for the conversion of subordinated debentures to Common Stock and $28,000 used for the payment of debenture issuance and other financing costs.

Under the Company's Credit Facility, during its three-year term, the Company may borrow up to $20.0 million. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At September 30, 1999, the Company had $470,000 available and $6.9 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

At September 30, 1999, the Company had outstanding indebtedness of approximately $410,000 represented by notes issued in connection with various practice acquisitions and capital lease obligations, all of which bear interest at rates varying from 7.0% to 14.0%. Also included in long-term debt is approximately $63,000 of deferred lease liability. The Company's material commitments for capital expenditures total approximately $773,000 for the expansion of one Office and planned de novo Office developments and approximately 290,000 for computer software and hardware. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated earnings as of September 30, 1999 were approximately $426,000, and the Company had working capital on that date of approximately $2.9 million.

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

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. During 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $3.63 to $4.81 per share. During the first nine months of 1999, the Company, in 58 separate transactions, purchased approximately 535,000 shares of Common Stock for total consideration of $1.6 million at prices ranging from $1.78 to $3.75 per share.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of September 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At September 30, 1999, approximately $6.9 million was outstanding with an average interest rate of 7.44%. The line-of-credit matures on February 11, 2001. The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


Exhibit
Number       Description of Document
------       -----------------------

10.35 Sixth Amendment to Loan Document dated September 20, 1999 between the Company and Key Bank National Association.
27.1         Financial Data Schedule.


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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation


Date:  November 12, 1999            By:     /s/ Frederic W.J. Birner
                                       ----------------------------------------
                                    Name:   Frederic W.J. Birner
                                    Title:  Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Date:  November 12, 1999            By:     /s/ Dennis N. Genty
                                       ----------------------------------------
                                    Name:   Dennis N. Genty
                                    Title:  Chief Financial Officer, Secretary,
                                            Treasurer and Director (Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------

10.35 Sixth Amendment to Loan Document dated September 20, 1999 between the Company and Key Bank National Association.

27.1         Financial Data Schedule.