Form 10-K
period 1999-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2000-03-30
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                December 31, 1999
                                   ---------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                         ---------------         ---------------

                         Commission file number 0-23367
                                                -------
                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          COLORADO                                                   84-1307044
-----------------------------------------------------------        ----------------------------------------------
      (State or other jurisdiction of incorporation or                              (IRS Employer
                       organization)                                             Identification No.)

            3801 EAST FLORIDA AVENUE, SUITE 508
                     DENVER, COLORADO                                                   80210
-----------------------------------------------------------        ----------------------------------------------
         (Address of principal executive offices)                                    (Zip Code)

                                 Registrant's telephone number: (303) 691-0680
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                              Name of each exchange on which registered
-------------------------------------------------       ---------------------------------------------------------
                     None.                                                       None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held as of March 22, 2000 by non-affiliates of the Registrant was $5,359,817. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 3,573,211 shares of voting stock are held by non-affiliates. As of March 22, 2000, the Registrant had 6,131,814 shares of its Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about June 8, 2000.

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

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents

  Part     Item(s)                                                                                               Page

I.        1 and 2.    Business and Properties                                                                       4
                          General                                                                                   4
                          Dental Services Industry                                                                  4
                          The Company Strategy                                                                      5
                          Operations                                                                                6
                          The Company Dentist Philosophy                                                           10
                          Expansion Program                                                                        11
                          Affiliation Model                                                                        12
                          Competition                                                                              13
                          Government Regulation                                                                    14
                          Insurance                                                                                16
                          Trademark                                                                                16
                          Facilities and Employees                                                                 16
          3.          Legal Proceedings                                                                            17
          4.          Submission of Matters to a Vote of Security Holders                                          17
II.       5.          Market for Registrant's Common Equity and Related Stockholder Matters                        18
          6.          Selected Financial Data                                                                      20
          7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                   21
          7A.         Quantitative and Qualitative Disclosures About Market Risk                                   35
          8.          Financial Statements and Supplementary Data                                                  36
          9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                                   59
III.      10.         Directors and Executive Officers of the Registrant                                           59
          11.         Executive Compensation                                                                       59
          12.         Security Ownership of Certain Beneficial Owners and Management                               59
          13.         Certain Relationships and Related Transactions                                               59
IV.       14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             60

                                     PART I

ITEMS 1 AND 2.BUSINESS AND PROPERTIES.


GENERAL

Birner Dental Management Services, Inc. (the "Company") acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 42 dental practices ("Offices") in Colorado and eight Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company and its dental practice management model, which was developed by the Company's President, Mark Birner, D.D.S., provide a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company increasingly offers specialty dental services through affiliated specialists. The Company currently manages 55 Offices, of which 38 were acquired and 17 were developed internally ("de novo Offices").

DENTAL SERVICES INDUSTRY

According to the U.S. Health Care Financing Administration ("HCFA"), dental expenditures in the U.S. increased from $31.6 billion in 1990 to $53.8 billion in 1998. HCFA also projects that dental expenditures will reach approximately $93.1 billion by 2008, representing an increase of approximately 73.1% over 1998 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

The dental services industry is undergoing rapid change throughout the United States. Although total expenditures for dental care services in the United States have grown, the industry is highly fragmented. According to the American Dental Association, in 1996 there were more than 152,000 active dentists in the United States, of which approximately 92% practiced either alone or with one other dentist. Dental services typically are offered by local providers, primarily solo practitioners or small groups of general dentists or specialists, practicing at a single location.

Traditionally, most dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans. More recently, factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services. These third-party payment arrangements include indemnity insurance, preferred provider plans and capitated managed dental care plans. Current market trends, including the rise of third-party payment arrangements, have contributed to the increased consolidation of practices in the dental services industry and to the formation of dental practice management companies. According to the National Association of Dental Plans, in 1995 approximately 147 million persons, or approximately 55% of all persons in the U.S., were covered by some form of third-party dental care plan. The remaining 120 million, or 45% of all persons in the U.S., were not covered by any third-party plan. The Company believes that the percentage of people covered by third-party payment arrangements will continue to increase due in part to the popularity of such arrangements.

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

THE COMPANY STRATEGY

The Company's objective is to be the leading dental practice management company in the markets it serves. The key elements of the Company's strategy include:

Develop and Operate Geographically Dense Dental Practice Networks. Management believes that clustering its Offices allows the Company to implement other key elements of its strategy, which maximize revenue and operating performance. With 42 Offices in the Colorado market, eight Offices in the New Mexico market and five Offices in the Arizona market, the Company has built and is building geographically dense dental practice networks. The Company only intends to enter markets which will support such networks.

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

Develop Brand Identity. The Company's marketing programs have been designed to reinforce the association of the PERFECT TEETH(R) name and logo with high-quality, convenient dental care. The Company's marketing efforts are intended to increase patient flow and generally are targeted at fee-for-service patients. Where appropriate, the Company operates its offices under the PERFECT TEETH(R) name with the PERFECT TEETH(R) logo prominently displayed. The Company's geographically dense networks allow it to spread the cost of its marketing programs, particularly television and radio advertising, across a larger base of patient revenue.

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

OPERATIONS

LOCATION OF OFFICES















[MAP INSERTED HERE]

EXISTING OFFICES

As of the date of this annual report, the Company currently manages a total of 55 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:



                                                                                      DATE ACQUIRED/    SPECIALTY
                OFFICE NAME                             OFFICE ADDRESS                  DEVELOPED*       SERVICES
                -----------                             --------------                  ----------       --------
COLORADO
   BOULDER
    Perfect Teeth/Boulder                  4155 Darley, #F                          September 1997
    Perfect Teeth/Folsom                   1840 Folsom, Suite 302                   April 1998             1,2
   CASTLE ROCK
    Perfect Teeth/Castle Rock              390 South Wilcox, Unit D                 October 1995            1
   COLORADO SPRINGS
    Perfect Teeth/Austin Bluffs            4114 Austin Bluffs Parkway, #1604        January 1996*
    Perfect Teeth/Cheyenne Meadows         827 Cheyenne Meadows Road                June 1998*
    Perfect Teeth/Garden of the Gods       4329 Centennial Boulevard                July 1996*
    Perfect Teeth/South 8th Street         1050 South Eighth Street                 August 1998           1,2,3
    Perfect Teeth/Uintah Gardens           1768 West Uintah Street                  May 1996*               1
    Perfect Teeth/Union & Academy          5140 North Union                         September 1997
    Perfect Teeth/Woodman Valley           6914 North Academy Boulevard, Unit 1B    April 1998*
    Perfect Teeth/Powers                   5929 Constitution Avenue                 March 1999*
   DENVER
    Perfect Teeth/64th and Ward            12650 West 64th Avenue, Unit J           January 1996*
    Perfect Teeth/88th and Wadsworth       8749 Wadsworth Boulevard                 September 1997       1,2,3,4
    Perfect Teeth/Arapahoe                 7600 East Arapahoe Road, #311            October 1995            1
    Perfect Teeth/Bowmar                   5151 South Federal Boulevard, #G-2       October 1995            1
    Perfect Teeth/Buckley and Mississippi  4321 South Buckley Road                  September 1997          1
    Perfect Teeth/Central Denver           1633 Fillmore Street, Suite 200          May 1996                1
    Perfect Teeth/East 104th Avenue        2200 East 104th Avenue, #112             May 1996                1
    Perfect Teeth/East Cornell             12200 East Cornell Avenue, # E           August 1996
    Perfect Teeth/East Iliff               16723 East Iliff Avenue                  May 1997
    Perfect Teeth/Glendale Dental          4521 East Virginia Avenue                February 1999
    Perfect Teeth/Golden                   17211 South Golden Road, #100            June 28, 1999*          1
    Perfect Teeth/Green Mountain           13035 West Alameda Parkway               December 1998*
    Perfect Teeth/Highlands Ranch          9227 Lincoln Avenue, Suite 100           July 5, 1999*           1
    Perfect Teeth/Ken Caryl                7660 South Pierce                        September 1997          1
    Perfect Teeth/Leetsdale                7150 Leetsdale Drive, #110A              March 1996*
    Perfect Teeth/Mississippi              11175 East Mississippi Avenue, #110      September 1998
    Perfect Teeth/Monaco and Evans         2121 South Oneida, Suite 321             November 1995        1,2,3,4
    Perfect Teeth/North Sheridan           11550 North Sheridan, #101               May 1996                1
    Perfect Teeth/Parker                   11005 South Parker Road                  December 1998*          1
    Perfect Teeth/Sheridan and 64th Avenue 5169 West 64th Avenue                    May 1996
    Perfect Teeth/South Broadway           6767 South Broadway, Unit 10             April 1998
    Perfect Teeth/South Holly Street       8211 South Holly Street                  September 1997
    Perfect Teeth/Speer                    700 East Speer Boulevard                 February 1997
    Perfect Teeth/West 38th Avenue         7760 West 38th Avenue, #200              May 1996                1
    Perfect Teeth/West 120th Avenue        6650 West 120th Avenue, A-6              September 1997
    Perfect Teeth/West Jewell              8064 West Jewell                         April 1998
    Perfect Teeth/Yale                     7515 West Yale Avenue, Suite A           April 1997            1,2,3
   FORT COLLINS
    Perfect Teeth/South Fort Collins       1355 Riverside Avenue, Unit D            May 1996                3
   GREELEY
    Perfect Teeth/Greeley                  902 14th Street                          September 1997
   LONGMONT
    Perfect Teeth/Longmont                 641 Ken Pratt Boulevard                  September 1997
   LOVELAND
    Perfect Teeth/ Loveland                3400 West Eisenhower Boulevard           September 1996

                                                                                                    DATE ACQUIRED/        SPECIALTY
                OFFICE NAME                            OFFICE ADDRESS                                 DEVELOPED*          SERVICES
                -----------                            --------------                               --------------        ---------

NEW MEXICO
   ALBUQUERQUE
     Perfect Teeth/Alice                               5909 Alice NE                                  February 1998
     Perfect Teeth/Candelaria                          6101 Candelaria NE                             April 1997
     Perfect Teeth/Cubero Drive                        5900 Cubero Drive NE, Suite E                  September 1998
     Perfect Teeth/Four Hills                          13140-E Central Avenue, SE                     August 1997*            3
     Perfect Teeth/Fourth Street                       5721 Fourth Street NW                          August 1997
     Perfect Teeth/Wyoming and Candelaria              8501 Candelaria NE, Suite D3                   August 1997
    SANTA FE
     Perfect Teeth/Plaza Del Sol                       720 St. Michael Drive, Suite O                 May 1998*               3
    RIO RANCHO
     Perfect Teeth/Rio Rancho                          4500 Arrowhead Ridge Drive                     July 5, 1999*           3
ARIZONA (5)
    SCOTTSDALE
     Perfect Teeth/Bell Road and 64th Street           6345 East Bell Road, Suite 1                   July 1998              1,3

     Perfect Teeth/Shea and 90th Street                9393 North 90th Street, Suite 207              September 1998
    PHOENIX
     Perfect Teeth/Thomas and 15th Avenue              3614 North 15th Avenue, Suite B                September 1998         1,3
    TEMPE
     Perfect Teeth/Elliot and McClintock               7650 S. McClintock Dr., #110                   June 7, 1999*
    GOODYEAR
     Perfect Teeth/Palm Valley                         14175 West Indian School Bypass Road, #B6      March 20, 2000*


-------------------------
(1)      Orthodontics

(2)      Periodontics

(3)      Oral Surgery

(4)      Pedodontics

(5) All of the Arizona offices are located in Phoenix or the surrounding suburbs.

The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 16 treatment rooms and range in size from 1,200 square feet to 7,400 square feet.

PATIENT SERVICES

The Company seeks to develop long-term relationships with patients. A comprehensive exam and evaluation is conducted during a patient's first visit. Through patient education, the patients develop an awareness of the benefits of a comprehensive, long-term dental care plan. The Company believes that it will retain these patients longer and that these patients will have a higher utilization of the Company's dental services including specialty, elective, and cosmetic services.

Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including state-of-the-art gold, porcelain and composite inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery and periodontics, which are available at certain of the Company's Offices, as indicated on the table above. These services are provided by affiliated specialists who rotate through several offices in certain of the Company's existing markets. The addition of specialty services is a key component of the Company's strategy, as it enables the Company to capture revenue from typically higher margin services that would otherwise be referred to non-affiliated providers. In addition, by offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of professionals and facilities.

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

Staffing Model. The Company's staffing model attempts to maximize Office profitability by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to four dentists, two to six dental assistants, one to three hygienists, one to two hygiene assistants and two to four front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of four field representatives in Colorado, one field representative in New Mexico and one field representative in Arizona. These field representatives, who are each responsible for up to 11 Offices, oversee operations, development of non-dental employees and work to implement the Company's dental practice management model to maximize revenues and profitability.

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

Quality Assurance. The Company has designed and implemented a quality assurance program for dental personnel, including a background check. Quarterly site visits to the Offices and monthly dentist meetings help reinforce elements of the Company's quality assurance program. Each affiliated dentist is a graduate of an accredited dental program, and state licensing authorities require dentists to undergo annual training. The dentists and hygienists practicing at the Offices obtain a portion of their required continuing education through the Company's internal training programs.

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

Although only approximately 9% of individuals in the United States were enrolled in managed dental care plans in 1995, the Company believes that capitated managed dental care will play an increasingly important role in the provision of dental services. In 1997, managed dental care plans, including HMO's and PPO's, represented 38.3% of the dental benefits market. The Company believes that its experience with capitated managed dental care contracts positions the Company well for an environment with increased managed care penetration.

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

During the years ended December 31, 1999, 1998, and 1997 the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue: Prudential Dental Maintenance Organization, Inc. was responsible for 8.9%, 9.3% and 11.5%, respectively, PacifiCare of Colorado, Inc. was responsible for 6.7%, 10.6% and 13.4%, respectively, and CIGNA Dental Health was responsible for 7.8%, 9.3% and 11.5%, respectively.

THE COMPANY DENTIST PHILOSOPHY

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists are given an economic incentive to improve the operating performance of their Offices, in the form of a bonus based upon the operating performance of the Office. In addition, managing dentist's may be granted stock options in the Company that ordinarily vest over a three-to-five year period.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Associate dentists are typically recent graduates from residency programs, and usually spend up to two years working with a managing dentist. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

EXPANSION PROGRAM

OVERVIEW

Since its formation in May 1995, the Company has acquired 42 practices, including four practices that have been consolidated into existing Offices. Of those acquired practices (including the four practices consolidated with existing Offices), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been of solo dental practices. The Company also has developed 17 de novo Offices (as of March 29, 2000). As a result of the application of multiple expansion methods, the Company is not dependent on any particular expansion strategy and can capitalize on the opportunities presented by the current marketplace.

The following table sets forth the increase in the number of Offices managed by the Company from 1995 through March 29, 2000, including the number of de novo Offices and acquired Offices in each such year:

                                      1995(1)       1996          1997           1998         1999        2000(2)
                                     -------      -------       -------         -------      -------      -------
Offices at beginning of the period         0            4            18             34            49           54
De novo Offices                            0            5             1              5             5            1
Acquired Offices                           4           12            15             10             1            0
Consolidation of Offices                   0           (3)            0              0            (1)           0
                                     -------      -------       -------         -------      -------      -------
Offices at end of the period               4           18            34             49            54           55
                                     =======      =======       =======         =======      =======      =======

--------------
(1)      From October 1, 1995 through December 31, 1995.

(2)      From January 1, 2000 through March 29, 2000.


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

RECENT ACQUISITIONS

COLORADO ACQUISITIONS. During 1999, the Company acquired one practice in the Denver market. In addition to this acquisition, the Company opened three de novo Offices in 1999, one in Colorado Springs and two in the Denver metropolitan area which included Highlands Ranch and Golden. The Company acquired controlling interest in an existing Office during March, 2000. The Company's intentions are to open one de novo office in the Colorado market during 2000.

NEW MEXICO ACQUISITIONS. During 1999 the Company opened one de novo Office in Rio Rancho, a suburb of Albuquerque.

ARIZONA ACQUISITIONS. During 1999 the Company opened one de novo Office in Tempe, a suburb of Phoenix. In March, 2000, the Company opened one de novo Office in Goodyear, also a suburb of Phoenix. The Company's intentions are to open two additional de novo Offices in the Arizona market during 2000.

DE NOVO OFFICE DEVELOPMENTS

One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Six of the Company's eight Colorado Springs Offices, six of the Company's 34 Denver metro area, two of the Company's seven Albuquerque Offices, the Office in Santa Fe, the Office in Tempe and the Office in Goodyear were de novo developments. The Company generally locates de novo Offices in areas where there is significant population growth and in supermarket-anchored shopping centers. The Company seeks prime retail locations for its de novo Offices, generally located in high-growth suburban areas. These locations provide high visibility for the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

The average investment by the Company in each of its 17 de novo Offices has been approximately $198,000, which includes the cost of equipment, leasehold improvements and working capital associated with the initial operations. The eleven de novo Offices opened between January 1996 and December 1998, began generating positive contribution from dental offices, on average, within six months of opening. Two of the six de novo Offices opened in 1999 and early 2000 began generating positive contribution from dental offices within three months of opening. The Company's four remaining de novo Offices, which have been open an average of four months, have not generated positive contribution from dental offices as of the date of this Annual Report. The Company expects these Offices to become profitable by December 31, 2000.

AFFILIATION MODEL

RELATIONSHIP WITH P.C.S

Each Office is operated by a P.C., which employs or contracts with the dentists and dental hygienists who practice at that Office. Thirty-eight of the 42 P.C.s operating Offices located in Colorado and the five P.C.'s operating Offices located in Arizona are solely owned by the Company's President, Mark Birner, D.D.S. Five of the eight New Mexico Offices are owned by a non-managing dentist and the remaining three P.C.s operating Offices located in New Mexico and the remaining four P.C.s operating Offices in Colorado are owned by the managing dentists of those Offices. The Company has entered into agreements with seven of the owners of the P.C.s operating Offices in New Mexico and with the Company's President Dr. Birner, as the owner of 38 P.C.s operating Offices in Colorado and five P.C.s operating Offices in Arizona, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. Each agreement with Dr. Birner also permits the Company, in its sole discretion, to require Dr. Birner to transfer his shares in the P.C. (s) to another party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or the director of the P.C.

One of the six managing dentists (three of which are owners of one P.C.) who owns a P.C. operating an Office in Colorado has entered into stock purchase, pledge and security agreements with the Company. Under this agreement, if certain events occur including the failure to perform the obligations under the employment agreement with the P.C., cessation of employment with the P.C. for any reason, death or insolvency or directly or indirectly causing the P.C. to breach its obligations under the Management Agreement, then the Company may cause the P.C. to redeem the dentist's ownership interest in the P.C. for an agreed price which is not considered to be material by the Company. Two of the three directors of each of these two P.C.s are nominees of the Company and the dentists have given the Company's Chief Executive Officer, Fred Birner irrevocable proxies to vote their shares in the P.C.s.

In the remaining three Colorado P.C.s and one of the New Mexico P.C.s owned by a managing dentist, the Company has the right of first refusal to purchase 100% of the P.C.s shares and the right to elect one-half of the directors and vote one-half of the shares in such P.C.s.

MANAGEMENT AGREEMENTS WITH AFFILIATED OFFICES

The Company derives all of its revenue from its management agreements with the P.C.s (the "Management Agreements"). Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including
(i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel,
(viii) billing and collecting patient fees, (ix) arranging for certain legal and accounting services, and (x) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) employing and supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing the economic benefits or detriments associated with assets acquired by the P.C.s using such loans with the Company. Because the Company's financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

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

EMPLOYMENT AGREEMENTS

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with the P.C.s. The majority of such agreements can be terminated by either party without cause with two to seven days' notice. The employment agreement for one of the managing dentists who is also a shareholder of a P.C. has a term of 20 years and can only be terminated by the P.C. upon the occurrence of certain events. If the employment of the managing dentist is terminated for any reason, the P.C. has the right to redeem the shares of the P.C. held by the managing dentist. Such agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of patients and employees. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work. Specialists are compensated based upon a percentage of revenue or collections attributable to their work. The P.C. with whom the dentist has entered into an employment agreement pays the dentists' compensation and benefits.

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

The business of providing general and specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such individuals begins to decline in the Company's markets, it may become more difficult to attract and retain qualified personnel to sufficiently staff the existing Offices or to meet the staffing needs of the Company's planned expansion.

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

As of December 31, 1999, the Company had 81 general dentists and 64 affiliated hygienists who were employed by the P.C.s, nine specialists who contract with the P.C.s to provide specialty dental services, and 359 non-dental employees.

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

None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "BDMS." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National Market:

                                                                                   HIGH           LOW
                                                                                 ---------      --------
   1998
   ----

First Quarter (February 12, 1998 through March 31, 1998)                         $7-1/2         $5-5/16
Second Quarter                                                                    8-3/8          5-3/4
Third Quarter                                                                     6-1/2          3-5/8
Fourth Quarter                                                                    5-5/16         2-13/16

1999

First Quarter                                                                    $4             $2-3/16
Second Quarter                                                                    3-1/2          2-3/8
Third Quarter                                                                     2-9/16         1-5/8
Fourth Quarter                                                                    2-7/16         1-1/8

2000

     First Quarter (January 1, 2000 through March 22, 2000)                      $1-5/8         $1-1/8


At March 22, 2000 the last reported sale price of the Common Stock was $1.50 per share. As of the same date, there were 6,131,814 shares of Common Stock outstanding held by 80 holders of record and approximately 650 beneficial owners.

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

During 1997, 1998, and 1999 the Company has issued and/or sold unregistered securities as set forth below:

     1. In May 1997, the Company repurchased 137,550 shares of Common Stock from Paul Valuck, D.D.S. issued in connection with the terms of an asset purchase agreement, for the purchase price of $350,000.

     2. In June 1997, the Company awarded to Fred Birner, Mark Birner and Dennis Genty, the founders of the Company, warrants to purchase an aggregate of 27,510 share of Common Stock of the Company, at an exercise price of $6.00 per share.

     3. A warrant to purchase up to 1,834 shares of Common Stock of the Company was awarded to James Ciccarelli, a director of the Company in July 1997, at an exercise price of $6.54 per share.

     4. In August 1997, 34,387 shares of Common Stock was issued to W. Frederic Birner, M.D. pursuant to an exercise of a warrant, for the total exercise price of $20,000.

     5. From January 1, 1997 to December 31, 1997, the Company issued options to purchase 149,199 shares of Common Stock under the Employee Plan, with a weighted average of $8.49 per share, and 49, 625 shares of Common Stock under the Dental Center Plan, with a weighted average of $7.84 per share.

     6. In November 1997, an individual exercised options to purchase 208 shares of Common Stock granted pursuant to the Employee Plan at a weighted average exercise price of $2.09 per share.

     7. In February 1998, the Company issued 5,250 shares of Common Stock, valued at $5.71 per share, in connection with the acquisition of a New Mexico dental practice.

     8. In March 1998, an individual exercised options to purchase 2,751 shares of Common Stock granted pursuant to the Dental Center Plan at an exercise price of $1.96 per share.

     9. In April 1998, an individual exercised options to purchase 1,446 shares of Common Stock granted pursuant to the Employee Plan at an average exercise price of $2.73 per share. The individual elected to use a cashless option exercise and received 559 shares of Common Stock in exchange for all vested options outstanding.

     10. In April 1998, an individual exercised options to purchase 9,170 shares of Common Stock granted pursuant to the Employee Plan at an exercise price of $3.54 per share.

     11. In April 1998, an individual exercised options to purchase 92 shares of Common Stock granted pursuant to the Employee Plan at an exercise price of $4.63 per share.

     12. In April 1998, an individual exercised options to purchase 917 shares of Common Stock granted pursuant to the Employee Plan at an exercise price of $1.96 per share.

     13. In April 1998, an individual exercised options to purchase 1,834 shares of Common Stock granted pursuant to the Dental Center Plan at an average exercise price of $3.82 per share.

     14. In April 1998, an individual exercised options to purchase 92 shares of Common Stock granted pursuant to the Dental Center Plan at an exercise price of $3.82 per share.

     15. In September 1998, the Company issued 10,590 shares of Common Stock, valued at $4.25 per share, in connection with the acquisition of a Colorado dental practice.

     16. In February 1999, the Company issued 12,632 shares of Common Stock, valued at $2.77 per share, in connection with the acquisition of a Colorado dental practice.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 1999, 1998, and 1997 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 1996 and 1995 periods is derived from the Company's (or its predecessor's) historical consolidated financial statements. All amounts are stated in thousands except per share amounts, number of offices and number of dentists.



                                                    Predecessor                         The Company (1)
                                                 ----------------   ---------------------------------------------------------
                                                 January 1, 1995    Inception to
                                                 To September 30,    December 31,              Year Ended December 31,
                                                       1995            1995 (2)        1996       1997       1998      1999
                                                 ----------------   -------------   ---------  ---------  ----------  -------

STATEMENTS OF OPERATIONS DATA:
Net revenue                                      $            757   $         300   $   5,373  $  12,742  $  $21,741  $28,553
Direct Expenses                                               709             306       4,602     10,151      17,287   24,425
Contribution from dental offices                               48              (6)        771      2,591       4,454    4,128
Corporate expenses                                             --             153         780      1,714       3,182    4,038
Operating income (loss)                                        48            (159)         (9)       877       1,272       90
Income (loss) before income taxes                              19            (160)       (335)        34         843     (389)
(Provision) benefit for income taxes                           --              --          --         --        (128)     111
Income (loss) before change in
     accounting principle                                      19            (160)       (335)        34         715     (278)
Cumulative effect of change in
     accounting principle                                      --              --          --         --         (39)      --
Net income (loss)                                              19            (160)       (335)        34         675     (278)

Basic earnings per share of Common Stock:
     Income before cumulative effect of
     change in accounting principle                           N/A            (.06)       (.10)       .01         .12     (.04)
    Cumulative effect of change in
     accounting principle                                     N/A              --          --         --        (.01)      --
    Net income (loss)(3)                                      N/A            (.06)       (.10)       .01         .11     (.04)

Diluted earnings per share of Common Stock:
     Income before cumulative effect of
     change in accounting principle                           N/A            (.06)       (.10)       .01         .11     (.04)
    Cumulative effect of change in
     accounting principle                                     N/A              --          --         --        (.01)      --
    Net income (loss)(3)                                      N/A            (.06)       (.10)       .01         .10     (.04)

BALANCE SHEET DATA (4):
Cash and cash equivalents                                     N/A   $       1,465   $   1,798  $     977  $    2,170  $   807
Working capital                                               N/A             698       1,817       (458)      2,309    1,467
Total assets                                                  N/A           2,908       9,553     15,564      25,543   27,949
Long-term debt, less current maturities                       N/A              23       6,829     10,198       3,240    6,771
Total shareholders' equity                                    N/A           2,004       1,684      1,388      18,746   16,904
Dividends declared per share of
 Common Stock                                                  --              --         --         --          --        --

OPERATING DATA:
Number of offices (4)                                           3                4         18         34          49       54
Number of dentists (4)(5)                                       3                6         24         53          73       90
Total net revenue per office                     $            252   $           75  $     299  $     375  $      444  $   529


-----------------

(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. The Company was operating four Offices as of December 1995. During 1996 the Company acquired nine Offices and opened five de novo Offices. Fifteen additional Office acquisitions and one de novo Office increased the Company's operations for the year ended December 31, 1997. In 1998, the Company acquired an additional 10 Offices and opened five de novo Offices. In 1999, the Company acquired one Office, opened five de novo Offices and consolidated two existing Offices into one.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

The following discussion and analysis relates to factors, which have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 1999. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this document. This document contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this document generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

OVERVIEW

The Company was formed in May 1995, and currently manages 55 Offices in Colorado, New Mexico, and Arizona staffed by 90 dentists. The Company has acquired 42 practices (four of which were consolidated into existing Offices) and opened 17 de novo Offices. Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets by enhancing the operating performance of its existing Offices, by developing de novo Offices, and by acquiring solo and group dental practices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance. See Items 1 and 2. "Business and Properties
- Operations - Dental Practice Management Model."

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market led to its expansion into New Mexico and Arizona and its evaluation of additional markets. The Company commenced operations in Colorado in October 1995 with the acquisition of three practices, and acquired a fourth practice in November 1995. During 1996, the Company developed five de novo Offices and acquired 12 practices (including three practices which were consolidated with existing Offices). In 1997, the Company developed one de novo Office and acquired 15 practices. In 1998, the company developed five de novo Offices and acquired 10 practices. In 1999, the Company developed five de novo Offices, acquired one practice and consolidated two practices into one. In March 2000, the Company developed one de novo Office.

The combined purchase amounts for the four practices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were approximately $412,000, $4.4 million, $5.3 million, $5.8 million and $760,000, respectively. The eleven de novo Offices opened between January 1996 and December 1998, began generating positive contribution from dental offices, on average, within six months of opening. Two of the five de novo Offices opened in 1999 began generating positive contribution from dental offices within three months of opening. The Company's four remaining de novo Offices which have been open an average of four months, have not generated positive contribution from dental offices as of the date of this Annual Report. The Company expects these Offices to become profitable by December 31, 2000. See Items 1 and 2. "Business and Properties - Expansion Program."

The Company has experienced significant growth in net revenue (as defined below). The Company has achieved these results primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 1999, net revenue increased from $12.7 million in 1997 to $21.7 million for 1998, and increased to $28.5 million for 1999. During the three years ended December 31, 1999, contribution from dental offices increased from $2.6 million in 1997 to $4.5 million for 1998, and decreased to $4.1 million for 1999. Several factors contributed to the decrease in contribution from dental offices for 1999. The Company increased employee costs as a result of adding support staff in its dental centers in anticipation of hiring additional dentists. The Company expanded four of its dental centers in 1999 and has opened seven de novo Offices since December 1998. The Company has taken steps to improve its profitability by adding incremental dentists and specialists to the current network, renegotiating managed care contracts, and slowing the growth in the number of incremental offices. During the three years ended December 31, 1999, operating income increased from $877,000 for 1997 to $1.3 million for 1998, and decreased to $90,000 for 1999.

At December 31, 1999, the Company's total assets of $27.9 million included $14.1 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $16.9 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time- sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a major system failure or miscalculations.

During 1999, the Company completed a comprehensive program to assess, remediate and mitigate the potential impact of problems associated with the Year 2000. To date in 2000, the Company has not suffered any adverse effects associated with Year 2000 issues. The Company does not currently expect any significant Year 2000 issues to develop and will continue to monitor its systems to ensure that they continue to be Year 2000 compliant.


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

RESULTS OF OPERATIONS

As a result of the expansion of its business through acquisitions and the development of de novo Offices, and the Company's limited period of affiliation with these Offices, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

The Company has experienced significant year-to-year growth in Revenue. For the year ended December 31, 1999, Revenue increased to $39.1 million from $29.2 million for the year ended December 31, 1998, an increase of 33.9%. The Company acquired one practice and opened five de novo Offices during 1999, which, in the aggregate, contributed $2.1 million of the $9.9 million increase. The remainder of the increase in Revenue of $7.8 million was attributable to the 48 Offices that existed at the beginning of 1999. Revenue at the 34 Offices in existence during both full periods increased from $24.8 million in 1998 to $26.3 million in 1999, an increase of $1.8 million, or 7.4%. For the year ended

December 31, 1998, Revenue increased to $29.2 million from $17.2 million for the year ended December 31, 1997, an increase of 69.9%. The Company acquired 10 practices and opened five de novo Offices during 1998, which, in the aggregate, contributed $4.4 million of the $12.0 million increase. The remainder of the increase in Revenue of $7.6 million was attributable to the 34 Offices that existed at the beginning of 1998. Revenue at the 18 Offices in existence during both full periods increased to $13.7 million in 1998 from $12.8 million in 1997, an increase of $0.9 million or 7.0%.

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

                                          YEARS ENDED DECEMBER 31,
                                        ----------------------------
                                         1997       1998       1999
                                        ------     ------     ------

Net revenue                             100.0%      100.0%      100.0%

Direct expenses:
     Clinical salaries and benefits      37.4        38.9        39.2
     Dental supplies                      8.5         5.6         6.2
     Laboratory fees                      9.2         9.3        10.0
     Occupancy                            8.6         9.0        10.8
     Advertising and marketing            3.2         1.8         1.7
     Depreciation and amortization        4.3         5.3         6.7
     General and administrative           8.4         9.6        10.9
                                       ------      ------      ------
                                         79.6        79.5        85.5
                                       ------      ------      ------
Contribution from dental offices         20.4        20.5        14.5
Corporate expenses -
     General and administrative          10.7        13.9        13.3
     Depreciation and amortization        0.8         0.7         0.9
     Unsuccessful acquisition costs       2.0          --          --

                                       ------      ------      ------
Operating income                          6.9         5.9         0.3
Interest expense, net                    (6.6)       (0.6)       (1.7)
Conversion inducement expense              --        (1.4)         --
                                       ------      ------      ------
Income (loss) before income taxes         0.3         3.9        (1.4)
Income tax (expense) benefit               --        (0.6)        0.4
                                       ------      ------      ------
Income (loss) before change in
   accounting principle                   0.3         3.3        (1.0)
Cumulative effect of change in
   accounting principle                    --        (0.2)         --

                                       ------      ------      ------
Net income (loss)                         0.3%        3.1%       (1.0)%
                                       ======      ======      ======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net revenue. Net revenue increased from $21.7 million for the year ended December 31, 1998 to $28.5 million for the year ended December 31, 1999, an increase of $6.8 million or 31.3%. The Company acquired one practice and opened five de novo Offices during 1999, which contributed $1.4 million of the increase. The remainder of the increase in net revenue of $5.4 million was attributable to the 49 practices the Company had at the beginning of the 1999 year.

Clinical salaries and benefits. Clinical salaries and benefits increased from $8.5 million for the year ended December 31, 1998 to $11.2 million for the year ended December 31, 1999, an increase of $2.7 million or 32.5%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased from 38.9% in 1998 to 39.2% in 1999.

Dental supplies. Dental supplies increased from $1.2 million for the year ended December 31, 1998 to $1.8 million for the year ended December 31, 1999, an increase of $564,000 or 46.7%. This increase was due to the increased Revenue generated at the Offices and the increased number of Offices. As a percentage of net revenue, dental supplies increased from 5.6% in 1998 to 6.2% in 1999. The increase in dental supplies as a percentage of net revenue is primarily attributable to the de novo Offices which opened in 1999 and late 1998.

Laboratory fees. Laboratory fees increased from $2.0 million for the year ended December 31, 1998 to $2.8 million for the year ended December 31, 1999, an increase of $814,000 or 40.1%. This increase was due to the increased number of Offices. As a percentage of net revenue, laboratory fees increased from 9.3% in 1998 to 10.0% in 1999. The increase in laboratory fees as a percentage of net revenue is primarily attributable to the Arizona Offices and the de novo Offices which opened in 1999 and late 1998 not fully utilizing the laboratories having Company negotiated pricing arrangements.

Occupancy. Occupancy increased from $2.0 million for the year ended December 31, 1998 to $3.1 million for the year ended December 31, 1999, an increase of $1.1 million or 57.2%. This increase was due to the Offices added in 1999 as well as certain Offices which were only open for part of the year ended December 31, 1998 and a full year in 1999. As a percentage of net revenue, occupancy expense increased from 9.0% in 1998 to 10.8% in 1999. This is attributable to the opening of de novo Offices which have a higher rate per square foot and lower revenue than the Offices in existence at the beginning of 1998.

Advertising and marketing. Advertising and marketing increased from $380,000 for the year ended December 31, 1998 to $484,000 for the year ended December 31, 1999, an increase of $104,000 or 27.2%. As a percentage of net revenue, advertising and marketing decreased from 1.8% in 1998 to 1.7% in 1999.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $1.2 million for the year ended December 31, 1998 to $1.9 million for the year ended December 31, 1999, an increase of $773,000 or 67.1%. This increase was due to the increased number of Offices which were only open for part of the year ended December 31, 1998. As a percentage of net revenue, depreciation and amortization increased from 5.3% in 1998 to 6.7% in 1999. The increase in depreciation and amortization as a percentage of net revenue is due to the number of de novo Offices opened during 1999 which have a lower revenue base than the Offices that have been in operation longer.

General and administrative. General and administrative costs which are attributable to the Offices, increased from $2.1 million for the year ended December 31, 1998 to $3.1 million for the year ended December 31, 1999, an increase of $1.0 million or 48.4%. This increase was due to the increased number of Offices as well as certain Offices which were only open for part of the year ended December 31, 1998. Additionally, the Company expanded its corporate infrastructure to manage the growth and some of these costs were passed on to the Offices. As a percentage of net revenue, general and administrative expenses increased from 9.6% in 1998 to 10.9% in 1999.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased from $4.5 million for the year ended December 31, 1998 to $4.1 million for the year ended December 31, 1999, a decrease of $326,000 or 7.3%. As a percentage of net revenue, contribution from dental offices decreased from 20.5% in 1998 to 14.5% in 1999.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from $3.0 million for the year ended December 31, 1998 to $3.8 million for the year ended December 31, 1999, an increase of $765,000 or 25.2%. This increase was due to the expansion of the Company's infrastructure to more effectively manage past and present growth. As a percentage of net revenue, corporate expense - general and administrative decreased from 13.9% in 1998 to 13.3% in 1999.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from $150,000 for the year ended December 31, 1998 to $242,000 for the year ended December 31, 1999, an increase of $92,000 or 61.3%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment and software to manage current and future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization increased from 0.7% in 1998 to 0.9% in 1999.

Operating income. As a result of the above, operating income decreased from $1.3 million for the year ended December 31, 1998 to $90,000 for the year ended December 31, 1999, a decrease of $1.2 million or 93.0%. As a percentage of net revenue, operating income decreased from 5.9% in 1998 to 0.3% in 1999.

Interest expense, net. Interest expense, net increased from $124,000 for the year ended December 31, 1998 to $478,000 for the year ended December 31, 1999, an increase of $354,000 or 286.0%. This increase was primarily the result of an increase in borrowings on the line of credit which were used for capital expenditures and the purchase and retirement of Common Stock of the Company. As a percentage of net revenue, interest expense, net increased from 0.6% in 1998 to 1.7% in 1999.

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

Net income (loss). As a result of the above, the Company reported a net loss of $(278,000) for the year ended December 31, 1999 compared to net income of $675,000 for the year ended December 31, 1998.

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

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from $102,000 for the year ended December 31, 1997 to $150,000 for the year ended December 31, 1998, an increase of $48,000 or 47.2%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased from 0.8% in 1997 to 0.7% in 1998.

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

Net cash provided by operating activities was $1.3 million, $1.4 million, and $1.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by operations during these periods, after adding back depreciation and amortization and other non cash expenses, consisted primarily of increases in accounts payable and accrued expenses somewhat offset by increases in accounts receivable.

Net cash used in investing activities was $4.4 million, $8.9 million, and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. During the year ended December 31, 1999, $3.7 million was invested in the purchase of additional property and equipment, including $1.1 for the de novo Offices and $697,000 was utilized for an acquisition. During the year ended December 31, 1998, $5.5 million was utilized for acquisitions and $3.4 million was invested in the purchase of additional property and equipment, including $1.1 million for the de novo Offices. During the year ended December 31, 1997, $3.4 million was utilized for acquisitions and $1.1 million was invested in the purchase of additional property and equipment, including $165,000 for the de novo Office. These capital expenditures were partially offset by $200,000 of cash obtained from the acquisition of existing dental offices.

For the years ended December 31, 1999, 1998, and 1997, net cash provided by financing activities was $1.8 million, $8.7 million, and $2.0 million, respectively. For the year ended December 31, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $3.7 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $310,000 for the repayment of long-term debt. For the year ended December 31, 1998, the cash provided was comprised of $11.5 million from the initial public offering, $50,000 from stock options exercised and $2.5 million in net borrowings from the Credit Facility. This was offset by $1.2 million for costs associated with the public offering, $3.5 million used for the repayment of long term debt, $305,000 related to the conversion of subordinated debentures to Common Stock, $242,000 for the purchase and retirement of Common Stock, and $54,000 loan issuance costs. In the year ended December 31, 1997, the cash provided was comprised of $225,000 from the private sale of convertible subordinated debentures and $250,000 in net borrowings from the Credit Facility and proceeds of $2.0 million from a term loan used to finance the Gentle Dental Acquisition. This was partially offset by $271,000 used for the repayment of long term debt and $219,000 used to repurchase Common Stock.

Under the Company's Credit Facility (as amended on March 24, 2000), the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on July 1, 2001. At December 31, 1999, the Company had approximately $700,000 available and $6.6 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

As of December 31, 1999, the Company had outstanding indebtedness of approximately $358,000 represented by notes issued in connection with various practice acquisitions which bear interest at rates varying from 7.0% to 14.0%. At December 31, 1999, the Company's material commitments for capital expenditures totaled approximately $590,000, which includes the de novo Office developments. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained deficit as of December 31, 1999 was approximately $(64,000) and the Company had working capital on that date of approximately $1.5 million.

On February 11, 1998 the Company completed a public offering of 2,100,000 shares of Common Stock at an initial public offering price of $7.00 per share resulting in net proceeds to the Company of approximately $10.3 million. At December 31, 1998, the Company had fully expended the proceeds from the initial public offering. Approximately $2.6 million of the net proceeds was used to repay outstanding indebtedness under the Credit Facility and to repay the $1.3 million note issued in connection with the Gentle Dental Acquisition. The Company believes that cash generated from operations and borrowings under its Credit Facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See "Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. As of December 31, 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $ 242,000 at prices ranging from $ 3.63 to $4.81 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 535,000 shares of Common Stock for total consideration of $1.6 million at prices ranging from $1.78 to $3.75 per share. At December 31, 1999, 4,700 shares remain unpurchased based on the Board of Directors approved number of shares to be repurchased.

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

Demands on Management from Growth; Limited Operating History. The Company has been providing dental practice management services since October 1995. Prior to April 1997, the Company provided dental practice management services exclusively in Colorado. The Company's growth has placed, and will continue to place, strains on the Company's management, operations and systems. The growth has required the hiring and training of additional employees to oversee the operations and training of non-dental employees in the new Offices, the use of management resources to integrate the operations of the new Offices with the operations of the Company, and the incurring of incremental costs to convert to or install the Company's management information system. The Company's ability to compete effectively will depend upon its ability to hire, train and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Expansion Program."

Dependence Upon Availability of Dentists and Other Personnel. The Company's operations and expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and newly established Offices, which may have a material adverse effect on the Company's expansion strategy and its business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Operations - Dental Practice Model."

Need for Additional Capital; Uncertainty of Additional Financing. Implementation of the Company's growth strategy has required significant capital resources. Such resources will be needed to establish additional Offices, maintain or upgrade the Company's management information systems, and for the effective integration, operation and expansion of the Offices. The Company historically has used principally cash and promissory notes as consideration in acquisitions of dental practices and intends to continue to do so. If the Company's capital requirements over the next several years exceed cash flow generated from operations and borrowings available under the Company's existing credit facility or any successor credit facility, the Company may need to issue additional equity securities and incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company's existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company's existing credit facility limits the amount the Company may spend in any calendar year to acquire dental practices. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of the Company's operations or the Company's other capital requirements could have a material and adverse effect on the Company's ability to pursue its strategy and on its business, financial condition and operating results. See "Liquidity and Capital Resources" in this Item 7.

Risks Associated with De Novo Office Development. The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. To date, the Company's average cost to open a de novo Office has been approximately $198,000. Future de novo development may require a greater investment by the Company. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Items 1 and 2. "Business and Properties - Expansion Program - De Novo Office Developments."

Dependence on Management Agreements, the P.C.s and Affiliated Dentists. The Company receives management fees for services provided to the P.C.s under Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, employ hygienists or control the provision of dental care. The Company's revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company's long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists and hygienists and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company's business, financial condition and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Items 1 and 2. "Business and Properties - Affiliation Model."

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

Although the Company believes that its operations as currently conducted are in material compliance with applicable laws, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations or change the way it conducts business. See Items 1 and 2. "Business and Properties - Government Regulation."

Risks Associated with Acquisition Strategy. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, four of which have been consolidated into existing Offices. The success of the Company's acquisition strategy will depend on factors, which include the following:

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

Reliance on Certain Personnel. The success of the Company, depends on the continued services of a relatively limited number of members of the Company's senior management, including its President, Mark Birner, D.D.S., its Chief Executive Officer, Fred Birner, and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. Some key employees have only recently joined the Company. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company's senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company's business, financial condition and operating results.


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

In 1999, the Company derived approximately 18.7% of its revenues from capitated managed dental care contracts, and 21.3% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties - Operations - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 1999, intangible assets on the Company's consolidated balance sheet were $14.1 million, representing 50.3% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

Possible Exposure to Professional Liability. In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice and related legal theories. Some of these lawsuits involve large claims and significant defense costs. Any suits involving the Company or dentists at the Offices, if successful, could result in substantial damage awards that may exceed the limits of the Company's insurance coverage. The Company provides practice management services; it does not engage in the practice of dentistry or control the practice of dentistry by the dentists or their compliance with regulatory requirements directly applicable to providers. There can be no assurance, however, that the Company will not become subject to litigation in the future as a result of the dental services provided at the Offices. The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, hygienists and dental assistants at the Offices. While the Company believes it has adequate liability insurance coverage, there can be no assurance that the coverage will be adequate to cover losses or that coverage will continue to be available upon terms satisfactory to the Company. In addition, certain types of risks and liabilities, including penalties and fines imposed by governmental agencies, are not covered by insurance. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims could have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Insurance."

Risks Associated with Non-Competition Covenants and Other Arrangements with Managing Dentists. The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients. In Colorado, covenants not to compete are prohibited by statute with certain exceptions. One exception permits enforcement of covenants not to compete against executive and management personnel and officers and employees who constitute professional staff to executive and management personnel. Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope. Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable. It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Items 1 and 2. "Business and Properties - Affiliation Model- Employment Agreements." In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists' ability to transfer the shares in the P.C.s. See Items 1 and 2. "Business and Properties - Affiliation Model - Relationship with P.C.s." There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse impact on the Company.

Seasonality. The Company's past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter. The Company expects this seasonality to continue in the future.

Year 2000 Issues. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have date-sensitive software or equipment that has time- sensitive embedded components may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a major system failure or miscalculations.

During 1999, the Company completed a comprehensive program to assess, remediate and mitigate the potential impact of problems associated with the Year 2000. To date in 2000, the Company has not suffered any adverse effects associated with Year 2000 issues. The Company does not currently expect any significant Year 2000 issues to develop and will continue to monitor its systems to ensure that they continue to be Year 2000 compliant.

Competition. The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. There are several dental practice management companies that are operating in the Company's markets. There are also a number of companies with dental practice management businesses similar to that of the Company currently operating in other parts of the country which may enter the Company's existing markets in the future. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations. The Company's competitors may have greater financial or other resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. See Items 1 and 2. "Business and Properties - Competition."

The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such dentists, specialists, hygienists and other personnel begins to decline in the Company's markets, it may become more difficult to attract qualified dentists, specialists, hygienists and other personnel. There can be no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, hygienists and other personnel. See Items 1 and 2.
"Business and Properties - Competition."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At December 31, 1999, approximately $5.5 million was outstanding under the LIBOR option with an interest rate of 8.4% (LIBOR plus 2.25%) and approximately $1.1 million was outstanding with an interest rate of 8.5% (prime plus 0.5%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc.'s and subsidiaries consolidated financial statements as of December 31, 1999 and 1998 and for the three years ended December 31, 1999:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
March 10, 2000.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                    -------------------------------
                                      ASSETS                                           1998                 1999
                                                                                    -----------          -----------
CURRENT ASSETS:

    Cash and cash equivalents                                                       $ 2,169,687          $   806,954
    Accounts receivable, net of allowance for doubtful
       accounts of $296,911 and $306,469, respectively                                2,668,024            3,700,685
    Current portion of notes receivable - related parties                                28,746               71,070
    Deferred income taxes                                                               173,629              117,764
    Income tax receivable                                                               262,469               87,000
    Prepaid expenses and other assets                                                   345,858              449,385
                                                                                    -----------          -----------
              Total current assets                                                    5,648,413            5,232,858

PROPERTY AND EQUIPMENT, net                                                           5,613,021            7,965,699

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,877,449           14,057,688
    Deferred charges and other assets                                                   404,476              215,793
    Notes receivable - related parties, net of current portion                               --                3,000
    Deferred tax asset                                                                       --              473,969
                                                                                    -----------          -----------
              Total assets                                                          $25,543,359          $27,949,007
                                                                                    ===========          ===========


              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 3,042,534          $ 3,602,239
    Current maturities of long-term debt                                                276,331              161,936
    Current maturities of capital lease obligations                                      20,996                1,600
                                                                                    -----------          -----------
              Total current liabilities                                               3,339,861            3,765,775

LONG-TERM LIABILITIES:
    Deferred income taxes                                                               217,569              415,868
    Long-term debt, net of current maturities                                         3,234,101            6,771,157
    Capital lease obligations, net of current maturities                                  6,321                  339
    Other long-term obligations                                                              --               91,257
                                                                                    -----------          -----------
              Total liabilities                                                       6,797,852           11,044,396
                                                                                    -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                          --                   --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,636,980 and 6,131,814, shares issued and
       outstanding at December 31, 1998 and 1999, respectively                       18,531,738           16,968,454
    Retained earnings (accumulated deficit)                                             213,769              (63,843)
                                                                                    -----------          -----------
              Total shareholders' equity                                             18,745,507           16,904,611
                                                                                    -----------          -----------
              Total liabilities and shareholders' equity                            $25,543,359          $27,949,007
                                                                                    ===========          ===========

The accompanying notes are an integral part of these consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                      ----------------------------------------------------
                                                             1997              1998               1999
                                                      --------------     --------------     --------------

NET REVENUE                                           $   12,742,293     $   21,740,665     $   28,553,114
DIRECT EXPENSES:
    Clinical salaries and benefits                         4,767,444          8,456,126         11,204,988
    Dental supplies                                        1,081,080          1,209,068          1,773,229
    Laboratory fees                                        1,171,429          2,031,392          2,845,896
    Occupancy                                              1,100,447          1,965,278          3,088,530
    Advertising and marketing                                408,612            380,068            483,615
    Depreciation and amortization                            549,332          1,152,200          1,924,790
    General and administrative                             1,072,224          2,092,523          3,104,388
                                                      --------------     --------------     --------------
                                                          10,150,568         17,286,655         24,425,436
                                                      --------------     --------------     --------------

    Contribution from dental offices                       2,591,725          4,454,010          4,127,678
    Corporate expenses-
       General and administrative                          1,360,537          3,032,142          3,796,696
       Depreciation and amortization                         101,709            149,748            241,496
       Unsuccessful acquisition costs                        252,234               --                 --
                                                      --------------     --------------     --------------
    Operating income                                         877,245          1,272,120             89,486
    Interest expense, net                                   (843,430)          (123,900)          (478,285)
    Conversion inducement expense                               --             (305,100)              --
                                                      --------------     --------------     --------------
    Income (loss) before income taxes                         33,815            843,120           (388,799)
    Income tax (expense) benefit                                --             (128,471)           111,187
                                                      --------------     --------------     --------------
    Income (loss) before change in accounting
    principle                                                 33,815            714,649           (277,612)
    Cumulative effect of change in accounting
    principle                                                   --              (39,162)              --
                                                      --------------     --------------     --------------
    Net income (loss)                                 $       33,815     $      675,487     $     (277,612)
                                                      ==============     ==============     ==============

Basic earnings (loss) per share of Common Stock:
   Income (loss) before cumulative effect
    of change in accounting principle                 $          .01     $          .12     $         (.04)
   Cumulative effect of change in
    accounting principle                                        --                 (.01)              --
                                                      --------------     --------------     --------------
   Net income (loss)                                  $          .01     $          .11     $         (.04)
                                                      ==============     ==============     ==============

Diluted earnings (loss) per share of Common Stock:
   Income (loss) before cumulative effect
    of change in accounting principle                 $          .01     $          .11     $         (.04)
  Cumulative effect of change in
    accounting principle                                        --                 (.01)              --
                                                      --------------     --------------     --------------
  Net income (loss)                                   $          .01     $          .10     $         (.04)
                                                      ==============     ==============     ==============

Weighted average number of shares of Common
  Stock and dilutive securities:
       Basic                                               3,218,392          6,239,671          6,234,209
                                                      ==============     ==============     ==============
       Diluted                                             3,456,973          6,444,982          6,234,209
                                                      ==============     ==============     ==============

       The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                  Retained
                                                       Common Stock                Earnings           Total
                                               -----------------------------     (Accumulated     Shareholders'
                                                  Shares           Amount          Deficit)          Equity
                                               ------------     ------------     ------------     -------------



BALANCES, December 31, 1996                       3,299,205     $  2,179,659     $   (495,533)    $  1,684,126
    Purchase and retirement of Common Stock        (137,550)        (330,000)            --           (330,000)
    Exercise of warrants                             34,380             --               --               --
    Exercise of stock options                           208              435             --                435
    Net income                                         --               --             33,815           33,815
                                               ------------     ------------     ------------     ------------


BALANCES, December 31, 1997                       3,196,243        1,850,094         (461,718)       1,388,376
    Proceeds from initial public offering,
       net of $2,541,912 of offering costs
       and underwriters discount                  1,833,816       10,294,800             --         10,294,800
    Debenture conversion, net of $278,393
       of deferred financing costs                1,633,142        6,501,607             --          6,501,607
    Issuance of Common Stock for dental
       office acquisition                            15,840           76,500             --             76,500
    Purchase and retirement of Common Stock         (57,978)        (241,563)            --           (241,563)
    Exercise of stock options                        15,917           50,300             --             50,300
    Net income                                         --               --            675,487          675,487
                                               ------------     ------------     ------------     ------------


BALANCES, December 31, 1998                       6,636,980       18,531,738          213,769       18,745,507
    Purchase and retirement of Common Stock        (535,100)      (1,638,416)            --         (1,638,416)
Exercise of stock options                             5,502           12,132             --             12,132
    Issuance of Common Stock for dental
       office acquisition                            12,632           35,000             --             35,000
    Issuance of Common Stock to Profit
       Sharing Plan                                  11,800           28,000             --             28,000
    Net (loss)                                         --               --           (277,612)        (277,612)
                                               ------------     ------------     ------------     ------------
BALANCES, December 31, 1999                       6,131,814     $ 16,968,454     $    (63,843)    $ 16,904,611
                                               ============     ============     ============     ============




       The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page 1 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                        ----------------------------------------------------
                                                             1997              1998               1999
                                                        --------------     --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $       33,815     $      675,487     $     (277,612)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                        651,041          1,301,948          2,166,286
          Stock issued for profit sharing plan                    --                 --               28,000
          Provision for doubtful accounts                       71,516             58,069             42,261
          Provision for deferred income taxes                     --               43,940           (219,805)
          Amortization of debenture issuance costs              87,838             27,169               --
          Conversion inducement                                   --              305,100               --
   Changes in assets and liabilities, net of effects
       from acquisitions:
          Accounts receivable                                 (417,049)        (1,096,789)        (1,106,624)
          Prepaid expense, income tax receivable
           and other assets                                    (79,647)          (404,009)            90,832
          Accounts payable and accrued expenses              1,051,943            486,526            500,109
          Other long-term obligations                             --                 --               91,257
                                                        --------------     --------------     --------------
   Net cash provided by operating activities                 1,399,457          1,397,441          1,314,704
                                                        --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable - related parties                           94,992             14,813            (45,324)
   Capital expenditures                                       (912,976)        (2,302,440)        (2,634,600)
   Development of new dental offices                          (165,103)        (1,139,882)        (1,071,191)
   Cash acquired from existing dental offices                  200,058               --                 --
   Acquisition of dental offices                            (3,402,536)        (5,522,296)          (697,321)
                                                        --------------     --------------     --------------
   Net cash used in investing activities                    (4,185,565)        (8,949,805)        (4,448,436)
                                                        --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net of
       underwriting discounts                                     --           11,466,041               --
   Payment of public offering costs                               --           (1,171,241)              --
   Proceeds from convertible subordinated debentures           225,000               --                 --
   Proceeds from exercise of Common Stock options                  435             50,300             12,132
   Net borrowings from line of credit                          250,000          2,517,856          3,707,144
   Proceeds from notes payable                               2,000,000               --                 --
   Repayment of long-term debt                                (270,618)        (3,517,967)          (309,861)
   Payment of debenture issuance and other
       financing costs                                         (19,629)           (53,729)              --
   Payment to induce conversion of debentures                     --             (305,100)              --
   Purchase and retirement of Common Stock                    (219,178)          (241,563)        (1,638,416)
                                                        --------------     --------------     --------------
   Net cash provided by financing activities                 1,966,010          8,744,597          1,770,999
                                                        --------------     --------------     --------------
NET (DECREASE) INCREASE  IN CASH
    AND CASH EQUIVALENTS                                      (820,098)         1,192,233         (1,362,733)
CASH AND CASH EQUIVALENTS, beginning of year                 1,797,552            977,454          2,169,687
                                                        --------------     --------------     --------------
CASH AND CASH EQUIVALENTS, end of year                  $      977,454     $    2,169,687     $      806,954
                                                        ==============     ==============     ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page 2 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                          --------------------------------------------------
                                                               1997              1998               1999
                                                          --------------     --------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

       Cash paid during the year for interest             $      652,362    $      260,171    $      445,784
                                                          ==============    ==============    ==============
       Cash paid during the year for income taxes         $         --      $      347,000    $       87,000
                                                          ==============    ==============    ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       Common Stock issued for:
          Conversion of debentures                                  --           6,780,000              --
          Acquisition of dental offices                             --              76,500            35,000

       Liabilities assumed or incurred through
          acquisitions:
              Accounts payable and accrued liabilities           451,055           149,777            59,596
              Notes payable                                         --              95,200              --

       Accounts receivable acquired through
          acquisitions                                           197,920           225,000            40,000

       Other assets acquired through acquisitions                 25,491              --              30,000

       Notes payable incurred from:
          Acquisition of dental offices                        1,642,000           300,000              --
          Purchase and retirement of Common Stock                110,822              --                --

       1,061 shares of Common Stock issued for
          cashless exercise of 8,585 warrants in 1998               --                --                --

       34,380 shares of Common Stock issued for
          cashless exercise of 36,680 warrants in 1997              --                --                --




       The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 ("Inception") and manages dental group practices. As of December 31, 1999, 1998 and 1997 the Company managed 54, 49, and 34 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions. The following table highlights the Company's growth through December 31, 1999 as follows:

                              De novo         Office
             Acquisitions   Developments  Consolidations
             ------------   ------------   --------------

 1995*               4            --              --
 1996               12               5            (3)
 1997               15               1            --
 1998               10               5            --
 1999                1               5            (1)
              --------        --------        ------
Total               42              16            (4)
              ========        ========        ======

* Includes three dental Offices acquired from one of the Company's founders.

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

A summary of the components of net revenue for the years ended December 31, 1999, 1998, and 1997 follows:


                                                              Years Ended December 31,
                                                --------------------------------------------------
                                                      1997              1998               1999
                                                --------------     --------------     ------------

Total dental group practice revenue, net        $   17,176,583    $   29,189,754    $   39,109,357
Less - revenue from managed offices, net             1,345,231         3,576,870         6,927,865
                                                --------------    --------------    --------------

Dental office revenue, net                          15,831,352        25,612,884        32,181,492
Less - amounts retained by dental offices            4,134,542         6,607,253         8,444,706
                                                --------------    --------------    --------------

Net revenue from consolidated dental offices        11,696,810        19,005,631        23,736,786
Management service fee revenue                       1,045,483         2,735,034         4,816,328
                                                --------------    --------------    --------------

Net revenue                                     $   12,742,293    $   21,740,665    $   28,553,114
                                                ==============    ==============    ==============


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

During 1999, 1998, and 1997, 18.7%, 22.6%, and 23.7%, respectively, of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. The Offices may receive a co-pay from the patient for each service provided.

During the three years ended December 31, 1999, the following three companies were responsible for the corresponding percentages of the Company's total dental group practice revenue, net: Prudential Dental Maintenance Organization, Inc. was responsible for 8.9%, 9.3% and 11.5%, respectively, PacifiCare of Colorado, Inc. was responsible for 6.7%, 10.6% and 13.4%, respectively, and CIGNA Dental Health was responsible for 7.8%, 9.3% and 11.5%, respectively.

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

       Management Service Fee Revenue

For five of the Offices for which the Company has management agreements, but does not have control, the Company receives management services fee revenue included with net revenue in the accompanying statements of operations. Management service fee revenue is equal to gross revenue less compensation for dentists and hygienists for the Offices. Direct expenses associated with the operations of these Offices are also included in the accompanying statements of operations.

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

       Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the lease. Equipment held under capital lease obligations is amortized on a straight-line basis over the shorter of the lease term or estimated life of the asset. Depreciation was $1,550,363, $829,988, and $390,891 for the years ended December 31, 1999, 1998 and 1997, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $615,923, $471,960, and $249,914 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

       Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy. Accordingly, the Company may be exposed to credit risk generally associated with healthcare and retail companies. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

       Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per Share".

                                                                      Years Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                  1997                          1998                           1999
                                      -----------------------------  ----------------------------- ---------------------------------
                                                          Per Share                      Per Share                         Per Share
                                      Income      Shares   Amount     Income     Shares    Amount    Loss         Shares     Amount
                                      ------    ---------  --------  --------   --------- -------- ---------   ----------- ---------

Basic EPS
   Income (loss) before cumulative
     effect of change in
     accounting
     principle                        $33,815   3,218,392  $.01      $ 714,649   6,239,671 $.12    $(277,612)    6,234,209    $(.04)
   Cumulative effect of
     change in accounting
     principle                             --          --    --        (39,162)         -- (.01)          --            --       --
                                      -------   ---------  ----      ---------   --------- ----    ---------    ----------    -----

   Net income (loss)                  $33,815   3,218,392  $.01      $ 675,487   6,239,671 $.11    $(277,612)    6,234,209    $(.04)
                                      =======   =========  ====      =========   ========= ====    =========    ==========    =====

Diluted EPS
   Income (loss) before cumulative
     effect of change in
     accounting
     principle                        $33,815   3,456,973  $.01      $ 714,649   6,444,982  $.11   $(277,612)    6,234,209    $(.04)
   Cumulative effect of
     change in accounting
     principle                             --          --    --        (39,162)         --  (.01)         --            --       --
                                      -------   ---------  ----      ---------   ---------  ----   ---------     ---------    -----

     Net income (loss)                $33,815   3,456,973  $.01      $ 675,487   6,444,982  $.10   $(277,612)    6,234,209    $(.04)
                                      =======   =========  ====      =========   =========  ====   =========     =========    =====


The difference between basic earnings per share and diluted earnings per share for 1998 and 1997 relates to the effect of 205,311 and 238,581, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings for the year ended December 31, 1999 since they were anti-dilutive as a result of the Company's net loss for the year.


The conversion of the May and December Debentures were excluded from diluted earnings per share for 1997 as the effect of the exclusion of the related interest expense for 1997 would have an anti-dilutive effect on diluted earnings per share.

       Comprehensive Income

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998. For 1999, 1998 and 1997 net income and comprehensive income were the same.

       Costs of Start-up Activities

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP provides guidance on the reporting of start-up costs and organization costs and requires the Company to expense these costs (as defined by the SOP) as they are incurred. The Company adopted SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, in the first quarter of 1998. Initial application of this SOP was reported as a cumulative effect of a change in accounting principle in 1998, resulting in a $39,162 decrease in net income for the year ended December 31, 1998.

       Segment Reporting

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

       Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for stock options and similar equity instruments. (See Note 9).

       Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"). "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS No. 133 will have no impact to the Company.

In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the second quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results; however, the provisions of SAB 101 are still being evaluated.


(3)      ACQUISITIONS

During 1999, 1998 and 1997, the Company acquired various dental practices. In connection with each Office acquisition, the Company entered into contractual arrangements, including Management Agreements, which have a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has perpetual and unilateral control over the assets and business operations of the Offices. Accordingly, these acquisitions are considered business combinations.

                  1999 Acquisitions

On February 11, 1999, the Company acquired all of the assets of a Colorado sole proprietorship (Perfect Teeth/Glendale Dental) and obtained certain rights to manage the practice for a total purchase price of approximately $760,000. The consideration consisted of $665,000 payable in cash, $35,000 payable in Common Stock of the Company and the assumption of certain obligations of approximately $60,000.

                  1998 Acquisitions

On February 27, 1998, the Company acquired all of the assets of a New Mexico partnership (Perfect Teeth/Alice) and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in Common Stock of the Company. On April 27, 1998, the Company acquired all of the assets of three Colorado dental practices, two in the Denver metro area (Perfect Teeth/West Jewell and Perfect Teeth/South Broadway) and one in Boulder (Perfect Teeth/Folsom) for a total purchase price of $1,800,000, all payable in cash. On July 15, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona (Perfect Teeth/Bell Road and 64th Street) for a total purchase price of $791,000, all payable in cash. On August 14, 1998, the Company acquired all of the assets of a dental practice in Colorado Springs, Colorado (Perfect Teeth/South 8th Street) for a total purchase price of $351,000, all payable in cash. On September 18, 1998, the Company acquired all of the assets of a dental practice in Albuquerque, New Mexico (Perfect Teeth/Cubero) for a total purchase price of $320,000. The consideration consisted of $120,000 payable in cash and a $200,000 note payable with a term of 36 months and an interest rate of 8%. On September 28, 1998, the Company acquired all the assets of a Colorado partnership (Perfect Teeth/Mississippi) and obtained certain rights to manage the practice for a total purchase price of $1,128,000. The consideration consisted of $855,000 payable in cash, $45,000 payable in Common Stock of the Company and the assumption of certain obligations in the amount of $228,000. On September 29, 1998, the Company acquired all of the assets of a dental practice in Scottsdale, Arizona (Perfect Teeth/Shea and 90th Street) for a total purchase price of $704,000. The consideration consisted of $604,000 payable in cash and a $100,000 note payable with a term of 60 months and an interest rate of 8%. On September 30, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona (Perfect Teeth/Thomas and 15th Avenue) for a total purchase price of $295,000, all payable in cash.

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


                                                                               1997                        1998
                                                                          Acquisitions(1)             Acquisitions(2)
                                                                          ---------------             ---------------


                          Accounts receivable, net                        $    179,920                  $    175,000
                          Property and equipment, net                          221,478                       376,000
                          Other assets                                         225,549                             -
                          Liabilities assumed                                 (470,270)                      (17,061)
                          Intangible assets                                  4,443,323                     3,727,461
                          Less:  Fair value of Common
                             Stock issued                                            -                             -
                          Deferred purchase price
                             (payable in cash)                              (1,642,000)                     (300,000)
                                                                          ------------                  ------------
                          Cash purchase price                             $  2,958,000                  $  3,961,400
                                                                          ============                  ============

(1) Excluding acquired interest in Yale

(2) Excluding acquired interest in Alice and Mississippi

Alice, Mississippi, East Cornell, Yale and Glendale Dental are not treated as business combinations because the contractual arrangements do not provide complete and unilateral control of the operations of the Offices. No information is shown for 1999 as the Glendale Dental acquisition done in 1999 is not treated as a business combination.

Operating results of the acquired practices are included in the accompanying statements of operations from the date of acquisition.

In connection with the agreements with the dentists associated with East Cornell, Yale, Alice, Mississippi and Glendale Dental, whereby the Company acquired an interest in the practices and obtained the rights to manage the practices, the Company recorded intangible assets of $2,779,800 related to the Management Agreements obtained in these transactions. In each case, the dentist has an option to put the remaining interest in the Office to the Company at an exercise price, which is calculated based upon the performance of the Office (the "put option price"). The option is exercisable contingent upon certain conditions as outlined in the agreement. The option exercise periods generally begin three years after the date of acquisition and run for seven years. The excess of the put option price over the fair value of the remaining interest (if any) will be charged to earnings or, if the put option is exercised, the amount paid will be recorded as an additional cost of acquisition.

(4)    NOTES RECEIVABLE  - RELATED PARTIES

Notes receivable from related parties consist of the following:

                                                                            December 31,
                                                                  ---------------------------------
                                                                       1998               1999
                                                                  --------------     --------------

Note receivable from CEO and shareholder, unsecured,
    principal and interest due December 31, 2000,
    interest rate of 6% per annum                                 $       25,000     $       30,070
Note receivable from CEO and shareholder, unsecured,
    principal and interest due September 16, 2000,                            --             38,000
    interest rate of 7% per annum
Note receivable from employee, unsecured, annual principal and interest payments, due March 15, 2001,
    interest rate of  6% per annum                                            --              6,000
Note receivable from affiliated dentist, unsecured,
    monthly principal and interest payments, interest
    rate of 8% per annum, due July 20, 1999                                3,746                 --
                                                                  --------------     --------------
                                                                          28,746             74,070
    Less - current maturities                                            (28,746)           (71,070)
                                                                  --------------     --------------

    Notes receivable - related parties, long-term                 $           --     $        3,000
                                                                  ==============     ==============

(5)    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                            December 31,
                                                  ----------------------------------
                                                       1998               1999
                                                  --------------     ---------------

Dental equipment                                  $    2,440,330     $    3,504,480
Furniture and fixtures                                   494,594            728,888
Leasehold improvements                                 2,567,577          4,026,305
Computer equipment, software and related items         1,363,323          2,101,532
Instruments                                              245,047            652,707
                                                  --------------     --------------

                                                       7,110,871         11,013,912

Less - accumulated depreciation                       (1,497,850)        (3,048,213)
                                                  --------------     --------------

Property and equipment, net                       $    5,613,021     $    7,965,699
                                                  ==============     ==============


Property and equipment held under capital leases included in the above balances and the related accumulated amortization is as follows:


                                                    December 31,
                                       ---------------------------------
                                            1998               1999
                                       --------------     --------------

Leased property and equipment          $      103,277     $      103,277

    Less - accumulated amortization           (73,250)          (101,338)
                                       --------------     --------------

Leased property and equipment, net     $       30,027     $        1,939
                                       ==============     ==============



(6)    DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:


                                           December 31,
                                 --------------------------------
                                      1998              1999
                                 --------------    --------------

Deferred financing costs, net    $       64,164    $       34,564
Office development costs                193,298            22,199
Deposits                                147,014           159,030
                                 --------------    --------------

                                 $      404,476    $      215,793
                                 ==============    ==============

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

(7)  INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

                                                                December 31,
                                        Amortization  ---------------------------------
                                           Period          1998               1999
                                        ------------- --------------     --------------

Management agreements                    25 years     $   14,715,142     $   15,511,304
Less - accumulated amortization                             (837,693)        (1,453,616)
                                                      --------------     --------------

Intangible assets, net                                $   13,877,449     $   14,057,688
                                                      ==============     ==============


(8)  DEBT

Debt consists of the following:

                                                                                         December 31,
                                                                               ---------------------------------
                                                                                    1998              1999
                                                                               --------------     --------------

Revolving credit agreement with a bank not to exceed
   $20.0 million, interest payable quarterly at the
      lender's base rate (8.5% at December 31, 1999) or
      applicable LIBOR rate (6.19% plus 2.25%),
      due in February 2001                                                     $    2,867,856     $    6,575,000

Acquisition notes payable:
   Due in January 2000, interest at 7%, monthly principal
      and interest payments of $2,239                                                  27,948              2,226
   Due in May 2000, interest at 9%, monthly principal and
      interest payments of $2,544                                                      38,222              9,988
   Due in September 2002, interest at 9%, monthly principal and
      interest payments of $2,325                                                      88,458             67,742
   Due in May 2002; interest at 8%; monthly principal
      and interest payments of $2,247                                                  80,277             58,973
   Due in September 2001; interest at 8%; monthly principal
      and interest payments of $6,267                                                 184,333            121,603
   Due in October 2003; interest at 8%; monthly principal
      and interest payments of $2,028                                                  97,295             80,125

Notes payable assumed for an affiliated dentist; with monthly aggregate principal and interest payments of $2,678; average interest rate of 14%;
   maturing August 2000
   to December 2000                                                                    33,682             17,436
Note payable; interest at 9.25% at December 31, 1998;
   monthly principal and interest payments of $694                                     92,361                 --
                                                                               --------------     --------------

                                                                                    3,510,432          6,933,093
Less - current maturities                                                            (276,331)          (161,936)
                                                                               --------------     --------------

Long-term debt                                                                 $    3,234,101     $    6,771,157
                                                                               ==============     ==============

       Line of Credit

Under the Company's Credit Facility (as amended on September 29, 1999), during its term, the Company may borrow up to $20.0 million for working capital needs. Advances will bear interest at the lender's base rate or at the applicable LIBOR rate plus 2.25%, at the Company's option, and the Company will be obligated to pay an annual facility fee of .25% of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. At December 31, 1999, the Company had approximately $700,000 available and $6.6 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 1999, the Company was in compliance with all the covenants required by the debt agreement.

The scheduled maturities of debt are as follows:


     Years ending December 31,

          2000           161,936
          2001         6,698,671
          2002            52,882
          2003            19,604
          Thereafter          --
                  --------------

                  $    6,933,093
                  ==============



       Conversion of the Debentures

In August 1997, the Company requested the holders of the December Debentures and May Debentures to convert their debentures at the conversion rate of $5.45 and $3.82 per share, respectively, concurrent with the initial public offering. In return for this early conversion, the Company agreed to pay six months of additional interest and allow some of the shares obtained from the conversion to be included in the public offering. The additional interest cost of $305,100 was expensed upon completing the conversion and payment of the interest. All holders of debentures agreed to this early conversion. Therefore, on February 11, 1998, all outstanding debentures were converted into 1,633,142 shares of Common Stock of the Company. Upon conversion of the debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of $278,393.

(9)    SHAREHOLDERS' EQUITY

       Initial Public Offering

The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 2,100,000 shares (including 266,184 shares sold by selling shareholders) of Common Stock at $7.00 per share, was declared effective on February 11, 1998. The gross proceeds to the Company in the offering were $12,836,712 and the expenses incurred were as follows: (i) $1,370,671 for the underwriters discount and non-accountable expense allowance; and (ii) $1,171,241 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds of the offering to repay outstanding obligations and to fund the acquisition and development of dental practices in Colorado, New Mexico, and Arizona.


       Treasury Stock

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. As of December 31, 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of $ 241,563 at prices ranging from $ 3.63 to $4.81 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 535,000 shares of Common Stock for total considerations of $1.6 million at prices ranging from $1.78 to $3.75 per share.

       Stock Option Plans

The Employee Stock Option Plan (the "Employee Plan ") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 917,000 shares of Common Stock reserved for issuance. The Employee Plan provides for the grant of incentive stock options, to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

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

A summary of stock options under both the Employee and the Dental Center Plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                        1997                        1998                       1999
                               ------------------------    ------------------------   -------------------------
                                               Weighted                    Weighted                   Weighted
                                               Average                     Average                    Average
                                               Exercise                    Exercise                   Exercise
                                 Shares         Price        Shares         Price       Shares         Price
                               ----------     ---------    ----------     ---------   ----------     ----------

Outstanding at beginning of
    year                          361,273     $    3.12       441,221     $   5.48       584,640     $    5.98
        Granted                   198,824     $    8.28       279,700     $   6.49       177,000     $    2.34
        Canceled                 (118,668)    $    3.04      (120,364)    $   5.68      (171,718)    $    5.88
        Exercised                    (208)    $    2.09       (15,917)    $   3.16        (5,502)    $    2.21
                               ----------                  ----------                 ----------

Outstanding at end of
    year                          441,221                     584,640                    584,420
                               ==========                  ==========                 ==========
Exercisable at end of
    year                          149,575                     242,967                    321,493
                               ==========                  ==========                 ==========
Weighted average fair value
    of options granted         $     2.48                  $     3.19                 $     1.49
                               ==========                  ==========                 ==========

The following table summarizes information about the options outstanding at December 31, 1999:

                                          Options Outstanding                                      Options Exercisable
                         ----------------------------------------------------------       -------------------------------------
                            Number of            Weighted                                   Number of
                             Options              Average               Weighted             Options                Weighted
                          Outstanding at         Remaining               Average          Exercisable at            Average
                           December 31,         Contractual             Exercise           December 31,             Exercise
Range of Exercise Prices      1999                  Life                  Price                1999                  Price
------------------------ ---------------       --------------        --------------       ---------------        --------------
     $0.00-- 1.95                55,000                  4.90        $         1.65                    --                    --
     $1.96-- 3.96               205,893                  4.60        $         2.65               109,424        $         2.73
     $3.97-- 5.94                85,432                  3.80        $         4.72                62,667        $         4.90
     $5.95-- 7.92               151,928                  4.10        $         6.96                67,568        $         6.94
     $7.93-- 9.90                86,167                  3.40        $         9.22                81,834        $         9.23
                         --------------        --------------        --------------        --------------        --------------
     $1.96-- 9.90               584,420                  4.20        $         4.95               321,493        $         5.69
                         ==============        ==============        ==============        ==============        ==============

       Warrants

At December 31, 1999, 1998 and 1997, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 381,041 shares of the Company's Common Stock. Total warrants of 90,169 were issued in connection with the private placement of the Company's Common Stock, 137,733 for the issuance of convertible subordinated debentures and 119,210 for personal guarantees provided for certain Company bank debt. The warrants granted for the personal guarantees of Company bank debt included 27,510 to each of the three founders and 36,680 to the father of two of the founders. In August 1997, this individual was issued 34,380 shares of Common Stock in a cashless exercise of the warrants.

A summary of warrants as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:

                                         1997                        1998                       1999
                               --------------------------  ------------------------   ------------------------
                                               Weighted                  Weighted                   Weighted
                                               Average                   Average                    Average
                                               Exercise                  Exercise                   Exercise
                                 Shares         Price        Shares       Price         Shares        Price
                               ----------    ------------  ----------  ------------   ----------  ------------

Outstanding at beginning of
    year                         388,377     $       3.34   381,041    $       3.81    381,041    $       3.81
       Granted                    29,344     $       6.04        --              --         --              --
       Exercised                 (36,680)    $        .54        --              --         --              --
                                 -------                    -------                    -------
Outstanding at end of
    year                         381,041                    381,041                    381,041
Warrants exercisable at          =======                    =======                    =======
    end of year                  360,409                    381,041                    381,041
Weighted average exercise        =======                    =======                    =======
    price of warrants
    outstanding                              $       3.81              $       3.81               $       3.81
                                             ============              ============               ============
Weighted average remaining

    contractual life at end of
    year                                             3.77                      2.49                       1.49
                                             ============              ============               ============

The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:

                                                              1997              1998             1999
                                                              ----              ----             ----

                  Risk-free interest rate                     5.63%                5.31%           5.62%
                  Expected dividend yield                        0%                   0%              0%
                  Expected lives                          3.8 years            3.4 years       3.7 years
                  Expected volatility                           61%                  68%             88%

To estimate lives of options for this valuation, it was assumed options will be exercised one year after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. As the Company's Common Stock was not yet publicly traded in 1997, the expected market volatility was based on the volatility of comparable publicly traded companies. Actual volatility of the Company's Common Stock was used for 1999 and 1998. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted was computed to be approximately $144,394, $595,510, and $550,113 for the years ended December 31, 1999, 1998, and 1997, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $137,101, $259,429 and $196,670 for the years ended December 31, 1999, 1998 and 1997, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per common share would have been reported as follows:

                                                               1997              1998            1999
                                                          ==============    =============    =============

     Net income (loss):

         As reported                                      $       33,815    $     675,487    $    (277,612)
                                                          ==============    =============    =============

         Pro forma                                        $     (162,855)   $     544,529    $    (375,493)
                                                          ==============    =============    =============

Net income (loss) per share, basic:

         As reported                                      $          .01    $         .11    $        (.04)
                                                          ==============    =============    =============

         Pro forma                                        $         (.05)   $         .09    $        (.06)
                                                          ==============    =============    =============

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.


(10)   COMMITMENTS AND CONTINGENCIES

       Operating and Capital Lease Obligations

The Company leases certain office equipment and office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,293,927, $1,480,939 and $659,902 for the years ended December 31, 1999, 1998, and 1997 respectively. Rent expense for leases with related parties for the years ended December 31, 1999, 1998, and 1997 totaled $172,100, $232,484, and $126,609, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

                  Years ending December 31,
                     2000                                                                   1,968,521
                     2001                                                                   1,797,508
                     2002                                                                   1,539,552
                     2003                                                                   1,019,761
                     2004                                                                     607,312
                     Thereafter                                                               810,029
                                                                                          -----------

                                                                                          $ 7,742,683
                                                                                          ===========


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

(11)   INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 1999, the Company has available tax net operating loss carryforwards of approximately $979,000, which expire beginning in 2018.

Income tax expense for the years ended December 31, consists of the following:

                                                  1997             1998            1999
                                              ============     ============     ===========

Current:
   Federal                                    $     13,926     $    301,588     $         --
   State                                             1,352           29,271               --
   Utilization of net operating loss               (15,278)        (246,328)              --
                                              ------------     ------------     ------------
                                                        --           84,531               --
                                              ------------     ------------     ------------
Deferred:
   Federal                                         (31,648)         235,060         (132,192)
   State                                            (3,072)          22,680          (12,830)
   Effect of permanent differences                      --               --           33,835
   Valuation allowance increase (decrease)          34,720         (213,800)              --
                                              ------------     ------------     ------------
                                                        --           43,940         (111,187)
                                              ------------     ------------     ------------
Total income taxes                            $         --     $    128,471     $   (111,187)
                                              ============     ============     ============

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of net income (loss) before taxes):

                                                                  1997              1998             1999
                                                             --------------      -----------     -------------

                  Statutory federal income tax
                     expense (benefit)                                 34.0%            34.0%            (34.0)%
                  State income tax effect, net                          3.3              3.3              (3.3)
                  Effect of permanent differences                        --               .6               8.7
                  Valuation allowance, net change                     (37.3)           (30.9)               --
                  Other                                                  --              9.0                --
                                                             --------------      -----------     -------------
                                                                        0.0%            16.0%            (28.6)%
                                                             ==============      ===========     =============

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                                                      December 31,
                                                                             ------------------------------
                                                                                 1998              1999
                                                                             -------------    -------------

         Deferred tax assets current:
             Tax loss carryforwards                                          $     39,265     $         --
             Accruals not currently deductible                                     65,180           43,879
             Allowance for doubtful accounts                                       69,184           73,885
                                                                             ------------     ------------
                                                                                  173,629          117,764

         Deferred tax assets long-term:
             Tax loss carryforwards                                                    --          365,179
             Benefit of AMT tax credit                                                 --          108,790
                                                                             ------------     ------------
                                                                                       --          473,969
             Deferred tax liabilities long-term:
             Intangible asset amortization for tax
                over books                                                       (229,674)        (397,575)
             Depreciation for tax (over) under books                               12,105          (18,293)
                                                                             ------------     ------------
             Net deferred tax (liability) asset                                  (217,569)        (415,868)
                                                                             ------------     ------------

                                                                             $    (43,940)    $     175,865
                                                                             ============     =============


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

(13)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable and capital lease obligations are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 1999 and 1998.

(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:


                                                                                      Net Income
                                                   Contribution                       (Loss) Per
                                                       From               Net          Share of
                                    Net               Dental             Income        Common
                                  Revenue             Offices            (Loss)     Stock (Diluted)
                               -------------       ------------        ----------   ---------------
1999 quarter ended:
    March 31, 1999             $   7,022,728        $ 1,597,851        $  298,639   $           .05
    June 30, 1999                  7,166,534          1,050,817           (61,222)             (.01)
    September 30, 1999             7,406,488          1,123,541           (24,944)              .00
    December 31, 1999              6,957,364            355,469          (490,085)             (.08)
                               -------------        -----------        ----------   ---------------

                               $  28,553,114        $ 4,127,678        $ (277,612)  $          (.04)
                               =============        ===========        ==========   ===============

1998 quarter ended:
   March 31, 1998              $   4,651,337        $ 1,137,388        $   62,806   $           .01
   June 30, 1998                   5,609,017          1,442,385           509,776               .07
   September 30, 1998              5,855,388          1,383,654           383,550               .06
   December 31, 1998               5,624,923            490,583          (280,645)             (.04)
                               -------------        -----------        ----------   ---------------

                               $  21,740,665        $ 4,454,010        $  675,487   $           .10
                               =============        ===========        ==========   ===============

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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of stockholders to be held on or about June 8, 2000 and is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets -
                           December 31, 1999 and 1998

                  Consolidated Statements of Operations -
                           Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Shareholders' Equity - Years ended
                           December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

                  Report of Independent Accountants on Schedule

                  II - Valuation and Qualifying Accounts -
                           Three Years Ended December 31, 1999

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

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT

10.32 Third Amendment to Loan Documents date September 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

10.33 Fourth Amendment to Loan Document dated December 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K for the annual period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

10.34 Fifth Amendment to Loan Document dated May 28, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-Q for the quarterly period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.

10.35 Sixth Amendment to Loan Document dated September 20, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.

10.36 Seventh Amendment to Loan Document dated March 24, 2000 between the Registrant and Key Bank of Colorado.

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


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation


/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 29, 2000
-----------------------------             Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 29, 2000
-----------------------------             Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)




/s/ Mark A. Birner                        President and Director                                         March 29, 2000
-----------------------------
Mark A. Birner, D.D.S.



/s/ Dennis N. Genty                       Chief Financial Officer, Secretary                             March 29, 2000
-----------------------------             Treasurer and Director (Principal
Dennis N. Genty                           Financial and Accounting Officer)



                                          Director
-----------------------------
James M. Ciccarelli



                                          Director
-----------------------------
Steven M. Bathgate

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

We have audited in accordance with generally accepted accounting standards, the consolidated financial statements of Birner Dental Management Services, Inc. included in this Form 10-K and have issued our report thereon dated March 10, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
March 10, 2000.

            Birner Dental Management Services, Inc. and Subsidiaries
                          Financial Statement Schedule
                     II - Valuation and Qualifying Accounts

                                    Column C - Additions
                                    --------------------
                      Column B
                     Balance at       Charged to     Charged to                        Column E
    Column A        beginning of      costs and         other         Column D      Balance at end
  Description          period          expenses      accounts *      Deductions**      of period
  -----------       ------------      ----------     ----------      ----------     --------------

     1999            $ 296,911         $ 42,261       $158,114       $ (190,817)     $  306,469
     1998            $  97,746         $ 58,069       $141,096       $      --       $  296,911
     1997            $  26,200         $ 71,546       $    --        $      --       $   97,746



*  Allowance recorded, as the result of accounts receivable acquired.

** Charges to the account are for the purpose for which the reserves were created.

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

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
------                      -----------------------


10.32     Third Amendment to Loan Documents date September 31, 1998 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange
          Commission on November 16, 1998.

10.33     Fourth Amendment to Loan Document dated December 31, 1998 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K for the annual period ended December 31, 1998 filed with the Securities and Exchange
          Commission on March 31, 1999.

10.34     Fifth Amendment to Loan Document dated May 28, 1999 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-Q for the quarterly period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.

10.35     Sixth Amendment to Loan Document dated September 20, 1999 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed with the Securities and Exchange
          Commission on November 15, 1999.

10.36     Seventh Amendment to Loan Document dated March 24, 2000 between the
          Registrant and Key Bank of Colorado.

27.1      Financial Data Schedule.