Form 10-Q
period 2000-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2000-05-15
CIK 948072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               March 31, 2000
                                        ---------------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ----------       ---------


                         Commission file number 0-23367
                                                -------


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                84-1307044
-----------------------------------------------          -------------------
 (State or other jurisdiction of incorporation             (IRS Employer
                or organization)                         Identification No.)


 3801 EAST FLORIDA AVENUE, SUITE 508
          DENVER, COLORADO                                      80210
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Shares Outstanding as of May 10, 2000
--------------------------------------  ---------------------------------------
    Common Stock, without par value                     6,131,814

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 2000 (unaudited)
         and December 31, 1999                                                                 3

     Unaudited Condensed Consolidated Statements of Operations for the Quarters
       Ended March 31, 2000 and 1999                                                           4

     Unaudited Condensed Statement of Shareholders' Equity for the Quarter Ended
       March 31, 2000                                                                          5

     Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2000 and 1999                                                           6

     Unaudited Notes to Condensed Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                                     18

Signatures                                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,      March 31,
                                     ASSETS                            1999             2000
                                                                  -------------    -------------
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $     806,954    $   1,204,822
    Accounts receivable, net of allowance for doubtful accounts of $306,469 and $308,023 at December 31, 1999 and
       March 31, 2000, respectively                                   3,700,685        3,944,281
    Current portion of notes receivable - related parties                71,070           71,070
    Deferred income taxes                                               117,764          117,764
    Income tax receivable                                                87,000           87,000
    Prepaid expenses and other assets                                   449,385          675,875
                                                                  -------------    -------------
                Total current assets                                  5,232,858        6,100,812

PROPERTY AND EQUIPMENT, net                                           7,965,699        7,845,833

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                           14,057,688       14,011,303
    Deferred charges and other assets                                   215,793          203,378
    Notes receivable - related parties, net of current portion            3,000               --
    Deferred tax asset                                                  473,969          473,969
                                                                  -------------    -------------
                Total assets                                      $  27,949,007    $  28,635,295
                                                                  =============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $   3,602,239    $   3,877,006
    Deferred income taxes                                                    --           36,975
    Current maturities of long-term debt                                161,936          158,032
    Current maturities of capital lease obligations                       1,600            1,081
                                                                  -------------    -------------
                Total current liabilities                             3,765,775        4,073,094

LONG TERM LIABILITIES:
    Deferred income taxes                                               415,868          415,868
    Long-term debt, net of current maturities                         6,771,157        7,081,174
    Capital lease obligations, net of current maturities                    339               87
    Other long-term obligations                                          91,257           98,306
                                                                  -------------    -------------
                Total liabilities                                    11,044,396       11,668,529
                                                                  -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                          --               --
    Common Stock, no par value, 20,000,000 shares authorized;
       6,131,814 and 6,131,814, shares issued and outstanding
       at December 31,1999 and March 31, 2000, respectively          16,968,454       16,968,454
    Accumulated deficit                                                 (63,843)          (1,688)
                                                                  -------------    -------------
                Total shareholders' equity                           16,904,611       16,966,766
                                                                  -------------    -------------

                Total liabilities and shareholders' equity        $  27,949,007    $  28,635,295
                                                                  =============    =============


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Quarter Ended
                                                                                     March 31,
                                                                             --------------------------
                                                                                1999           2000
                                                                             -----------    -----------
NET REVENUE                                                                  $ 7,022,728    $ 7,802,571

DIRECT EXPENSES:
    Clinical salaries and benefits                                             2,597,108      3,099,470
    Dental supplies                                                              388,631        498,359
    Laboratory fees                                                              668,304        743,595
    Occupancy                                                                    649,223        791,791
    Advertising and marketing                                                     81,837         88,948
    Depreciation and amortization                                                404,256        577,791
    General and administrative                                                   635,518        769,904
                                                                             -----------    -----------
                                                                               5,424,877      6,569,858
                                                                             -----------    -----------
Contribution from dental offices                                               1,597,851      1,232,713
Corporate expenses:
    General and administrative                                                   965,288        892,988
    Depreciation and amortization                                                 60,367         81,832
                                                                             -----------    -----------
Operating income                                                                 572,196        257,893
Interest expense, net                                                            (95,898)      (158,763)
                                                                             -----------    -----------
Income before income taxes                                                       476,298         99,130
Income tax expense                                                              (177,659)       (36,975)
                                                                             -----------    -----------
Net income                                                                   $   298,639    $    62,155
                                                                             ===========    ===========




Net income per share of Common Stock:
     Basic                                                                   $       .05    $       .01
                                                                             ===========    ===========
     Diluted                                                                 $       .05    $       .01
                                                                             ===========    ===========

Weighted average number of shares of
 Common Stock and dilutive securities:
    Basic                                                                      6,451,009      6,131,814
                                                                             ===========    ===========
    Diluted                                                                    6,523,742      6,138,176
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                       Common Stock
                                -----------------------    Accumulated      Total Shareholders'
                                 Shares        Amount        Deficit             Equity
                                ---------   -----------   --------------    ------------------
BALANCES, December 31, 1999     6,131,814   $16,968,454   $      (63,843)   $       16,904,611
   Net Income                          --            --           62,155                62,155
                                ---------   -----------   --------------    ------------------

BALANCES, March 31, 2000        6,131,814   $16,968,454   $       (1,688)   $       16,966,766
                                =========   ===========   ==============    ==================



















         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                  1999           2000
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $   298,639    $    62,155
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                           464,623        659,623
          Provision for doubtful accounts                                          (9,532)         1,554
          Provision for deferred income taxes                                          --         36,975
       Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                    (753,285)      (245,150)
          Prepaid expense, income tax receivable and other assets                (529,705)      (215,620)
          Accounts payable and accrued expenses                                 1,378,287        274,767
          Other long-term obligations                                                  --         10,049
                                                                              -----------    -----------
    Net cash provided by operating activities                                     849,027        584,353
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (385,169)      (172,793)
    Development of new dental offices                                            (439,364)      (210,306)
    Acquisition of dental offices                                                (680,035)       (54,728)
                                                                              -----------    -----------
    Net cash used in investing activities                                      (1,504,568)      (437,827)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from line of credit                                          2,180,000        300,000
    Repayment of long-term debt                                                  (144,079)       (48,658)
    Purchase and retirement of Common Stock                                    (1,243,680)            --
                                                                              -----------    -----------
    Net cash provided by financing activities                                     792,241        251,342
                                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         136,700        397,868
CASH AND CASH EQUIVALENTS,  beginning of period                                 2,169,687        806,954
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS,  end of period                                     $ 2,306,387    $ 1,204,822
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                     1999           2000
                                                                 ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                  $     62,800   $    144,207
                                                                 ============   ============

       Cash paid during the period for income taxes              $         --   $         --
                                                                 ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Common Stock issued for:
          Acquisition of dental offices                          $     35,000   $         --

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities               $     59,596   $         --
          Notes payable                                          $         --   $     54,000

       Accounts receivable net, acquired through  acquisitions   $     40,000   $         --

       Other assets acquired through acquisitions                $     30,000   $         --







         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.


(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                     Quarter Ended March 31,
                                  --------------------------------------------------------------
                                                 1999                         2000
                                  ------------------------------- ------------------------------
                                                        Per Share                      Per Share
                                   Income       Shares    Amount   Income     Shares     Amount
                                  ---------   --------- --------- ---------  --------- ---------
Basic EPS:
   Net income available to
     shares of Common Stock       $ 298,639   6,451,009   $.05   $  62,155   6,131,814   $.01

   Effect of dilutive shares of
     Common Stock from stock
     options and warrants                --      72,733     --          --       6,362     --
                                  ---------   ---------   ----   ---------   ---------   ----

   Diluted earning per share
    of Common Stock:
       Net income available to
       shares of Common Stock     $ 298,639   6,523,742   $.05   $  62,155   6,138,176   $.01
                                  =========   =========   ====   =========   =========   ====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for 1999 and 2000 relates to the effect of 72,733 and 6,362, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(3)    LINE OF CREDIT

Under the Company's Credit Facility (as amended on March 24, 2000), the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on July 1, 2001. At March 31, 2000, the Company had approximately $1.4 million available and $6.9 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. The Company is in compliance with these financial ratios as of March 31, 2000.

(4)    ACQUISITIONS AND DE-NOVOS

On March 20, 2000, the Company opened a de novo office in Goodyear, Arizona, a suburb of Phoenix. The Company also acquired controlling interest in an existing Office during March, 2000. The consideration consisted of $54,728 payable in cash and a $54,000 note payable with a term of 60 months and an interest rate of 8.0%.

(5)    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137") "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS No. 133 will have no impact to the Company.

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

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 is an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25") and clarifies the application of Opinion 25 for certain issues. This interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events after these periods, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. Management does not expect FIN 44 to have a material effect on the Company's financial results.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of Offices, the ability of the Company to manage effectively an increasing number of Offices, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (as filed with the Securities Exchange Commission on March 30,
2000), the "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2000" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

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

GENERAL

The following discussion relates to factors which have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2000 and 1999. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

OVERVIEW

The Company was formed in May 1995, and as of March 31, 2000 managed 55 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 13 specialists. The Company has acquired 42 Offices (four of which were consolidated into existing Offices) and opened 17 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which employ or contract with the dentists and dental hygienists that practice at that Office. In addition, the

Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets by enhancing the operating performance of its existing Offices, by developing de novo Offices and by acquiring solo and group dental practices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets and its evaluation of additional markets. The following table sets forth the increase in the number of Offices owned and managed by the Company from 1995 through March 31, 2000, including the number of de novo Offices and acquired Offices in each such period.

                                               1995(1)  1996      1997     1998     1999      2000
                                               -------  ----      ----     ----     ----      ----
Offices at beginning of the period                0        4        18       34       49        54
De novo Offices                                   0        5         1        5        5         1
Acquired Offices                                  4       12        15       10        1         0
Consolidation of Offices                          0       (3)        0        0       (1)        0
                                               ----     ----      ----     ----     ----      ----
Offices at end of the period                      4       18        34       49       54        55
                                               ====     ====      ====     ====     ====      ====


---------------
(1)      From October 1, 1995 through December 31, 1995.

The combined purchase amounts for the four Offices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $412,000, $4.3 million, $5.4 million, $6.0 million, and $760,000 respectively. The average investment by the Company in each of its 17 de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The 11 de novo Offices opened between January 1996 and December 1998 began generating positive contribution from dental offices, on average, within six months of opening. Three of the six de novo Offices opened in 1999 and the first quarter of 2000, began generating positive contribution from dental offices, on average, within five months of opening. The Company's three remaining de novo Offices, which have been open an average of six months, have not generated positive contribution from dental offices as of the date of this Quarterly Report.

At March 31, 2000, the Company's total assets of $28.6 million included $14.0 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of $17.0 million and a tangible net worth of $3.0 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

The Company has experienced significant year-to-year growth in Revenue. For the three months ended March 31, 2000, Revenue increased to $10.9 million from $9.3 million for the three months ended March 31, 1999, an increase of 17.5%. The Company opened one de novo Office during the period from January 1, 2000 to March 31, 2000 which, in the aggregate, accounted for $14,000 of the $1.6 million increase. The remainder of the increase in Revenue of $1.6 million was attributable to the 54 Offices that existed at the beginning of 2000. Revenue at 48 of these Offices which were in existence during both full periods increased to $10.0 million in 2000 from $9.0 million in 1999, an increase of $931,000, or 10.3%. Revenue at the remaining six Offices, which were acquired or opened between January 1, 1999 and December 31, 1999, was approximately $679,000.

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

It should be noted that the percentages presented below are based upon the Company's net revenues. Comparability to certain published industry percentages and statistics may not be accurate or appropriate due to the fact that certain of these industry percentages and statistics may be based on gross revenue rather than net revenue.

                                                       QUARTER ENDED MARCH 31,
                                                       -----------------------
                                                          1999           2000
                                                       ---------     ---------
Net revenue                                                100.0%        100.0%
Direct expenses:
     Clinical salaries and benefits                         37.0%         39.7%
     Dental supplies                                         5.5%          6.4%
     Laboratory fees                                         9.5%          9.5%
     Occupancy                                               9.2%         10.2%
     Advertising and marketing                               1.2%          1.1%
     Depreciation and amortization                           5.8%          7.4%
     General and administrative                              9.0%          9.9%
                                                       ---------     ---------
                                                            77.2%         84.2%
                                                       ---------     ---------
Contribution from dental offices                            22.8%         15.8%
Corporate expenses:
     General and administrative                             13.7%         11.4%
     Depreciation and amortization                           0.9%          1.1%
                                                       ---------     ---------
Operating income                                             8.2%          3.3%
Interest expense, net                                       (1.4)%        (2.0)%
                                                       ---------     ---------
Income before income taxes                                   6.8%          1.3%
Income tax expense                                          (2.5)%        (0.5)%
                                                       ---------     ---------
Net income                                                   4.3%          0.8%
                                                       =========     =========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

Net revenue. Net revenue increased to $7.8 million for the three months ended March 31, 2000 from $7.0 million for the three months ended March 31, 1999, an increase of approximately $780,000, or 11.1%. The Company opened one de novo Office during the period from January 1, 2000 to March 31, 2000, which contributed $10,000 of the increase. Net revenue at the 48 Offices which the Company managed and which were in existence for both full first quarters of 2000 and 1999 increased 5.0% or $343,000 to $7.2 million in the first quarter of 2000 from $6.9 million in the first quarter of 1999. The remainder of the increase in net revenue of $426,000 was attributable to one practice acquisition and five de novo Office openings which occurred between January 1, 1999 and December 31, 1999.

Clinical salaries and benefits. Clinical salaries and benefits increased to $3.1 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, an increase of $502,000 or 19.3%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 39.7% for the three months ended March 31, 2000 from 37.0% for the three months ended March 31, 1999. This increase was due primarily to the addition of dental practices in 1999 and 2000

Dental supplies. Dental supplies increased to $498,000 for the three months ended March 31, 2000 from $389,000 for the three months ended March 31, 1999, an increase of $110,000 or 28.2%. This increase was primarily due to the incremental expenditures required to operate 55 dental practices at March 31, 2000 compared to 51 dental practices at

March 31, 1999. As a percentage of net revenue, dental supplies increased to 6.4% during the three months ended March 31, 2000 from 5.5% during the three months ended March 31, 1999.

Laboratory fees. Laboratory fees increased to $744,000 during the three months ended March 31, 2000 from $668,000 during the three months ended March 31, 1999, an increase of $75,000 or 11.3%. This increase was primarily due to the incremental expenditures to operate 55 dental practices at March 31, 2000 compared to 51 dental practices at March 31, 1999. As a percentage of net revenue, laboratory fees stayed constant at 9.5% during the three months ended March 31, 2000 and March 31, 1999.

Occupancy. Occupancy increased to $792,000 during the three months ended March 31, 2000 from $649,000 during the three months ended March 31, 1999, an increase of $143,000 or 22.0%. This increase was primarily due to the incremental expenditures required to operate 55 dental practices at March 31, 2000 compared to 51 dental practices at March 31, 1999. As a percentage of net revenue, occupancy expense increased to 10.2% during the three months ended March 31, 2000 from 9.2% during the three months ended March 31, 1999. The increase in occupancy as a percentage of net revenue is attributable to rent expense at the Company's recently opened de novo Offices and rent increases at the Company's recently expanded Offices.

Advertising and marketing. Advertising and marketing increased to $89,000 for the three months ended March 31, 2000 from $82,000 for the three months ended March 31, 1999, an increase of $7,000 or 8.7%. As a percentage of net revenue, advertising and marketing decreased to 1.1% during the three months ended March 31, 2000 from 1.2% during the three months ended March 31, 1999.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $578,000 for the three months ended March 31, 2000 from $404,000 for the three months ended March 31, 1999, an increase of $174,000 or 42.9%. This increase is related to the increase in the Company's depreciable and amortizable asset base. As a percentage of net revenue, depreciation and amortization increased to 7.4% for the three months ended March 31, 2000 from 5.8% for the three months ended March 31, 1999. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. General and administrative, which is attributable to the Offices, increased to $770,000 during the three months ended March 31, 2000 from $636,000 during the three months ended March 31, 1999, an increase of approximately $134,000 or 21.1%. This increase was primarily due to the incremental expenditures required to operate 55 dental practices at March 31, 2000 compared to 51 dental practices at March 31, 1999. As a percentage of net revenue, general and administrative expenses increased to 9.9% during the three months ended March 31, 2000 from 9.0% during the three months ended March 31, 1999.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $1.2 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999, a decrease of $365,000 or 22.9%. As a percentage of net revenue, contribution from dental offices decreased to 15.8% during the three months ended March 31, 2000 from 22.8% during the three months ended March 31, 1999. This decrease as a percentage of net revenue is a result of the factors discussed above.

Corporate expenses - general and administrative. Corporate expenses - general and administrative decreased to $893,000 during the three months ended March 31, 2000 from $965,000 during the three months ended March 31, 1999, a decrease of $72,000 or 7.5%. This decrease was due to reductions in certain costs at the corporate facility. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.4% during the three months ended March 31, 2000 from 13.7% during the three months ended March 31, 1999.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased to $82,000 for the three months ended March 31, 2000 from $60,000 for the three months ended March 31, 1999, an increase of $22,000 or 35.6%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage future growth. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 1.1% during the three months ended March 31, 2000 from 0.9% during the three months ended March 31, 1999.

Operating income. As a result of the above, operating income decreased to $258,000 during the three months ended March 31, 2000 from $572,000 during the three months ended March 31, 1999, a decrease of $314,000 or 54.9%. As a percentage of net revenue, operating income decreased to 3.3% during the three months ended March 31, 2000 from 8.2% during the three months ended March 31, 1999. The decrease as a percentage of net revenue is a result of the factors discussed above.

Interest expense, net. The Company had net interest expense of $159,000 for the three months ended March 31, 2000 compared to $96,000 for the three months ended March 31, 1999. This increase is attributable to an increase in the average debt outstanding during the 2000 period.

Net income. As a result of the above, net income decreased to $62,000 for the three months ended March 31, 2000 from net income of $299,000 for the three months ended March 31, 1999, a decrease of $236,000. Net income for the three months ended March 31, 2000 was net of income taxes of $37,000. Net income for the three months ended March 31, 1999 was net of income taxes of $178,000. As a percentage of net revenue, net income decreased to 0.8% for the three months ended March 31, 2000 from 4.3% for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes, and the initial public offering of its Common Stock.

Net cash provided by operating activities was approximately $584,000 and $849,000 for the three months ended March 31, 2000 and 1999, respectively. During the 2000 period, after adding back non-cash items, the Company's cash used in operating activities consisted primarily of an increase in accounts receivable of approximately $245,000 and an increase in prepaid expenses and other assets of approximately $216,000 partially offset by an increase in accounts payable and accrued expenses of approximately $275,000. Net cash provided by operating activities during the 1999 period, after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.4 million partially offset by an increase in accounts receivable of approximately $753,000 and an increase in prepaid expenses and other assets of approximately $530,000. During the three months ended March 31, 2000, net income and non-cash items contributed approximately $760,000 to net cash provided by operating activities for the period compared to approximately $754,000 for the same three months in 1999.

Net cash used in investing activities was approximately $438,000 and $1.5 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, approximately $55,000 was utilized for acquisitions and approximately $383,000 was invested in the purchase of additional property and equipment including approximately $210,000 for the de novo offices. During the three month period ended March 31, 1999, approximately $680,000 was utilized for acquisitions and approximately $825,000 was invested in the purchase of additional property and equipment, including approximately $440,000 for the de novo Offices.

Net cash provided by financing activities was approximately $251,000 and $792,000 for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of $300,000 which was partially offset by approximately $49,000 used for the repayment of long-term debt. During the three months ended March 31, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $2.2 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.2 million and approximately $144,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on March 24, 2000), the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on July 1, 2001. At March 31, 2000, the Company had approximately $1.4 million available and $6.9 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis.

At March 31, 2000, the Company had outstanding indebtedness of approximately $364,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 7.0% to 14.0%. The Company's material commitments for capital expenditures total approximately $137,000 for one de novo Office development. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of March 31, 2000 was approximately $(1,700), and the Company had working capital on that date of approximately $2.0 million.

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. During 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $3.63 to $4.81 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 535,000 shares of Common Stock for total consideration of $1.6 million at prices ranging from $1.78 to $3.75 per share. At March 31, 2000, approximately 5,000 shares remain available to be purchased under this Board of Directors approved program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of March 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At March 31, 2000, approximately $6.5 million was outstanding under the LIBOR option with an interest rate of 8.25% (LIBOR plus 2.75%) and approximately $375,000 was outstanding with an interest rate of 8.5% (prime plus 1.50%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 0.5% increase in the Company's interest rate would result in additional interest expense of approximately $8,600.

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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation

Date:  May  12, 2000                By:    /s/ Frederic W.J. Birner
                                       ----------------------------------------
                                    Name:   Frederic W.J. Birner
                                    Title:  Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Date:  May 12, 2000                 By:     /s/ Dennis N. Genty
                                       ----------------------------------------
                                    Name:   Dennis N. Genty
                                    Title:  Chief Financial Officer, Secretary,
                                            Treasurer and Director
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule