Form 10-Q
period 2000-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2000-08-11
CIK 948072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               June 30, 2000
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ----------------------------------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 COLORADO                                     84-1307044
--------------------------------------------          --------------------------
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                      Identification No.)


    3801 EAST FLORIDA AVENUE, SUITE 508
              DENVER, COLORADO                                  80210
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
Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Shares Outstanding as of August 7, 2000
-----------------------------------   ------------------------------------------
  Common Stock, without par value                     6,108,414

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                                Page
                                                                                                              ----
         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
           and December 31, 1999                                                                               3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Six Months Ended June 30, 2000 and 1999                                                         4

         Unaudited Condensed Statement of Shareholders' Equity                                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999                                                                        6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                          11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          20


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   21

Item 4.   Submission of Matters to a Vote of Security Holders                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                                                    22

Signatures                                                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31,      June 30,
                                     ASSETS                                  1999            2000
                                                                         ------------    -----------
                                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $    806,954    $   953,379
    Accounts receivable, net of allowance for doubtful accounts of $306,469 and $214,820  at December 31, 1999 and
       June 30, 2000, respectively                                          3,700,685      3,925,859
    Current portion of notes receivable - related parties                      71,070          3,000
    Deferred income taxes                                                     117,764        117,764
    Income tax receivable                                                      87,000             --
    Prepaid expenses and other assets                                         449,385        580,893
                                                                         ------------    -----------
              Total current assets                                          5,232,858      5,580,895

PROPERTY AND EQUIPMENT, net                                                 7,965,699      7,575,719

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                 14,057,688     13,731,874
    Deferred charges and other assets                                         215,793        171,217
    Notes receivable - related party, net of current portion                    3,000        150,115
    Deferred tax asset                                                        473,969        473,969
                                                                         ------------    -----------
              Total assets                                               $ 27,949,007    $27,683,789
                                                                         ============    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                $  3,602,239    $ 3,548,065
    Income taxes payable                                                           --         26,718
    Current maturities of long-term debt                                      161,936        141,269
    Current maturities of capital lease obligations                             1,600             --
                                                                         ------------    -----------
              Total current liabilities                                     3,765,775      3,716,052

LONG TERM LIABILITIES:
    Long-term debt, net of current maturities                               6,771,157      6,357,298
    Deferred income taxes                                                     415,868        415,868
    Capital lease obligations, net of current maturities                          339             --
    Other long-term obligations                                                91,257        108,732
                                                                         ------------    -----------
              Total liabilities                                            11,044,396     10,597,950
                                                                         ------------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                --             --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,131,814 and 6,122,814, shares issued and
       outstanding at December 31, 1999 and June 30, 2000,
       respectively                                                        16,968,454     16,958,629
    Retained earnings (accumulated deficit)                                   (63,843)       127,210
                                                                         ------------    -----------
              Total shareholders' equity                                   16,904,611     17,085,839
                                                                         ------------    -----------

              Total liabilities and shareholders' equity                 $ 27,949,007    $27,683,789
                                                                         ============    ===========



              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Quarter Ended                 Six Months Ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        1999            2000            1999            2000
                                                    ------------    ------------    ------------    ------------
NET REVENUE                                         $  7,166,534    $  7,810,220    $ 14,189,262    $ 15,612,791
DIRECT EXPENSES:
    Clinical salaries and benefits                     2,834,308       2,989,344       5,431,416       6,088,814
    Dental supplies                                      414,169         513,051         802,800       1,011,410
    Laboratory fees                                      727,931         714,469       1,396,235       1,458,064
    Occupancy                                            780,085         823,022       1,429,308       1,614,813
    Advertising and marketing                            146,399          70,630         228,236         159,578
    Depreciation and amortization                        448,470         601,417         852,726       1,179,208
    General and administrative                           764,355         769,110       1,399,873       1,539,014
                                                    ------------    ------------    ------------    ------------
                                                       6,115,717       6,481,043      11,540,594      13,050,901
                                                    ------------    ------------    ------------    ------------
Contribution from dental offices                       1,050,817       1,329,177       2,648,668       2,561,890

CORPORATE EXPENSES:
    General and administrative                           991,450         882,760       1,956,738       1,775,748
    Depreciation and amortization                         63,538          84,670         123,905         166,502
                                                    ------------    ------------    ------------    ------------
Operating income (loss)                                   (4,171)        361,747         568,025         619,640

Interest expense, net                                    (93,471)       (156,106)       (189,369)       (314,869)
                                                    ------------    ------------    ------------    ------------
Income (loss) before income taxes                        (97,642)        205,641         378,656         304,771
Income tax benefit (expense)                              36,420         (76,743)       (141,239)       (113,718)
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $    (61,222)   $    128,898    $    237,417    $    191,053
                                                    ============    ============    ============    ============

Net income (loss) per share of Common Stock:
    Basic                                           $       (.01)   $        .02    $        .04    $        .03
                                                    ============    ============    ============    ============
    Diluted                                         $       (.01)   $        .02    $        .04    $        .03
                                                    ============    ============    ============    ============


Weighted average number of shares of
  Common stock and dilutive securities:
    Basic                                              6,177,727       6,130,245       6,314,966       6,131,029
                                                    ============    ============    ============    ============
    Diluted                                            6,177,727       6,138,032       6,378,559       6,136,365
                                                    ============    ============    ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         Retained
                                                              Common Stock               Earnings          Total
                                                       ----------------------------    (Accumulated    Shareholders'
                                                          Shares          Amount         Deficit)          Equity
                                                       ------------    ------------    ------------    -------------
BALANCES, December 31, 1999                               6,131,814    $ 16,968,454    $    (63,843)   $  16,904,611
   Purchase and retirement of Common Stock                   (9,000)         (9,825)             --           (9,825)
   Net Income                                                    --              --         191,053          191,053
                                                       ------------    ------------    ------------    -------------
BALANCES, June 30, 2000                                   6,122,814    $ 16,958,629    $    127,210    $  17,085,839
                                                       ============    ============    ============    =============





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                                 June 30,
                                                                         --------------------------
                                                                            1999           2000
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   237,417    $   191,053
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                      976,631      1,345,710
          Provision for doubtful accounts                                     25,589         16,736
       Changes in assets and liabilities, net of effects
       from acquisitions:
          Accounts receivable                                               (737,243)      (117,666)
          Prepaid expense, income tax receivable and other assets           (622,338)            68
          Accounts payable and accrued expenses                              631,675        (27,456)
          Other long-term obligations                                             --         20,475
                                                                         -----------    -----------
    Net cash provided by operating activities                                511,731      1,428,920
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                            --        (82,045)
    Capital expenditures                                                    (964,428)      (422,394)
    Development of new dental offices                                     (1,050,750)      (222,273)
    Acquisition of dental offices                                           (691,476)       (68,993)
                                                                         -----------    -----------
    Net cash used in investing activities                                 (2,706,654)      (795,705)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock from options exercised             12,132             --
    Net borrowings (repayments) - line of credit                           3,140,000       (386,000)
    Repayment of long-term debt                                             (170,525)       (90,965)
    Purchase and retirement of Common Stock                               (1,581,343)        (9,825)
                                                                         -----------    -----------
    Net cash provided by (used in) financing activities                    1,400,264       (486,790)
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (794,659)       146,425
CASH AND CASH EQUIVALENTS, beginning of period                             2,169,687        806,954
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                 $ 1,375,028    $   953,379
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      ---------------------
                                                                        1999        2000
                                                                      ---------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                       $ 181,936   $ 317,295
                                                                      =========   =========

       Cash paid during the period for income taxes                   $  87,000   $      --
                                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Common Stock issued for:
          Acquisition of dental offices                               $  35,000   $      --
                                                                      =========   =========

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities                    $  59,596   $      --
                                                                      =========   =========

       Accounts receivable net, acquired through  acquisitions        $  40,000   $      --
                                                                      =========   =========

       Other assets acquired through acquisitions                     $  30,000   $      --
                                                                      =========   =========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.



(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                     Quarter Ended June 30,
                                         ---------------------------------------------------------------------------
                                                        1999                                     2000
                                         ------------------------------------     ----------------------------------
                                                                    Per Share                              Per Share
                                            (Loss)      Shares        Amount       Income       Shares      Amount
                                         ----------   -----------   ---------     ---------   ----------   ---------
Basic EPS:
   Net income (loss) available to
     shares of Common Stock              $  (61,222)    6,177,727   $    (.01)    $ 128,898    6,130,245   $     .02

Effect of dilutive shares of
   Common Stock from stock
   options and warrants                          --            --          --            --        7,787          --
                                         ----------   -----------   ---------     ---------   ----------   ---------
Diluted EPS:
   Net income (loss) available to
      shares of Common Stock             $  (61,222)    6,177,727   $    (.01)    $ 128,898    6,138,032   $     .02
                                         ==========   ===========   =========     =========   ==========   =========

                                                                   Six Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                                        1999                                     2000
                                         ------------------------------------     ----------------------------------
                                                                    Per Share                              Per Share
                                           (Loss)       Shares        Amount       Income       Shares      Amount
                                         ----------   -----------   ---------     ---------   ----------   ---------
Basic EPS:
   Net income available to
      shares of Common Stock             $  237,417     6,314,966   $     .04     $ 191,053    6,131,029   $     .03

   Effect of dilutive shares of
      Common Stock from stock
      Options and warrants                       --        63,593          --            --        5,336          --
                                         ----------   -----------   ---------     ---------   ----------   ---------

Diluted EPS:
   Net income  available to
      shares of Common Stock             $  237,417     6,378,559   $     .04     $ 191,053    6,136,365   $     .03
                                         ==========   ===========   =========     =========   ==========   =========


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarter ended June 30, 2000 and the six months ended June 30, 1999 and 2000 relates to the effect of 7,787, 63,593, and 5,336, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings for the quarter ended June 30, 1999 since they were anti-dilutive as a result of the Company's net loss for the quarter.

(3)    LINE OF CREDIT

Under the Company's Credit Facility (as amended on March 24, 2000), the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on July 1, 2001. At June 30, 2000, the Company had approximately $2.6 million available and $6.2 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis. The Company is in compliance with these financial ratios as of June 30, 2000.

(4)    ACQUISITIONS AND DE-NOVOS

On March 20, 2000, the Company opened a de novo office in Goodyear, Arizona, a suburb of Phoenix. The Company also acquired the remaining 50% interest in an existing Office during March 2000. The consideration consisted of $68,993 payable in cash and a $38,277 note payable with a term of 60 months and an interest rate of 8.0%.


(5)    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137") "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000.

As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS No. 133 will have no impact to the Company.

In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 during the second quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's financial results.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 is an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees" (Opinion 25") and clarifies the application of Opinion 25 for certain issues. This interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events after these periods, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. Management does not expect FIN 44 to have a material effect on the Company's financial results.

(6)    SUBSEQUENT EVENTS

On July 1, 2000, the Company acquired the remaining 50% interest in an existing Office. The consideration consisted of $141,670 payable in cash and a $135,000 note payable with a term of 60 months and an interest rate of 8.0%.

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


GENERAL

The following discussion relates to factors which have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 1999 and 2000. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


OVERVIEW

The Company was formed in May 1995, and as of June 30, 2000 managed 55 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 12 specialists. The Company has acquired 42 Offices (four of which were consolidated into existing Offices) and opened 17 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations

("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing and new markets by enhancing the operating performance of its existing Offices, by developing de novo Offices and by acquiring solo and group dental practices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. The following table sets forth the increase in the number of Offices owned and managed by the Company from 1995 through June 30, 2000, including the number of de novo Offices and acquired Offices in each such period.

                                        1995(1)        1996         1997         1998         1999         2000
                                        -------        ----         ----         ----         ----         ----
Offices at beginning of the period         0              4           18           34           49           54
De novo Offices                            0              5            1            5            5            1
Acquired Offices                           4             12           15           10            1            0
Consolidation of Offices                   0             (3)           0            0           (1)           0
Offices at end of the period               4             18           34           49           54           55

----------
(1) From October 1, 1995 through December 31, 1995.


The combined purchase amounts for the four practices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $412,000, $4.3 million, $5.4 million, $6.0 million, and $760,000 respectively. The average investment by the Company in each of its 17 de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The 11 de novo Offices opened between January 1996 and December 1998 began generating positive contribution from dental offices, on average, within six months of opening. Three of the six de novo Offices opened in 1999 and the first quarter of 2000, began generating positive contribution from dental offices, on average, within five months of opening. The Company's three remaining de novo Offices, which have been open an average of eight and one half months, have not generated positive contribution from dental offices as of the date of this Quarterly Report.

At June 30, 2000, the Company's total assets of $27.7 million included $13.7 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of $17.1 million and a tangible net worth of $3.4 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


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

Under the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies,
(iv) providing a patient scheduling system, (v) staffing, (vi) recruiting, (vii) training of non-dental personnel, (viii) billing and collecting patient fees,
(ix) arranging for certain legal and accounting services, and (x) negotiating with managed care organizations. The P.C. is responsible for, among other things
(i) supervising all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and
(iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Bonuses payable to dentists based on the operating performance of the P.C.s take into account principal and interest payments made on the loans, resulting in the dentists sharing with the Company the economic benefits or detriments associated with assets acquired by the P.C.s using such loans. Because the Company consolidates the financial statements of the P.C.s with its financial statements, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value as a result of any acquisition or merger of another dental practice relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who work at the Office. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

The Company has experienced significant period-to-period growth in Revenue. For the three months ended June 30, 2000, Revenue increased to $10.8 million from $9.7 million for the three months ended June 30, 1999, an increase of $1.1 million or 11.5%. Revenue at the 50 Offices in existence during both full periods increased to $10.3 million in 2000 from $9.7 million in 1999, an increase of $546,000 or 5.6%. The remainder of the increase in Revenue of $572,000 was attributable to the 5 Offices that were acquired or opened during the period from April 1, 1999 to March 31, 2000.

For the six months ended June 30, 2000, Revenue increased to $21.7 million from $19.0 million for the six months ended June 30, 1999, an increase of $2.7 million or 14.5%. The Company opened one de novo Office during the period from January 1, 2000 to June 30, 2000 which, in the aggregate, accounted for $117,000 of the $2.7 million increase. Revenue at the 48 Offices in existence during both full periods increased to $19.8 million in 2000 from $18.3 million in 1999, an increase of $1.5 million, or 8.1%. The remaining $1.1 million of the increase in Revenue was attributable to the 6 Offices that were acquired or opened during the period from January 1, 1999 to December 31, 1999.

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

                                                   Quarter Ended June 30,          Six Months Ended June 30,
                                                   ----------------------         --------------------------
                                                    1999            2000           1999                2000
                                                   ------          ------         ------              ------
NET REVENUE                                         100.0%          100.0%         100.0%              100.0%
DIRECT EXPENSES:
     Clinical salaries and benefits                  39.5%           38.3%          38.3%               39.0%
     Dental supplies                                  5.8%            6.6%           5.6%                6.5%
     Laboratory fees                                 10.1%            9.1%           9.8%                9.3%
     Occupancy                                       10.9%           10.5%          10.1%               10.3%
     Advertising and marketing                        2.0%            0.9%           1.6%                1.0%
     Depreciation and amortization                    6.3%            7.7%           6.0%                7.6%
     General and administrative                      10.7%            9.8%           9.9%                9.9%
                                                   ------          ------         ------              ------
                                                     85.3%           82.9%          81.3%               83.6%
                                                   ------          ------         ------              ------

Contribution from dental offices                     14.7%           17.1%          18.7%               16.4%

CORPORATE EXPENSES:
     General and administrative                      13.9%           11.3%          13.8%               11.4%
     Depreciation and amortization                    0.9%            1.1%           0.9%                1.1%
                                                   ------          ------         ------              ------
Operating income (loss)                              (0.1)%           4.7%           4.0%                3.9%
Interest expense , net                               (1.3)%          (2.0)%         (1.3)%              (2.0)%
                                                   ------          ------         ------              ------
Income (loss) before income taxes                    (1.4)%           2.7%           2.7%                1.9%
Income tax benefit (expense)                          0.5%           (1.0)%         (1.0)%              (0.7)%
                                                   ------          ------         ------              ------
Net income (loss)                                    (0.9)%           1.7%           1.7%                1.2%
                                                   ======          ======         ======              ======



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

Net revenue. For the three months ended June 30, 2000 net revenue increased to $7.8 million compared to $7.2 million for the three months ended June 30, 1999, an increase of approximately $644,000, or 9.0%. Net revenue at the 50 Offices managed by the Company which were in existence for both second quarter periods increased to $7.4 million for the second quarter of 2000 compared to $7.2 million for the second quarter of 1999, an increase of approximately $257,000, or 3.6%. The remainder of the net revenue increase of approximately $386,000 is attributable to 5 de novo Offices which opened between April 1, 1999 and March 31, 2000.

Clinical salaries and benefits. For the three months ended June 30, 2000 clinical salaries and benefits increased to $3.0 million compared to $2.8 million for the three months ended June 30, 1999, an increase of $155,000 or 5.4%. This increase was primarily due to the increased number of Offices open during the 2000 period and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits decreased to 38.3% for the three months ended June 30, 2000 compared to 39.5% for the three months ended June 30, 1999.

Dental supplies. For the three months ended June 30, 2000 dental supplies increased to $513,000 compared to $414,000 for the three months ended June 30, 1999, an increase of $99,000 or 23.9%. This increase was primarily due to the incremental dental supply expenditures related to the increased number of Offices open during the 2000 period as well as the increase in the use of dental supplies related to increased patient traffic at the Offices which were in existence for the entire second quarters of 1999 and 2000. As a percentage of net revenue, dental supplies increased to 6.6% for the three months ended June 30, 2000 compared to 5.8% for the three months ended June 30, 1999.

Laboratory fees. For the three months ended June 30, 2000 laboratory fees decreased to $714,000 compared to $728,000 for the three months ended June 30, 1999, a decrease of $13,000 or 1.8%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 9.1% for the three months ended June 30, 2000 compared to 10.1% for the three months June 30, 1999.

Occupancy. For the three months ended June 30, 2000 occupancy expense increased to $823,000 compared to $780,000 for the three months ended June 30, 1999, an increase of $43,000 or 5.5%. This increase was primarily due to the incremental occupancy expenditures related to the increased number of Offices open during the 2000 period in addition to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 1999 period. As a percentage of net revenue, occupancy expense decreased to 10.5% for the three months ended June 30, 2000 compared to 10.9% for the three months ended June 30, 1999.

Advertising and marketing. For the three months ended June 30, 2000 advertising and marketing decreased to $71,000 compared to $146,000 for the three months ended June 30, 1999, a decrease of $75,000 or 51.8%. This decrease is primarily attributable to a decrease in the amount of radio and television airtime purchased by the Company during the 2000 period. As a percentage of net revenue, advertising and marketing decreased to 0.9% for the three months ended June 30, 2000 compared to 2.0% for the three months ended June 30, 1999.

Depreciation and amortization. For the three months ended June 30, 2000 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $601,000 compared to $448,000 for the three months ended June 30, 1999, an increase of $153,000 or 34.1%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's growth in terms of number of Offices, expansion of Offices and addition of equipment to older Offices. As a percentage of net revenue, depreciation and amortization increased to 7.7% for the three months ended June 30, 2000 compared to 6.3% for the three months ended June 30, 1999. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and recent Office expansions.

General and administrative. For the three months ended June 30, 2000 general and administrative, which is attributable to the Offices, increased to $769,000 compared to $764,000 for the three months ended June 30, 1999, an increase of approximately $5,000 or 0.6%. As a percentage of net revenue, general and administrative expenses decreased to 9.8% for the three months ended June 30, 2000 compared to 10.7% during the three months ended June 30, 1999.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $1.3 million for the three months ended June 30, 2000 compared to $1.1 million for the three months ended June 30, 1999, an increase of $278,000 or 26.5%. As a percentage of net revenue, contribution from dental offices increased to 17.1% for the three months ended June 30, 2000 compared to 14.7% for the three months ended June 30, 1999

Corporate expenses - general and administrative. For the three months ended June 30, 2000 corporate expenses - general and administrative decreased to $883,000 compared to $991,000 for the three months ended June 30, 1999, a decrease of $108,000 or 11.0%. This decrease was primarily due to cost containment efforts started by the Company in early 2000. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.3% for the three months ended June 30, 2000 compared to 13.9% during the three months ended June 30, 1999.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2000 corporate expenses - depreciation and amortization increased to $85,000 compared to $64,000 for the three months ended June 30, 1999, an increase of $21,000 or 33.3%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage the needs of each Office. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 1.1% for the three months ended June 30, 2000 compared to 0.9% during the three months ended June 30, 1999.

Operating income. As a result of the above, operating income increased to $362,000 for the three months ended June 30, 2000 from an operating loss of $(4,200) for the three months ended June 30, 1999, an increase of $366,000. As a percentage of net revenue, operating income increased to 4.7% for the three months ended June 30, 2000 compared to (0.1)% for the three months ended June 30, 1999.

Interest expense, net. For the three months ended June 30, 2000 interest expense increased to $156,000 compared to $93,000 for the three months ended June 30, 1999, an increase of $63,000 or 67.0%. This increase in interest expense is attributable to an increase in the average debt outstanding during the 2000 period as well as a higher average interest rate. As a percentage of net revenue, interest expense increased to 2.0% for the three months ended June 30, 2000 compared to 1.3% for the three months ended June 30, 1999.

Net income (loss). As a result of the above, net income increased to $129,000 for the three months ended June 30, 2000 compared to a net loss of $(61,000) for the three months ended June 30, 1999, an increase of $190,000. Net income for the three months ended June 30, 2000 was net of income taxes of $77,000. Net loss for the three months ended June 30, 1999 was enhanced by an income tax benefit of $36,000. As a percentage of net revenue, net income increased to 1.7% for the three months ended June 30, 2000 compared to (0.9)% for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

Net revenue. For the six months ended June 30, 2000 net revenue increased to $15.6 million compared to $14.2 million for the six months ended June 30, 1999, an increase of approximately $1.4 million, or 10.0%. The Company opened one de novo Office during the period from January 1, 2000 to June 30, 2000, which contributed $79,000 of the increase. Net revenue at the 48 Offices managed by the Company which were in existence for both first six month periods increased to $14.3 million for the first six months of 2000 compared to $13.7 million for the first six months of 1999, an increase of $557,000, or 4.1%. The remainder of the increase in net revenue of $787,000 was attributable to 6 de novo Offices which opened between January 1, 1999 and December 31, 1999.

Clinical salaries and benefits. For the six months ended June 30, 2000 clinical salaries and benefits increased to $6.1 million compared to $5.4 million for the six months ended June 30, 1999, an increase of $657,000 or 12.1%. This increase was due primarily to the increased number of Offices during the 2000 period and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 39.0% for the six months ended June 30, 2000 compared to 38.3% for the six months ended June 30, 1999.

Dental supplies. For the six months ended June 30, 2000 dental supplies increased to $1.0 million compared to $803,000 for the six months ended June 30, 1999, an increase of $209,000 or 26.0%. This increase was primarily due to the incremental dental supply expenditures related to the increased number of Offices open during the 2000 period as well as the increase in the use of dental supplies related to increased patient traffic at the Offices which were in existence for the entire six month periods of 1999 and 2000. As a percentage of net revenue, dental supplies increased to 6.5% for the six months ended June 30, 2000 compared to 5.6% for the six months ended June 30, 1999.

Laboratory fees. For the six months ended June 30, 2000 laboratory fees increased to $1.5 million compared to $1.4 million for the six months ended June 30, 1999, an increase of $62,000 or 4.4%. This increase was primarily due to the incremental expenditures related to the additional Offices open during the 2000 period and increased patient traffic at the Offices which were in existence for the entire six month periods of 1999 and 2000. This increase was somewhat offset by the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 9.3% for the six months ended June 30, 2000 compared to 9.8% for the six months June 30, 1999

Occupancy. For the six months ended June 30, 2000 occupancy expense increased to $1.6 million compared to $1.4 million for the six months ended June 30, 1999, an increase of $186,000 or 13.0%. This increase was primarily due to the incremental occupancy expenditures related to the increased number of Offices open during the 2000 period in addition to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 1999 period. As a percentage of net revenue, occupancy expense increased to 10.3% for the six months ended June 30, 2000 compared to 10.1% for the six months ended June 30, 1999.

Advertising and marketing. For the six months ended June 30, 2000 advertising and marketing decreased to $160,000 compared to $228,000 for the six months ended June 30, 1999, a decrease of $68,000 or 30.1%. This decrease is primarily attributable to a decrease in the amount of radio and television airtime purchased by the Company during the 2000 period. As a percentage of net revenue, advertising and marketing decreased to 1.0% for the six months ended June 30, 2000 compared to 1.6% for the six months ended June 30, 1999.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $1.2 million for the six months ended June 30, 2000 compared to $853,000 for the six months ended June 30, 1999, an increase of $326,000 or 38.3%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's growth in terms of number of Offices, expansion of Offices and addition of equipment to older Offices. As a percentage of net revenue, depreciation and amortization increased to 7.6% for the six months ended June 30, 2000 compared to 6.0% for the six months ended June 30, 1999.

General and administrative. For the six months ended June 30, 2000 general and administrative, which is attributable to the Offices, increased to $1.5 million compared to $1.4 million for the six months ended June 30, 1999, an increase of approximately $139,000 or 9.9%. This increase was primarily due to the incremental expenditures required to operate 55 dental practices at June 30, 2000 compared to 52 dental practices at June 30, 1999. As a percentage of net revenue, general and administrative expenses stayed constant at 9.9% for the six months ended June 30, 1999 and 2000, respectively.

Contribution from dental offices. As a result of the above, contribution from dental offices was relatively constant at approximately $2.6 million for the six months ended June 30, 1999 and 2000, respectively. As a percentage of net revenue, contribution from dental offices decreased to 16.4% for the six months ended June 30, 2000 compared to 18.7% during the six months ended June 30, 1999.

Corporate expenses - general and administrative. For the six months ended June 30, 2000 corporate expenses - general and administrative decreased to $1.8 million compared to $2.0 million for the six months ended June 30, 1999, a decrease of $181,000 or 9.2%. This decrease was primarily due to cost containment efforts started by the Company in early 2000. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.4% for the six months ended June 30, 2000 compared to 13.8% for the six months ended June 30, 1999.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2000 corporate expenses - depreciation and amortization increased to $167,000 compared to $124,000 for the six months ended June 30, 1999, an increase of $43,000 or 34.4%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage the needs of each Office. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 1.1% for the six months ended June 30, 2000 compared to 0.9% for the six months ended June 30, 1999.

Operating income. As a result of the above, operating income increased to $620,000 for the six months ended June 30, 2000 compared to $568,000 for the six months ended June 30, 1999, an increase of $52,000 or 9.1%. As a percentage of net revenue, operating income decreased to 3.9% for the six months ended June 30, 2000 compared to 4.0% for the six months ended June 30, 1999.

Interest expense, net. For the six months ended June 30, 2000 interest expense increased to $315,000 compared to $189,000 for the six months ended June 30, 1999, an increase of $126,000 or 66.3%. This increase in interest expense is attributable to an increase in the average debt outstanding during the 2000 period as well as a higher average interest rate. As a percentage of net revenue, interest expense increased to 2.0% for the six months ended June 30, 2000 compared to 1.3% for the six months ended June 30, 1999.

Net income (loss). As a result of the above, net income decreased to $191,000 for the six months ended June 30, 2000 compared to net income of $237,000 for the six months ended June 30, 1999, a decrease of $46,000. Net income for the six months ended June 30, 2000 was net of income taxes of $114,000 while net income for the six months ended June 30, 1999 was net of income taxes of $141,000. As a percentage of net revenue, net income decreased to 1.2% for the six months ended June 30, 2000 compared to 1.7% for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $512,000 and $1.4 million for the six months ended June 30, 1999 and 2000, respectively. During the 2000 period, excluding net income and after adding back non-cash items, the Company's cash used in operating activities consisted primarily of an increase in accounts receivable of approximately $118,000 and a decrease in accounts payable and accrued expenses of approximately $27,000 partially offset by an increase in other long-term liabilities of approximately $20,000. Net cash used in operating activities during the 1999 period, excluding net income and after adding back non-cash items, consisted primarily of an increase in accounts receivable of approximately $737,000 and an increase in prepaid expenses and other assets of approximately $622,000 partially offset by an increase in accounts payable and accrued expenses of approximately $632,000. During the six months ended June 30, 2000, net income contributed approximately $191,000 to net cash provided by operating activities for the period compared to approximately $238,000 for the corresponding period in 1999.

Net cash used in investing activities was approximately $2.7 million and $796,000 for the six months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 2000, approximately $69,000 was utilized for acquisitions and approximately $645,000 was invested in the purchase of additional property and equipment including approximately $222,000 for the development of de novo offices and approximately $82,000 was related to the issuance of notes receivable to related parties. During the six month period ended June 30, 1999, approximately $691,000 was utilized for acquisitions and approximately $2.0 million was invested in the purchase of additional property and equipment, including approximately $1.1 million for the development of de novo Offices.

Net cash provided by financing activities was approximately $1.4 million for the six months ended June 30, 1999 and net cash used in financing activities was approximately $487,000 for the six months ended June 30, 2000. During the six months ended June 30, 2000, net cash used in financing activities was comprised of approximately $386,000 used to reduce the amount outstanding on the Company's bank line of credit, approximately $91,000 for the repayment of long-term debt and approximately $9,800 for the purchase and retirement of Common Stock. During the six months ended June 30, 1999, net cash provided by financing activities was comprised of approximately $12,000 for the issuance of Common Stock from the exercise of options and net borrowings under the Company's line of credit of approximately $3.1 million both of which were partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $171,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on March 24, 2000), the Company may borrow up to $10.0 million for working capital needs. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on July 1, 2001. At June 30, 2000, the Company had approximately $2.6 million available and $6.2 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, and requires the Company to maintain certain financial ratios on an ongoing basis.

At June 30, 2000, the Company had outstanding indebtedness of approximately $310,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 14.0%. The Company's material commitments for capital expenditures total approximately $137,000 for one de novo Office development. The Company anticipates that the required capital for this de novo development will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of June 30, 2000 were approximately $127,000, and the Company had working capital on that date of approximately $1.9 million.

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. During 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $3.63 to $4.81 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 535,000 shares of Common Stock for total consideration of $1.6 million at prices ranging from $2.81 to $3.75 per share. On June 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During the first six months of 2000, the Company, in three separate transactions, purchased approximately 9,000 shares of Common Stock for total consideration of approximately $9,800 at prices ranging from $1.08 to $1.10 per share. At June 30, 2000, approximately $141,000 remains available under this Board of Directors approved program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of June 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At June 30, 2000, approximately $6.0 million was outstanding under the LIBOR option with an interest rate of 9.06% (LIBOR plus 2.25%) and approximately $189,000 was outstanding with an interest rate of 11.0% (prime plus 1.0%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 0.5% increase in the Company's interest rate would result in additional interest expense of approximately $16,000 for the six months ended June 30, 2000.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  The annual meeting of shareholders was held on June 8, 2000.


(b) The following directors were elected at the meeting to serve a three-year term as Class III directors:


                                                 For            Withheld Authority            Abstain
                                                 ---            ------------------            -------
          Frederic W.J. Birner                4,685,033               27,677                     0
          Mark A. Birner, D.D.S.              4,685,033               27,677                     0



The following director is continuing to serve his three-year term as a Class I director, which will expire at the Company's annual meeting in 2001:


          James M.Ciccarelli


The following directors are continuing to serve their three-year terms as Class II directors which will expire at the Company's annual meeting in 2002:


          Dennis N. Genty
          Steven M. Bathgate



(c) The only other matter voted upon at the meeting and results of that vote are as follows:


     Ratification of appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year 2000.


                          For                                Against                           Abstain
                          ---                                -------                           -------
                       4,712,260                               450                                0


The matter described above is described in detail in the Company's definitive proxy statement dated May 8, 2000 for the Annual Meeting of Shareholders held on June 8, 2000.

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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation


Date:  August 11, 2000              By: /s/ Frederic W.J. Birner
                                       ----------------------------------------
                                    Name:   Frederic W.J. Birner
                                    Title:  Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Date:  August 11, 2000              By: /s/ Dennis N. Genty
                                       ------------------------
                                    Name:   Dennis N. Genty
                                    Title:  Chief Financial Officer, Secretary,
                                            Treasurer and Director
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
27.1         Financial Data Schedule.