Form 10-Q
period 2000-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2000-11-14
CIK 948072

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 2000
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------  ----------------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                           84-1307044
-------------------------------                    -----------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)

  3801 EAST FLORIDA AVENUE, SUITE 508
           DENVER, COLORADO                                     80210
----------------------------------------           -----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding as of November 6, 2000
-------------------------------        -----------------------------------------
Common Stock, without par value                        6,026,688

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 1999
          And September 30, 2000 (unaudited)                                                 3

        Unaudited Condensed Consolidated Statements of Operations for the Quarters
          And Nine Months Ended September 30, 1999 and 2000                                  4

        Unaudited Condensed Statement of Shareholders' Equity                                5

        Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 2000                                                  6

        Unaudited Notes to Condensed Consolidated Financial Statements                       8

Item 2. Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                                         11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                          21


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                   22

Item 6. Exhibits and Reports on Form 8-K                                                    22

Signatures                                                                                  23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,      September 30,
                                                                        1999              2000
                                                                    ------------      -------------
                                                                                       (Unaudited)
                                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $    806,954      $    904,282
    Accounts receivable, net of allowance for doubtful accounts of $306,469 and $216,266 at December 31, 1999 and
       September 30, 2000, respectively                                3,700,685         3,668,735
    Current portion of notes receivable - related parties                 71,070            14,673
    Deferred income taxes                                                117,764           117,764
    Income tax receivable                                                 87,000            69,972
    Prepaid expenses and other assets                                    449,385           416,603
                                                                    ------------      ------------
              Total current assets                                     5,232,858         5,192,029

PROPERTY AND EQUIPMENT, net                                            7,965,699         7,307,558

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                            14,057,688        13,851,348
    Deferred charges and other assets                                    215,793           173,657
    Notes receivable - related party, net of current portion               3,000           176,136
    Deferred tax asset                                                   473,969           473,969
                                                                    ------------      ------------
              Total assets                                          $ 27,949,007      $ 27,174,697
                                                                    ============      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $  3,602,239      $  3,107,121
    Current maturities of long-term debt                                 161,936           170,105
    Current maturities of capital lease obligations                        1,600                --
                                                                    ------------      ------------
              Total current liabilities                                3,765,775         3,277,226

LONG TERM LIABILITIES:
    Long-term debt, net of current maturities                          6,771,157         6,543,640
    Deferred income taxes                                                415,868           415,868
    Capital lease obligations, net of current maturities                     339                --
    Other long-term obligations                                           91,257           124,027
                                                                    ------------      ------------
              Total liabilities                                       11,044,396        10,360,761
                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                           --                --
    Common Stock, no par value, 20,000,000 shares
       authorized; 6,131,814 and 6,026,688, shares issued and
       outstanding at December 31, 1999 and September 30, 2000,
       respectively                                                   16,968,454        16,855,661
    Accumulated deficit                                                  (63,843)          (41,725)
                                                                    ------------      ------------
              Total shareholders' equity                              16,904,611        16,813,936
                                                                    ------------      ------------

              Total liabilities and shareholders' equity            $ 27,949,007      $ 27,174,697
                                                                    ============      ============


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Quarters Ended                 Nine Months Ended
                                                              September 30,                    September 30,
                                                     -----------------------------     -----------------------------
                                                         1999             2000            1999              2000
                                                     ------------     ------------     ------------     ------------
NET REVENUE                                          $  7,406,488     $  6,998,659     $ 21,595,750     $ 22,611,450

DIRECT EXPENSES:
    Clinical salaries and benefits                      2,864,842        3,021,970        8,296,258        9,110,784
    Dental supplies                                       493,912          420,932        1,296,712        1,432,342
    Laboratory fees                                       697,036          597,524        2,093,271        2,055,588
    Occupancy                                             823,869          824,224        2,253,177        2,439,037
    Advertising and marketing                             114,812           86,579          343,048          246,157
    Depreciation and amortization                         496,233          609,404        1,348,959        1,788,612
    General and administrative                            792,243          681,179        2,192,116        2,220,193
                                                     ------------     ------------     ------------     ------------
                                                        6,282,947        6,241,812       17,823,541       19,292,713
                                                     ------------     ------------     ------------     ------------
    Contribution from dental offices                    1,123,541          756,847        3,772,209        3,318,737

CORPORATE EXPENSES:
    General and administrative                            959,018          784,693        2,915,756        2,560,441
    Depreciation and amortization                          66,543           83,825          190,448          250,327
                                                     ------------     ------------     ------------     ------------
    Operating income (loss)                                97,980         (111,671)         666,005          507,969

    Interest expense, net                                (137,736)        (153,954)        (327,105)        (468,823)
                                                     ------------     ------------     ------------     ------------
    Income (loss) before income taxes                     (39,756)        (265,625)         338,900           39,146
    Income tax benefit (expense)                           14,812           96,690         (126,427)         (17,028)
                                                     ------------     ------------     ------------     ------------

    Net income (loss)                                $    (24,944)    $   (168,935)    $    212,473     $     22,118
                                                     ============     ============     ============     ============

Net income (loss) per share of Common Stock:
    Basic                                            $       (.00)    $       (.03)    $        .03     $        .00
                                                     ============     ============     ============     ============
    Diluted                                          $       (.00)    $       (.03)    $        .03     $        .00
                                                     ============     ============     ============     ============


Weighted average number of shares of Common stock
  and dilutive securities:
    Basic                                               6,139,591        6,089,542        6,260,453        6,117,099
                                                     ============     ============     ============     ============
    Diluted                                             6,139,591        6,089,542        6,318,773        6,123,379
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                      Common Stock                                  Total                Deficit
                                              -----------------------------     Accumulated      Shareholders'
                                                 Shares           Amount          Deficit           Equity
                                              ------------     ------------     ------------     -------------
BALANCES, December 31, 1999                      6,131,814     $ 16,968,454     $    (63,843)    $ 16,904,611
   Purchase and retirement of Common Stock        (105,126)        (112,793)              --         (112,793)
   Net Income                                           --               --           22,118           22,118
                                              ------------     ------------     ------------     ------------
BALANCES, September 30, 2000                     6,026,688     $ 16,855,661     $    (41,725)    $ 16,813,936
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                               ---------------------------
                                                                                   1999            2000
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $   212,473     $    22,118
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                          1,539,407       2,038,939
          Provision for doubtful accounts                                           52,104          18,182
       Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                   (1,170,471)        138,012
          Prepaid expense, income tax receivable and other assets                 (393,960)         91,946
          Accounts payable and accrued expenses                                  1,358,731        (495,118)
          Other long-term obligations                                                   --          32,770
                                                                               -----------     -----------
    Net cash provided by operating activities                                    1,598,284       1,846,849
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                             (43,622)       (116,739)
    Capital expenditures                                                        (1,673,530)       (590,605)
    Development of new dental offices                                           (1,178,393)       (321,934)
    Acquisition of dental offices                                                 (718,356)       (222,311)
                                                                               -----------     -----------
    Net cash used in investing activities                                       (3,613,901)     (1,251,589)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of Common Stock from options exercised                   12,132              --
    Net borrowings (repayments) - line of credit                                 4,010,000        (257,000)
    Repayment of long-term debt                                                   (197,465)       (128,139)
    Purchase and retirement of Common Stock                                     (1,638,416)       (112,793)
                                                                               -----------     -----------
    Net cash provided by (used in) financing activities                          2,186,251        (497,932)
                                                                               -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          170,634          97,328
CASH AND CASH EQUIVALENTS, beginning of period                                   2,169,687         806,954
                                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                       $ 2,340,321     $   904,282
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 --------------------
                                                                   1999        2000
                                                                 --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                  $334,038    $478,674
                                                                 ========    ========
       Cash paid during the period for income taxes              $ 87,000    $     --
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Common Stock issued for:
          Acquisition of dental offices                          $ 35,000    $     --
                                                                 ========    ========
          Profit Sharing Plan                                    $ 28,000    $     --
                                                                 ========    ========

       Liabilities assumed or incurred through acquisitions:
          Accounts payable and accrued liabilities               $ 59,596    $     --
                                                                 ========    ========

       Accounts receivable net, acquired through acquisitions    $ 40,000    $     --
                                                                 ========    ========

       Other assets acquired through acquisitions                $ 30,000    $     --
                                                                 ========    ========



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                               Quarter Ended September 30,
                                                          ----------------------------------------------------------------------
                                                                         1999                               2000
                                                          ---------------------------------  -----------------------------------
                                                                                  Per Share                            Per Share
                                                           (Loss)        Shares    Amount      (Loss)       Shares      Amount
                                                          --------     ---------  ---------  ---------     ---------   ---------
Basic EPS:
   Net loss available to
     shares of Common Stock                               $(24,944)    6,139,591   $ (.00)   $(168,935)    6,089,542    $ (.03)
                                                          ========     =========   ======    =========     =========    ======

Diluted EPS:
   Net loss available to
      shares of Common Stock                              $(24,944)    6,139,591   $ (.00)   $(168,935)    6,089,542    $ (.03)
                                                          ========     =========   ======    =========     =========    ======

                                                                             Nine Months Ended September 30,
                                                          ----------------------------------------------------------------------
                                                                         1999                               2000
                                                          ---------------------------------  -----------------------------------
                                                                                  Per Share                            Per Share
                                                           Income        Shares    Amount      Income       Shares      Amount
                                                          --------     ---------  ---------  ---------     ---------   ---------
Basic EPS:
   Net income available to
      shares of Common Stock                              $212,473     6,260,453   $ .03     $ 22,118      6,117,099     $ .00

   Effect of dilutive shares of
      Common Stock from stock
      options and warrants                                      --        58,320      --           --          6,280        --
                                                          --------     ---------   -----     --------      ---------     -----

Diluted EPS:
   Net income available to
      shares of Common Stock                              $212,473     6,318,773   $ .03     $ 22,118      6,123,379     $ .00
                                                          ========     =========   =====     ========      =========     =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 1999 and 2000 relates to the effect of 58,320, and 6,280, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings for the quarters ended September 30, 1999 and 2000 since they were anti-dilutive as a result of the Company's net loss for the affected periods.

(3) LINE OF CREDIT

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At September 30, 2000, the Company had approximately $1.5 million available and $6.3 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; limits the Company's annual capital expenditures beginning with calendar year 2001 and requires the Company to maintain certain financial ratios on an ongoing basis. The Company is in compliance with all covenants and financial ratios as of September 30, 2000.

(4) ACQUISITIONS AND DE NOVOS

On March 20, 2000, the Company opened a de novo office in Goodyear, Arizona, a suburb of Phoenix. The Company also acquired the remaining 50% interest in an existing Office during March 2000. The consideration consisted of $53,270 payable in cash and a $54,000 note payable with a term of 60 months and an interest rate of 8.0%. On July 1, 2000, the Company acquired the remaining 50% interest in an existing Office. The consideration consisted of $141,670 payable in cash and a $135,000 note payable with a term of 60 months and an interest rate of 8.0%.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the FASB issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137") "Accounting for Derivative Instruments and

Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after September 15, 2000. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS No. 133 will have no impact to the Company.

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

(6) LEGAL PROCEEDINGS

On August 15, 2000, the Company received a notice of claims against the Company's President, Mark A. Birner, D.D.S., from the Colorado Board of Dental Examiners (the "Board"). In the notice, the Board alleges violations of Colorado dental law by Dr. Birner as a result of alleged practices by the Company. Among other things, the Board claims that the Company uses hygiene assistants to perform scaling, which is a task to be performed by a hygienist or dentist, and that the Company engages in billing improprieties. The Board seeks relief as is permitted by law, which can include actions ranging from revocation or suspension of Dr. Birner's dental license, to reprimand or censure. A hearing with an administrative law judge has been scheduled for mid-December 2000. The Company believes that the bringing of these claims is unjustified and intends to vigorously defend Dr. Birner and the Company's practices. Through September 30, 2000, the Company has incurred incremental defense related expenditures of approximately $84,000, some of which may not be covered by applicable insurance coverage. The Company believes that this proceeding will not have an on-going material adverse impact on the Company's operations or financial position.

(7) SUBSEQUENT EVENTS

On October 16, 2000, the Company opened a de novo office in Mesa, Arizona, a suburb of Phoenix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q ("Quarterly Report") of Birner Dental Management Services, Inc. (the "Company") which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Part II, Item 1., "Legal Proceedings", regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends, cash outlays for income taxes and outcome of pending legal proceedings.

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

GENERAL

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 1999 and 2000. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

OVERVIEW

The Company was formed in May 1995, and as of September 30, 2000 managed 55 Offices in Colorado, New Mexico and Arizona staffed by 80 general dentists and 11 specialists. The Company has acquired 42 Offices (four of which were consolidated into existing Offices) and opened 17 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing and new markets by enhancing the operating performance of its existing Offices, by developing de novo Offices and by acquiring solo and group dental practices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1995 through September 30, 2000, including the number of de novo Offices and acquired Offices in each such period.

                                        1995(1)        1996        1997         1998         1999         2000
                                        -------        ----        ----         ----         ----         ----
Offices at beginning of the period         0             4           18           34           49           54
De novo Offices                            0             5            1            5            5            1
Acquired Offices                           4            12           15           10            1            0
Consolidation of Offices                   0            (3)           0            0           (1)           0
                                        -------        ----        ----         ----         ----         ----
Offices at end of the period               4            18           34           49           54           55
                                        =======        ====        ====         =====        ====         ====

----------------
(1) From October 1, 1995 through December 31, 1995.

The combined purchase amounts for the four practices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $412,000, $4.3 million, $5.4 million, $6.0 million, and $760,000 respectively. The average initial investment by the Company in each of its 17 de novo Offices has been approximately $180,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The 11 de novo Offices opened between January 1996 and December 1998 began generating positive contribution from dental offices, on average, within six months of opening. Four of the six de novo Offices opened in 1999 and the first quarter of 2000 began generating positive contribution from dental offices, on average, within four months of opening. The Company's two remaining de novo Offices, which have been open an average of 14 months, have not generated positive contribution from dental offices as of the date of this Quarterly Report.

At September 30, 2000, the Company's total assets of $27.2 million included $13.8 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of $16.8 million and a tangible net worth of $3.0 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

RESULTS OF OPERATIONS

The expansion of the Company's business is a result of acquiring Offices and the development of de novo Offices. Due to the Company's limited period of affiliation with certain of these acquired and developed Offices, the period-to-period comparisons set forth below may not be representative of future operating results.

For the three months ended September 30, 2000, Revenue decreased to $9.9 million from $10.1 million for the three months ended September 30, 1999, a decrease of $185,000 or 1.8%. Revenue at the 52 Offices in existence during both full periods decreased to $9.4 million in 2000 from $9.9 million in 1999, a decrease of $548,000 or 5.5%. This decrease was somewhat offset by an increase in Revenue of $363,000 attributable to the 3 Offices that were opened during the period from July 1, 1999 to June 30, 2000.

For the nine months ended September 30, 2000, Revenue increased to $31.6 million from $29.1 million for the nine months ended September 30, 1999, an increase of $2.6 million or 8.8%. The Company opened one de novo Office during the period from January 1, 2000 to September 30, 2000 which, in the aggregate, accounted for $275,000 of the $2.6 million increase. Revenue at the 48 Offices in existence during both full periods increased to $28.5 million in 2000 from $27.7 million in 1999, an increase of $769,000, or 2.8%. The remaining $1.5 million of the increase in Revenue was attributable to the 6 Offices that were acquired or opened during the period from January 1, 1999 to December 31, 1999.

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

                                                 Quarter Ended September 30,     Nine Months Ended September 30,
                                                 ---------------------------     -------------------------------
                                                     1999            2000            1999              2000
                                                    -------        -------         -------            -------
NET REVENUE                                         100.0 %        100.0 %         100.0 %            100.0 %
DIRECT EXPENSES:
     Clinical salaries and benefits                  38.7 %         43.2 %          38.4 %             40.3 %
     Dental supplies                                  6.6 %          6.0 %           6.0 %              6.3 %
     Laboratory fees                                  9.4 %          8.6 %           9.7 %              9.1 %
     Occupancy                                       11.1 %         11.8 %          10.4 %             10.8 %
     Advertising and marketing                        1.5 %          1.2 %           1.6 %              1.1 %
     Depreciation and amortization                    6.7 %          8.7 %           6.2 %              7.9 %
     General and administrative                      10.7 %          9.7 %          10.2 %              9.8 %
                                                    -------        -------         -------            -------
                                                     84.7 %         89.2 %          82.5 %             85.3 %
                                                    -------        -------         -------            -------

Contribution from dental offices                     15.3 %         10.8 %          17.5 %             14.7 %

CORPORATE EXPENSES:
     General and administrative                      13.0 %         11.2 %          13.5 %             11.3 %
     Depreciation and amortization                    0.9 %          1.2 %           0.9 %              1.1 %
                                                    -------        -------         -------            -------
Operating income (loss)                               1.4 %         (1.6)%           3.1 %              2.3 %
Interest expense, net                                (1.9)%         (2.2)%          (1.5)%             (2.1)%
                                                    -------        -------         -------            -------
Income (loss) before income taxes                    (0.5)%         (3.8)%           1.6 %              0.2 %
Income tax benefit (expense)                          0.2 %          1.4 %          (0.6)%             (0.1)%
                                                    -------        -------         -------            -------
Net income (loss)                                    (0.3)%         (2.4)%           1.0 %              0.1 %
                                                    =======        =======         =======            =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999:

Net revenue. For the three months ended September 30, 2000 net revenue decreased to $7.0 million compared to $7.4 million for the three months ended September 30, 1999, a decrease of approximately $408,000, or 5.5%. Net revenue at the 52 Offices managed by the Company which were in existence for both third quarter periods decreased to $6.6 million for the third quarter of 2000 compared to $7.3 million for the third quarter of 1999, a decrease of approximately $675,000, or 9.3%. This decrease was somewhat offset by an increase in net revenue of $267,000 attributable to the 3 Offices that were opened during the period from July 1, 1999 to June 30, 2000. The Company expected an increase in net revenue for the quarter ended September 30, 2000 when compared to the corresponding period in 1999. The revenue shortfall in the 2000 period was a direct result of the fallout from the allegations against the Company's President, Mark Birner D.D.S. by the Colorado Board of Dental Examiners, which was announced on August 15, 2000. The allegations resulted in lost revenue during the third quarter of 2000 in the following areas; 1) the temporary suspension of one of the Company's managed care contracts; 2) the one half day closure of all Colorado offices to explain the allegations to employees; 3) negative media publicity and; 4) employee morale issues and a slow down in dentist and other personnel recruitment. While quantifying the lost revenue from the events discussed above is difficult, the Company believes that third quarter 2000 lost revenue was approximately $650,000. The majority of the lost revenue, approximately $450,000, came from the temporary suspension of one managed care contract. This temporary suspension was based solely on the allegations against Mark Birner D.D.S. The Company immediately appealed this suspension, and the appeal was heard by the managed care company's national review committee. After hearing the facts related to the allegations the national review committee overturned the suspension and the Company was reinstated beginning October 2000.

Clinical salaries and benefits. For the three months ended September 30, 2000 clinical salaries and benefits increased to $3.0 million compared to $2.9 million for the three months ended September 30, 1999, an increase of $157,000 or 5.5%. This increase was primarily due to the increased number of Offices open during the 2000 period and the corresponding addition of non-dental personnel as well as the Company's annual compensation increase which, took effect on July 1, 2000. As a percentage of net revenue, clinical salaries and benefits increased to 43.2% for the three months ended September 30, 2000 compared to 38.7% for the three months ended September 30, 1999. This increase as a percentage of net revenue was primarily due to the decrease in net revenue due to the allegations and related issues discussed above under Net Revenue.

Dental supplies. For the three months ended September 30, 2000 dental supplies decreased to $421,000 compared to $494,000 for the three months ended September 30, 1999, a decrease of $73,000 or 14.8%. This decrease was primarily due to lower patient traffic which was directly related to the allegations and related issues discussed above under Net Revenue. As a percentage of net revenue, dental supplies decreased to 6.0% for the three months ended September 30, 2000 compared to 6.6% for the three months ended September 30, 1999.

Laboratory fees. For the three months ended September 30, 2000 laboratory fees decreased to $598,000 compared to $697,000 for the three months ended September 30, 1999, a decrease of $99,000 or 14.3%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. In addition, this decrease was also due to lower patient traffic which was directly related to the allegations and related issues discussed above under Net Revenue. As a percentage of net revenue, laboratory fees decreased to 8.6% for the three months ended September 30, 2000 compared to 9.4% for the three months September 30, 1999.

Occupancy. For the three months ended September 30, 2000 occupancy expense remained constant at approximately $824,000. Incremental occupancy expenditures related to the increased number of Offices open during the 2000 period in addition to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 1999 period was offset by a reduction in the Company's other occupancy costs
 . As a percentage of net revenue, occupancy expense increased to 11.8% for the three months ended September 30, 2000 compared to 11.1% for the three months ended September 30, 1999.

Advertising and marketing. For the three months ended September 30, 2000 advertising and marketing decreased to $87,000 compared to $115,000 for the three months ended September 30, 1999, a decrease of $28,000 or 24.6%. As a percentage of net revenue, advertising and marketing decreased to 1.2% for the three months ended September 30, 2000 compared to 1.5% for the three months ended September 30, 1999.

Depreciation and amortization. For the three months ended September 30, 2000 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $609,000 compared to $496,000 for the three months ended September 30, 1999, an increase of $113,000 or 22.8%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's growth in terms of number of Offices, upgrades to existing Offices and addition of equipment to older Offices. As a percentage of net revenue, depreciation and amortization increased to 8.7% for the three months ended September 30, 2000 compared to 6.7% for the three months ended September 30, 1999. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and the addition of equipment to older Offices as well as the decrease in net revenue due to the allegations and related issues discussed above under Net Revenue.

General and administrative. For the three months ended September 30, 2000 general and administrative, which is attributable to the Offices, decreased to $681,000 compared to $792,000 for the three months ended September 30, 1999, a decrease of approximately $111,000 or 14.0%. As a percentage of net revenue, general and administrative expenses decreased to 9.7% for the three months ended September 30, 2000 compared to 10.7% during the three months ended September 30, 1999.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $757,000 for the three months ended September 30, 2000 compared to $1.1 million for the three months ended September 30, 1999, a decrease of $367,000 or 32.6%. As a percentage of net revenue, contribution from dental offices decreased to 10.8% for the three months ended September 30, 2000 compared to 15.3% for the three months ended September 30, 1999

Corporate expenses - general and administrative. For the three months ended September 30, 2000 corporate expenses - general and administrative decreased to $785,000 compared to $959,000 for the three months ended September 30, 1999, a decrease of $174,000 or 18.2%. This decrease was primarily due to cost containment efforts started by the Company in early 2000. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.2% for the three months ended September 30, 2000 compared to 13.0% during the three months ended September 30, 1999.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2000 corporate expenses - depreciation and amortization increased to $84,000 compared to $67,000 for the three months ended September 30, 1999, an increase of $17,000 or 26.0%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage the needs of each Office. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 1.2% for the three months ended September 30, 2000 compared to 0.9% during the three months ended September 30, 1999.

Operating income (loss). As a result of the above, the Company incurred an operating loss of $(112,000) for the three months ended September 30, 2000 compared to operating income of $98,000 for the three months ended September 30, 1999, a decrease of $210,000.

Interest expense, net. For the three months ended September 30, 2000 interest expense increased to $154,000 compared to $138,000 for the three months ended September 30, 1999, an increase of $16,000 or 11.8%. This increase in interest expense is attributable to a higher average interest rate. As a percentage of net revenue, interest expense increased to 2.2% for the three months ended September 30, 2000 compared to 1.9% for the three months ended September 30, 1999.

Net income (loss). As a result of the above, the Company's net loss increased to $(169,000) for the three months ended September 30, 2000 compared to a net loss of $(25,000) for the three months ended September 30, 1999. Net loss for the three months ended September 30, 2000 was enhanced by an income tax benefit of $97,000. Net loss for the three months ended September 30, 1999 was enhanced by an income tax benefit of $15,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999:

Net revenue. For the nine months ended September 30, 2000 net revenue increased to $22.6 million compared to $21.6 million for the nine months ended September 30, 1999, an increase of approximately $1.0 million, or 4.7%. For the nine months ended September 30, 2000, net revenue at the six de novo Offices and one acquired Office which opened between January 1, 1999 and September 30, 2000 increased to $2.2 million compared to $887,000 for the nine months ended September 30, 1999, an increase of $1.3 million or 144.8%. This increase was partially offset by a decrease in net revenue at the 48 Offices managed by the Company, which were in existence for both first nine month periods. Net revenue at these Offices decreased to $20.4 million for the first nine months of 2000 compared to $20.7 million for the first nine months of 1999, a decrease of $268,000, or 1.3%. For the nine months ended September 30, 2000, the Company expected a larger increase in total net revenue as well as an increase in net revenue at the 48 Offices which were in existence for both first nine month periods. The revenue shortfall in the 2000 period was a direct result of the fallout from the allegations against the Company's President, Mark Birner D.D.S. by the Colorado Board of Dental Examiners, which was announced on August 15, 2000. The allegations resulted in lost revenue during the nine month period ended September 30, 2000 in the following areas; 1) the temporary suspension of one of the Company's managed care contracts; 2) the one half day closure of all Colorado offices to explain the allegations to employees; 3) negative media publicity and; 4) employee morale issues and a slow down in dentist and other personnel recruitment. While quantifying the lost revenue from the events discussed above is difficult, the Company believes that lost revenue for the nine month period ended September 30, 2000 was approximately $650,000. The majority of the lost revenue, approximately $450,000, came from the temporary suspension of one managed care contract. This temporary suspension was based solely on the allegations against Mark Birner D.D.S. The Company immediately appealed this suspension, and the appeal was heard by the managed care company's national review committee. After hearing the facts related to the allegations the national review committee overturned the suspension and the Company was reinstated beginning October 2000.

Clinical salaries and benefits. For the nine months ended September 30, 2000 clinical salaries and benefits increased to $9.1 million compared to $8.3 million for the nine months ended September 30, 1999, an increase of $815,000 or 9.8%. This increase was due primarily to the increased number of Offices during the 2000 period and the corresponding addition of non-dental personnel. As a percentage of net revenue, clinical salaries and benefits increased to 40.3% for the nine months ended September 30, 2000 compared to 38.4% for the nine months ended September 30, 1999.

Dental supplies. For the nine months ended September 30, 2000 dental supplies increased to $1.4 million compared to $1.3 million for the nine months ended September 30, 1999, an increase of $136,000 or 10.5%. This increase was primarily due to the incremental dental supply expenditures related to the increased number of Offices open during the 2000 period. As a percentage of net revenue, dental supplies increased to 6.3% for the nine months ended September 30, 2000 compared to 6.0% for the nine months ended September 30, 1999.

Laboratory fees. For the nine months ended September 30, 2000 laboratory fees remained relatively constant at $2.1 million when compared to the corresponding period in 1999. An increase in the incremental expenditures related to the additional Offices open during the 2000 period was offset by the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 9.1% for the nine months ended September 30, 2000 compared to 9.7% for the nine months September 30, 1999

Occupancy. For the nine months ended September 30, 2000 occupancy expense increased to $2.4 million compared to $2.2 million for the nine months ended September 30, 1999, an increase of $186,000 or 8.2%. This increase was primarily due to the incremental occupancy expenditures related to the increased number of Offices open during the 2000 period in addition to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 1999 period. As a percentage of net revenue, occupancy expense increased to 10.8% for the nine months ended September 30, 2000 compared to 10.4% for the nine months ended September 30, 1999.

Advertising and marketing. For the nine months ended September 30, 2000 advertising and marketing decreased to $246,000 compared to $343,000 for the nine months ended September 30, 1999, a decrease of $97,000 or 28.2%. As a percentage of net revenue, advertising and marketing decreased to 1.1% for the nine months ended September 30, 2000 compared to 1.6% for the nine months ended September 30, 1999.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $1.8 million for the nine months ended September 30, 2000 compared to $1.4 million for the nine months ended September 30, 1999, an increase of $440,000 or 32.6%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's growth in terms of number of Offices, upgrades to existing Offices and addition of equipment to older Offices. As a percentage of net revenue, depreciation and amortization increased to 7.9% for the nine months ended September 30, 2000 compared to 6.2% for the nine months ended September 30, 1999. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and the addition of equipment to older Offices as well as the decrease in net revenue due to the allegations and related issues discussed above under Net Revenue.

General and administrative. For the nine months ended September 30, 2000 general and administrative, which is attributable to the Offices, remained relatively constant at $2.2 million when compared to the corresponding period in 1999. As a percentage of net revenue, general and administrative expenses decreased to 9.8% for the nine months ended September 30, 2000 compared to 10.2% for the nine months ended September 30, 1999.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $3.3 million for the nine months ended September 30, 2000 compared to $3.8 million for the nine months ended September 30, 1999, a decrease of $453,000 or 12.0%. As a percentage of net revenue, contribution from dental offices decreased to 14.7% for the nine months ended September 30, 2000 compared to 17.5% for the nine months ended September 30, 1999.

Corporate expenses - general and administrative. For the nine months ended September 30, 2000 corporate expenses - general and administrative decreased to $2.6 million compared to $2.9 million for the nine months ended September 30, 1999, a decrease of $355,000 or 12.2%. This decrease was primarily due to cost containment efforts started by the Company in early 2000. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.3% for the nine months ended September 30, 2000 compared to 13.5% for the nine months ended September 30, 1999.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2000 corporate expenses - depreciation and amortization increased to $250,000 compared to $190,000 for the nine months ended September 30, 1999, an increase of $60,000 or 31.4%. This increase was a result of the Company's expansion of its corporate infrastructure, primarily investments in computer equipment to manage the needs of each Office. As a percentage of net revenue, corporate expenses - depreciation and amortization increased to 1.1% for the nine months ended September 30, 2000 compared to 0.9% for the nine months ended September 30, 1999.

Operating income. As a result of the above, operating income decreased to $508,000 for the nine months ended September 30, 2000 compared to $666,000 for the nine months ended September 30, 1999, a decrease of $158,000 or 23.7%. As a percentage of net revenue, operating income decreased to 2.3% for the nine months ended September 30, 2000 compared to 3.1% for the nine months ended September 30, 1999.

Interest expense, net. For the nine months ended September 30, 2000 interest expense increased to $469,000 compared to $327,000 for the nine months ended September 30, 1999, an increase of $142,000 or 43.3%. This increase in interest expense is attributable to an increase in the average debt outstanding during the 2000 period as well as a higher average interest rate. As a percentage of net revenue, interest expense increased to 2.1% for the nine months ended September 30, 2000 compared to 1.5% for the nine months ended September 30, 1999.

Net income (loss). As a result of the above, net income decreased to $22,000 for the nine months ended September 30, 2000 compared to net income of $212,000 for the nine months ended September 30, 1999, a decrease of $190,000. Net income for the nine months ended September 30, 2000 was net of income taxes of $17,000 while net income for the nine months ended September 30, 1999 was net of income taxes of $126,000. As a percentage of net revenue, net income decreased to 0.1% for the nine months ended September 30, 2000 compared to 1.0% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $1.6 million and $1.8 million for the nine months ended September 30, 1999 and 2000, respectively. During the 2000 period, excluding net income and after adding back non-cash items, the Company's cash used in operating activities consisted primarily of a decrease in accounts payable and accrued expenses of approximately $495,000 partially offset by a decrease in accounts receivable of approximately $138,000; a decrease in prepaid expense, income tax receivable and other assets of approximately $92,000 and a decrease in other long-term obligations of approximately $33,000. Net cash used in operating activities during the 1999 period, excluding net income and after adding back non-cash items, consisted primarily of an increase in accounts receivable of approximately $1.2 million and an increase in prepaid expenses and other assets of approximately $394,000 partially offset by an increase in accounts payable and accrued expenses of approximately $1.4 million. During the nine months ended September 30, 2000, net income contributed approximately $22,000 to net cash provided by operating activities for the period compared to approximately $212,000 for the corresponding period in 1999.

Net cash used in investing activities was approximately $3.6 million and $1.3 million for the nine months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 2000, approximately $222,000 was utilized for acquisitions and approximately $913,000 was invested in the purchase of additional property and equipment including approximately $322,000 for the development of de novo offices and approximately $117,000 was related to the issuance of notes receivable to related parties. During the nine month period ended September 30, 1999, approximately $718,000 was utilized for acquisitions and approximately $2.9 million was invested in the purchase of additional property and equipment, including approximately $1.2 million for the development of de novo Offices and approximately $44,000 was related to the issuance of notes receivable to related parties.

Net cash provided by financing activities was approximately $2.2 million for the nine months ended September 30, 1999 and net cash used in financing activities was approximately $498,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, net cash used in financing activities was comprised of approximately $257,000 used to reduce the amount outstanding on the Company's bank line of credit, approximately $128,000 for the repayment of long-term debt and approximately $113,000 for the purchase and retirement of Common Stock. During the nine months ended September 30, 1999, net cash provided by financing activities was comprised of approximately $12,000 for the issuance of Common Stock from the exercise of options and net borrowings under the Company's line of credit of approximately $4.0 million both of which were partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $197,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At September 30, 2000, the Company had approximately $1.5 million available and $6.3 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; limits the Company's annual capital expenditures beginning with calendar year 2001 and requires the Company to maintain certain financial ratios on an ongoing basis.

At September 30, 2000, the Company had outstanding indebtedness of approximately $395,750 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 14.0%. The Company's material commitments for capital expenditures total approximately $50,000 for one de novo Office development. The Company anticipates that the required capital for this de novo development will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of September 30, 2000 was approximately $42,000, and the Company had working capital on that date of approximately $1.9 million.

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 300,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 600,000 shares. During 1998 the Company, in 11 separate transactions, purchased approximately 60,000 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $3.63 to $4.81 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 535,000 shares of Common Stock for total consideration of $1.6 million at prices ranging from $2.81 to $3.75 per share. On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During the first nine months of 2000, the Company, in 18 separate transactions, purchased approximately 105,000 shares of Common Stock for total consideration of approximately $112,800 at prices ranging from $0.95 to $1.67 per share. At September 30, 2000, approximately $42,300 remains available under this Board of Directors approved program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of September 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At September 30, 2000, approximately $5.8 million was outstanding under the LIBOR option with an interest rate of 8.94% (LIBOR plus 2.25%) and approximately $818,000 was outstanding with an interest rate of 10.5% (prime plus 1.0%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 0.5% increase in the Company's interest rate would result in additional interest expense of approximately $26,000 for the nine months ended September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

On August 15, 2000, the Company received a notice of claims against the Company's President, Mark A. Birner, D.D.S., from the Colorado Board of Dental Examiners (the "Board"). In the notice, the Board alleges violations of Colorado dental law by Dr. Birner as a result of alleged practices by the Company. Among other things, the Board claims that the Company uses hygiene assistants to perform scaling, which is a task to be performed by a hygienist or dentist, and that the Company engages in billing improprieties. The Board seeks relief as is permitted by law, which can include actions ranging from revocation or suspension of Dr. Birner's dental license, to reprimand or censure. A hearing with an administrative law judge has been scheduled for mid-December 2000. The Company believes that the bringing of these claims is unjustified and intends to vigorously defend Dr. Birner and the Company's practices. Through September 30, 2000, the Company has incurred incremental defense related expenditures of approximately $84,000, some of which may not be covered by applicable insurance coverage. The Company believes that this proceeding will not have an on-going material adverse impact on the Company's operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 EXHIBIT
 NUMBER       DESCRIPTION OF DOCUMENT
 -------      -----------------------
  10.37       Eighth Amendment to Loan Document dated September 29, 2000 between the Registrant and Key Bank of
              Colorado.
  27.1        Financial Data Schedule.

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                        ----------------------------------------
                                        a Colorado corporation

Date:  November 13, 2000                By:  /s/ Frederic W.J. Birner
                                           -------------------------------------
                                        Name:  Frederic W.J. Birner
                                        Title: Chairman of the Board, Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)

Date:  November 13, 2000                By:  /s/ Dennis N. Genty
                                           -------------------------------------
                                        Name:  Dennis N. Genty
                                        Title: Chief Financial Officer,
                                               Secretary, Treasurer and Director
                                               (Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER       DESCRIPTION OF DOCUMENT
 -------      -----------------------
  10.37       Eighth Amendment to Loan Document dated September 29, 2000 between the Registrant and Key Bank of
              Colorado.
  27.1        Financial Data Schedule.