Form 10-K
period 2000-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2001-03-29
CIK 948072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended  December 31, 2000
                                  ----------------------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------  ----------------------

                         Commission file number 0-23367
                                                -------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 COLORADO                                     84-1307044
------------------------------------------------          -------------------
(State or other jurisdiction of incorporation or             (IRS Employer
               organization)                              Identification No.)

  3801 EAST FLORIDA AVENUE, SUITE 508
           DENVER, COLORADO                                      80210
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)

                  Registrant's telephone number: (303) 691-0680
                                                ---------------

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
             None.                                None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held as of March 14, 2001 by non-affiliates of the Registrant was $1,854,156. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 988,883 shares of voting stock are held by non-affiliates. As of March 14, 2001, the Registrant had 1,506,705 shares of its common stock, without par value ("Common Stock") outstanding.

On February 22, 2001 a special shareholder's meeting was held to consider a proposal to effect a reverse split of the issued and outstanding shares of the Registrant's Common Stock, whereby the Registrant would issue one new share of its Common Stock for between three and five shares of its presently outstanding stock. The proposal was approved by a majority of the shareholders. The Board of Directors in a meeting that same day determined that the ratio of the reverse stock split would be one-for-four and that the effective date for the reverse split would be February 26, 2001. Therefore, all shares, options, share prices, option prices and earnings per share calculations for all periods in this document have been restated to reflect the effect of the reverse stock split.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about June 7, 2001.

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

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents


  Part     Item(s)                                                                                                Page

I.        1. and 2.   Business and Properties                                                                       4
                          General                                                                                   4
                          Dental Services Industry                                                                  4
                          Operations                                                                                5
                          Existing Offices                                                                          6
                          Patient Services                                                                          7
                          Dental Practice Management Model                                                          7
                          Payor Mix                                                                                 9
                          The Company Dentist Philosophy                                                            9
                          Expansion Program                                                                        10
                          Affiliation Model                                                                        11
                          Competition                                                                              12
                          Government Regulation                                                                    13
                          Insurance                                                                                16
                          Trademark                                                                                16
                          Facilities and Employees                                                                 16
          3.          Legal Proceedings                                                                            16
          4.          Submission of Matters to a Vote of Security Holders                                          16
II.       5.          Market for Registrant's Common Equity and Related Stockholder Matters                        17
          6.          Selected Financial Data                                                                      18
          7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                   19
          7A.         Quantitative and Qualitative Disclosures About Market Risk                                   33
          8.          Financial Statements and Supplementary Data                                                  34
          9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                                   58
III.      10.         Directors and Executive Officers of the Registrant                                           58
          11.         Executive Compensation                                                                       58
          12.         Security Ownership of Certain Beneficial Owners and Management                               58
          13.         Certain Relationships and Related Transactions                                               58
IV.       14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             59

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.


GENERAL

The Company acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 42 dental practices ("Offices") in Colorado and eight Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company increasingly offers specialty dental services through affiliated specialists. The Company currently manages 56 Offices, of which 38 were acquired and 18 were developed internally ("de novo Offices").

DENTAL SERVICES INDUSTRY

According to the U.S. Health Care Financing Administration ("HCFA"), dental expenditures in the U.S. increased from $31.6 billion in 1990 to $56.6 billion in 1999. HCFA also projects that dental expenditures will reach approximately $93.1 billion by 2008, representing an increase of approximately 64.5% over 1999 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

OPERATIONS

LOCATION OF OFFICES











[MAP INSERTED HERE]

EXISTING OFFICES

As of the date of this Annual Report, the Company currently manages a total of 56 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:


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
   DENVER
      Perfect Teeth/64th and Ward             12650 West 64th Avenue, Unit J           January 1996*
      Perfect Teeth/88th and Wadsworth        8749 Wadsworth Boulevard                 September 1997       1,2,3,4
      Perfect Teeth/Arapahoe                  7600 East Arapahoe Road, #311            October 1995            1
      Perfect Teeth/Bowmar                    5151 South Federal Boulevard, #G-2       October 1995            1
      Perfect Teeth/Buckley and Quincy        4321 South Buckley Road                  September 1997          1
      Perfect Teeth/Central Denver            1633 Fillmore Street, Suite 200          May 1996                1
      Perfect Teeth/East 104th Avenue         2200 East 104th Avenue, #112             May 1996                1
      Perfect Teeth/East Cornell              12200 East Cornell Avenue, # E           August 1996
      Perfect Teeth/East Iliff                16723 East Iliff Avenue                  May 1997
      Glendale Dental Group                   4521 East Virginia Avenue                February 1999
      Perfect Teeth/Golden                    17211 South Golden Road, #100            June 28, 1999*          1
      Perfect Teeth/Green Mountain            13035 West Alameda Parkway               December 1998*
      Perfect Teeth/Highlands Ranch           9227 Lincoln Avenue, Suite 100           July 5, 1999*           1
      Perfect Teeth/Ken Caryl                 7660 South Pierce                        September 1997          1
      Perfect Teeth/Leetsdale                 7150 Leetsdale Drive, #110A              March 1996*
      Mississippi Dental Group                11175 East Mississippi Avenue, #110      September 1998
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
NEW MEXICO
   ALBUQUERQUE
       Perfect Teeth/Alice                    5909 Alice NE                               February 1998
       Perfect Teeth/Candelaria               6101 Candelaria NE                          April 1997
       Perfect Teeth/Cubero Drive             5900 Cubero Drive NE, Suite E               September 1998
       Perfect Teeth/Four Hills               13140-E Central Avenue, SE                  August 1997*            3
       Perfect Teeth/Fourth Street            5721 Fourth Street NW                       August 1997
       Perfect Teeth/Wyoming and Candelaria   8501 Candelaria NE, Suite D3                August 1997
    SANTA FE
       Perfect Teeth/Plaza Del Sol            720 St. Michael Drive, Suite O              May 1998*               3
    RIO RANCHO
       Perfect Teeth/Rio Rancho               4500 Arrowhead Ridge Drive                  July 5, 1999*           3
ARIZONA
    SCOTTSDALE
       Perfect Teeth/Bell Road and 64th       6345 East Bell Road, Suite 1                July 1998             1,3,5
         Street
       Perfect Teeth/Shea and 90th Street     9393 North 90th Street, Suite 207           September 1998
    PHOENIX
       Perfect Teeth/Thomas and 15th Avenue   3614 North 15th Avenue, Suite B             September 1998
    TEMPE
       Perfect Teeth/Elliot and McClintock    7650 S. McClintock Dr., #110                June 7, 1999*
    GOODYEAR
       Perfect Teeth/Palm Valley              14175 West Indian School Bypass Road, #B6   March 20, 2000*
     MESA
       Perfect Teeth/Power & McDowell         2733 North Power Road, Suite 101            October 16, 2000*

----------

(1)      Orthodontics
(2)      Periodontics
(3)      Oral Surgery
(4)      Pedodontics
(5)      Endodontics

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

Recruiting of Dentists. The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers both recently graduated dentists and more experienced dentists advantages over a solo or smaller group practice, including relief from the burden of administrative responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists affiliated with the Company also include a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, payment of professional membership fees and malpractice insurance. The Company's effort to recruit managing dentists is primarily focused on dentists with three or more years of practice experience. The Company typically recruits associate dentists graduating from residency programs. It has been the Company's experience, that many dentists in the early stages of their careers have incurred substantial student loans. As a result, they face significant financial constraints in starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry.

The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's professional training staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocol, and third-party payment arrangements. Employment with the Company begins with five days of formal training and, on an ongoing basis, the Company encourages these employees to attend continuing education seminars as a supplement to the Company's formalized training program. In addition, Company regional directors meet weekly with the Company's administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and the on-going meetings with employees have contributed to an improvement in the operations at its Offices.

Staffing Model. The Company's staffing model attempts to maximize Office profitability by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to four dentists, two to six dental assistants, one to three hygienists, one to two hygiene assistants and two to four front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of five regional directors in Colorado, one regional director in New Mexico and one regional director in Arizona. These regional directors, who are each responsible from four to 12 Offices, oversee operations, development of non-dental employees, recruiting and work to implement the Company's dental practice management model to maximize revenues and profitability.

Management Information Systems. All of the Offices have the same management information system, which allows the Company to receive uniform data that can be analyzed easily in order to measure and improve Office operating performance. As part of its acquisition integration process, the Company converts acquired Offices to its management information system as soon as practicable. The Company's current system enables it to maintain on-line contact with each of its Offices and allows the Company to monitor the Offices by obtaining real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections. The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve Office performance.

Advertising and Marketing. The Company seeks to increase patient volume at its Offices from time to time through television, radio, print advertising and other marketing techniques. The Company's advertising efforts are primarily aimed at increasing its fee-for-service business and emphasizes the high-quality care provided, as well as the timely, individualized attention received from the Company's affiliated dentists.

Quality Assurance. The Company has designed and implemented a quality assurance program for dental personnel, including a background check. Each affiliated dentist is a graduate of an accredited dental program, and most state licensing authorities require dentists to undergo annual training. The dentists and hygienists practicing at the Offices obtain a portion of their required continuing education through the Company's internal training programs.

Purchasing/Vendor Relationships. The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers, to reduce per unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. This system of centralized buying and distribution on an as-needed basis limits storage of unused inventory and supplies at the Offices.

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

During the years ended December 31, 1998, 1999, and 2000 the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 9.3%, 8.9% and 9.1%, respectively, CIGNA Dental Health was responsible for 9.3%, 7.8% and 5.9%, respectively and Delta Care was responsible for less than 1.0%, 5.0% and 8.6%, respectively.

The Company has successfully reduced the percentage of its business that came from managed dental care plans, from 51.4% of gross revenues in 1998 to 37.8% of gross revenues in 2000, and replaced that revenue stream with higher margin fee-for-service revenues. This higher margin fee-for-service revenue has predominately been business derived from preferred provider plans.

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

EXPANSION PROGRAM

OVERVIEW

Since its formation in May 1995, the Company has acquired 42 practices, including four practices that have been consolidated into existing Offices. Of those acquired practices (including the four practices consolidated with existing Offices), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been solo dental practices. The Company has developed 18 de novo Offices (the latest, Perfect Teeth/Power & McDowell opened in October 2000). During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff.

The following table sets forth the increase in the number of Offices managed by the Company from 1995 through December 31, 2000, including the number of de novo Offices and acquired Offices in each such year:


                                      1995(1)    1996       1997      1998      1999       2000
                                      ------    ------     ------    ------    ------     ------


Offices at beginning of the period         0         4         18        34        49         54
De novo Offices                            0         5          1         5         5          2
Acquired Offices                           4        12         15        10         1          0
Consolidation of Offices                   0        (3)         0         0        (1)         0
                                      ------    ------     ------    ------    ------     ------

Offices at end of the period               4        18         34        49        54         56
                                      ======    ======     ======    ======    ======     ======

(1)      From October 1, 1995 through December 31, 1995.

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

DE NOVO OFFICE DEVELOPMENTS

One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Six of the Company's eight Colorado Springs Offices, six of the Company's 34 Denver metro area Offices, two of the Company's seven Albuquerque Offices, the Office in Santa Fe, the Office in Tempe, the Office in Goodyear and the Office in Mesa were de novo developments. The Company generally locates de novo Offices in prime retail locations in areas where there is significant population growth. These locations provide high visibility for the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

The average investment by the Company in each of its 18 de novo Offices has been approximately $206,000, which includes the cost of equipment, leasehold improvements and working capital associated with the initial operations. The sixteen de novo Offices opened between January 1996 and December 1999 began generating positive contribution from dental offices, on average, within six months of opening. One of the two de novo Offices opened in 2000 began generating positive contribution from dental offices within four months of opening. The Company's other remaining de novo Office, which has been open for three months, has not generated positive contribution from the dental offices as of the date of this Annual Report. The Company expects this Office to become profitable during 2001.

RECENT ACQUISITIONS

COLORADO: During 2000, the Company acquired the remaining 50% interest in two existing Offices in Colorado. During 1999, the Company acquired one practice in the Denver market. In addition to this acquisition, the Company opened three de novo Offices in 1999, one in Colorado Springs and two in the Denver metropolitan area, which included Highlands Ranch and Golden.

NEW MEXICO: During 1999 the Company opened one de novo Office in Rio Rancho, a suburb of Albuquerque.

ARIZONA: In March 2000, the Company opened one de novo Office in Goodyear. In October 2000, the Company opened one de novo Office in Mesa. Both Goodyear and Mesa are suburbs of Phoenix. During 1999 the Company opened one de novo Office in Tempe, a suburb of Phoenix.

AFFILIATION MODEL

RELATIONSHIP WITH PROFESSIONAL CORPORATIONS (P.C.S)

Each Office is operated by a P.C., which are owned by one of nine different licensed dentists practicing within the Company's network. The Company has entered into agreements with owners of 52 of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or the director of the P.C.

One licensed dentist who owns a P.C. operating an Office in Colorado has entered into stock purchase, pledge and security agreements with the Company. Under this agreement, if certain events occur including the failure to perform the obligations under the employment agreement with the P.C., cessation of employment with the P.C. for any reason, death or insolvency or directly or indirectly causing the P.C. to breach its obligations under the Management Agreement, then the Company may cause the P.C. to redeem the dentist's ownership interest in the P.C. for an agreed price which is not considered to be material by the Company. Two of the three directors of this P.C. are nominees of the Company and the dentist has given the Company's Chief Executive Officer, Fred Birner an irrevocable proxy to vote his shares in the P.C.

In the remaining two Colorado P.C.s and one of the New Mexico P.C.s owned by licensed dentists, the Company has the right of first refusal to purchase 100% of the P.C.s shares and the right to elect one-half of the directors and vote one-half of the shares in such P.C.s.

MANAGEMENT AGREEMENTS WITH AFFILIATED OFFICES

The Company derives all of its revenue from its management agreements with the P.C.s (the "Management Agreements"). Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including
(i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees,
(viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) hiring of all dentists and dental hygienists, (ii) ensuring compliance with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Because the Company's financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office,
(ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office,
(v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

EMPLOYMENT AGREEMENTS

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with a P.C. The majority of such agreements can be terminated by either party without cause with two to seven days notice. The employment agreement for one of the managing dentists who is also a shareholder of a P.C. has a term of 20 years and can only be terminated by the employer P.C. upon the occurrence of certain events. If the employment of the managing dentist is terminated for any reason, the employer P.C. has the right to redeem the shares of the P.C. operating the Office held by the managing dentist. Such agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of patients and employees. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work. Specialists are compensated based upon a percentage of revenue or collections attributable to their work. The P.C. with whom the dentist has entered into an employment agreement pays the dentists' compensation and benefits.

COMPETITION

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Monarch Dental Corporation, American Dental Partners, Inc., and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may have greater financial resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company.

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

STATE REGULATION

The laws of many states, including Colorado and New Mexico, permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, limited liability company or limited liability partnership. These laws typically prohibit, either by specific provision or as a matter of general policy, non-dental entities, such as the Company, from practicing dentistry, from employing dentists and, in certain circumstances, hygienists or dental assistants, or from otherwise exercising control over the provision of dental services. Under the Management Agreements, the P.C.s control all clinical aspects of the practice of dentistry and the provision of dental services at the Offices, including the exercise of independent professional judgment regarding the diagnosis or treatment of any dental disease, disorder or physical condition. Persons to whom dental services are provided at the Offices are patients of the P.C.s and not of the Company. The Company does not employ the dentists who provide dental services at the Offices nor does the Company have or exercise any control or direction over the manner or methods in which dental services are performed or interfere in any way with the exercise of professional judgment by the dentists.

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

Significant prohibitions against dentist self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician and dentist self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interest to which the self-referral prohibitions apply. Effective January 1, 1995, Stark II prohibits a physician or dentist, or a member of his or her immediate family, from making referrals for certain "designated health services" to entities in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has a compensation arrangement. "Designated health services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's or dentist's own group practice (unless such practice satisfies the "group practice" exception) and referrals in connection with the physician's or dentist's employment arrangements with the P.C. (unless the arrangement satisfies the employment exception). Stark II also prohibits billing the Medicare or Medicaid programs for services rendered following prohibited referrals. Noncompliance with or violation of Stark II can result in exclusion from the Medicare and Medicaid programs and civil and criminal penalties. The Company believes that its operations as presently conducted do not pose a material risk under Stark II, primarily because the Company does not provide "designated health services." Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on the Company's operations as presently conducted.

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

FACILITIES AND EMPLOYEES

The Company's corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 9,500 square feet occupied under a lease, which expires in January 2003. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to 10 years. The Company believes the facilities at each of its Offices are adequate for their current level of business. The Company generally anticipates leasing and developing new Offices in its current markets rather than significantly expanding the size of its existing Offices.

As of December 31, 2000, the Company had 78 general dentists, 13 specialists and 69 affiliated hygienists that were employed by the P.C.s, and 353 non-dental employees.

ITEM 3. LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

On August 15, 2000 the Company received a notice of claims against the Company's President, Mark A. Birner, D.D.S., from the Colorado Board of Dental Examiners (the "Board"). In the notice, The Board alleged violations of Colorado dental law by Dr. Birner as a result of alleged practices by the Company. Among other things, the Board claimed that the Company used hygiene assistants to perform scaling, which is a task to be performed by a hygienist or dentist, and that the Company engaged in billing improprieties. The Board sought relief as is permitted by law, which could have included actions ranging from revocation or suspension of Dr. Birner's dental license, to reprimand or censure. On December 7, 2000, the Company and the Board reached an agreement to settle the claim in exchange for the Company agreeing to set up a written regulatory compliance plan and to appoint a compliance officer within 60 days of the agreement. The Company must also provide educational programs for its employees regarding state dental rules and regulations. The compliance plan will be used, at least annually, as the basis for a Company-wide performance audit of adherence to the plan. Through December 31, 2000, the Company has incurred incremental defense related expenditures of approximately $206,000, some of which may not be covered by applicable insurance coverage. The Company believes that this proceeding will not have an ongoing material adverse impact on the Company's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company received notice from NASDAQ that the Company did not comply with the requirements for continued listing on the NASDAQ National Market System. In order to satisfy NASDAQ's listing requirements for the NASDAQ SmallCap Market, effective February 26, 2001, the Company's Board of Directors approved a one-for-four reverse stock split. The SmallCap Market's maintenance standards, among other things, require the Company to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholders who own 100 shares of Common Stock or more; and 4) a minimum bid price of at least $1.00 per share. All shares, share prices and earnings per share calculations for all periods have been restated to reflect this reverse stock split.

The Common Stock is now quoted on the Nasdaq Stock Market SmallCap Market under the symbol "BDMS." The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq Stock National Market up to February 26, 2001 and The SmallCap Market thereafter:


                                                                           HIGH               LOW
                                                                           ----               ---
   1999

   First Quarter                                                      $   16.00             $ 8.75
   Second Quarter                                                         14.00               9.50
   Third Quarter                                                          10.25               6.50
   Fourth Quarter                                                          9.75               4.50

   2000

   First Quarter                                                        $  7.50             $ 4.50
   Second Quarter                                                          7.50               4.00
   Third Quarter                                                           7.50               3.50
   Fourth Quarter                                                          4.50               1.50

   2001

   First Quarter (January 1, 2001 through March 14, 2001)               $  3.25             $ 1.88

At March 14, 2001 the last reported sale price of the Common Stock was $1.88 per share. As of the same date, there were 1,506,705 shares of Common Stock outstanding held by 81 holders of record and approximately 590 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 1998, 1999, and 2000 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 1996 and 1997 periods is derived from the Company's historical consolidated financial statements. All amounts are stated in thousands except per share amounts, number of offices and number of dentists.

A one-for four split of the Company's stock became effective as of February 26, 2001. As a result, all earnings per share data presented in the following table has been restated to reflect this reverse stock split.



                                                                              YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                    1996             1997            1998              1999              2000
                                                ------------     ------------     ------------     ------------     ------------
STATEMENTS OF OPERATIONS DATA(1):
Net revenue                                     $      5,373     $     12,742     $     21,741     $     28,553     $     29,419

Direct expenses                                        4,602           10,151           17,287           24,425           25,475
Contribution from dental offices                         771            2,591            4,454            4,128            3,944
Corporate expenses                                       780            1,714            3,182            4,038            3,747
Operating income (loss)                                   (9)             877            1,272               90              197

Income (loss) before income taxes                       (335)              34              843             (389)            (434)
(Provision) benefit for income taxes                      --               --             (128)             111              113
Income (loss) before change in accounting               (335)              34              715             (278)            (321)
principle
Cumulative effect of change in accounting                 --               --              (39)              --               --
principle

Net income (loss)                                       (335)              34              675             (278)            (321)
Basic earnings per share of Common Stock:
Income before cumulative effect of change in            (.41)             .04              .46             (.18)            (.21)
accounting principle
Cumulative effect of change in accounting                 --               --             (.03)              --               --
principle
Net income (loss)(2)                                    (.41)             .04              .43             (.18)            (.21)
Diluted earnings per share of Common Stock:
Income before cumulative effect of change in            (.41)             .04              .44             (.18)            (.21)
accounting principle
Cumulative effect of change in accounting                 --               --             (.02)              --               --
principle
Net income (loss)(2)                                    (.41)             .04              .42             (.18)            (.21)
BALANCE SHEET DATA(4):
Cash and cash equivalents                       $      1,798     $        977     $      2,170     $        807     $        691
Working capital                                        1,817             (458)           2,309            1,467            2,257
Total assets                                           9,553           15,564           25,543           27,949           26,734
Long-term debt, less current maturities                6,829           10,198            3,240            6,771            6,682
Total shareholders' equity                             1,684            1,388           18,746           16,905           16,471
Dividends declared per share of Common Stock              --               --               --               --               --
OPERATING DATA:
Number of offices(3)                                      18               34               49               54               56
Number of dentists(3)(4)                                  24               53               73               90               91
Total net revenue per office                    $        299     $        375     $        444     $        529     $        525


----------

(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. During 1996 the Company acquired nine Offices and opened five de novo Offices. Fifteen additional Office acquisitions and one de novo Office increased the Company's operations for the year ended December 31, 1997. In 1998, the Company acquired an additional 10 Offices and opened five de novo Offices. In 1999, the Company acquired one Office, opened five de novo Offices and consolidated two existing Offices into one. In 2000, the Company opened two de novo Offices.

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company.

(3)      Data is as of the end of the respective periods presented.

(4) This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis relates to factors, which have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2000. Reference should also be made to the Company's consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this document. This document contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this document generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

OVERVIEW

The Company was formed in May 1995, and currently manages 56 Offices in Colorado, New Mexico, and Arizona staffed by 78 dentists and 13 specialists. The Company has acquired 42 practices (four of which were consolidated into existing Offices) and opened 18 de novo Offices. Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets by enhancing the operating performance of its existing Offices, by developing de novo Offices, and by acquiring solo and group dental practices. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance. See Items 1 and 2. "Business and Properties
- Operations - Dental Practice Management Model."

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market led to its expansion into New Mexico and Arizona. The Company commenced operations in Colorado in October 1995 with the acquisition of three practices, and acquired a fourth practice in November 1995. During 1996, the Company developed five de novo Offices and acquired 12 practices (including three practices which were consolidated with existing Offices). In 1997, the Company developed one de novo Office and acquired 15 practices. In 1998, the Company developed five de novo Offices and acquired 10 practices. In 1999, the Company developed five de novo Offices, acquired one practice and consolidated two practices into one. In 2000, the Company developed two de novo Offices and purchased the remaining 50% interest in two existing Offices.

The combined purchase amounts for the four practices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were approximately $412,000, $4.4 million, $5.3 million, $5.8 million and $760,000, respectively. The 16 de novo Offices opened between January 1996 and December 1999 began generating positive contribution from dental offices, on average, within six months of opening. One of the two de novo Offices opened in 2000 began generating a positive contribution from dental offices within four months of opening. The Company's other remaining de novo Office, which has been open for three months, has not generated a positive contribution from dental offices as of the date of this Annual Report. The Company expects this Office to become profitable during 2001. See Items 1 and 2. "Business and Properties - Expansion Program."

The Company has achieved growth in net revenue (as defined below) primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2000, net revenue increased from $21.7 million in 1998 to $28.6 million for 1999, and increased to $29.4 million for 2000. During the three years ended December 31, 2000, contribution from dental offices decreased from $4.5 million in 1998 to $4.1 million for 1999, and decreased to $3.9 million for 2000. The major factor contributing to the decrease in contribution from dental offices for 2000 was the fallout from the allegations against the Company's President, Mark Birner D.D.S. by the Colorado Board of Dental Examiners, which was announced on August 15, 2000. Management believes the allegations resulted in lost revenue during the third and fourth quarters of 2000 due to: 1) the temporary suspension of one of the Company's managed care contracts; 2) the one half day closure of all Colorado offices to explain the allegations to employees; 3) negative media publicity and; 4) employee morale issues and a slow down in dentist and other personnel recruitment. The Company has taken steps to improve its profitability by increasing its efforts to add incremental dentists and specialists to the current network, renegotiating managed care contracts, and slowing the growth in the number of incremental offices. During the three years ended December 31, 2000, operating income decreased from $1.3 million for 1998 to $90,000 for 1999, and increased to $197,000 for 2000.

At December 31, 2000, the Company's total assets of $26.3 million included $13.7 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $16.5 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) hiring all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists and hygienists work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

RESULTS OF OPERATIONS

As a result of the shift in focus from expansion of the Company's business through acquisitions and the development of de novo Offices to the greater utilization of existing physical capacity through the recruitment of additional dentists and staff, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

For the year ended December 31, 2000, Revenue increased to $41.2 million from $39.1 million for the year ended December 31, 1999, an increase of 5.4%. The Company opened two de novo Offices during 2000 which, in the aggregate, contributed $483,000 of the $2.1 million increase. The remainder of the increase in Revenue of $1.6 million was attributable to the 54 Offices that existed at the beginning of 2000. Revenue at the 48 Offices in existence during both full periods decreased slightly from $37.0 million in 1999 to $36.9 million in 2000.

The Company has successfully reduced the percentage of its business which comes from managed dental care plans from 51.4% of total revenues in 1998 to 37.8% of total revenues in 2000, and replaced that revenue stream with higher margin fee-for-service business. This higher margin fee-for-service revenue has predominately been business derived from preferred provider plans.

For the year ended December 31, 1999, Revenue increased to $39.1 million from $29.2 million for the year ended December 31, 1998, an increase of 33.9%. The Company acquired one practice and opened five de novo Offices during 1999 which, in the aggregate, contributed $2.1 million of the $9.9 million increase. Revenue at the 34 Offices in existence during both full periods increased from $24.8 million in 1998 to $26.3 million in 1999, an increase of $1.5 million, or 6.0%.

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.


                                                  YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                            1998           1999            2000
                                          ---------      ---------      ---------

Net revenue                                   100.0%         100.0%         100.0%
Direct expenses:
     Clinical salaries and benefits            38.9           39.2           40.9
     Dental supplies                            5.6            6.2            6.4
     Laboratory fees                            9.3           10.0            8.9
     Occupancy                                  9.0           10.8           11.0
     Advertising and marketing                  1.8            1.7            1.1
     Depreciation and amortization              5.3            6.7            8.2
     General and administrative                 9.6           10.9           10.1
                                          ---------      ---------      ---------
                                               79.5           85.5           86.6
                                          ---------      ---------      ---------
Contribution from dental offices               20.5           14.5           13.4
Corporate expenses -
     General and administrative                13.9           13.3           11.6
     Depreciation and amortization              0.7            0.9            1.1
                                          ---------      ---------      ---------
Operating income                                5.9            0.3            0.7
Interest expense, net                          (0.6)          (1.7)          (2.2)
Conversion inducement expense                  (1.4)            --             --
                                          ---------      ---------      ---------
Income (loss) before income taxes               3.9           (1.4)          (1.5)
Income tax (expense) benefit                   (0.6)           0.4            0.4
                                          ---------      ---------      ---------
Income (loss) before cumulative effect
   of change in accounting principle            3.3           (1.0)          (1.1)

Cumulative effect of change in
   accounting principle                        (0.2)            --             --
                                          ---------      ---------      ---------
Net income (loss)                               3.1%          (1.0)%         (1.1)%
                                          =========      =========      =========


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net revenue. Net revenue increased from $28.6 million for the year ended December 31, 1999 to $29.4 million for the year ended December 31, 2000. The Company opened two de novo Offices during 2000, which contributed approximately $444,000 to the increase. The remainder of the increase in net revenue of approximately $356,000 was attributable to the 54 practices the Company had at the beginning of the 2000 year.

Clinical salaries and benefits. Clinical salaries and benefits increased from $11.2 million for the year ended December 31, 1999 to $12.0 million for the year ended December 31, 2000, an increase of $815,000 or 7.3%. This increase was due primarily to the increased number of Offices and the corresponding addition of non-dental personnel and because of annual wage increases. As a percentage of net revenue, clinical salaries and benefits increased from 39.2% in 1999 to 40.9% in 2000.

Dental supplies. Dental supplies increased from $1.8 million for the year ended December 31, 1999 to $1.9 million for the year ended December 31, 2000, an increase of $97,000 or 5.5%. This increase was due primarily to the increased number of Offices and to normal price increases from suppliers. As a percentage of net revenue, dental supplies increased from 6.2% in 1999 to 6.4% in 2000.

Laboratory fees. Laboratory fees decreased from $2.8 million for the year ended December 31, 1999 to $2.6 million for the year ended December 31, 2000, a decrease of $211,000 or 7.4%. The decrease was primarily due to the Company contracting with a single laboratory and receiving the benefits of lower costs due to volume discounts. Laboratory fees as a percentage of net revenues decreased from 10.0% in 1999 to 8.9% in 2000.

Occupancy. Occupancy increased from $3.1 million for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000, an increase of $155,000 or 5.3%. This increase was due to the two new Offices opened in 2000, as well as certain Offices which were only open for part of the year ended December 31, 1999 and a full year in 2000. As a percentage of net revenue, occupancy expense increased from 10.8% in 1999 to 11.0% in 2000.

Advertising and marketing. Advertising and marketing decreased from $484,000 for the twelve months ended December 31, 1999 to $328,000 for the twelve months ended December 31, 2000, a decrease of $156,000 or 32.1%. This decrease was primarily due to the opening of only two Offices in 2000 as compared to six Offices in 1999 and the corresponding savings of the initial expense of promoting new Offices. Advertising and marketing expense, as a percentage of net revenue, decreased from 1.7% in 1999 to 1.1% in 2000.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $1.9 million for the twelve months ended December 31, 1999 to $2.4 million for the twelve months ended December 31, 2000, an increase of $484,000 or 25.2%. This increase was primarily due the number of Offices which were open only for part of the year ended December 31, 1999, and because of the two new Offices opened in 2000 which, because they were developed from scratch, have a higher depreciable basis than those of an existing office being purchased. Depreciation and amortization as a percentage of net revenue increased from 6.7% in 1999 to 8.2% in 2000.

General and administrative. General and administrative costs, attributable to the Offices, decreased from $3.1 million for the twelve months ended December 31, 1999 to $3.0 million for the twelve months ended December 31, 2000, a decrease of $143,000 or 4.6%. The reduction is primarily the result of a Company initiative in 2000 to manage controllable costs. As a percentage of net revenue, general and administrative expenses decreased from 10.9% in 1999 to 10.1% in 2000.

Contribution from dental offices. As a result of the above changes, contribution from dental offices decreased from $4.1 million for the twelve months ended December 31, 1999 to $3.9 million for the twelve months ended December 31, 2000, a decrease of $184,000 or 4.5%. As a percentage of net revenue, contribution from dental offices decreased from 14.5% in 1999 to 13.4% in 2000.

Corporate expenses - general and administrative. Corporate expenses - general and administrative decreased from $3.8 million for the twelve months ended December 31, 1999 to $3.4 million for the twelve months ended December 31, 2000, a decrease of $382,000 or 10.1%. The reduction is primarily the result of a Company initiative in 2000 to manage controllable costs. As a percentage of net revenue, corporate expenses - general and administrative decreased from 13.3% in 1999 to 11.6% in 2000.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from $242,000 for the twelve months ended December 31, 1999 to $332,000 for the twelve months ended December 31, 2000, an increase of $90,000 or 37.4%. This increase was primarily due to the acquisition of new payroll software in 2000 to manage new and future growth. Corporate expenses - depreciation and amortization as a percentage of net revenue increased from 0.9% in 1999 to 1.1% in 2000.

Operating income. As a result of the change described above, operating income increased from $90,000 for the twelve months ended December 31, 1999 to $197,000 for the twelve months ended December 31, 2000, an increase of 107,000 or 119.9%. As a percentage of net revenue, operating income increased from 0.3% in 1999 to 0.7% in 2000.

Interest expense, net. Interest expense - net increased from $478,000 for the twelve months ended December 31, 1999 to $630,000 for the twelve months ended December 31, 2000, an increase of $152,000 or 31.8%. This increase was primarily the result of higher rates of interest charged the Company on its line of credit and a higher average balance outstanding on this line of credit which was used for capital expenditures and the retirement of Common Stock of the Company. As a percentage of net revenue, interest expense - net increased from 1.7% in 1999 to 2.2% in 2000.

Net loss. As a result of the changes described above, the Company reported a net loss of $(321,000) for the twelve months ended December 31, 2000 as compared to a net loss of $(278,000) for the twelve months ended December 31, 1999, net of tax benefits of $113,000 and $111,000 for 2000 and 1999, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net revenue. Net revenue increased from $21.7 million for the year ended December 31, 1998 to $28.6 million for the year ended December 31, 1999, an increase of $6.9 million or 31.3%. The Company acquired one practice and opened five de novo Offices during 1999, which contributed $1.4 million of the increase. The remainder of the increase in net revenue of $5.5 million was attributable to the 49 practices the Company had at the beginning of the 1999 year.

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

Occupancy. Occupancy increased from $2.0 million for the year ended December 31, 1998 to $3.1 million for the year ended December 31, 1999, an increase of $1.1 million or 57.2%. This increase was due to the Offices added in 1999 as well as certain Offices which were only open for part of the year ended December 31, 1998 and a full year in 1999. As a percentage of net revenue, occupancy expense increased from 9.0% in 1998 to 10.8% in 1999. This is attributable to the opening of de novo Offices which have a higher rental rate per square foot and lower revenue than the Offices in existence at the beginning of 1998.

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

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from $3.0 million for the year ended December 31, 1998 to $3.8 million for the year ended December 31, 1999, an increase of $765,000 or 25.2%. This increase was due to the expansion of the Company's infrastructure to more effectively manage growth. As a percentage of net revenue, corporate expense - general and administrative decreased from 13.9% in 1998 to 13.3% in 1999.

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

Net cash provided by operating activities was $1.4 million, $1.3 million, and $1.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. During the year ended December 31, 2000 after adding back depreciation and amortization and other non-cash expenses, the Company used cash in operating activities. This use of cash consisted primarily of a decrease in accounts payable which was somewhat offset by a decrease in prepaid expenses. During the year ended December 31, 1999 after adding back depreciation and amortization and other non-cash expenses, the Company used cash in operating activities. This use of cash consisted primarily of an increase in accounts receivable which was somewhat offset by an increase in accounts payable, an increase in other long-term obligations and a decrease in prepaid expenses. During the year ended December 31, 1998 after adding back depreciation and amortization and other non-cash expenses, the Company used cash in operating activities. This use of cash consisted primarily of an increase in accounts receivable and prepaid expenses which was somewhat offset by an increase in accounts payable.

Net cash used in investing activities was $8.9 million, $4.4 million, and $1.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. During the year ended December 31, 2000, $1.3 million was invested in the purchase of additional property and equipment, including $428,000 for two de novo Offices and $197,000 for acquiring the remaining 50% interest in two existing Offices. During the year ended December 31, 1999, $4.4 million was invested in the purchase of additional property and equipment, including $1.1 million for the de novo Offices and $697,000 was utilized for an acquisition. During the year ended December 31, 1998, $5.5 million was utilized for acquisitions and $3.4 million was invested in the purchase of additional property and equipment, including $1.1 million for the de novo Offices.

For the year ended December 31, 2000 net cash used in financing activities was $401,000. For the years ended December 31, 1998 and 1999 net cash provided by financing activities was $8.7 million, and $1.8 million, respectively. For the year ended December 31, 2000, net cash used in financing activities was comprised of $195,000 for the repayment of long-term debt, $113,000 for the purchase and retirement of Common Stock and $93,000 for the pay-down on the Company's line of credit. For the year ended December 31, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $3.7 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $310,000 for the repayment of long-term debt. For the year ended December 31, 1998, the cash provided was comprised of $11.5 million from the initial public offering, $2.5 million in net borrowings from the Company's Credit Facility and $50,000 from stock options exercised. This was offset by $1.2 million for costs associated with the public offering, $3.5 million used for the repayment of long-term debt, $305,000 related to the conversion of subordinated debentures to Common Stock, $242,000 for the purchase and retirement of Common Stock, and $54,000 loan issuance costs.

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs. Advances bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA), or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At December 31, 2000, the Company had approximately $2.3 million available and $6.5 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2000 the Company was in full compliance with all of its covenants under this agreement.

As of December 31, 2000, the Company had approximately $354,000 in notes payable issued in connection with various Office acquisitions which bear interest at rates varying from 8.0% to 9.0%. At December 31, 2000, the Company's material commitments for capital expenditures totaled approximately $1.2 million which includes the acquisition of controlling interest in two existing Offices. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of December 31, 2000 was approximately $(385,000) and the Company had working capital on that date of approximately $2.3 million.

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

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 75,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 150,000 shares. On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. As of December 31, 1998 the Company, in 11 separate transactions, purchased approximately 14,500 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $14.52 to $19.24 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 133,800 shares of Common Stock for total consideration of approximately $1.6 million at prices ranging from $7.12 to $15.00 per share. During 2000 the Company, in 18 separate transactions, purchased approximately 26,300 shares of Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share.

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

Dependence Upon Availability of Dentists and Other Personnel. The Company believes that individual Office profitability, individual Office operations and its expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and newly established Offices, which may have a material adverse effect on the Company's expansion strategy and its business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Operations - Dental Practice Model."

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

Risks Associated with De Novo Office Development. The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. To date, the Company's average cost to open a de novo Office has been approximately $206,000. Future de novo development may require a greater investment by the Company. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Items 1 and 2. "Business and Properties - Expansion Program - De Novo Office Developments."

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

     * Management of Acquisitions. The success of the Company's acquisition strategy will depend in part on the Company's ability to manage effectively an increasing number of Offices. The addition of Offices may impair the Company's ability to provide management services efficiently and successfully to existing Offices and to manage and supervise adequately the Company's employees. The Company's results of operations and financial condition could be materially adversely affected if it is unable to do so effectively.

     * Availability of Funds for Acquisitions. The Company's acquisition strategy will require that substantial capital investment and adequate financing is available to the Company. Funds are needed for (i) the purchase of assets of dental practices, (ii) the integration of operations of acquired dental practices, and (iii) the purchase of additional equipment and technology for acquired practices. In addition, increasing consolidation in the dental services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices. Any inability of the Company to obtain suitable financing could cause the Company to limit or otherwise modify its acquisition strategy, which could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

     * Ability to Increase Revenues and Operating Income of Acquired Practices. A key element of the Company's growth strategy is to increase revenues and operating income at its acquired Offices. There can be no assurance that the Company's revenues and operating income from its acquired Offices will improve or that revenues or operating income from existing Offices will continue to improve. Any failure by the Company in improving revenues or operating income at its Offices could have a material adverse effect on the Company's results of operations and financial condition.

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

In 2000, the Company derived approximately 18.5% of its revenues from capitated managed dental care contracts, and 19.3% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties - Operations - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 2000, intangible assets on the Company's consolidated balance sheet were $13.7 million, representing 51.2% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option) and, therefore, affected by changes in market interest rates. At December 31, 2000, approximately $5.5 million was outstanding under the LIBOR option with an interest rate of 8.875% (LIBOR plus 2.25%) and approximately $1.0 million was outstanding with an interest rate of 10.5% (prime plus 0.5%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries' consolidated financial statements as of December 31, 1999 and 2000 and for the three years ended December 31, 2000:


                                                                                                         Page
                                                                                                         ----

    Report of Independent Public Accountants                                                              35
    Consolidated Balance Sheets                                                                           36
    Consolidated Statements of Operations                                                                 37
    Consolidated Statements of Shareholders' Equity                                                       38
    Consolidated Statements of Cash Flows                                                                 39
    Notes to Consolidated Financial Statements                                                            41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                      ARTHUR ANDERSEN LLP



Denver, Colorado,
March 2, 2001.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                         December 31,
                                                                  -----------------------------
                                      ASSETS                          1999              2000
                                                                  ------------     ------------
CURRENT ASSETS:

    Cash and cash equivalents                                     $    806,954     $    691,417
    Accounts receivable, net of allowance for doubtful
       accounts of $306,469 and $201,047, respectively               3,700,685        3,871,818
    Current portion of notes receivable - related parties               71,070          214,112
    Deferred income taxes                                              117,764          104,429
    Income tax receivable                                               87,000           87,000
    Prepaid expenses and other assets                                  449,385          339,938
                                                                  ------------     ------------
              Total current assets                                   5,232,858        5,308,714

PROPERTY AND EQUIPMENT, net                                          7,965,699        6,967,914

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                          14,057,688       13,693,092
    Deferred charges and other assets                                  215,793          179,156
    Notes receivable - related parties, net of current portion           3,000               --
    Deferred tax asset, net                                             58,101          184,192
                                                                  ------------     ------------
              Total assets                                        $ 27,533,139     $ 26,333,068
                                                                  ============     ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $  3,602,239     $  2,897,043
    Current maturities of long-term debt                               161,936          154,666
    Current maturities of capital lease obligations                      1,600               --
                                                                  ------------     ------------
              Total current liabilities                              3,765,775        3,051,709

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                        6,771,157        6,681,623
    Capital lease obligations, net of current maturities                   339               --
    Other long-term obligations                                         91,257          128,820
                                                                  ------------     ------------

              Total liabilities                                     10,628,528        9,862,152
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                         --               --
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,532,987 and 1,506,705, shares issued and
       outstanding at December 31, 1999 and 2000, respectively      16,968,454       16,855,661
    Accumulated deficit                                                (63,843)        (384,745)
                                                                  ------------     ------------
              Total shareholders' equity                            16,904,611       16,470,916
                                                                  ------------     ------------

              Total liabilities and shareholders' equity          $ 27,533,139     $ 26,333,068
                                                                  ============     ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years Ended December 31,
                                                      ----------------------------------------------
                                                          1998            1999             2000
                                                      ------------     ------------     ------------
NET REVENUE:                                          $ 21,740,665     $ 28,553,114     $ 29,418,772

DIRECT EXPENSES:
    Clinical salaries and benefits                       8,456,126       11,204,988       12,020,083
    Dental supplies                                      1,209,068        1,773,229        1,870,396
    Laboratory fees                                      2,031,392        2,845,896        2,634,975
    Occupancy                                            1,965,278        3,088,530        3,250,974
    Advertising and marketing                              380,068          483,615          328,149
    Depreciation and amortization                        1,152,200        1,924,790        2,409,223
    General and administrative                           2,092,523        3,104,388        2,961,451
                                                      ------------     ------------     ------------
                                                        17,286,655       24,425,436       25,475,251
                                                      ------------     ------------     ------------
    Contribution from dental offices                     4,454,010        4,127,678        3,943,521
CORPORATE EXPENSES:
       General and administrative                        3,032,142        3,796,696        3,415,031
       Depreciation and amortization                       149,748          241,496          331,738
                                                      ------------     ------------     ------------
    Operating income                                     1,272,120           89,486          196,752
    Interest expense, net                                 (123,900)        (478,285)        (630,410)
    Conversion inducement expense                         (305,100)              --               --
                                                      ------------     ------------     ------------
    Income (loss) before income taxes                      843,120         (388,799)        (433,658)
    Income tax (expense) benefit                          (128,471)         111,187          112,756
                                                      ------------     ------------     ------------
    Income (loss) before cumulative effect
      of change in accounting principle                    714,649         (277,612)        (320,902)
    Cumulative effect of change in accounting
      principle                                            (39,162)              --               --
                                                      ------------     ------------     ------------
    Net income (loss)                                 $    675,487     $   (277,612)    $   (320,902)
                                                      ============     ============     ============

Basic earnings (loss) per share of Common Stock:
    Income (loss) before cumulative effect
      of change in accounting principle               $        .46     $       (.18)    $       (.21)

    Cumulative effect of change in
      accounting principle                                    (.03)              --               --
                                                      ------------     ------------     ------------
    Net income (loss)                                 $        .43     $       (.18)    $       (.21)
                                                      ============     ============     ============

Diluted earnings (loss) per share of Common Stock:
    Income (loss) before cumulative effect
      of change in accounting principle               $        .44     $       (.18)    $       (.21)

    Cumulative effect of change in
      accounting principle                                    (.02)              --               --
                                                      ------------     ------------     ------------
    Net income (loss)                                 $        .42     $       (.18)    $       (.21)
                                                      ============     ============     ============

Weighted average number of shares of
    Common Stock and dilutive securities:
       Basic                                             1,559,918        1,558,553        1,523,594
                                                      ============     ============     ============
       Diluted                                           1,611,246        1,558,553        1,523,594
                                                      ============     ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                  Retained
                                                       Common Stock               Earnings            Total
                                               -----------------------------    (Accumulated      Shareholders'
                                                  Shares           Amount          Deficit)          Equity
                                               ------------     ------------     ------------     ------------

BALANCES, December 31, 1997                         799,094     $  1,850,094     $   (461,718)    $  1,388,376
    Proceeds from initial public offering,
       net of $2,541,912 of offering costs
       and underwriters discount                    458,454       10,294,800               --       10,294,800
    Debenture conversion, net of $278,393
       of deferred financing costs                  408,286        6,501,607               --        6,501,607
    Issuance of Common Stock for dental
       office acquisition                             3,960           76,500               --           76,500
    Purchase and retirement of Common Stock         (14,495)        (241,563)              --         (241,563)
    Exercise of stock options                         3,979           50,300               --           50,300
    Net income                                           --               --          675,487          675,487
                                               ------------     ------------     ------------     ------------
BALANCES, December 31, 1998                       1,659,278       18,531,738          213,769       18,745,507
    Purchase and retirement of Common Stock        (133,775)      (1,638,416)              --       (1,638,416)
    Exercise of stock options                         1,376           12,132               --           12,132
    Issuance of Common Stock for dental
       office acquisition                             3,158           35,000               --           35,000
    Issuance of Common Stock to Profit
       Sharing Plan                                   2,950           28,000               --           28,000
    Net loss                                             --               --         (277,612)        (277,612)
                                               ------------     ------------     ------------     ------------
BALANCES, December 31, 1999                       1,532,987       16,968,454          (63,843)      16,904,611
    Purchase and retirement of Common Stock         (26,282)        (112,793)              --         (112,793)
    Net loss                                             --               --         (320,902)        (320,902)
                                               ------------     ------------     ------------     ------------
BALANCES, December 31, 2000                       1,506,705     $ 16,855,661     $   (384,745)    $ 16,470,916
                                               ============     ============     ============     ============





        The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Years Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 1998                 1999                2000
                                                                             --------------      --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                        $      675,487      $     (277,612)     $     (320,902)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                           1,301,948           2,166,286           2,740,961
          Stock issued for profit sharing plan                                           --              28,000                  --
          Provision for doubtful accounts                                            58,069              42,261               2,963
          Provision for (benefit from) deferred income taxes                         43,940            (219,805)           (112,756)
          Amortization of debenture issuance costs                                   27,169                  --                  --
          Conversion inducement                                                     305,100                  --                  --
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                    (1,096,789)         (1,106,624)            (49,852)
          Prepaid expense, income tax receivable
              and other assets                                                     (404,009)             90,832             146,084
          Accounts payable and accrued expenses                                     486,526             500,109            (705,196)
          Other long-term obligations                                                    --              91,257              37,563
                                                                             --------------      --------------      --------------
    Net cash provided by operating activities                                     1,397,441           1,314,704           1,738,865
                                                                             --------------      --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties, net                                          14,813             (45,324)           (140,042)
    Capital expenditures                                                         (2,302,440)         (2,634,600)           (688,930)
    Development of new dental offices                                            (1,139,882)         (1,071,191)           (427,731)
    Acquisition of dental offices                                                (5,522,296)           (697,321)           (197,163)
                                                                             --------------      --------------      --------------
    Net cash used in investing activities                                        (8,949,805)         (4,448,436)         (1,453,866)
                                                                             --------------      --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering, net of
       underwriting discounts                                                    11,466,041                  --                  --
    Payment of public offering costs                                             (1,171,241)                 --                  --
    Proceeds from exercise of Common Stock options                                   50,300              12,132                  --
    Net borrowings from line of credit                                            2,517,856           3,707,144             (93,000)
    Repayment of long-term debt                                                  (3,517,967)           (309,861)           (194,743)
    Payment of debenture issuance and other
       financing costs                                                              (53,729)                 --                  --
    Payment to induce conversion of debentures                                     (305,100)                 --                  --
    Purchase and retirement of Common Stock                                        (241,563)         (1,638,416)           (112,793)
                                                                             --------------      --------------      --------------
    Net cash provided by (used in) financing activities                           8,744,597           1,770,999            (400,536)
                                                                             --------------      --------------      --------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                          1,192,233          (1,362,733)           (115,537)
CASH AND CASH EQUIVALENTS, beginning of year                                        977,454           2,169,687             806,954
                                                                             --------------      --------------      --------------

CASH AND CASH EQUIVALENTS, end of year                                       $    2,169,687      $      806,954      $      691,417
                                                                             ==============      ==============      ==============

        The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years Ended December 31,
                                                                 -------------------------------------------------
                                                                      1998              1999              2000
                                                                 -------------     -------------     -------------

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the year for interest                    $     260,171     $     445,784     $     630,570
                                                                 =============     =============     =============
       Cash paid during the year for income taxes                $     347,000     $      87,000     $          --
                                                                 =============     =============     =============


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       Common Stock issued for:
          Conversion of debentures                                   6,780,000                --                --
          Acquisition of dental offices                                 76,500            35,000                --

       Liabilities assumed or incurred through acquisitions:
              Accounts payable and accrued liabilities                 149,777            59,596                --
              Notes payable                                             95,200                --                --

       Accounts receivable acquired through
          acquisitions                                                 225,000            40,000                --

       Other assets acquired through acquisitions                           --            30,000                --

       Notes payable incurred from:
          Acquisition of dental offices                                300,000                --           189,000

       266 shares of Common Stock issued for
          cashless exercise of 2,147 warrants in 1998                       --                --                --


        The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 and manages dental group practices. As of December 31, 2000, 1999 and 1998 the Company managed 56, 54, and 49 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions. The following table highlights the Company's growth through December 31, 2000 as follows:



                              De novo        Office
           Acquisitions     Developments  Consolidations
           ------------     ------------  --------------
 1995*              4             --             --
 1996              12              5             (3)
 1997              15              1             --
 1998              10              5             --
 1999               1              5             (1)
 2000              --              2             --
             --------       --------       --------

Total              42             18             (4)
             ========       ========       ========

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

A summary of the components of net revenue for the years ended December 31, 2000, 1999, and 1998 follows:


                                                          Years Ended December 31,
                                                 ----------------------------------------------
                                                     1998             1999             2000
                                                 ------------     ------------     ------------

Total dental group practice revenue, net         $ 29,189,754     $ 39,109,357     $ 41,232,288
Less - revenue from managed offices, net            3,576,870        6,927,865        4,979,535
                                                 ------------     ------------     ------------
Dental office revenue, net                         25,612,884       32,181,492       36,252,753
Less - amounts retained by dental offices           6,607,253        8,444,706       10,261,702
                                                 ------------     ------------     ------------
Net revenue from consolidated dental offices       19,005,631       23,736,786       25,991,051
Management service fee revenue                      2,735,034        4,816,328        3,427,721
                                                 ------------     ------------     ------------
Net revenue                                      $ 21,740,665     $ 28,553,114     $ 29,418,772
                                                 ============     ============     ============


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

During 1998, 1999, and 2000, 24.4%, 20.7%, and 18.5%, respectively, of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive a co-pay from the patient for certain services provided. Revenue from the Company's capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 1998, 1999 and 2000, the following three companies were responsible for the corresponding percentages of the Company's total dental group practice revenue, net (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 9.3%, 8.9% and 9.1%, respectively, Delta Care was responsible for less than 1.0%, 5.0% and 8.6% respectively, and CIGNA Dental Health was responsible for 9.3%, 7.8% and 5.9%, respectively.

       Net Revenue from Consolidated Dental Offices

"Net revenue from consolidated dental offices" represents the "Total dental group practice revenue, net" less amounts retained by the Offices primarily for compensation paid by the professional corporations to dentists and hygienists. Dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office. The Company's net revenue is dependent upon the revenue of the Offices. The Company's historical net revenue and operating income levels would be the same as those reported even if the Company employed all of the dentists and hygienists.

     Management Service Fee Revenue

For three of the Offices for which the Company has Management Agreements, but does not have control, the Company receives management service fee revenue included with net revenue in the accompanying statements of operations. "Management service fee revenue" is equal to gross revenue less compensation for dentists and hygienists for the Offices. Direct expenses associated with the operations of these Offices are also included in the accompanying statements of operations.

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

       Accounts Receivable

Accounts receivable represents receivables from patients and other third-party payors for dental services provided. Such amounts are recorded net of contractual allowances and other adjustments at time of billing. In addition, the Company has estimated allowances for uncollectible accounts. In those instances when payment is not received at the time of service, the Offices record receivables from their patients, most of who are local residents and are insured under third-party payor agreements. Management continually monitors and periodically adjusts the allowances associated with these receivables.

       Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Equipment held under capital lease obligations is amortized on a straight-line basis over the shorter of the lease term or estimated life of the asset. Depreciation was $828,988, $1,550,363, and $2,114,446 for the years ended December 31, 1998, 1999 and 2000, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $471,960, $615,923, and $626,515 for the years ended December 31, 1998, 1999, and 2000, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

The Company reviews the recorded amount of intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the Offices acquired over the remaining amortization periods, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists and other personnel; unfavorable changes in each dental Office's relative market share and the local market competitive environment; current period and forecasted operating results; cash flow levels of the dental Offices and the impact on the net revenue earned by the Company; and legal and regulatory factors governing the practice of dentistry.

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

       Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per Share".



                                                              Years Ended December 31,
                                     -------------------------------------------------------------------------
                                                    1998                                 1999
                                     ----------------------------------    ----------------------------------
                                                   Weighted     Per                     Weighted      Per
                                                   Average     Share                     Average      Share
                                      Income       Shares      Amount        Loss        Shares       Amount
                                     ---------    ---------   ---------    ---------    ---------   ---------
Basic EPS
   Income (loss) before cumulative
     effect of change in
     accounting
     principle                       $ 714,649    1,559,918   $     .46    $(277,612)   1,558,553   $    (.18)
   Cumulative effect of
     change in accounting
     principle                         (39,162)          --        (.03)          --           --          --
                                     ---------    ---------   ---------    ---------    ---------   ---------
   Net income (loss)                 $ 675,487    1,559,918   $     .43    $(277,612)   1,558,553   $    (.18)
                                     =========    =========   =========    =========    =========   =========

Diluted EPS
   Income (loss) before cumulative
     effect of change in
     accounting
     principle                       $ 714,649    1,611,246   $     .44    $(277,612)   1,558,553   $    (.18)
   Cumulative effect of
     change in accounting
     principle                         (39,162)          --        (.02)          --           --          --
                                     ---------    ---------   ---------    ---------    ---------   ---------
   Net income (loss)                 $ 675,487    1,611,246   $     .42    $(277,612)   1,558,553   $    (.18)
                                     =========    =========   =========    =========    =========   =========


                                            Years Ended December 31,
                                        ----------------------------------
                                                       2000
                                        ----------------------------------
                                                     Weighted      Per
                                                      Average     Share
                                          Loss        Shares      Amount
                                        ---------    ---------   ---------
Basic EPS
   Income (loss) before cumulative
     effect of change in
     accounting
     principle                          $(320,902)   1,523,594   $    (.21)
   Cumulative effect of
     change in accounting
     principle                                 --           --          --
                                        ---------    ---------   ---------
   Net income (loss)                    $(320,902)   1,523,594   $    (.21)
                                        =========    =========   =========

Diluted EPS
   Income (loss) before cumulative
     effect of change in
     accounting
     principle                          $(320,902)   1,523,594   $    (.21)
   Cumulative effect of
     change in accounting
     principle                                 --           --          --
                                        ---------    ---------   ---------
   Net income (loss)                    $(320,902)   1,523,594   $    (.21)
                                        =========    =========   =========


  The difference between basic earnings per share and diluted earnings per share for 1998 relates to the effect of 51,328 of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings for the years ended December 31, 1999 and 2000 since they were anti-dilutive as a result of the Company's net loss for the year. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 2,447 and 511 for the years ended December 31, 1999 and 2000, respectively. All shares, share prices and earnings per share calculations have been restated to reflect a one-for-four reverse stock split which was effective February 26, 2001.

       Comprehensive Income

The FASB issued SFAS No. 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998. For 1998, 1999 and 2000 net income and comprehensive income were the same.

       Costs of Start-up Activities

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" in April 1998. This SOP provides guidance on the reporting of start-up costs and organization costs and requires the Company to expense these costs (as defined by the SOP) as they are incurred. The Company adopted SOP 98-5 in the first quarter of 1998. Initial application of this SOP was reported as a cumulative effect of a change in accounting principle in 1998, resulting in a $39,162 decrease in net income for the year ended December 31, 1998.

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

       Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company follows the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for stock options and similar equity instruments. (Note 9).

       Recent Accounting Pronouncements

In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In September 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS 133 and SFAS 138 will have no impact to the Company.

In December 1999 the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's financial results.

In March 2000 the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 is an interpretation of APB No. 25 and clarifies the application of APB No. 25 for certain issues. This interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events after these periods, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. FIN 44 did not have a material effect on the Company's financial results.

(3)      ACQUISITIONS

During 1998, 1999 and 2000, the Company acquired various dental practices. In connection with each Office acquisition, the Company entered into contractual arrangements, including Management Agreements, which have a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has perpetual and unilateral control over the assets and business operations of the Offices. Accordingly, these acquisitions are considered business combinations.

                  1998 Acquisitions

On February 27, 1998, the Company acquired all of the assets of a New Mexico partnership (Perfect Teeth/Alice) and obtained certain rights to manage the practice for a total purchase price of $630,000. The consideration consisted of $598,500 payable in cash with the remaining $31,500 being payable in Common Stock of the Company. On April 27, 1998, the Company acquired all of the assets of three Colorado dental practices, two in the Denver metro area (Perfect Teeth/West Jewell and Perfect Teeth/South Broadway) and one in Boulder (Perfect Teeth/Folsom) for a total purchase price of $1,800,000, all payable in cash. On July 15, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona (Perfect Teeth/Bell Road and 64th Street) for a total purchase price of $791,000, all payable in cash. On August 14, 1998, the Company acquired all of the assets of a dental practice in Colorado Springs, Colorado (Perfect Teeth/South 8th Street) for a total purchase price of $351,000, all payable in cash. On September 18, 1998, the Company acquired all of the assets of a dental practice in Albuquerque, New Mexico (Perfect Teeth/Cubero Drive) for a total purchase price of $320,000. The consideration consisted of $120,000 payable in cash and a $200,000 note payable with a term of 36 months and an interest rate of 8%. On September 28, 1998, the Company acquired all the assets of a Colorado partnership (Mississippi Dental Group) and obtained certain rights to manage the practice for a total purchase price of $1,128,000. The consideration consisted of $855,000 payable in cash, $45,000 payable in Common Stock of the Company and the assumption of certain obligations in the amount of $228,000. On September 29, 1998, the Company acquired all of the assets of a dental practice in Scottsdale, Arizona (Perfect Teeth/Shea and 90th Street) for a total purchase price of $704,000. The consideration consisted of $604,000 payable in cash and a $100,000 note payable with a term of 60 months and an interest rate of 8%. On September 30, 1998, the Company acquired all of the assets of a dental practice in Phoenix, Arizona (Perfect Teeth/Thomas and 15th Avenue) for a total purchase price of $295,000, all payable in cash.

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

                  2000 Acquisitions

During 2000, the Company did not acquire any additional dental practices but did, however, acquire the remaining 50% interest in two existing dental practices in Colorado. On March 13, 2000, the Company acquired the remaining 50% interest in Perfect Teeth/East Cornell for a total purchase price of $108,728. The consideration consisted of $54,728 in cash and a $54,000 note payable with a term of 60 months and an interest rate of 8.0%. On June 30, 2000, the Company acquired the remaining 50% interest in Perfect Teeth/Yale for a total purchase price of $276,670. The consideration consisted of $141,670 in cash and a $135,000 note payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in both Offices. Operating results for Perfect Teeth/East Cornell and Perfect Teeth/Yale are included in the accompanying statements of operations beginning with the acquisition dates identified above.

The 1998 acquisitions described above have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. The final allocations did not differ significantly from the amounts estimated at the date of acquisition. The estimated fair value of assets acquired and liabilities assumed for these acquisitions are summarized as follows:



                                      1998
                                 Acquisitions (1)
                                 ----------------
Accounts receivable, net          $   175,000
Property and equipment, net           376,000
Liabilities assumed                   (17,061)
Intangible assets                   3,727,461
Deferred purchase price
   (payable in cash)                 (300,000)
                                  -----------
Cash purchase price               $ 3,961,400
                                  ===========

(1) Excluding acquired interest in Perfect Teeth/Alice and Mississippi Dental Group


Perfect Teeth/Alice, Mississippi Dental Group and Glendale Dental Group are not treated as business combinations because the contractual arrangements do not provide complete and unilateral control of the operations of the Offices. No information is shown for 1999 as the Glendale Dental Group acquisition done in 1999 is not treated as a business combination. Information related to the acquisition of the remaining 50% interest in Perfect Teeth/East Cornell and Perfect Teeth/Yale during 2000 are not presented in a table above because the acquisition of the initial 50% interest in both Offices was not treated as a business combination.

Operating results of the acquired practices are included in the accompanying statements of operations from the date of acquisition.

In connection with the agreements with the dentists associated with Perfect Teeth/Alice, Mississippi Dental Group and Glendale Dental Group, whereby the Company acquired an interest in the practices and obtained the rights to manage the practices, the Company recorded intangible assets of $2,245,466 related to the Management Agreements obtained in these transactions. In each case, the dentist has an option to put the remaining interest in the Office to the Company at an exercise price, which is calculated based upon the performance of the Office (the "put option price"). The option is exercisable contingent upon certain conditions as outlined in the agreement. The option exercise periods generally begin three years after the date of acquisition and run for seven years. The option exercise period begins February 28, 2001 for Perfect Teeth/Alice, September 30, 2001 for Mississippi Dental Group and February 28, 2002 for Glendale Dental Group. The Company expects these options to be exercised at, or shortly after, the start of the exercise period. The excess of the put option price over the fair value of the remaining interest (if any) will be charged to earnings or, if the put option is exercised, the amount paid will be recorded as an additional cost of acquisition.

(4)      NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties consist of the following:


                                                                                         December 31,
                                                                                   1999                2000
                                                                               ------------        ------------

         Note receivable from Chief Executive Officer and shareholder, unsecured, principal and interest due December 31, 2000,
             interest rate of 6% per annum                                     $     30,070        $         --
         Note receivable from Chief Executive Officer and shareholder,
             unsecured, principal and interest due September 16, 2000,               38,000                  --
             interest rate of 7% per annum
         Note receivable from Chief Executive Officer and shareholder,
             unsecured, principal and interest due December 31, 2001,                    --             100,115
             interest rate of 7% per annum
         Note receivable from President and shareholder, unsecured,
             principal and interest due December 31, 2001,                               --              50,000
             interest rate of 7% per annum
         Note receivable from Chief Financial Officer and shareholder,
             unsecured, principal and interest due December 31, 2001,                    --              51,123
             interest rate of 7% per annum
         Note receivable from employee, unsecured, annual principal and interest payments, due March 15, 2001,
             interest rate of  6% per annum                                           6,000               3,000
         Note receivable from affiliated dentist, unsecured,
             monthly principal and interest payments of $1,028,
             interest rate of 9% per annum, due July 25, 2001                            --               9,874
                                                                               ------------        ------------
                                                                                     74,070             214,112
             Less - current maturities                                              (71,070)           (214,112)
                                                                               ------------        ------------
Notes receivable - related parties, long-term                                  $      3,000        $         --
                                                                               ============        ============

(5)      PROPERTY AND EQUIPMENT


     Property and equipment consist of the following:

                                                               December 31,
                                                     --------------------------------
                                                         1999               2000
                                                     ------------        ------------

Dental equipment                                     $  3,504,480        $  4,273,903
Furniture and fixtures                                    728,888             999,812
Leasehold improvements                                  4,026,305           3,923,770
Computer equipment, software and related items          2,101,532           2,264,253
Instruments                                               652,707             665,646
                                                     ------------        ------------
                                                       11,013,912          12,127,384
Less - accumulated depreciation                        (3,048,213)         (5,159,470)
                                                     ------------        ------------
Property and equipment, net                          $  7,965,699        $  6,967,914
                                                     ============        ============

Property and equipment held under capital leases included in the above balances and the related accumulated amortization is as follows:


                                                December 31,
                                          --------------------------
                                            1999              2000
                                          ---------        ---------
Leased property and equipment             $ 103,277        $ 103,277
    Less - accumulated amortization        (101,338)        (103,277)
                                          ---------        ---------
Leased property and equipment, net        $   1,939        $      --
                                          =========        =========



(6)      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:


                                             December 31,
                                    -------------------------------
                                        1999               2000
                                    ------------       ------------

Deferred financing costs, net       $     34,564       $     21,824
Office development costs                  22,199                 --
Deposits                                 159,030            157,332
                                    ------------       ------------
                                    $    215,793       $    179,156
                                    ============       ============

Deferred financing costs are related to the acquisition and amendment of the revolving credit agreement and are amortized over the life of the revolver of three years (Note 8). Office development costs represent capital costs to third parties incurred in connection with pending acquisitions or new Offices, which are in the process of being opened. These costs are capitalized when the acquisitions are finalized or when the new Offices are opened, and are expensed if the acquisition is not completed.

(7) INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:


                                                                  December 31,
                                      Amortization        -------------------------------
                                         Period               1999               2000
                                      ------------        ------------        -----------


Management agreements                     25 years        $15,511,304        $15,773,223
Less - accumulated amortization                            (1,453,616)        (2,080,131)
                                                          -----------        -----------
Intangible assets, net                                    $14,057,688        $13,693,092
                                                          ===========        ===========


(8)  DEBT

Debt consists of the following:


                                                                                           December 31,
                                                                                  --------------------------------
                                                                                     1999                2000
                                                                                  ------------        ------------
Revolving credit agreement with a bank not to exceed
   $10.0 million, interest payable quarterly at the lender's base rate
      (10.5% at December 31, 2000) or applicable LIBOR rate (6.6254%)
      plus 2.25%, due in April 2002                                               $  6,575,000        $  6,482,000

Acquisition notes payable:
   Due in January 2000; interest at 7%; monthly principal
      and interest payments of $2,239                                                    2,226                  --
   Due in May 2000; interest at 9%; monthly principal and
      interest payments of $2,544                                                        9,988                  --
   Due in September 2001; interest at 8%; monthly principal
      and interest payments of $6,267                                                  121,603              53,690
   Due in May 2002; interest at 8%; monthly principal
      and interest payments of $2,247                                                   58,973              35,901
   Due in September 2002; interest at 9%; monthly principal and
      interest payments of $2,325                                                       67,742              45,017
   Due in October 2003; interest at 8%; monthly principal
      and interest payments of $2,028                                                   80,125              61,549
   Due in February 2005; interest at 8%; monthly principal
      and interest payments of $809                                                         --              34,328
   Due in June 2005; interest at 8%; monthly principal and
      interest payments of $2,737                                                           --             123,804

Notes payable assumed for an affiliated dentist; with monthly aggregate principal and interest payments of $2,678; average interest rate of 14%;
   maturing August 2000
   to December 2000                                                                     17,436                  --
                                                                                  ------------        ------------
                                                                                     6,933,093           6,836,289
Less - current maturities                                                             (161,936)           (154,666)
                                                                                  ------------        ------------
Long-term debt, net of current maturities                                         $  6,771,157        $  6,681,623
                                                                                  ============        ============

       Line of Credit

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.5% based on the ratio of consolidated senior debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"), or at an adjusted London Interbank Offered Rate "LIBOR" (LIBOR plus a rate margin from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company will be obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) of the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At December 31, 2000, the Company had approximately $2.3 million available and $6.5 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2000, the Company was in compliance with all the covenants required by the Credit Facility.

The scheduled maturities of debt are as follows:

Years ending December 31,

    2001                                                      154,666
    2002                                                    6,568,543
    2003                                                       56,011
    2004                                                       39,416
    Thereafter                                                 17,653
                                                       --------------
                                                       $    6,836,289
                                                       ==============


         Conversion of the Debentures

In August 1997, the Company requested the holders of the convertible subordinated debentures maturing December 27, 2001 and the convertible subordinated debentures maturing May 15, 2001 to convert their debentures at the conversion rate of $21.80 and $15.28 per share, respectively, concurrent with the initial public offering. In return for this early conversion, the Company agreed to pay six months of additional interest and allow some of the shares obtained from the conversion to be included in the public offering. The additional interest cost of $305,100 was expensed upon completing the conversion and payment of the interest. All holders of debentures agreed to this early conversion. Therefore, on February 11, 1998, all outstanding debentures were converted into 408,286 shares of Common Stock of the Company. Upon conversion of the debentures, the carrying amount of $6,780,000 was credited to shareholders' equity, net of remaining deferred debenture issuance costs of $278,393.

(9) SHAREHOLDERS' EQUITY

The Company received notice from NASDAQ that the Company did not comply with the requirements for continued listing on the NASDAQ National Market System. In order to satisfy NASDAQ's listing requirements for the NASDAQ SmallCap Market, effective February 26, 2001, the Company's Board of Directors approved a one-for-four reverse stock split. The SmallCap Market's maintenance standards, among other things, require the Company to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholders who own 100 shares of Common Stock or more; and 4) a minimum bid price of at least $1.00 per share. All shares, share prices and earnings per share calculations for all periods have been restated to reflect this reverse stock split.

         Initial Public Offering

The Company's registration statement on Form S-1 (SEC File No. 333-36391) covering the Company's initial public offering of 525,000 shares (including 66,546 shares sold by selling shareholders) of Common Stock at $28.00 per share, was declared effective on February 11, 1998. The gross proceeds to the Company in the offering were $12,836,712 and the expenses incurred were as follows: (i) $1,370,671 for the underwriters discount and non-accountable expense allowance; and (ii) $1,171,241 for other expenses, including legal, accounting and printing fees. The Company used the net proceeds of the offering to repay outstanding obligations and to fund the acquisition and development of dental practices in Colorado, New Mexico, and Arizona.

         Treasury Stock

On October 8, 1998, the Company's Board of Directors unanimously approved the purchase of up to 75,000 shares of the Company's Common Stock on the open market on such terms, as the Board of Directors deems acceptable. On February 9, 1999, the Company's Board of Directors increased the approved number of shares to be purchased on the open market to 150,000 shares. On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. As of December 31, 1998 the Company, in 11 separate transactions, purchased approximately 14,500 shares of its Common Stock for total consideration of approximately $242,000 at prices ranging from $14.52 to $19.24 per share. During 1999, the Company, in 58 separate transactions, purchased approximately 133,800 shares of Common Stock for total consideration of approximately $1.6 million at prices ranging from $7.12 to $15.00 per share. During 2000, the Company, in 18 separate transactions, purchased approximately 26,300 shares of its Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share.

         Stock Option Plans

The Employee Stock Option Plan (the "Employee Plan ") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 229,250 shares of Common Stock reserved for issuance. The Employee Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

The Dental Center Plan was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 160,475 shares of Common Stock reserved for issuance. The Dental Center Plan provides for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee appointed by the Board of Directors, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed ten years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to more than 10% shareholders. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three to five equal annual installments.

A summary of stock options under both the Employee Plan and the Dental Center Plan as of December 31, 1998, 1999 and 2000 and changes during the years then ended is presented below:


                                                  1998                        1999                               2000
                                        -------------------------   ----------------------------       ----------------------------
                                                         Weighted                      Weighted                          Weighted
                                                         Average                       Average                            Average
                                                        Exercise                       Exercise                           Exercise
                                          Shares          Price       Shares            Price           Shares             Price
                                        ----------     ----------   ----------        ----------       ----------        ----------

Outstanding at beginning of year           111,035     $    21.93      146,178        $    23.94          146,134        $    19.84
        Granted                             69,974     $    25.94       44,250        $     9.55           31,500        $     4.66
        Canceled                           (30,852)    $    22.71      (42,918)       $    23.53          (30,082)       $    21.69
        Exercised                           (3,979)    $    12.65       (1,376)       $     8.82               --        $       --


Outstanding at end of year                 146,178     $    23.94      146,134        $    19.84          147,552        $    16.23
                                        ==========     ==========   ==========        ==========       ==========        ==========

Exercisable at end of year                  60,758     $    20.41       80,391        $    22.76           92,197        $    20.23
                                        ==========     ==========   ==========        ==========       ==========        ==========

Weighted average fair value
    of options granted during the year  $    12.76                  $     5.96                         $     3.26
                                        ==========                  ==========                         ==========

The following table summarizes information about the options outstanding at December 31, 2000:


                                                Options Outstanding                        Options Exercisable
                                   -----------------------------------------------     -------------------------------
                                     Number of        Weighted                           Number of
                                      Options          Average         Weighted           Options           Weighted
                                   Outstanding at     Remaining         Average        Exercisable at        Average
                                    December 31,     Contractual       Exercise         December 31,         Exercise
   Range of Exercise Prices            2000              Life            Price              2000               Price
----------------------------       --------------    -----------       -----------     --------------      -----------
        $0.00-- 7.80                    40,000              4.10       $      5.40             4,334       $      7.00
       $7.81-- 15.84                    47,815              2.60       $     10.72            38,055       $     10.77
       $15.85-- 23.76                   19,607              2.60       $     18.90            17,218       $     19.25
       $23.77-- 31.68                   19,418              3.60       $     27.32            11,878       $     27.65
       $31.69-- 39.60                   20,712              2.40       $     36.91            20,712       $     36.91
                                   -----------       -----------       -----------       -----------       -----------
       $0.00-- 39.60                   147,552              3.10       $     16.23            92,197       $     20.23
                                   ===========       ===========       ===========       ===========       ===========

       Warrants

At December 31, 1998, 1999 and 2000, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 95,266, 95,266 and 72,723, respectively, of shares of the Company's Common Stock. Warrants were issued in connection with the private placement of the Company's Common Stock, the issuance of convertible subordinated debentures and for personal guarantees provided for certain Company bank debt.

A summary of warrants as of December 31, 1998, 1999 and 2000, and changes during the years then ended is presented below:


                                                1998                         1999                        2000
                                       ------------------------    ------------------------    -------------------------
                                                      Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                                      Exercise                    Exercise                    Exercise
                                         Shares        Price         Shares        Price         Shares        Price
                                       ----------    ----------    ----------    ----------    ----------     ----------

Outstanding at beginning of year           95,266    $    15.24        95,266    $    15.24        95,266     $    15.24
       Cancelled                               --            --            --            --       (22,543)    $     7.84
                                       ----------                  ----------                   ----------
Outstanding at end of year                 95,266                      95,266                      72,723
                                       ==========                  ==========                   ==========

Warrants exercisable at end of year        95,266                      95,266                      72,723
                                       ==========                  ==========                   ==========

Weighted average exercise
    price of warrants outstanding                    $    15.24                  $    15.24                   $    17.53
                                                     ==========                  ==========                   ==========

Weighted average remaining
    contractual life at end of year                        2.49                        1.49                         0.70
                                                     ==========                  ==========                   ==========

The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:


                              1998           1999           2000
                           ----------     ----------     ----------

Risk-free interest rate          5.31%          5.62%          6.27%
Expected dividend yield             0%             0%             0%
Expected lives              3.4 years      3.7 years      3.6 years
Expected volatility                68%            88%           106%

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

The total fair value of options and warrants granted was computed to be approximately $892,000, $264,000, and $103,000 for the years ended December 31, 1998, 1999, and 2000, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $259,429, $344,006 and $264,058 for the years ended December 31, 1998, 1999 and 2000, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been reported as follows:


                                            1998            1999             2000
                                         ----------      ----------       ----------
     Net income (loss):

         As reported                     $  675,487      $ (277,612)      $ (320,902)
                                         ==========      ==========       ==========

         Pro forma                       $  544,529      $ (523,232)      $ (516,305)
                                         ==========      ==========       ==========

Net income (loss) per share, basic:

         As reported                     $      .43      $     (.18)      $     (.21)
                                         ==========      ==========       ==========

         Pro forma                       $      .35      $     (.34)      $     (.34)
                                         ==========      ==========       ==========

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

(10)   COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $1,480,939, $2,293,927 and $2,516,275 for the years ended December 31, 1998, 1999, and 2000 respectively. Rent expense for leases with related parties for the years ended December 31, 1998, 1999, and 2000 totaled $232,484, $172,100, and $46,442, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

                  Years ending December 31,
                     2001                                                                 $ 2,098,735
                     2002                                                                   1,790,783
                     2003                                                                   1,211,886
                     2004                                                                     789,327
                     2005                                                                     463,928
                     Thereafter                                                               584,070
                                                                                          -----------
                                                                                          $ 6,938,729
                                                                                          ===========

Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effects of these rent escalations on a straight-line basis over the lease terms.

       Litigation

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

(11)   INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2000, the Company has available tax net operating loss carryforwards of approximately $1.3 million which expire beginning in 2012.

Income tax expense (benefit) for the years ended December 31, consists of the following:


                                            1998            1999             2000
                                          ---------       ---------       ---------
Current:

   Federal                                $ 301,588       $      --       $      --
   State                                     29,271              --              --
   Utilization of net operating loss       (246,328)             --              --
                                          ---------       ---------       ---------
                                             84,531              --              --
                                          ---------       ---------       ---------
Deferred:
   Federal                                  235,060         (98,357)        (98,445)
   State                                     22,680         (12,830)        (14,311)
   Valuation allowance decrease            (213,800)             --              --
                                          ---------       ---------       ---------
                                             43,940        (111,187)       (112,756)
                                          ---------       ---------       ---------
Total income taxes                        $ 128,471       $(111,187)      $(112,756)
                                          =========       =========       =========

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of net income (loss) before taxes):


                                            1998             1999             2000
                                          ---------        ---------        ---------
Statutory federal income tax
   expense (benefit)                           34.0%           (34.0)%          (34.0)%
State income tax effect, net                    3.3             (3.3)            (3.3)
Effect of permanent differences -
   travel and entertainment expenses             .6              8.7             13.3
Valuation allowance, net change               (30.9)              --               --
Other                                           9.0               --             (2.0)
                                          ---------        ---------        ---------
                                               16.0%           (28.6)%          (26.0)%
                                          =========        =========        =========

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:


                                                        December 31,
                                               -------------------------------
                                                   1999               2000
                                               ------------       ------------
Deferred tax assets current:
    Accruals not currently deductible          $     43,879       $     29,437
    Allowance for doubtful accounts                  73,885             74,992
                                               ------------       ------------
                                                    117,764            104,429
Deferred tax assets long-term:
    Tax loss carryforwards                          365,179            467,808
    Benefit of AMT tax credit                       108,790            117,289
    Depreciation for tax under books                     --            150,433
                                               ------------       ------------
                                                    473,969            735,530
Deferred tax liabilities long-term:
    Intangible asset amortization for tax
       over books                                  (397,575)          (551,338)
    Depreciation for tax over books                 (18,293)                --
                                               ------------       ------------
                                                   (415,868)          (551,338)
                                               ------------       ------------
Net deferred tax asset                         $    175,865       $    288,621
                                               ============       ============

The Company is aware of the risk that the recorded deferred tax assets may not be realizable. However, management believes that it will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets.

(12)   BENEFIT PLANS

       Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 2% of each employee's compensation. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the years ended December 31, 1999 and 2000 the Company did not make any contributions to the plan. For the year ended December 31, 1998 the Company accrued $25,000 which was contributed to the plan during 1999 along with $15,000 related to the 1997 fiscal year.

         Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(13)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable and capital lease obligations are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 1999 and 2000.

(14)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:


                                                                                Net Income
                                             Contribution                        (Loss) Per
                                                From              Net            Share of
                                Net            Dental            Income           Common
                              Revenue          Offices           (Loss)       Stock (Diluted)
                            -----------      -----------       -----------    ----------------
1998 quarter ended:
   March 31, 1998           $ 4,651,337      $ 1,137,388       $    62,806       $       .05
   June 30, 1998              5,609,017        1,442,385           509,776               .29
   September 30, 1998         5,855,388        1,383,654           383,550               .22
   December 31, 1998          5,624,923          490,583          (280,645)             (.14)
                            -----------      -----------       -----------       -----------

                            $21,740,665      $ 4,454,010       $   675,487       $       .42
                            ===========      ===========       ===========       ===========


1999 quarter ended:
    March 31, 1999          $ 7,022,728      $ 1,597,851       $   298,639       $       .19
    June 30, 1999             7,166,534        1,050,817           (61,222)             (.04)
    September 30, 1999        7,406,488        1,123,541           (24,944)             (.01)
    December 31, 1999         6,957,364          355,469          (490,085)             (.32)
                            -----------      -----------       -----------       -----------

                            $28,553,114      $ 4,127,678       $  (277,612)      $      (.18)
                            ===========      ===========       ===========       ===========


2000 quarter ended:
    March 31, 2000          $ 7,802,571      $ 1,232,713       $    62,155       $       .04
    June 30, 2000             7,810,220        1,329,177           128,898               .09
    September 30, 2000        6,998,659          756,847          (168,935)             (.11)
    December 31, 2000         6,807,322          624,784          (343,020)             (.23)
                            -----------      -----------       -----------       -----------

                            $29,418,772      $ 3,943,521       $  (320,902)      $      (.21)
                            ===========      ===========       ===========       ===========


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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of shareholders to be held on or about June 7, 2001 and is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets -
                           December 31, 1999 and 2000

                  Consolidated Statements of Operations -
                           Years ended December 31, 1998, 1999 and 2000

                  Consolidated Statements of Shareholders' Equity - Years ended
                           December 31, 1998, 1999 and 2000

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 1998, 1999 and 2000

                  Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

                  Report of Independent Public Accountants on Schedule

                  II - Valuation and Qualifying Accounts -
                           Three Years Ended December 31, 2000

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)      Reports on Form 8-K:

         None

(c)      Exhibits:


 EXHIBIT
 NUMBER             DESCRIPTION
 ------             -----------
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


 EXHIBIT
 NUMBER             DESCRIPTION
 ------             -----------
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


 EXHIBIT
 NUMBER             DESCRIPTION
 ------             -----------
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

10.35     Sixth Amendment to Loan Document dated September 20, 1999 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed with the Securities and Exchange
          Commission on November 15, 1999.

10.36     Seventh Amendment to Loan Document dated March 24, 2000 between the
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.36 of the Company's Form 10-K for the annual period ended December 31, 1999 filed with the Securities and Exchange
          Commission on March 30, 2000.

10.37     Eighth Amendment to Loan Document dated September 29, 2000 between
          Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.37 of the Company's Form 10-Q for the quarterly period ended September 30, 2000 filed with the Securities and Exchange
          Commission on November 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation


/s/ Frederic W.J. Birner               Chairman of the Board, Chief Executive                          March 22, 2001
-------------------------------------  Officer and Director (Principal Executive
Frederic W.J. Birner                   Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frederic W.J. Birner               Chairman of the Board, Chief Executive                          March 22, 2001
-------------------------------------  Officer and Director (Principal Executive
Frederic W.J. Birner                   Officer)




/s/ Mark A. Birner                     President and Director                                          March 22, 2001
-------------------------------------
Mark A. Birner, D.D.S.



/s/ Dennis N. Genty                    Chief Financial Officer, Secretary,                             March 22, 2001
-------------------------------------  Treasurer and Director (Principal
Dennis N. Genty                        Financial and Accounting Officer)



                                       Director
-------------------------------------
James M. Ciccarelli



                                       Director
-------------------------------------
Steven M. Bathgate

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Birner Dental Management Services, Inc. included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP

Denver, Colorado,
March 2, 2001.

            Birner Dental Management Services, Inc. and Subsidiaries
                          Financial Statement Schedule
                     II - Valuation and Qualifying Accounts

                                             Column C - Additions
                                             --------------------
                    Column B
                   Balance at       Charged to         Charged to                            Column E
  Column A        beginning of      costs and            other           Column D         Balance at end
Description          period          expenses          accounts *       Deductions**         of period
------------      ------------      ------------      ------------      ------------      --------------
        2000      $    306,469      $      2,963      $         --      $   (108,385)      $    201,047
        1999      $    296,911      $     42,261      $    158,114      $   (190,817)      $    306,469
        1998      $     97,746      $     58,069      $    141,096      $         --       $    296,911


*  Allowance recorded, as the result of accounts receivable acquired.
** Charges to the account are for the purpose for which the reserves were created.