Form 10-Q
period 2001-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2001-05-14
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 2001
                                                --------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from
                                            -------------  to  -----------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                84-1307044
-----------------------------------------------        -------------------------
 (State or other jurisdiction of incorporation            (IRS Employer
                or organization)                       Identification No.)


               3801 EAST FLORIDA AVENUE, SUITE 508
                        DENVER, COLORADO                             80210
----------------------------------------------------------------- --------------
            (Address of principal executive offices)               (Zip Code)

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

Yes      X     No
     --------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                 Shares Outstanding as of May 9, 2001
  -----------------------------------         ------------------------
       Common Stock, without par value              1,506,705

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                            Page
                                                                          ----

         Condensed Consolidated Balance Sheets as of December 31, 2000
         And March 2001 (unaudited)                                      3

         Unaudited  Condensed  Consolidated  Statements  of  Operations
         for the Quarters Ended March 31, 2000 and 2001                  4

         Unaudited Condensed Statement of Shareholders' Equity           5

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2000 and 2001              6

         Unaudited Notes to Condensed Consolidated Financial Statements  8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                              10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     17


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                              18

Item 6.   Exhibits and Reports on Form 8-K                               18

Signatures                                                               19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,         March, 31,
                                     ASSETS                                               2000                2001
                                                                                                          (Unaudited)

CURRENT ASSETS:
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                     $     691,417        $     909,673
    Accounts receivable, net of allowance for doubtful accounts of $201,047 and $190,925 at December 31, 2000 and
       March 31, 2001, respectively                                                   3,871,818            4,162,777
    Current portion of notes receivable - related parties                               214,112              201,239
    Deferred income taxes                                                               104,429              104,429
    Income tax receivable                                                                87,000               87,000
    Prepaid expenses and other assets                                                   339,938              685,185
                                                                                   ------------          -----------
              Total current assets                                                    5,308,714            6,150,303

PROPERTY AND EQUIPMENT, net                                                           6,967,914            6,686,553

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,693,092           13,538,565
    Deferred charges and other assets                                                   179,156              169,574
    Deferred tax asset, net                                                             184,192              184,192
                                                                                   ------------         ------------
              Total assets                                                          $26,333,068          $26,729,187
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  2,897,043         $  3,762,743
    Current maturities of long-term debt                                                154,666              138,938
                                                                                   ------------         ------------
              Total current liabilities                                               3,051,709            3,901,681

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         6,681,623            6,394,956
    Other long-term obligations                                                         128,820              136,877
                                                                                   ------------         ------------
              Total liabilities                                                       9,862,152           10,433,514
                                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 shares issued and
       outstanding                                                                   16,855,661           16,855,661
    Accumulated deficit                                                                (384,745)            (559,988)
                                                                                   ------------         ------------
Total shareholders' equity                                                           16,470,916           16,295,673
                                                                                   ------------         ------------

              Total liabilities and shareholders' equity                            $26,333,068          $26,729,187
                                                                                    ===========          ===========




              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    Quarters Ended

                                                                                                        March 31,
                                                                                                2000                2001

------------------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                              $ 7,802,571       $ 7,714,671
DIRECT EXPENSES:
    Clinical salaries and benefits                                                         3,099,470         3,293,363
    Dental supplies                                                                          498,359           472,390
    Laboratory fees                                                                          743,595           623,399
    Occupancy                                                                                791,791           814,026
    Advertising and marketing                                                                 88,948            82,504
    Depreciation and amortization                                                            577,791           612,941
    General and administrative                                                               769,904           777,586
                                                                                           ----------       ----------
                                                                                           6,569,858         6,676,209
                                                                                           ----------       ----------
Contribution from dental offices                                                           1,232,713         1,038,462
Corporate expenses:
    General and administrative                                                               892,988           973,269
    Depreciation and amortization                                                             81,832            82,486
                                                                                           ----------       ----------
Operating income (loss)                                                                      257,893           (17,293)
Interest expense, net                                                                       (158,763)         (157,950)
                                                                                           ----------       ----------
Income (loss) before income taxes                                                             99,130          (175,243)
Income tax expense                                                                           (36,975)               -
                                                                                           ----------       ----------
Net income (loss)                                                                       $     62,155       $  (175,243)
                                                                                           ==========       ==========




Net income (loss) per share of Common Stock:
     Basic                                                                              $         .04      $      (.12)
                                                                                           ==========       ==========
     Diluted                                                                            $         .04      $      (.12)
                                                                                           ==========       ==========

Weighted average number of shares of Common Stock and dilutive securities:
     Basic                                                                                  1,532,954        1,506,705
                                                                                         ============       ==========
     Diluted                                                                                1,534,544        1,506,705
                                                                                         ============       ==========












              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                   -------------------------------
                                                                                                            Total
                                                            Common Stock             Accumulated        Shareholders'
                                                       Shares          Amount          Deficit              Equity
BALANCES, December 31, 2000                           1,506,705      $ 16,855,661       $ (384,745)        $ 16,470,916

   Net Loss                                                   -                 -         (175,243)            (175,243)

BALANCES, March 31, 2001                              1,506,705      $ 16,855,661       $ (559,988)         $16,295,673
                                                      =========      ============   ===============         ===========

































              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Quarters Ended
                                                                                                     March 31,
                                                                                            2000                 2001

------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $     62,155         $  (175,243)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                    659,623             695,427
          Loss on sale of property                                                               -               1,254
          Provision for doubtful accounts                                                    1,554              10,122
          Provision for deferred income taxes                                               36,975                   -
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (245,150)           (301,081)
          Prepaid expense, income tax receivable and other assets                         (215,620)           (335,665)
          Accounts payable and accrued expenses                                            274,767             865,700
          Other long-term obligations                                                       10,049               8,057
                                                                                       -----------         -----------
    Net cash provided by operating activities                                              584,353             768,571
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                    (172,793)             12,873
    Capital expenditures                                                                  (210,306)           (260,793)
    Acquisition of dental offices                                                          (54,728)                  -
                                                                                       -----------         -----------
    Net cash used in investing activities                                                 (437,827)           (247,920)
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) - line of credit                                           300,000            (260,000)
    Repayment of long-term debt                                                            (48,658)            (42,395)
                                                                                       -----------         -----------
    Net cash provided by (used in) financing activities                                    251,342            (302,395)
                                                                                       -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  397,868             218,256
CASH AND CASH EQUIVALENTS, beginning of period                                             806,954             691,417
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                             $   1,204,822         $   909,673
                                                                                     ==============        ===========















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Quarters Ended
                                                                                                  March 31,
                                                                                        2000                2001

-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $       144,207       $    160,145
                                                                                     ===============       ============

       Cash paid during the period for income taxes                                  $           -         $          -
                                                                                     ==============        =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Liabilities assumed or incurred through acquisitions:
          Notes payable                                                              $        54,000        $         -
                                                                                     ===============        ============

























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ------------------------------------------------------

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2000.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.



(2)    EARNINGS PER SHARE
       -----------------

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                      Quarter Ended March 31,
                                                                      ----------------------
                                                           2000                                     2001
                                                           ----                                     -----
                                                                     Per Share                                Per Share
                                            Income        Shares       Amount       (Loss)       Shares        Amount

Basic EPS:
   Net income (loss) available to
     shares of Common Stock                 $ 62,155     1,532,954   $ .04        $  (175,243)   1,506,705  $ (.12)

   Effect of dilutive shares of
   Common Stock from stock options
   and warrants                                    -         1,590       -                -            -         -

Diluted EPS:
                                           ---------    ----------   -----        -----------   ----------  -------
   Net income (loss) available to
      shares of Common Stock                $ 62,155     1,534,544   $ .04        $  (175,243)   1,506,705  $ (.12)
                                            =========    =========   =====        ===========    =========  =======

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for 2000 relates to the effect of 1,590 of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings per share for the quarter ended March 31, 2001 since they were anti-dilutive as a result of the Company's net loss for the period. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 212 for the quarter ended March 31, 2001.

(3)      LINE OF CREDIT
         --------------

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") or at an adjusted London Interbank Offered Rate ("LIBOR") (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At March 31, 2001, the Company had approximately $8.1 million available and approximately $6.2 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2001 the Company was in compliance with all covenants required by the Credit Facility.

(4)    SHAREHOLDERS' EQUITY
       -------------------

The Company received notice from NASDAQ that the Company did not comply with the requirements for continued listing on the NASDAQ National Market System. In order to satisfy NASDAQ's listing requirements for the NASDAQ SmallCap Market, effective February 26, 2001, the Company's Shareholders approved a reverse stock split of between one-for-three and one-for-five and the Company's Board of Directors set the ratio at one-for four. The SmallCap Market's maintenance standards, among other things, require the Company to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholders who own 100 shares of common Stock or more; and 4) a minimum bid price of at least $1.00 per share. All shares, share prices and earnings per share calculations for prior periods have been restated to reflect this reverse stock split.

(5)    RECENT ACCOUNTING PROUNCEMENTS
       ------------------------------

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

(6)      INCOME TAXES
         -------------

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2000, the Company has available tax net operating loss carryforwards of approximately $1.3 million, which expire beginning in 2012.

The Company is aware of the risk that the recorded deferred tax assets may not be realizable. However, management believes that it will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. The Company believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. For the quarter ended March 31, 2001, the Company did not record an income tax benefit due to the operational fluctuations that occur in its business on a monthly basis and because it believes that the deferred tax assets currently recorded are materially correct.

 (7)   SUBSEQUENT EVENTS
       ------------------

On April 30, 2001 the Company consolidated two of its Denver, Colorado practices into one office.

On April 30, 2001 the Company acquired the remaining 50% interest in Perfect Teeth/Alice P.C. for a total purchase price of $869,006. The consideration consisted of $435,006 in cash and $434,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in this Office.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (as filed with the Securities Exchange Commission on March 29, 2001), the "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2001" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the three months ended March 31, 2000 and 2001. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


Overview


The Company was formed in May 1995, and as of March 31, 2001 managed 56 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 12 specialists. The Company has acquired 42 Offices (four of which were consolidated into existing Offices) and opened 18 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of exsisting physical capacity through recruiting more dentists and support staff. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1997 through March 31, 2001, including the number of de novo Offices and acquired Offices in each such period.

                                             1997            1998            1999           2000         2001 (1)
                                             ----            ----            ----           ----         ----
Offices at beginning of the period           18               34              49             54            56
De novo Offices                               1                5               5              2             0
Acquired Offices                             15               10               1              0             0
Consolidation of Offices                      0                0              (1)             0             0
                                            ----             ----            ----           ----         ----
Offices at end of the period                 34               49              54             56            56


(1)      From January 1, 2001 through March 31, 2001.


The combined purchase amounts for the 31 practices acquired through 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $10.1 million, $6.0 million, and $760,000 respectively. The average initial investment by the Company in each of its 18 de novo Offices has been approximately $206,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The five de novo offices opened prior to January 1997 and the 11 de novo Offices opened between January 1997 and December 1999 began generating positive contribution from dental offices, on average, within six months of opening. Of the two de novo Offices opened in 2000, one began generating positive contribution from dental offices within four months of opening. The Company's remaining de novo Office, which has been open for six months, has not generated positive contribution from dental offices as of the date of this Quarterly Report.

At March 31, 2001, the Company's total assets of approximately $26.7 million included approximately $13.5 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $16.3 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Under the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies,
(iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things (i) hiring all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Because the Company consolidates the financial statements of the P.C.'s with its financial statements, these loans are eliminated in consolidation.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume of existing Offices through effective marketing and advertising programs. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.


Results of Operations

As a result of the shift in focus from expansion of the Company's business through acquisitions and the development of de novo Offices to the greater utilization of existing physical capacity through the recruitment of additional dentists and staff, the period-to-period comparisons set forth below may not be representative of future operating results.

For the three months ended March 31, 2001, Revenue increased to $11.0 million from $10.9 million for the three months ended March 31, 2000, an increase of $67,000 or 0.6%. Revenue at the 54 Offices in existence during both full periods decreased to $10.8 million in 2001 from $10.9 million in 2000, a decrease of $87,000 or 0.8%. This decrease was offset by an increase in Revenue of $154,000 attributable to the two Offices which were opened in March and October of 2000.

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

                                                Quarters Ended March 31,
                                                  2000             2001
                                                  ----             ----


Net revenue                                      100.0 %           100.0 %
Direct expenses:
     Clinical salaries and benefits               39.7 %            42.7 %
     Dental supplies                               6.4 %             6.1 %
     Laboratory fees                               9.5 %             8.1 %
     Occupancy                                    10.2 %            10.5 %
     Advertising and marketing                     1.1 %             1.1 %
     Depreciation and amortization                 7.4 %             7.9 %
     General and administrative                    9.9 %            10.1 %
                                                 -----             -----
                                                  84.2 %            86.5 %
                                                  ----              ----
Contribution from dental offices                  15.8 %            13.5 %

Corporate expenses:
     General and administrative                   11.4 %            12.6 %
     Depreciation and amortization                 1.1 %             1.1 %
                                                 -----             -----
Operating income (loss)                            3.3 %            (0.2) %
Interest expense, net                             (2.0)%            (2.1)%
                                                 -----             -----
Income (loss) before income taxes                  1.3 %            (2.3) %
Income tax expense                                (0.5)%            (0.0)%
                                                 -----             -----
Net income (loss)                                  0.8 %            (2.3) %
                                                 =====            ======




Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

Net revenue. For the three months ended March 31, 2001 net revenue decreased to $7.7 million compared to $7.8 million for the three months ended March 31, 2000, a decrease of approximately $88,000, or 1.1%. Net revenue at the 54 Offices managed by the Company which were in existence for both first quarter periods decreased to $7.6 million for the first quarter of 2001 compared to $7.8 million for the first quarter of 2000, a decrease of approximately $177,000, or 2.3%. This decrease was primarily due to 1) the higher amounts retained by dental offices for compensation paid by the professional corporations to dentists and hygienists resulting from the shift in the Company's revenue mix from managed care to fee-for-service and the corresponding higher labor costs associated with this fee-for-service business, and 2) the higher cost of doing business in a tight labor market. This amount increased due to the shift in revenues from managed dental care plans to fee-for-service business. This decrease was partially offset by an increase in net revenue of $89,000 attributable to the two Offices that were opened during the period from January 1, 2000 through March 31, 2001.

Clinical  salaries  and  benefits.  For the three  months  ended  March 31, 2001 clinical salaries and benefits increased to $3.3 million compared to $3.1 million for the three months ended March 31, 2000, an increase of $194,000 or 6.3%. This increase was primarily due to the increased number of Offices open during the 2000 period and the corresponding addition of non-dental personnel as well as the Company's annual compensation increase, which took effect on July 1, 2000. As a percentage of net revenue, clinical salaries and benefits increased to 42.7% for the three months ended March 31, 2001 compared to 39.7% for the three months ended March 31, 2000.

Dental supplies. For the three months ended March 31, 2001 dental supplies decreased to $472,000 compared to $498,000 for the three months ended March 31, 2000, a decrease of $26,000 or 5.2%. As a percentage of net revenue, dental supplies decreased to 6.1% for the three months ended March 31, 2001 compared to 6.4% for the three months ended March 31, 2000.

Laboratory fees. For the three months ended March 31, 2001 laboratory fees decreased to $623,000 compared to $744,000 for the three months ended March 31, 2000, a decrease of $120,000 or 16.2%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 8.1% for the three months ended March 31, 2001 compared to 9.5% for the three months March 31, 2000.

Occupancy. For the three months ended March 31, 2001 occupancy expense increased to $814,000 compared to $792,000 for the three months ended March 31, 2000, an increase of $22,000 or 2.8%. This increase was primarily due to incremental occupancy expenditures related to the increased number of Offices open during the 2001 period in addition to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2000 period. As a percentage of net revenue, occupancy expense increased to 10.6% for the three months ended March 31, 2001 compared to 10.2% for the three months ended March 31, 2000.

Advertising and marketing. For the three months ended March 31, 2001 advertising and marketing decreased to $83,000 compared to $89,000 for the three months ended March 31, 2000, a decrease of $6,000 or 7.2%. As a percentage of net revenue, advertising and marketing remained constant at 1.1% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Depreciation and amortization. For the three months ended March 31, 2001 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $613,000 compared to $578,000 for the three months ended March 31, 2000, an increase of $35,000 or 6.1%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's growth in terms of number of Offices, upgrades to existing Offices and addition of equipment to older Offices. As a percentage of net revenue, depreciation and amortization increased to 7.9% for the three months ended March 31, 2001 compared to 7.4% for the three months ended March 31, 2000. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and the addition of equipment to older Offices.

General and administrative. For the three months ended March 31, 2001 general and administrative, which is attributable to the Offices, increased to $778,000 compared to $770,000 for the three months ended March 31, 2000, an increase of approximately $8,000 or 1.0%. As a percentage of net revenue, general and administrative expenses increased to 10.1% for the three months ended March 31, 2001 compared to 9.9% during the three months ended March 31, 2000.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $1.0 million for the three months ended March 31, 2001 compared to $1.2 million for the three months ended March 31, 2000, a decrease of $194,000 or 15.8%. As a percentage of net revenue, contribution from dental offices decreased to 13.5% for the three months ended March 31, 2001 compared to 15.8% for the three months ended March 31, 2001

Corporate expenses - general and administrative. For the three months ended March 31, 2001 corporate expenses - general and administrative increased to $973,000 compared to $893,000 for the three months ended March 31, 2000, an increase of $80,000 or 9.0%. This increase is attributable to higher legal fees and computer operations and maintenance expenses offset, in part, by lower employee salaries and contract labor. As a percentage of net revenue, corporate expense - general and administrative increased to 12.6% for the three months ended March 31, 2001 compared to 11.4% during the three months ended March 31, 2000.

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2001 corporate expenses - depreciation and amortization remained constant at $82,000 as compared to the three months ended March 31, 2000. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Operating income (loss). As a result of the above, the Company incurred an operating loss of $(17,000) for the three months ended March 31, 2001 compared to operating income of $258,000 for the three months ended March 31, 2000, a decrease of $275,000.

Interest expense, net. For the three months ended March 31, 2001 interest expense decreased to $158,000 compared to $159,000 for the three months ended March 31, 2000, a decrease of $1,000 or 0.5%. This decrease in interest expense is attributable to a lower average interest rate as well as a lower average outstanding debt balance. As a percentage of net revenue, interest expense increased to 2.1% for the three months ended March 31, 2001 compared to 2.0% for the three months ended March 31, 2000.

Net income (loss). As a result of the above, the Company's incurred a net loss of $(175,000) for the three months ended March 31, 2001 compared to net income of $62,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $584,000 and $769,000 for the three months ended March 31, 2000 and 2001, respectively. During the 2001 period, excluding the net loss and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $866,000 partially offset by an increase in accounts receivable of approximately $301,000 and an increase in prepaid expense, income tax receivable and other assets of approximately $336,000. Net cash provided by operating activities during the 2000 period, excluding net income and after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $275,000 offset by an increase in accounts receivable of approximately $245,000 and an increase in prepaid expense, income tax receivable and other assets of approximately $216,000.

Net cash used in investing activities was approximately $438,000 and $248,000 for the three months ended March 31, 2000 and 2001, respectively. For the three months ended March 31, 2001, approximately $261,000 was invested in the purchase of additional property and equipment which was partially offset by approximately $13,000 relating to the repayment of notes receivable from related parties. During the three month period ended March 31, 2000, approximately $55,000 was utilized for acquisitions, approximately $210,000 was invested in the purchase of additional property and equipment and approximately $173,000 was related to the issuance of notes receivable from related parties.

Net cash provided by financing activities was approximately $251,000 for the three months ended March 31, 2000 and net cash used in financing activities was approximately $302,000 for the three months ended March 31, 2001. During the three months ended March 31, 2001, net cash used in financing activities was comprised of approximately $260,000 used to reduce the amount outstanding on the Company's bank line of credit and approximately $42,000 for the repayment of long-term debt. During the three months ended March 31, 2000, net cash provided by financing activities was comprised of approximately $300,000 of net borrowings under the Company's line of credit offset, in part, by approximately $49,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances will bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated EBITDA) or at an adjusted LIBOR rate (LIBOR plus a rate margin ranging from 1.5% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At March 31, 2001, the Company had approximately $1.9 million available and $6.2 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2001 the Company was in full compliance with all of its covenants under this agreement.

At March 31, 2001, the Company had outstanding indebtedness of approximately $311,894 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 9.0%. The Company's material commitments for capital expenditures total approximately $1.1 million which includes the acquisition of controlling interest in two existing Offices scheduled to occur during the second and fourth quarters of 2001. The Company anticipates that these capital expenditures will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of March 31, 2001 was approximately $560,000 and the Company had working capital on that date of approximately $2.2 million.

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

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During 2000, the Company, in 18 separate transactions, purchased approximately 26,300 shares of Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. At March 31, 2001 approximately $37,000 remains available under this Board of Directors approved program.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of March 31, 2001, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At March 31, 2001, $6.2 million was outstanding under the LIBOR option with an interest rate of 7.375% (LIBOR plus 2.25%) and $22,000 was outstanding with an interest rate of 9.0% (prime plus 1.0%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 0.5% increase in the Company's interest rate would result in additional interest expense of approximately $8,400 for the three months ended March 31, 2001.

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


(a)   Exhibits
        None
(b)   Reports on Form 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation


Date:  May 14, 2001                 By:    /s/ Frederic W.J. Birner
                                       -----------------------------------------
                                    Name:   Frederic W.J. Birner
                                    Title:  Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Date:  May 14, 2001                 By:     /s/ Dennis N. Genty
                                       -----------------------------------------
                                    Name:   Dennis N. Genty
                                    Title:  Chief Financial Officer,
                                            Secretary, Treasurer and Director
                                           (Principal Financial and
                                            Accounting Officer)