Form 10-Q
period 2001-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2001-08-10
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           June 30, 2001
                                                -------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                            ----------------    ----------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                      84-1307044
-----------------------------------------------             --------------------
 (State or other jurisdiction of incorporation                  (IRS Employer
                or organization)                             Identification No.)


               3801 EAST FLORIDA AVENUE, SUITE 508
                        DENVER, COLORADO                        80210
------------------------------------------------------ -------------------------
            (Address of principal executive offices)           (Zip Code)

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

Yes      X     No
     --------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Shares Outstanding as of August 7, 2001
------------------------------------     ---------------------------------------
    Common Stock, without par value                        1,506,705

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                                 Page
                                                                                                               ----

              Condensed Consolidated Balance Sheets as of December 31, 2000
           And June 30, 2001 (unaudited)                                                                       3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           And Six Months Ended June 30, 2000 and 2001                                                         4

         Unaudited Condensed Statement of Shareholders' Equity                                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 2001                                                                      6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          19


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   21

Item 4.    Submission of Matters to a Vote of Security Holders                                                21

Item 6.   Exhibits and Reports on Form 8-K                                                                    21

Signatures                                                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,          June 30,
                                     ASSETS                                               2000                2001
                                                                                                          (Unaudited)

CURRENT ASSETS:
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                     $     691,417        $     987,438
    Accounts receivable, net of allowance for doubtful accounts of $201,047 and $210,536 at December 31, 2000 and
       June 30, 2001, respectively                                                    3,871,818            3,650,995
    Current portion of notes receivable - related parties                               214,112              201,239
    Deferred income taxes                                                               104,429              104,429
    Income tax receivable                                                                87,000               87,000
    Prepaid expenses and other assets                                                   339,938              620,070
                                                                                   ------------          -----------
              Total current assets                                                    5,308,714            5,651,171

PROPERTY AND EQUIPMENT, net                                                           6,967,914            6,206,768

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,693,092           14,252,262
    Deferred charges and other assets                                                   179,156              161,287
    Deferred tax asset, net                                                             184,192              184,192
                                                                                   ------------         ------------
              Total assets                                                          $26,333,068          $26,455,680
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  2,897,043         $  3,306,143
    Current maturities of long-term debt                                                154,666            6,095,136
                                                                                   ------------         ------------
              Total current liabilities                                               3,051,709            9,401,279

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         6,681,623              495,834
    Other long-term obligations                                                         128,820              144,556
                                                                                   ------------         ------------
              Total liabilities                                                        9,862,152          10,041,669
                                                                                   -------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 shares issued and
       outstanding                                                                   16,855,661           16,855,661
    Accumulated deficit                                                                (384,745)            (441,650)
                                                                                   ------------         ------------
              Total shareholders' equity                                             16,470,916           16,414,011
                                                                                   ------------         ------------

              Total liabilities and shareholders' equity                            $26,333,068          $26,455,680
                                                                                    ===========          ===========







              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Quarters Ended                 Six Months Ended
                                                                   June 30,                        June 30,
                                                              -----------------             --------------------
                                                             2000           2001             2000             2001

------------------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                             $ 7,810,220     $ 7,518,664     $15,612,791       $15,233,335
DIRECT EXPENSES:
    Clinical salaries and benefits                       2,989,344       3,055,754         6,088,814         6,349,117
    Dental supplies                                        513,051         441,578         1,011,410           913,968
    Laboratory fees                                        714,469         649,184         1,458,064         1,272,583
    Occupancy    823,022                                   828,835       1,614,813         1,642,861
    Advertising and marketing                               70,630          98,636           159,578           181,140
    Depreciation and amortization                          601,417         612,821         1,179,208         1,225,762
    General and administrative                             769,110         791,216         1,539,014         1,568,802
                                                       -----------     -----------       -----------       -----------
                                                         6,481,043       6,478,024        13,050,901        13,154,233
                                                         ---------       ---------         ---------         ---------
Contribution from dental offices                         1,329,177       1,040,640         2,561,890         2,079,102

Corporate Expenses:
    General and administrative                             882,760         720,125         1,775,748         1,693,394
    Depreciation and amortization                           84,670          82,766           166,502           165,252
                                                       -----------     -----------       -----------       -----------

Operating income 361,747                                   237,749         619,640           220,456

Interest expense, net                                     (156,106)       (119,411)         (314,869)         (277,361)
                                                       -----------     -----------       -----------       -----------
Income (loss) before income taxes                          205,641         118,338           304,771           (56,905)
Income tax expense                                         (76,743)              -          (113,718)                -
                                                       -----------     -----------       -----------       -----------

Net income (loss)                                    $     128,898    $    118,338      $    191,053   $       (56,905)
                                                      ============     ===========       ===========    ==============

Net income (loss) per share of Common Stock:
    Basic                                           $          .08    $        .08      $        .12   $          (.04)
                                                       ===========     ===========       ===========     =============
    Diluted                                         $          .08   $         .08      $        .12  $           (.04)
                                                       ===========     ===========       ===========      ============


Weighted average number of shares of Common Stock and dilutive securities:
    Basic                                                1,532,561       1,506,705         1,532,758         1,506,705
                                                         =========       =========         =========         =========
    Diluted                                              1,534,508       1,506,799         1,534,092         1,506,705
                                                         =========       =========         =========         =========












              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)






                                                                                                                 Total
                                                            Common Stock               Accumulated           Shareholders'
                                                        Shares         Amount            Deficit                Equity
                                                        ------         ------            -------                ------
BALANCES, December 31, 2000                           1,506,705      $ 16,855,661       $ (384,745)        $ 16,470,916

   Net Loss                                                   -                 -          (56,905)             (56,905)

BALANCES, June 30, 2001                               1,506,705      $ 16,855,661       $ (441,650)        $ 16,414,011
                                                      =========      ============   ===============         ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                            2000                 2001

-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $     191,053          $  (56,905)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,345,710           1,391,014
          Loss on sale of property                                                               -               3,660
          Provision for doubtful accounts                                                   16,736               9,489
              Changes in assets and liabilities, net of effects from
       acquisitions:
          Accounts receivable                                                             (117,666)            211,334
          Prepaid expense, income tax receivable and other assets                               68            (262,263)
          Accounts payable and accrued expenses                                            (27,456)            409,100
          Other long-term obligations                                                       20,475              15,736
                                                                                       -----------         -----------
    Net cash provided by operating activities                                            1,428,920           1,721,165
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                     (82,045)             12,873
    Capital expenditures                                                                  (422,394)           (327,855)
    Development of new dental offices                                                     (222,273)                  -
    Acquisition of dental offices                                                          (68,993)           (430,843)
                                                                                       -----------         ------------
    Net cash used in investing activities                                                 (795,705)           (745,825)
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments - line of credit                                                       (386,000)           (582,000)
    Repayment of long-term debt                                                            (90,965)            (97,319)
    Purchase and retirement of Common Stock                                                 (9,825)                  -
                                                                                       -----------         -----------
    Net cash used in financing activities                                                 (486,790)           (679,319)
                                                                                       ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  146,425             296,021
CASH AND CASH EQUIVALENTS, beginning of period                                             806,954             691,417
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                               $   953,379         $   987,438
                                                                                       ===========         ===========















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                        2000                      2001



SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:


       Cash paid during the period for interest                                      $       317,295       $    298,929
                                                                                     ===============       ============

       Cash paid during the period for income taxes                                  $             -       $          -
                                                                                     ================     =============


SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                              $           -         $    434,000
                                                                                     ==============        =============






























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.



(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                       Quarters Ended June 30,
                                                        2000                                     2001
                                                                    Per Share                              Per Share
                                           Income        Shares       Amount       Income       Shares        Amount

Basic EPS:
------------------------------------------------------------------------------------------------------------------------------------
   Net income available to
     shares of Common Stock                $ 128,898     1,532,561   $ .08         $  118,338    1,506,705   $ .08

   Effect of dilutive shares of Common
Stock from stock options
and warrants                                       -         1,947       -               -              94      -

Diluted EPS:
                                           ---------    ----------   -----        -----------    ----------  ----
   Net income available to
      shares of Common Stock               $ 128,898     1,534,508   $ .08         $  118,338    1,506,799   $ .08
                                           ==========    =========   =====         ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2000 and 2001 relates to the effect of 1,947 and 94, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.



                                                                        Six Months Ended June 30,
                                                            2000                                     2001
                                                                      Per Share                              Per Share
                                             Income        Shares       Amount       (Loss)       Shares        Amount

Basic EPS:
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) available to
     shares of Common Stock                $ 191,053     1,532,758   $ .12         $  (56,905)   1,506,705  $ (.04)

   Effect of dilutive shares of Common
Stock from stock options
and warrants                                       -         1,334      -                   -            -      -

Diluted EPS:
                                           ---------    ----------    -----        -----------   ---------   ----
   Net income (loss) available to
      shares of Common Stock               $ 191,053     1,534,092   $ .12         $  (56,905)   1,506,705  $ (.04)
                                           ==========    =========   =====         ==========    =========  ======

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six month period ended June 30, 2000 relates to the effect of 1,334 of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings per share for the six month period ended June 30, 2001 since they were anti-dilutive as a result of the Company's net loss for the period. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 1,743 for the six month period ended June 30, 2001.

(3)      LINE OF CREDIT
         --------------

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") or at an adjusted London Interbank Offered Rate ("LIBOR") (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At June 30, 2001, the Company had approximately $7.8 million available and $5.9 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. As a result of the Company's Credit Facility maturing on April 30, 2002, the entire amount outstanding under the Company's Credit Facility has been classified as a short-term liability. As a result of this reclassification, the Company was not in compliance with the Credit Facility's current ratio covenant of at least 1.25 to 1.0 at June 30, 2001. The sole reason for non-compliance was due to the classification of the entire amount outstanding under the Credit Facility as a short-term liability. The Company's lender waived this covenant for the quarter ended June 30, 2001 due to the sole reason for non-compliance. At June 30, 2001, the Company was in compliance with all covenants required by the Credit Facility. The Company is currently evaluating a proposed restructuring of the Credit Facility by its current lender. Under this proposed restructuring, a portion of the total amount outstanding under the current Credit Facility would be converted to a term loan.

(4)    SHAREHOLDERS' EQUITY

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

 (5)   RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In September 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS
133. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS 133 and SFAS 138 did not have a material impact to the Company.

In July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which replace Accounting Principle Board Opinion Nos. 16, "Business Combinations," and 17, "Intangible Assets," respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. Prior to the adoption of SFAS No. 142, impairment was recognized according to the undiscounted cash flow test per SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company does not expect the adoption of SFAS No. 141 and No. 142 to have a material impact on the Company's financial condition or results of operations.

(6)      INCOME TAXES
         -------------

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2000, the Company had available tax net operating loss carryforwards of approximately $1.3 million, which expire beginning in 2012.

The Company is aware of the risk that the recorded deferred tax assets may not be realizable. However, management believes that it will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company's anticipated profitability. The Company believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. For the quarter and six month periods ended June 30, 2001, the Company did not record an income tax provision or benefit.

(7)      ACQUISITIONS

On April 30, 2001 the Company acquired the remaining 50% interest in Perfect Teeth/Alice P.C. for a total purchase price of $869,006. The consideration consisted of $435,006 in cash and $434,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in this Office.

(8)    SUBSEQUENT EVENTS
       ------------------

On July 31, 2001 the Company consolidated two of its Colorado Springs, Colorado practices into one Office.


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

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2000 and 2001. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


Overview


The Company was formed in May 1995, and as of June 30, 2001 managed 55 Offices in Colorado, New Mexico and Arizona staffed by 72 general dentists and 10 specialists. The Company has acquired 42 Offices (five of which were consolidated into existing Offices) and opened 18 de novo Offices. Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1997 through June 30, 2001, including the number of de novo Offices and acquired Offices in each such period.

                                       1997   1998      1999    2000    2001 (1)
Offices at beginning of the period     18       34        49      54        56
De novo Offices                         1        5         5       2         0
Acquired Offices                       15       10         1       0         0
Consolidation of Offices                0        0        (1)      0        (1)
Offices at end of the period           34       49        54      56        55

================================================================================
(1)      From January 1, 2001 through June 30, 2001.


The combined purchase amounts for the 31 practices acquired through 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $10.1 million, $6.0 million, and $760,000 respectively. The average initial investment by the Company in each of its 18 de novo Offices has been approximately $206,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The five de novo offices opened prior to January 1997 and the 11 de novo Offices opened between January 1997 and December 1999 began generating positive contribution from dental offices, on average, within six months of opening. Of the two de novo Offices opened in 2000, one began generating positive contribution from dental offices within four months of opening. The Company's remaining de novo Office, which has been open for nine months, has not generated positive contribution from dental offices as of the date of this Quarterly Report.

At June 30, 2001, the Company's total assets of approximately $26.5 million included approximately $14.3 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $16.4 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


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

Results of Operations

The improvement from a loss in the first quarter of 2001 to profitability in the second quarter of 2001 is the direct result of cost reductions implemented in May and June of this year. These cost reductions are expected to result in approximately $900,000 in annual savings for the Company and are primarily the result of personnel reductions at the corporate level. The full impact of these cost savings will not be realized until the third quarter of 2001. During 2001, the Company has consolidated two offices with other nearby facilities and will continue to evaluate the viability of consolidating certain offices as leases expire. These consolidations allow for more efficient utilization of the facilities and reduce overall costs and personnel requirements. As a result of the shift in focus from expansion of the Company's business through acquisitions and the development of de novo Offices to the greater utilization of existing physical capacity through the recruitment of additional dentists and staff, the period-to-period comparisons set forth below may not be representative of future operating results.

For the three months ended June 30, 2001, Revenue decreased to $10.7 million from $10.8 million for the three months ended June 30, 2000, a decrease of 1.4%. Revenue at the 54 Offices in existence during both full periods decreased to $10.6 million in 2001 from $10.8 million in 2000, a decrease of 1.9%. The decrese in Revenue at the Offices in exhistence for both full periods is the direct result of having fewer dentists in the Company's network during the 2001 period compared to the 2000 period. The decline in the number of dentists is due to slow recruitment and normal attrition. This decrease was offset by an increase in Revenue of $50,000 attributable to the Office, which was opened in October 2000.

For the six months ended June 30, 2001, Revenue decreased to $21.6 million from $21.7 million for the six months ended June 30, 2000, a decrease of 0.4%. Revenue at the 53 Offices in existence during both full periods decreased to $21.3 million in 2001 from $21.6 million in 2000, a decrease of 1.6%. The decrese in Revenue at the Offices in exhistence for both full periods is the direct result of having fewer dentists in the Company's network during the 2001 period compared to the 2000 period. The decline in the number of dentists is due to slow recruitment and normal attrition. This decrease was offset by an increase in Revenue of $254,000 attributable to the two Offices, which were opened in 2000.

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

                                                  Quarters Ended June 30,         Six Months Ended June 30,
                                                  ------------------------        -------------------------
                                                    2000            2001            2000              2001
                                                    ----            ----            ----              ----


NET REVENUE                                         100.0 %        100.0 %         100.0 %            100.0 %
DIRECT EXPENSES:
   Clinical salaries and benefits                    38.3 %         40.6 %          39.0 %             41.7 %
   Dental supplies                                    6.6 %          5.9 %           6.5 %              6.0 %
   Laboratory fees                                    9.1 %          8.6 %           9.3 %              8.3 %
   Occupancy                                         10.5 %         11.0 %          10.3 %             10.8 %
   Advertising and marketing                          0.9 %          1.3 %           1.0 %              1.2 %
   Depreciation and amortization                      7.7 %          8.2 %           7.6 %              8.1 %
   General and administrative                         9.8 %         10.5 %           9.9 %             10.3 %
                                                    -------       --------         -------           --------
                                                     82.9 %         86.1 %          83.6 %             86.4 %
                                                     ------       --------          ------            -------

Contribution from dental offices                     17.1 %         13.9 %          16.4 %             13.6 %

Corporate Expenses:
   General and administrative                        11.3 %          9.6 %          11.4 %             11.1 %
   Depreciation and amortization                      1.1 %          1.1 %           1.1 %              1.1 %
                                                    -------       --------         -------           --------
Operating income                                      4.7 %          3.2%            3.9 %              1.4 %
Interest expense, net                                (2.0)%         (1.6)%          (2.0)%             (1.8)%
                                                     ------        -------          ------             ------
Income (loss) before income taxes                     2.7%           1.6%            1.9 %             (0.4 )%
Income tax expense                                   (1.0) %        (0.0)%          (0.7)%             (0.0)%
                                                    --------       -------         -------            -------
Net income (loss)                                     1.7%           1.6%            1.2 %             (0.4 )%
                                                    =======       =======          =======            ========




Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000:

Net revenue. For the three months ended June 30, 2001 net revenue decreased to $7.5 million compared to $7.8 million for the three months ended June 30, 2000, a decrease of approximately 3.7%. Net revenue at the 54 Offices managed by the Company which were in existence for both second quarter periods decreased to $7.5 million for the second quarter of 2001 compared to $7.8 million for the second quarter of 2000, a decrease of approximately 3.7%. This decrease was primarily due to 1) the higher amounts retained by dental offices for compensation paid by the professional corporations to dentists and hygienists resulting from the shift in the Company's revenue mix from managed care to fee-for-service and the corresponding higher labor costs associated with this fee-for-service business, and 2) the higher cost of doing business in a tight labor market for dentists and hygienests. This decrease was partially offset by an increase in net revenue of $23,000 attributable to the Office that was opened during October of 2000.

Clinical  salaries  and  benefits.  For the three  months  ended  June 30,  2001 clinical salaries and benefits increased to $3.1 million compared to $3.0 million for the three months ended June 30, 2000, an increase of 2.2%. This increase was primarily due to the increased number of Offices open during the 2000 period and the corresponding addition of non-dental personnel as well as the Company's annual compensation increase, which took effect on July 1, 2000. As a percentage of net revenue, clinical salaries and benefits increased to 40.6% for the three months ended June 30, 2001 compared to 38.3% for the three months ended June 30, 2000.

Dental supplies. For the three months ended June 30, 2001 dental supplies decreased to $442,000 compared to $513,000 for the three months ended June 30, 2000, a decrease of 13.9%. This decrease was primarily due to lower production during this period and fewer de novo office starts which require additional expenses to establish a start-up inventory. As a percentage of net revenue, dental supplies decreased to 5.9% for the three months ended June 30, 2001 compared to 6.6% for the three months ended June 30, 2000.

Laboratory fees. For the three months ended June 30, 2001 laboratory fees decreased to $649,000 compared to $714,000 for the three months ended June 30, 2000, a decrease of 9.1%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 8.6% for the three months ended June 30, 2001 compared to 9.1% for the three months June 30, 2000.

Occupancy. For the three months ended June 30, 2001 occupancy expense increased to $829,000 compared to $823,000 for the three months ended June 30, 2000, an increase of 0.7%. This increase was primarily due to incremental occupancy expenditures related to the increased number of Offices open during the 2000 period in addition to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2000 period. As a percentage of net revenue, occupancy expense increased to 11.0% for the three months ended June 30, 2001 compared to 10.5% for the three months ended June 30, 2000.

Advertising and marketing. For the three months ended June 30, 2001 advertising and marketing increased to $99,000 compared to $71,000 for the three months ended June 30, 2000, an increase of 39.7%. As a percentage of net revenue, advertising and marketing increased to 1.3% for the three months ended June 30, 2001 compared to 0.9% for the three months ended June 30, 2000.

Depreciation and amortization. For the three months ended June 30, 2001 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $613,000 compared to $601,000 for the three months ended June 30, 2000, an increase of 1.9%. This increase is related to the increase in the Company's depreciable and amortizable asset base. The increase in the asset base is directly related to the Company's growth in terms of number of Offices, upgrades to existing Offices and addition of equipment to older Offices. As a percentage of net revenue, depreciation and amortization increased to 8.2% for the three months ended June 30, 2001 compared to 7.7% for the three months ended June 30, 2000. The increase in depreciation and amortization as a percentage of net revenue is related to the higher depreciable asset base associated with the Company's de novo Offices and the addition of equipment to older Offices.

General and administrative. For the three months ended June 30, 2001 general and administrative, which is attributable to the Offices, increased to $791,000 compared to $769,000 for the three months ended June 30, 2000, an increase of approximately 2.9%. As a percentage of net revenue, general and administrative expenses increased to 10.5% for the three months ended June 30, 2001 compared to 9.8% during the three months ended June 30, 2000.


Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $1.0 million for the three months ended June 30, 2001 compared to $1.3 million for the three months ended June 30, 2000, a decrease of 21.7%. As a percentage of net revenue, contribution from dental offices decreased to 13.9% for the three months ended June 30, 2001 compared to 17.1% for the three months ended June 30, 2000.

Corporate expenses - general and administrative. For the three months ended June 30, 2001 corporate expenses - general and administrative decreased to $720,000 compared to $883,000 for the three months ended June 30, 2000, a decrease of 18.4%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 9.6% for the three months ended June 30, 2001 compared to 11.3% during the three months ended June 30, 2000.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2001 corporate expenses - depreciation and amortization decreased to $83,000 as compared to $85,000 for the three months ended June 30, 2000. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Operating income. As a result of the above, the Company produced operating income of $238,000 for the three months ended June 30, 2001 compared to operating income of $362,000 for the three months ended June 30, 2000, a decrease of 34.3%.

Interest expense, net. For the three months ended June 30, 2001 interest expense decreased to $119,000 compared to $156,000 for the three months ended June 30, 2000, a decrease of 23.5%. This decrease in interest expense is attributable to a lower average interest rate as well as a lower average outstanding debt balance. As a percentage of net revenue, interest expense decreased to 1.6% for the three months ended June 30, 2001 compared to 2.0% for the three months ended June 30, 2000.

Net income. As a result of the above, the Company's net income was $118,000 for the three months ended June 30, 2001 compared to net income of $129,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000:

Net revenue. For the six months ended June 30, 2001 net revenue decreased to $15.2 million compared to $15.6 million for the six months ended June 30, 2000, a decrease of approximately 2.4%. Net revenue at the 53 Offices managed by the Company which were in existence for both six month periods decreased to $15.0 million for the first six months of 2001 compared to $15.5 million for the first six months of 2000, a decrease of approximately 3.3%. This decrease was primarily due to 1) the higher amounts retained by dental offices for compensation paid by the professional corporations to dentists and hygienists resulting from the shift in the Company's revenue mix from managed care to fee-for-service and the corresponding higher labor costs associated with this fee-for-service business, and 2) the higher cost of doing business in a tight labor market for dentists and hygienists. This decrease was partially offset by an increase in net revenue of $141,000 attributable to the two offices that were opened during 2000.

Clinical salaries and benefits. For the six months ended June 30, 2001 clinical salaries and benefits increased to $6.3 million compared to $6.1 million for the six months ended June 30, 2000, an increase of 4.3%. This increase was primarily due to the increased number of Offices open during the 2000 period and the corresponding addition of non-dental personnel as well as the Company's annual compensation increase, which took effect on July 1, 2000. As a percentage of net revenue, clinical salaries and benefits increased to 41.7% for the six months ended June 30, 2001 compared to 39.0% for the six months ended June 30, 2000.

Dental supplies. For the six months ended June 30, 2001 dental supplies decreased to $914,000 compared to $1.0 million for the six months ended June 30, 2000, a decrease of 9.6%. This decrease was primarily due to lower production during this period and fewer de novo office starts which require additional expenses to establish a start-up inventory. As a percentage of net revenue, dental supplies decreased to 6.0% for the six months ended June 30, 2001 compared to 6.5% for the six months ended June 30, 2000.


Laboratory fees. For the six months ended June 30, 2001 laboratory fees decreased to $1.3 million compared to $1.5 million for the six months ended June 30, 2000, a decrease of 12.7%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 8.3% for the six months ended June 30, 2001 compared to 9.3% for the six months June 30, 2000.

Occupancy. For the six months ended June 30, 2001 occupancy expense remained constant at $1.6 million. As a percentage of net revenue, occupancy expense increased to 10.8% for the six months ended June 30, 2001 compared to 10.3% for the six months ended June 30, 2000.

Advertising and marketing. For the six months ended June 30, 2001 advertising and marketing increased to $181,000 compared to $160,000 for the six months ended June 30, 2000, an increase of 13.5%. As a percentage of net revenue, advertising and marketing increased to 1.2% for the six months ended June 30, 2001 compared to 1.0% for the six months ended June 30, 2000.

Depreciation and amortization. For the six months ended June 30, 2001 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, remained constant at $1.2 million compared to the six months ended June 30, 2000. As a percentage of net revenue, depreciation and amortization increased to 8.1% for the six months ended June 30, 2001 compared to 7.6% for the six months ended June 30, 2000.

General and administrative. For the six months ended June 30, 2001 general and administrative, which is attributable to the Offices, increased to $1.6 million compared to $1.5 million for the six months ended June 30, 2000, an increase of 1.9%. As a percentage of net revenue, general and administrative expenses increased to 10.3% for the six months ended June 30, 2001 compared to 9.9% during the six months ended June 30, 2000.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $2.1 million for the six months ended June 30, 2001 compared to $2.6 million for the six months ended June 30, 2000, a decrease of 18.8%. As a percentage of net revenue, contribution from dental offices decreased to 13.6% for the six months ended June 30, 2001 compared to 16.4% for the six months ended June 30, 2001

Corporate expenses - general and administrative. For the six months ended June 30, 2001 corporate expenses - general and administrative decreased to $1.7 million compared to $1.8 million for the six months ended June 30, 2000, a decrease of 4.6%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.1% for the six months ended June 30, 2001 compared to 11.4% during the six months ended June 30, 2000.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2001 corporate expenses - depreciation and amortization decreased to 165,000 compared to $167,000 for the six months ended June 30, 2000. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Operating income. As a result of the above, the Company produced operating income of $220,000 for the six months ended June 30, 2001 compared to operating income of $620,000 for the six months ended June 30, 2000, a decrease of 64.4%.

Interest expense, net. For the six months ended June 30, 2001 interest expense decreased to $277,000 compared to $315,000 for the six months ended June 30, 2000, a decrease of 11.9%. This decrease in interest expense is attributable to a lower average interest rate as well as a lower average outstanding debt balance. As a percentage of net revenue, interest expense decreased to 1.8% for the six months ended June 30, 2001 compared to 2.0% for the six months ended June 30, 2000.

Net income (loss). As a result of the above, the Company's incurred a net loss of $57,000 for the six months ended June 30, 2001 compared to net income of $191,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.


Net cash provided by operating activities was approximately $1.4 million and $1.7 million for the six months ended June 30, 2000 and 2001, respectively. During the 2001 period, excluding the net loss and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $409,000, and a decrease in accounts receivable of approximately $211,000, partially offset by an increase in prepaid expense, income tax receivable and other assets of approximately $262,000. Net cash provided by operating activities during the 2000 period, excluding net income and after adding back non-cash items, decreased primarily due to an increase in accounts receivable of approximately $118,000.

Net cash used in investing activities was approximately $796,000 and $746,000 for the six months ended June 30, 2000 and 2001, respectively. For the six months ended June 30, 2001, approximately $431,000 was invested in the purchase of the remaining 50% interest in an existing Office and additional property and equipment purchases totaling approximately $328,000. During the six month period ended June 30, 2000, approximately $222,000 was utilized for the development of de novo Offices, approximately $69,000 was utilized to acquire the remaining 50% interest in an existing dental Office, approximately $422,000 was invested in the purchase of additional property and equipment and approximately $82,000 was related to the issuance of notes receivable from related parties.

Net cash used in financing activities was approximately $487,000 for the six months ended June 30, 2000 and approximately $679,000 for the six months ended June 30, 2001. During the six months ended June 30, 2001, net cash used in financing activities was comprised of approximately $582,000 used to reduce the amount outstanding on the Company's bank line of credit and approximately $97,000 for the repayment of long-term debt. During the six months ended June 30, 2000, net cash used in financing activities was comprised of approximately $386,000 used to reduce the amount of outstanding on the Company's bank line of and approximately $91,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") or at an adjusted London Interbank Offered Rate ("LIBOR") (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At June 30, 2001, the Company had approximately $7.8 million available and $5.9 million outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. As a result of the Company's Credit Facility maturing on April 30, 2002, the entire amount outstanding under the Company's Credit Facility has been classified a short-term liability. As a result of this reclassification, the Company was not in compliance with the Credit Facility's current ratio covenant of at least 1.25 to 1.0 at June 30, 2001. The sole reason for non-compliance was due to the classification of the entire amount outstanding under the Credit Facility as a short-term liability. The Company's lender waived this covenant for the quarter ended June 30, 2001 due to the sole reason for non-compliance. At June 30, 2001, the Company was in compliance with all covenants required by the Credit Facility. The Company is currently evaluating a proposed restructuring of the Credit Facility by its current lender. Under this proposed restructuring, a portion of the total amount outstanding under the current Credit Facility would be converted to a term loan.


At June 30, 2001, the Company had outstanding indebtedness of approximately $691,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 9.0%. The Company's material commitments for capital expenditures total approximately $1.1 million which includes the acquisition of the remaining 50% interest in two existing Offices expected to occur during the fourth quarter of 2001 and the second quarter of 2002 and the development of software to administer the Perfect Teeth Dental Plan. The Company anticipates that these capital expenditures will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of June 30, 2001 was approximately $442,000 and the Company had a working capital deficit on that date of approximately $3.8 million which was the result of the classification of the amount outstanding under the Credit Facility as a short-term liability. When excluding the effect of this classification, the Company's working capital was $2.1 million.


The Company believes that cash generated from operations and borrowings under its current Credit Facility or under a new or renewed credit facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. The Company believes that the Credit Facility will be renewed or replaced prior to expiration on April 30, 2002 on terms acceptable to the Company and is currently considering a proposal from its current lender to renew the existing Credit Facility. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. However, there can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements or to renew its Credit Facility could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During 2000, the Company, in 18 separate transactions, purchased approximately 26,300 shares of Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. At June 30, 2001 approximately $37,000 remains available under this Board of Directors approved program.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of June 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At June 30, 2001, $5.9 million was outstanding under the LIBOR option with an interest rate of 6.3125% (LIBOR plus 2.25%) and there was no outstanding balance under the prime rate option. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $32,000 for the six months ended June 30, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of shareholders was held on June 7, 2001.

(b) The following directors were elected at the meeting to serve a three-year term as Class I directors:

                              For               Withheld Authority   Abstain
     James M. Ciccarelli      1,249,705             9,404              0
     Paul E. Valuck, D.D.S.   1,249,705             9,404              0

Continuing Directors

The following directors are continuing to serve their three-year term as Class II directors which will expire at the Company's annual meeting in 2002:

     Dennis N. Genty
     Steven M. Bathgate

The following directors are continuing to serve their three-year terms as Class III directors which will expire at the Company's annual meeting in 2003:

     Frederic W.J. Birner
     Mark A. Birner, D.D.S.

(c) The only other matter voted upon at the meeting and results of that vote are as follows:

         The ratification of appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2001.

         For                                Against           Abstain
         ---                                -------           -------
         1,247,201                            211             11,697

     The matter mentioned above is described in detail in the Company's definitive proxy statement dated April 26, 2001 for the Annual Meeting of Shareholders held on June 7, 2001.


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




                       BIRNER DENTAL MANAGEMENT SERVICES, INC.
                       a Colorado corporation


Date:  August 9, 2001  By:    /s/ Frederic W.J. Birner
                          -------------------------------------------------
                       Name:Frederic W.J. Birner
                       Title:Chairman of the Board, Chief Executive Officer
                       and Director
                       (Principal Executive Officer)


Date:  August 9, 2001  By:     /s/ Dennis N. Genty
                          -----------------------------------------------------
                       Name:    Dennis N. Genty
                       Title:Chief Financial Officer, Secretary,
                       Treasurer and Director
                       (Principal Financial and Accounting Officer)