Form 10-Q
period 2001-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2001-11-09
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2001
                                           -------------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                            ---------------    -----------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                            84-1307044
-----------------------------------------------   ------------------------------
 (State or other jurisdiction of incorporation        (IRS Employer
                or organization)                   Identification No.)


               3801 EAST FLORIDA AVENUE, SUITE 508
                        DENVER, COLORADO                       80210
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

             Class                  Shares Outstanding as of November 7, 2001
--------------------------------------------------------------------------------
Common Stock, without par value                     1,506,705

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                          Page
                                                                        ----

Condensed  Consolidated  Balance  Sheets as of  December  31,  2000 And
September 30, 2001 (unaudited)                                           3

Unaudited  Condensed  Consolidated  Statements  of  Operations  for the
Quarters And Nine Months Ended September 30, 2000 and 2001               4

Unaudited Condensed Statement of Shareholders' Equity                    5

Unaudited Condensed Consolidated  Statements of Cash Flows for the Nine
Months Ended September 30, 2000 and 2001                                 6

Unaudited Notes to Condensed Consolidated Financial Statements           8

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                      11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     19


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                              20

Item 6.   Exhibits and Reports on Form 8-K                               20

Signatures                                                               21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,        September 30,
                                     ASSETS                                               2000                2001
                                                                                                           (Unaudited)

CURRENT ASSETS:
------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                     $     691,417        $     937,506
    Accounts receivable, net of allowance for doubtful accounts of $201,047 and $210,718 at December 31, 2000 and
       September 30, 2001, respectively                                               3,871,818            3,434,907
    Current portion of notes receivable-related parties                                 214,112              100,115
    Deferred tax asset                                                                  104,429              104,429
    Prepaid expenses and other current assets                                           426,938              418,206
                                                                                   ------------          -----------
              Total current assets                                                    5,308,714            4,995,163

PROPERTY AND EQUIPMENT, net                                                           6,967,914            5,807,056

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,693,092           14,083,812
    Deferred charges and other assets                                                   179,156              156,354
    Notes receivable-related parties                                                          -              172,346
    Deferred tax asset, net                                                             184,192              184,192
                                                                                   ------------         ------------
              Total assets                                                          $26,333,068          $25,398,923
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  2,897,043         $  3,271,469
    Current maturities of long-term debt                                                154,666            4,968,377
                                                                                   ------------         ------------
              Total current liabilities                                               3,051,709            8,239,846

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         6,681,623              455,477
    Other long-term obligations                                                         128,820              163,864
                                                                                   ------------         ------------
              Total liabilities                                                       9,862,152            8,859,187
                                                                                   -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 shares issued and
       outstanding                                                                   16,855,661           16,855,661
    Accumulated deficit                                                                (384,745)            (315,925)
                                                                                   ------------         ------------
              Total shareholders' equity                                             16,470,916           16,539,736
                                                                                   ------------         ------------

              Total liabilities and shareholders' equity                            $26,333,068          $25,398,923
                                                                                    ===========          ===========







              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Quarters Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                                -------------                          ------------
                                                        2000                 2001             2000             2001
                                                        ----                 ----             ----             ----
------------------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                            $ 6,998,659     $ 7,049,075       $22,611,450       $22,282,410
DIRECT EXPENSES:
    Clinical salaries and benefits                       3,021,970       2,807,972         9,110,784         9,157,089
    Dental supplies                                        420,932         423,742         1,432,342         1,337,710
    Laboratory fees                                        597,524         612,912         2,055,588         1,885,495
    Occupancy    824,224                                   852,095       2,439,037         2,494,956
    Advertising and marketing                               86,579          82,785           246,157           263,925
    Depreciation and amortization                          609,404         596,678         1,788,612         1,822,440
    General and administrative                             681,179         748,890         2,220,193         2,317,692
                                                       -----------     -----------       -----------       -----------
                                                         6,241,812       6,125,074        19,292,713        19,279,307
                                                         ---------       ---------         ---------         ---------
Contribution from dental offices                           756,847         924,001         3,318,737         3,003,103

Corporate Expenses:
    General and administrative                             784,693         620,926         2,560,441         2,314,320
    Depreciation and amortization                           83,825          78,681           250,327           243,933
                                                       -----------     -----------       -----------       -----------

Operating income (loss)                                   (111,671)        224,394           507,969           444,850

Interest expense, net                                     (153,954)        (98,669)         (468,823)         (376,030)
                                                       -----------     -----------       -----------       -----------
Income (loss) before income taxes                         (265,625)        125,725            39,146            68,820
Income tax benefit (expense)                                96,690               -           (17,028)                -
                                                       -----------     -----------       -----------       -----------

Net income (loss)                                    $    (168,935)    $   125,725       $    22,118     $      68,820
                                                       =============     ===========     =============   =============

Net income (loss) per share of Common Stock:
    Basic                                            $        (.11)    $       .08       $       .01      $        .05
                                                       =============     ===========     ============    =============
    Diluted                                          $        (.11)    $       .08       $       .01      $        .05
                                                       =============     ===========     ============    =============


Weighted average number of shares of Common Stock and dilutive securities:
    Basic                                                1,522,386       1,506,705         1,529,275         1,506,705
                                                         =========       =========         =========         =========
    Diluted                                              1,522,386       1,533,999         1,530,379         1,514,802
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                   -------------------------------
                                                                                                               Total
                                                            Common Stock                 Accumulated      Shareholders'
                                                       Shares           Amount             Deficit            Equity
BALANCES, December 31, 2000                           1,506,705      $ 16,855,661       $ (384,745)        $ 16,470,916

   Net Income                                                 -                 -           68,820               68,820

BALANCES, September 30, 2001                          1,506,705      $ 16,855,661       $ (315,925)        $ 16,539,736
                                                      =========      ============       ===============    =============




































              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                            2000                 2001

------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $     22,118        $     68,820
    Adjustments to reconcile net income  to net
       cash provided by operating activities:
          Depreciation and amortization                                                  2,038,939           2,066,373
          Loss on sale of property                                                               -               3,660
          Provision for doubtful accounts                                                   18,182               9,671
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                              138,012             427,240
          Prepaid expenses and other current assets                                         91,946              31,534
          Accounts payable and accrued expenses                                           (495,118)            374,426
          Other long-term obligations                                                       32,770              35,044
                                                                                       -----------         -----------
    Net cash provided by operating activities                                            1,846,849           3,016,768
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                    (116,739)            (58,349)
    Capital expenditures                                                                  (590,605)           (430,889)
    Development of new dental offices                                                     (321,934)                  -
    Acquisition of dental offices                                                         (222,311)           (435,006)
                                                                                       -----------         ------------
    Net cash used in investing activities                                               (1,251,589)           (924,244)
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments - line of credit                                                       (257,000)         (1,688,000)
    Repayment of long-term debt                                                           (128,139)           (158,435)
    Purchase and retirement of Common Stock                                               (112,793)                  -
                                                                                       -----------         -----------
    Net cash used in financing activities                                                 (497,932)         (1,846,435)
                                                                                       ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   97,328             246,089
CASH AND CASH EQUIVALENTS, beginning of period                                             806,954             691,417
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                               $   904,282         $   937,506
                                                                                       ===========         ===========















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                         2000                2001


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $       478,674       $    399,800
                                                                                     ===============       ============

       Cash paid during the period for income taxes                                  $            -        $        -
                                                                                     ===============       ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                              $           -         $    434,000
                                                                                     ==============        ============






























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ------------------------------------------------------

The financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2000.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                   Quarters Ended September 30,
                                                         2000                                     2001
                                                                       Per Share                              Per Share
                                             (Loss)        Shares       Amount       Income       Shares        Amount

Basic EPS:
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) available to
     shares of Common Stock               $ (168,935)    1,522,386  $ (.11)        $  125,725    1,506,705   $ .08

   Effect of dilutive shares of Common
   Stock from stock options
   and warrants                                 -             -          -               -          27,294      -

Diluted EPS:
                                           ---------    ----------   -----         -----------   ----------  -----
   Net income (loss) available to
      shares of Common Stock              $ (168,935)    1,522,386  $ (.11)        $  125,725    1,533,999   $ .08
                                          ============   =========  =======        ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the three month period ended September 30, 2001 relates to the effect of 27,294 of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings per share for the three month period ended September 30, 2000 since they were anti-dilutive as a result of the Company's net loss for the period. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 1,370 for the three month period ended September 30, 2000.


                                                                   Nine Months Ended September 30,
                                                              2000                               2001
                                                                     Per Share                              Per Share
                                             Income        Shares     Amount       Income       Shares        Amount

Basic EPS:
------------------------------------------------------------------------------------------------------------------------------------
   Net income available to
     shares of Common Stock                 $ 22,118     1,529,275   $ .01          $  68,820    1,506,705   $ .05

   Effect of dilutive shares of Common
    Stock from stock options
    and warrants                                -            1,104       -               -           8,097       -

Diluted EPS:
                                           ---------    ----------   -----         -----------   ----------   -----
   Net income available to
      shares of Common Stock                $ 22,118     1,530,379   $ .01          $  68,820    1,514,802   $ .05
                                            =========    =========   =====          =========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine month periods ended September 30, 2000 and 2001 relates to the effect of 1,104 and 8,097, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(3)      LINE OF CREDIT
         --------------

Under the Company's bank line of credit (the "Credit Facility") (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") or at an adjusted London Interbank Offered Rate ("LIBOR") (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At September 30, 2001, the Company could borrow up to $8.0 million (based on the availability formula), of which $4.8 million was outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. As a result of the Company's Credit Facility maturing on April 30, 2002, the entire amount outstanding under the Company's Credit Facility has been classified as a short-term liability. As a result of this classification, the Company was not in compliance with the Credit Facility's current ratio covenant of at least 1.25 to 1.0 at September 30, 2001. The sole reason for non-compliance was due to the classification of the entire amount outstanding under the Credit Facility as a short-term liability. The Company's lender waived this covenant for the quarter ended September 30, 2001. The Company has signed a commitment letter for a new Credit Facility with its current lender. Management believes the new Credit Facility will consist of a term loan and a revolving line of credit and is expected to close in the fourth quarter of 2001.

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

 (5)   RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In September 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. As the Company holds no derivative instruments and does not engage in hedging activities the adoption of SFAS 133 and SFAS 138 did not have a material impact to the Company.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management believes the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

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

The Company is aware of the risk that the recorded deferred tax assets may not be realizable. However, management believes that it will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company's anticipated profitability. The Company believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. For the quarter and nine month periods ended September 30, 2001, the Company did not record an income tax provision or benefit.

(7)      ACQUISITIONS

On April 30, 2001 the Company  acquired  the  remaining  50% interest in Perfect
Teeth/Alice P.C. for a total purchase price of approximately $869,000. The consideration consisted of $435,000 in cash and $434,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in this Office.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this Form 10-Q ("Quarterly Report") of the Company which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Part II, Item 1., "Legal Proceedings", regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends, cash outlays for income taxes and outcome of pending legal proceedings.

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

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2000 and 2001. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


Overview


The Company was formed in May 1995, and as of September 30, 2001 managed 54 Offices in Colorado, New Mexico and Arizona staffed by 72 general dentists and 11 specialists. The Company has acquired 42 Offices (six of which were consolidated into existing Offices) and opened 18 internally developed Offices ("de novo Offices"). Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1997 through September 30, 2001, including the number of de novo Offices and acquired Offices in each such period.


                                            1997            1998            1999           2000         2001 (1)
                                            ----            ----            ----           ----         -------
Offices at beginning of the period           18               34              49             54             56
De novo Offices                               1                5               5              2              0
Acquired Offices                             15               10               1              0              0
Consolidation of Offices                      0                0              (1)             0             (2)
Offices at end of the period                 34               49              54             56             54

====================================================
(1)      From January 1, 2001 through September 30, 2001.


The combined purchase amounts for the 31 practices acquired through 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were $10.1 million, $6.0 million, and $760,000 respectively. The average initial investment by the Company in each of its 18 de novo Offices has been approximately $206,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. The five de novo offices opened prior to January 1997 and the 11 de novo Offices opened between January 1997 and December 1999 began generating positive contribution from dental offices, on average, within six months of opening. Of the two de novo Offices opened in 2000, one began generating positive contribution from dental offices within four months of opening. The Company's remaining de novo Office, which has been open for twelve months, has not generated positive contribution from dental offices as of the date of this Quarterly Report.

At September 30, 2001, the Company's total assets of approximately $25.4 million included approximately $14.1 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $16.5 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.


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


Results of Operations

The improvement from a loss in the third quarter of 2000 to profitability in the third quarter of 2001 is the direct result of cost reductions implemented during 2001. During 2001, the Company has consolidated two offices with other nearby facilities and will continue to evaluate the viability of consolidating certain offices as leases expire. These consolidations allow for more efficient utilization of the facilities and reduce overall costs and personnel requirements. As a result of the shift in focus from expansion of the Company's business through acquisitions and the development of de novo Offices to the greater utilization of existing physical capacity through the recruitment of additional dentists and staff, the period-to-period comparisons set forth below may not be representative of future operating results.

For the three months ended September 30, 2001, Revenue increased $25,000 to $9,948,000 as compared to $9,923,000 for the three months ended September 30, 2000. Revenue at the 53 Offices in existence during both full periods decreased to $9,894,000 in 2001 from $9,923,000 in 2000, a decrease of 0.2%. This decrease was offset by an increase in revenues of $54,000 attributable to the Office opened in the fourth quarter of 2000.

For the nine months ended September 30, 2001, Revenue decreased $62,000 to $31,586,000 as compared to $31,648,000 for the nine months ended September 30, 2000. Revenue at the 52 Offices in existence during both full periods decreased to $31,000,000 in 2001 from $31,373,000 in 2000, a decrease of 1.2%. The decrease in Revenue at the Offices in existence for both full periods is the direct result of having fewer dentists in the Company's network during the 2001 period compared to the 2000 period. The decline in the number of dentists is due to slow recruitment and normal attrition. This decrease was partially offset by an increase in revenues of $311,000 attributable to two offices opened during the first and fourth quarters of 2000.

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

                                               Quarters Ended September 30,    Nine Months Ended September 30,
                                               -----------------------------   -------------------------------
                                                    2000            2001            2000              2001
                                                    ----            ----            ----              ----
                     1996

NET REVENUE                                         100.0 %        100.0 %         100.0 %            100.0 %
DIRECT EXPENSES:
   Clinical salaries and benefits                    43.2 %         39.8 %          40.3 %             41.1 %
   Dental supplies                                    6.0 %          6.0 %           6.3 %              6.0 %
   Laboratory fees                                    8.6 %          8.7 %           9.1 %              8.4 %
   Occupancy                                         11.8 %         12.1 %          10.8 %             11.2 %
   Advertising and marketing                          1.2 %          1.2 %           1.1 %              1.2 %
   Depreciation and amortization                      8.7 %          8.5 %           7.9 %              8.2 %
   General and administrative                         9.7 %         10.6 %           9.8 %             10.4 %
                                                    -------       --------         -------           --------
                                                     89.2 %         86.9 %          85.3 %             86.5 %
                                                     ------       --------          ------            -------

Contribution from dental offices                     10.8 %         13.1 %          14.7 %             13.5 %

Corporate Expenses:
   General and administrative                        11.2 %          8.8 %          11.3 %             10.4 %
   Depreciation and amortization                      1.2 %          1.1 %           1.1 %              1.1 %
                                                    -------       --------          -------           --------
Operating income  (loss)                             (1.6)%          3.2%            2.3 %              2.0 %
Interest expense, net                                (2.2)%         (1.4)%          (2.1)%             (1.7)%
                                                     ------        -------          ------             ------
Income (loss) before income taxes                    (3.8)%          1.8%            0.2 %              0.3%
Income tax benefit (expense)                          1.4 %         (0.0)%          (0.1)%             (0.0)%
                                                    -------        -------          -------            -------
Net income (loss)                                    (2.4)%          1.8%            0.1 %              0.3%
                                                    ========       =======          =======             =====



Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000:

Net revenue. For the three months ended September 30, 2001 net revenue increased $50,000 to $7,049,000 compared to $6,999,000 for the three months ended September 30, 2000. Net revenue at the 53 Offices managed by the Company which were in existence for both third quarter periods increased to $7,016,000 for the third quarter of 2001 compared to $6,999,000 for the third quarter of 2000. Additionally, an increase in net revenue of $33,000 was attributable to the Office that was opened during October of 2000.

Clinical salaries and benefits. For the three months ended September 30, 2001 clinical salaries and benefits decreased to $2,808,000 compared to $3,022,000 for the three months ended September 30, 2000, a decrease of 7.1%. This decrease was primarily due to attrition of support staff at the Offices which were not replaced. As a percentage of net revenue, clinical salaries and benefits decreased to 39.8% for the three months ended September 30, 2001 compared to 43.2% for the three months ended September 30, 2000.

Dental supplies. For the three months ended September 30, 2001 dental supplies increased to $424,000 compared to $421,000 for the three months ended September 30, 2000, an increase of 0.7%. As a percentage of net revenue, dental supplies remained constant at 6.0% for the three months ended September 30, 2001 as compared the three months ended September 30, 2000.

Laboratory fees. For the three months ended September 30, 2001 laboratory fees increased to $613,000 compared to $598,000 for the three months ended September 30, 2000, an increase of 2.6%. As a percentage of net revenue, laboratory fees increased to 8.7% for the three months ended September 30, 2001 compared to 8.6% for the three months September 30, 2000.

Occupancy. For the three months ended September 30, 2001 occupancy expense increased to $852,000 compared to $824,000 for the three months ended September 30, 2000, an increase of 3.4%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2000 period. As a percentage of net revenue, occupancy expense increased to 12.1% for the three months ended September 30, 2001 compared to 11.8% for the three months ended September 30, 2000.

Advertising and marketing. For the three months ended September 30, 2001 advertising and marketing decreased to $83,000 compared to $87,000 for the three months ended September 30, 2000, a decrease of 4.4%. As a percentage of net revenue, advertising and marketing remained constant at 1.2% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Depreciation and amortization. For the three months ended September 30, 2001 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $597,000 compared to $609,000 for the three months ended September 30, 2000, a decrease of 2.1%. This decrease is related to the decrease in the Company's depreciable and amortizable asset base. The decrease in the asset base is directly related to the Company's efforts to control costs, including capital expenditures and existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 8.5% for the three months ended September 30, 2001 compared to 8.7% for the three months ended September 30, 2000.

General and administrative. For the three months ended September 30, 2001 general and administrative, which is attributable to the Offices, increased to $749,000 compared to $681,000 for the three months ended September 30, 2000, an increase of approximately 9.9%. This increase was primarily due to non-recurring credits taken against certain general and administrative expenses during the three months ended September 30, 2000. As a percentage of net revenue, general and administrative expenses increased to 10.6% for the three months ended September 30, 2001 compared to 9.7% during the three months ended September 30, 2000.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $924,000 for the three months ended September 30, 2001 compared to $757,000 for the three months ended September 30, 2000, an increase of 22.1%. As a percentage of net revenue, contribution from dental offices increased to 13.1% for the three months ended September 30, 2001 compared to 10.8% for the three months ended September 30, 2000.

Corporate expenses - general and administrative. For the three months ended September 30, 2001 corporate expenses - general and administrative decreased to $621,000 compared to $785,000 for the three months ended September 30, 2000, a decrease of 20.9%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 8.8% for the three months ended September 30, 2001 compared to 11.2% during the three months ended September 30, 2000.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2001 corporate expenses - depreciation and amortization decreased to $79,000 as compared to $84,000 for the three months ended September 30, 2000. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 1.1% for the three months ended September 30, 2001 compared to 1.2% for three months ended September 30, 2000.

Operating income (loss). As a result of the above, the Company produced operating income of $224,000 for the three months ended September 30, 2001 compared to an operating loss of $(112,000) for the three months ended September 30, 2000, an increase of $336,000.

Interest expense, net. For the three months ended September 30, 2001 interest expense decreased to $99,000 compared to $154,000 for the three months ended September 30, 2000, a decrease of 35.9%. This decrease in interest expense is attributable to a lower average interest rate as well as a lower average outstanding debt balance. As a percentage of net revenue, interest expense decreased to 1.4% for the three months ended September 30, 2001 compared to 2.2% for the three months ended September 30, 2000.

Net income (loss). As a result of the above, the Company's net income was $126,000 for the three months ended September 30, 2001 compared to net loss of $(169,000) for the three months ended September 30, 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000:

Net revenue. For the nine months ended September 30, 2001 net revenue decreased $329,000 to $22,282,000 compared to $22,611,000 for the nine months ended September 30, 2000. Net revenue at the 52 Offices managed by the Company which were in existence for both nine month periods decreased to $21,925,000 for the first nine months of 2001 compared to $22,421,000 for the first nine months of 2000. This decrease was partially offset by an increase in net revenue of $167,000 attributable to the two offices that were opened during 2000.

Clinical salaries and benefits. For the nine months ended September 30, 2001 clinical salaries and benefits increased to $9,157,000 compared to $9,111,000 for the nine months ended September 30, 2000, an increase of 0.5%. As a percentage of net revenue, clinical salaries and benefits increased to 41.1% for the nine months ended September 30, 2001 compared to 40.3% for the nine months ended September 30, 2000.

Dental supplies. For the nine months ended September 30, 2001 dental supplies decreased to $1.3 million compared to $1.4 million for the nine months ended September 30, 2000, a decrease of 6.6%. This decrease was primarily due to lower production during this period and fewer de novo office starts which require additional expenses to establish a start-up inventory. As a percentage of net revenue, dental supplies decreased to 6.0% for the nine months ended September 30, 2001 compared to 6.3% for the nine months ended September 30, 2000.

Laboratory fees. For the nine months ended September 30, 2001 laboratory fees decreased to $1.9 million compared to $2.1 million for the nine months ended September 30, 2000, a decrease of 8.3%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 8.4% for the nine months ended September 30, 2001 compared to 9.1% for the nine months September 30, 2000.

Occupancy. For the nine months ended September 30, 2001 occupancy expense increased to $2.5 million compared to $2.4 million for the nine months ended September 30, 2000. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2000 period. As a percentage of net revenue, occupancy expense increased to 11.2% for the nine months ended September 30, 2001 compared to 10.8% for the nine months ended September 30, 2000.

Advertising  and  marketing.  For the  nine  months  ended  September  30,  2001 advertising and marketing increased to $264,000 compared to $246,000 for the nine months ended September 30, 2000, an increase of 7.2%. As a percentage of net revenue, advertising and marketing increased to 1.2% for the nine months ended September 30, 2001 compared to 1.1% for the nine months ended September 30, 2000.

Depreciation and amortization. For the nine months ended September 30, 2001 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, remained constant at $1.8 million compared to the nine months ended September 30, 2000. As a percentage of net revenue, depreciation and amortization increased to 8.2% for the nine months ended September 30, 2001 compared to 7.9% for the nine months ended September 30, 2000.

General and administrative. For the nine months ended September 30, 2001 general and administrative, which is attributable to the Offices, increased to $2.3 million compared to $2.2 million for the nine months ended September 30, 2000, an increase of 4.4%. As a percentage of net revenue, general and administrative expenses increased to 10.4% for the nine months ended September 30, 2001 compared to 9.8% during the nine months ended September 30, 2000.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $3.0 million for the nine months ended September 30, 2001 compared to $3.3 million for the nine months ended September 30, 2000, a decrease of 9.5%. As a percentage of net revenue, contribution from dental offices decreased to 13.5% for the nine months ended September 30, 2001 compared to 14.7% for the nine months ended September 30, 2000.

Corporate expenses - general and administrative. For the nine months ended September 30, 2001 corporate expenses - general and administrative decreased to $2.3 million compared to $2.6 million for the nine months ended September 30, 2000, a decrease of 9.6%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 10.4% for the nine months ended September 30, 2001 compared to 11.3% during the nine months ended September 30, 2000.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2001 corporate expenses - depreciation and amortization decreased to 244,000 compared to $250,000 for the nine months ended September 30, 2000. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Operating income. As a result of the above, the Company produced operating income of $445,000 for the nine months ended September 30, 2001 compared to operating income of $508,000 for the nine months ended September 30, 2000, a decrease of 12.4%.

Interest expense, net. For the nine months ended September 30, 2001 interest expense decreased to $376,000 compared to $469,000 for the nine months ended September 30, 2000, a decrease of 19.8%. This decrease in interest expense is attributable to a lower average interest rate as well as a lower average outstanding debt balance. As a percentage of net revenue, interest expense decreased to 1.7% for the nine months ended September 30, 2001 compared to 2.1% for the nine months ended September 30, 2000.

Net income. As a result of the above, the Company's net income was $69,000 for the nine months ended September 30, 2001 compared to net income of $22,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, its Credit Facility, seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $1.8 million and $3.0 million for the nine months ended September 30, 2000 and 2001, respectively. During the 2001 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in accounts receivable of approximately $427,000, and an increase in accounts payable and accrued expenses of approximately $374,000. Net cash provided by operating activities during the 2000 period, excluding net income and after adding back non-cash items, consisted primarily of a decrease in accounts receivable of approximately $138,000 offset by a decrease in accounts payable and accrued expenses of approximately $495,000.

Net cash used in investing activities was approximately $1.3 million and $924,000 for the nine months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2001, approximately $435,000 was invested in the purchase of the remaining 50% interest in an existing Office and additional property and equipment purchases totaling approximately $431,000. During the nine month period ended September 30, 2000, approximately $222,000 was utilized for acquisitions and approximately $913,000 was invested in the purchase of additional property and equipment including approximately $322,000 for the development of de novo Offices.

Net cash used in financing activities was approximately $498,000 and $1.8 million for the nine months ended September 30, 2000 and 2001, respectively. During the nine months ended September 30, 2001, net cash used in financing activities was comprised of approximately $1.7 million used to reduce the amount outstanding on the Company's bank line of credit and approximately $158,000 for the repayment of long-term debt. During the nine months ended September 30, 2000, net cash used in financing activities was comprised of approximately $257,000 used to reduce the amount outstanding on the Company's bank line of credit, approximately $128,000 for the repayment of long-term debt and approximately $113,000 to acquire and retire common stock of the Company.

Under the Company's Credit Facility (as amended on September 29, 2000), the Company may borrow up to $10.0 million for working capital needs, acquisitions and capital expenditures including capital expenditures for de novo Offices. Advances bear interest at the lender's base rate (prime plus a rate margin ranging from .25% to 1.50% based on the ratio of consolidated senior debt to consolidated Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") or at an adjusted London Interbank Offered Rate ("LIBOR") (LIBOR plus a rate margin ranging from 1.50% to 2.75% based on the ratio of consolidated senior debt to consolidated EBITDA), at the Company's option. The Company is also obligated to pay an annual facility fee ranging from .25% to .50% (based on the ratio of consolidated senior debt to consolidated EBITDA) on the average unused amount of the line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's adjusted EBITDA. As amended, the loan matures on April 30, 2002. At September 30, 2001, the Company could borrow up to $8.0 million (based on the availability formula), of which $4.8 million was outstanding under the Credit Facility. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders; restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets; making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. As a result of the Company's Credit Facility maturing on April 30, 2002, the entire amount outstanding under the Company's Credit Facility has been classified a short-term liability. As a result of this classification, the Company was not in compliance with the Credit Facility's current ratio covenant of at least 1.25 to 1.0 at September 30, 2001. The sole reason for non-compliance was due to the classification of the entire amount outstanding under the Credit Facility as a short-term liability. The Company's lender waived this covenant for the quarter ended September 30, 2001. The Company has signed a commitment letter for a new Credit Facility with its current lender. Management believes the new Credit Facility will consist of a term loan and a revolving line of credit and is expected to close in the fourth quarter of 2001.

At September 30, 2001, the Company had outstanding indebtedness of approximately $627,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 9.0%. The Company's material commitments for capital expenditures total approximately $1.1 million which includes the acquisition of the remaining 50% interest in two existing Offices expected to occur during the first and second quarters of 2002. The Company anticipates that these capital expenditures will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of September 30, 2001 was approximately $316,000 and the Company had a working capital deficit on that date of approximately $3.2 million which was the result of the classification of the amount outstanding under the Credit Facility as a short-term liability. When excluding the effect of this classification, the Company's working capital was approximately $1.5 million.

The Company believes that cash generated from operations and borrowings under its current Credit Facility or under a new or renewed credit facility, will be sufficient to fund its anticipated working capital needs, capital expenditures and future acquisitions for at least the next 12 months. The Company has signed a commitment letter for a new Credit Facility with its current lender and expects to close on this agreement in the fourth quarter of 2001. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. However, there can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements or to renew its Credit Facility could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During 2000, the Company, in 18 separate transactions, purchased approximately 26,300 shares of Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. At September 30, 2001 approximately $37,000 remains available under this Board of Directors approved program.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of September 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.


Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate or LIBOR (at the Company's option), and, therefore, affected by changes in market interest rates. At September 30, 2001, $4.7 million was outstanding under the LIBOR option with an interest rate of 5.8125% (LIBOR plus 2.25%) and $94,000 was outstanding under the prime rate option with an interest rate of 7.0%. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $47,000 for the nine months ended September 30, 2001.

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




                         BIRNER DENTAL MANAGEMENT SERVICES, INC.
                         a Colorado corporation


Date:  November 9, 2001  By:    /s/ Frederic W.J. Birner
                            -------------------------------------------------
                         Name: Frederic W.J. Birner
                         Title: Chairman of the Board, Chief Executive Officer
                         and Director
                         (Principal Executive Officer)


Date:  November 9, 2001  By:     /s/ Dennis N. Genty
                            -------------------------------------------------
                         Name:    Dennis N. Genty
                         Title:   Chief Financial Officer, Secretary,
                         Treasurer and Director
                         (Principal Financial and Accounting Officer)