Form 10-K
period 2001-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2002-03-28
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended       December 31, 2001
                                       -----------------------------------------

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from                    to
                                          --------------        -------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          COLORADO                           84-1307044
------------------------------------------------------- ------------------------
      (State or other jurisdiction of incorporation or      (IRS Employer
                       organization)                     Identification No.)

            3801 EAST FLORIDA AVENUE, SUITE 508
                     DENVER, COLORADO                         80210
-----------------------------------------------------------  ------------------
         (Address of principal executive offices)            (Zip Code)

                  Registrant's telephone number: (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class    Name of each exchange on which registered
-----------------------------------  -------------------------------------------
                     None.                             None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X     No
                                           --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. [ ___ ]

The aggregate market value of the Registrant's voting stock held as of March 13, 2002 by non-affiliates of the Registrant was $5,020,675. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 788,175 shares of voting stock are held by non-affiliates. As of March 13, 2002, the Registrant had 1,506,705 shares of its common stock, without par value ("Common Stock") outstanding.

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


                           FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K ("Annual Report") of Birner Dental Management Services, Inc. (the "Company"), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Items 1. and 2., "Business and Properties,"
Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

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

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents



  Part     Item(s)                                                                                                 Page

I.        1. and 2.   Business and Properties                                                                       4
                          General                                                                                   4
                          Dental Services Industry                                                                  4
                          Operations                                                                                5
                          Existing Offices                                                                          6
                          Patient Services                                                                          7
                          Dental Practice Management Model                                                          7
                          Payor Mix                                                                                 9
                          The Company Dentist Philosophy                                                            9
                          Expansion Program                                                                        10
                          Affiliation Model                                                                        11
                          Competition                                                                              12
                          Government Regulation                                                                    13
                          Insurance                                                                                16
                          Trademark                                                                                16
                          Facilities and Employees                                                                 16
          3.          Legal Proceedings                                                                            16
          4.          Submission of Matters to a Vote of Security Holders                                          16
II.       5.          Market for Registrant's Common Equity and Related Stockholder Matters
                                                                                                                   17
          6.          Selected Financial Data                                                                      18
          7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                   19
          7A.         Quantitative and Qualitative Disclosures About Market Risk                                   33
          8.          Financial Statements and Supplementary Data                                                  34
          9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                                   58
III.      10.         Directors and Executive Officers of the Registrant                                           59
          11.         Executive Compensation                                                                       60
          12.         Security Ownership of Certain Beneficial Owners and Management                               64
          13.         Certain Relationships and Related Transactions                                               65
IV.       14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             66


                                     PART I

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES.


General

The Company acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 40 dental practices ("Offices") in Colorado and eight Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company increasingly offers specialty dental services through affiliated specialists. The Company currently manages 54
Offices, of which 37 were acquired and 17 were developed internally ("de novo Offices").

Dental Services Industry

According to the U.S. Health Care Financing Administration ("HCFA"), dental expenditures in the U.S. increased from $31.5 billion in 1990 to $60.0 billion in 2000. HCFA also projects that dental expenditures will reach approximately $104.6 billion by 2011, representing an increase of approximately 74.3% over 2000 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

Operations

Location of Offices











[MAP INSERTED HERE]

Existing Offices

As of the date of this Annual Report, the Company managed a total of 54 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

                                                                                      Date Acquired/    Specialty
                Office Name                             Office Address                  Developed*       Services
Colorado
   Boulder
    Perfect Teeth/Boulder                  4155 Darley, #F                          September 1997
    Perfect Teeth/Folsom                   1840 Folsom, Suite 302                   April 1998
   Castle Rock
    Perfect Teeth/Castle Rock              390 South Wilcox, Unit D                 October 1995
   Colorado Springs
    Perfect Teeth/Cheyenne Meadows         827 Cheyenne Meadows Road                June 1998*
    Perfect Teeth/Garden of the Gods       4329 Centennial Boulevard                July 1996*
    Perfect Teeth/South 8th Street         1050 South Eighth Street                 August 1998            1,2
    Perfect Teeth/Uintah Gardens           1768 West Uintah Street                  May 1996*               1
    Perfect Teeth/Union & Academy          5140 North Union                         September 1997
    Perfect Teeth/Woodman Valley           6914 North Academy Boulevard, Unit 1B    April 1998*
    Perfect Teeth/Powers                   5929 Constitution Avenue                 March 1999*            1,2
   Denver
     Perfect Teeth/64th and Ward           12650 West 64th Avenue, Unit J           January 1996*
     Perfect Teeth/88th and Wadsworth      8749 Wadsworth Boulevard                 September 1997        2,3,4
     Perfect Teeth/Arapahoe                7600 East Arapahoe Road, #311            October 1995            1
     Perfect Teeth/Bowmar                  5151 South Federal Boulevard, #G-2       October 1995            1
     Perfect Teeth/Buckley and Quincy      4321 South Buckley Road                  September 1997          1
     Perfect Teeth/Central Denver          1633 Fillmore Street, Suite 200          May 1996
     Perfect Teeth/East 104th Avenue       2200 East 104th Avenue, #112             May 1996                1
     Perfect Teeth/East Cornell            12200 East Cornell Avenue, # E           August 1996
     Perfect Teeth/East Iliff              16723 East Iliff Avenue                  May 1997
     Glendale Dental Group                 4521 East Virginia Avenue                February 1999
     Perfect Teeth/Golden                  17211 South Golden Road, #100            June 1999*
     Perfect Teeth/Green Mountain          13035 West Alameda Parkway               December 1998*
     Perfect Teeth/Highlands Ranch         9227 Lincoln Avenue, Suite 100           July 1999*              1
     Perfect Teeth/Ken Caryl               7660 South Pierce                        September 1997
     Perfect Teeth/Leetsdale               7150 Leetsdale Drive, #110A              March 1996*
     Mississippi Dental Group              11175 East Mississippi Avenue, #110      September 1998
     Perfect Teeth/Monaco and Evans        2121 South Oneida, Suite 321             November 1995        1,2,3,4
     Perfect Teeth/North Sheridan          11550 North Sheridan, #101               May 1996                1
     Perfect Teeth/Parker                  11005 South Parker Road                  December 1998*          1
     Perfect Teeth/Sheridan and 64th Avenue5169 West 64th Avenue                    May 1996
     Perfect Teeth/South Holly Street      8211 South Holly Street                  September 1997          2
     Perfect Teeth/Speer                   700 East Speer Boulevard                 February 1997
     Perfect Teeth/West 38th Avenue        7760 West 38th Avenue, #200              May 1996                1
     Perfect Teeth/West 120th Avenue       6650 West 120th Avenue, A-6              September 1997
     Perfect Teeth/West Jewell             8064 West Jewell                         April 1998
     Perfect Teeth/Yale                    7515 West Yale Avenue, Suite A           April 1997             1,3
   Fort Collins
     Perfect Teeth/South Fort Collins      1355 Riverside Avenue, Unit D            May 1996
   Greeley
     Perfect Teeth/Greeley                 902 14th Street                          September 1997
   Longmont
     Perfect Teeth/Longmont                641 Ken Pratt Boulevard                  September 1997
   Loveland
     Perfect Teeth/ Loveland               3400 West Eisenhower Boulevard           September 1996






                                                                                      Date Acquired/    Specialty
                Office Name                             Office Address                  Developed*       Services

New Mexico
   Albuquerque
     Perfect Teeth/Alice                   5909 Alice NE                            February 1998
     Perfect Teeth/Candelaria              6101 Candelaria NE                       April 1997
     Perfect Teeth/Cubero Drive            5900 Cubero Drive NE, Suite E            September 1998
     Perfect Teeth/Four Hills              13140-E Central Avenue, SE               August 1997*            3
     Perfect Teeth/Fourth Street           5721 Fourth Street NW                    August 1997
     Perfect Teeth/Wyoming and Candelaria  8501 Candelaria NE, Suite D3             August 1997
    Rio Rancho
     Perfect Teeth/Rio Rancho              4500 Arrowhead Ridge Drive               July 1999*              3
    Santa Fe
     Perfect Teeth/Plaza Del Sol           720 St. Michael Drive, Suite O           May 1998*               3
Arizona
    Goodyear
     Perfect Teeth/Palm Valley             14175 West Indian School Bypass Road, #B6March 2000*
    Mesa
     Perfect Teeth/Power & McDowell        2733 North Power Road, Suite 101         October 2000*
    Phoenix
     Perfect Teeth/Thomas and 15th Avenue  3614 North 15th Avenue, Suite B          September 1998
    Scottsdale
     Perfect Teeth/Bell Road & 64th        6345 East Bell Road, Suite 1             July 1998             1,2,3
Street
     Perfect Teeth/Shea & 90th Street      9393 North 90th Street, Suite 207        September 1998
    Tempe
     Perfect Teeth/Elliot and McClintock   7650 S. McClintock Dr., #110             June 1999*

(1)      Orthodontics
(2)      Periodontics
(3)      Oral Surgery
(4)      Pedodontics

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

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocol, and third-party payment arrangements. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company's formalized training program. In addition, Company regional directors meet weekly with the Company's senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and the on-going meetings with employees have contributed to an improvement in the operations at its Offices.

Staffing Model. The Company's staffing model attempts to maximize Office profitability by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to three dentists, two to three dental assistants, one to three hygienists, one to two hygiene assistants and two to four front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of six regional directors in Colorado and one regional director for New Mexico and Arizona. These regional directors, who are each responsible from four to 14 Offices or the specialty practice, oversee operations, development of non-dental employees, recruiting and work to implement the Company's dental practice management model to maximize revenues and profitability.

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

Purchasing / Vendor Relationships. The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers, to reduce per unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. This system of centralized buying and distribution on an as-needed basis limits storage of unused inventory and supplies at the Offices.

Payor Mix

The Company's payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured patients. The Company seeks to optimize the revenue mix at each Office between fee-for-service business and capitated managed care plans, taking into account the local dental market. While fee-for-service business generally provides a greater margin than capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. Consequently, the Company seeks to supplement its fee-for-service business with revenue derived from contracts with capitated managed dental care plans. The Company negotiates the managed care contracts on behalf of the professional corporations that operate the Offices (the "P.C.s"), although the P.C.s enter into the contracts with the various managed care plans. Managed care relationships also provide increased co-payment revenue, referrals of additional fee-for-service patients and opportunities for dentists practicing at the Offices to educate patients about the benefits of elective dental procedures that may not be covered by the patients' capitated managed dental care plans.

During the years ended December 31, 1999, 2000, and 2001 the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 8.9%, 9.1% and 7.4%, respectively, CIGNA Dental Health was responsible for 7.8%, 5.9% and 6.0%, respectively and Delta Care was responsible for 5.0%, 8.6% and 8.0%, respectively.

The Company has successfully reduced the percentage of its business that comes from managed dental care plans, from 51.4% of gross revenues in 1998 to 31.2% of gross revenues in 2001, and replaced that revenue stream with higher margin fee-for-service revenues. This higher margin fee for service revenue has predominantly been business derived from preferred provider plans.

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

Expansion Program

Overview

Since its formation in May 1995, the Company has acquired 42 practices, including five practices that have been consolidated into existing Offices. Of those acquired practices (including the five practices consolidated with existing Offices), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been solo dental practices. The Company has developed 17 de novo Offices (including one practice that was consolidated with an existing Office). During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff.

The following table sets forth the change in the number of Offices managed by the Company from January 1, 1997 through December 31, 2001.


                                                      1997         1998          1999           2000          2001
                                                      ----         ----          -----          ----          ----
Offices at beginning of the period                     18           34            49             54            56
De novo Offices                                         1            5             5              2             0
Acquired Offices                                       15           10             1              0             0
Consolidation of Offices                                0            0            (1)             0            (2)
                                                      ----         ----          -----          ----          ----
Offices at end of the period                           34           49            54             56            54
                                                      =====        =====         =====          =====         =====

Capacity Utilization

The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the addition of incremental dentists and hygienists to further utilize existing physical capacity in the Offices.

De Novo Office Developments

One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Five of the Company's seven Colorado Springs Offices, six of the Company's 29 Denver metro area Offices, none of the Company's four Northern Colorado Offices, three of the Company's eight New Mexico Offices and three of the Company's six Arizona Offices were de novo developments. The Company generally locates de novo Offices in prime retail locations in areas where there is significant population growth. These locations provide high visibility for the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

The average investment by the Company in each of its 17 de novo Offices has been approximately $210,000, which includes the cost of equipment, leasehold improvements and working capital associated with the initial operations. The de novo Offices, which were opened between January 1996 and October 2000, began generating positive contribution from dental offices, on average, within eight months of opening.

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

New Mexico: During 2001 the Company acquired the remaining 50% interest in one existing Office in New Mexico. During 1999 the Company opened one de novo Office in Rio Rancho, a suburb of Albuquerque.

Arizona: In March 2000, the Company opened one de novo Office in Goodyear. In October 2000, the Company opened one de novo Office in Mesa. Both Goodyear and Mesa are suburbs of Phoenix. During 1999 the Company opened one de novo Office in Tempe, a suburb of Phoenix.


Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C., which are owned by one of eight different licensed dentists practicing within the Company's network. The Company has entered into agreements with owners of 51 of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or the director of the P.C.

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

In the remaining two Colorado P.C.s the Company has the right of first refusal to purchase 100% of the P.C.s shares and the right to elect one-half of the directors and vote one-half of the shares in such P.C.s.

Management Agreements with Affiliated Offices

The Company derives all of its revenue from its management agreements with the P.C.s (the "Management Agreements"). Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including
(i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees,
(viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists and dental hygienists, (ii) ensuring compliance with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Because the Company's financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

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

Employment Agreements

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with a P.C. The majority of such agreements can be terminated by either party without cause with 90 days notice. The employment agreement for one of the managing dentists who is also a shareholder of a P.C. has a term of 20 years and can only be terminated by the employer P.C. upon the occurrence of certain events. If the employment of the managing dentist is terminated for any reason, the employer P.C. has the right to redeem the shares of the P.C. operating the Office held by the managing dentist. Such agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, or a bonus based upon the operating performance of the Office, whichever is greater. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, whichever is greater. Specialists are compensated based upon a percentage of revenue or collections attributable to their work. The P.C. with whom the dentist has entered into an employment agreement pays the dentists' compensation and benefits.

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

Commencing in March 2003, health care providers, including the Company, will have to comply with the electronic data security and privacy requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. While the Company intends to comply with all requirements, the Company cannot presently predict the ultimate impact of the HIPAA regulations on the Company and its business.

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

As of December 31, 2001, the Company had 73 general dentists, 13 specialists and 65 affiliated hygienists that were employed by the P.C.s, and 323 non-dental employees.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company received notice from the Nasdaq Stock Market that the Company did not comply with the requirements for continued listing on the Nasdaq National Market System. In order to satisfy Nasdaq's listing requirements for the Nasdaq SmallCap Market, effective February 26, 2001, the Company's Board of Directors approved a one-for-four reverse stock split. The SmallCap Market's maintenance standards, among other things, require the Company to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholders who own 100 shares of Common Stock or more; and 4) a minimum bid price of at least $1.00 per share. All shares, share prices and earnings per share calculations for all periods have been restated to reflect this reverse stock split.

The Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "BDMS" since February 26, 2001. The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq National Market up to February 26, 2001 and The Nasdaq SmallCap Market thereafter:


                                                                           HIGH               LOW
   2000

   First Quarter                                                        $    7.50          $  4.50
   Second Quarter                                                            7.50             4.00
   Third Quarter                                                             7.50             3.50
   Fourth Quarter                                                            4.50             1.50

   2001

   First Quarter                                                        $    3.25          $  1.88
   Second Quarter                                                            2.20             1.94
   Third Quarter                                                             3.02             1.95
   Fourth Quarter                                                            4.91             2.60

   2002

   First Quarter (January 1, 2002 through March 13, 2002)               $    6.37          $  4.33

At March 13, 2002 the last reported sale price of the Company's Common Stock was $6.37 per share. As of the same date, there were 1,506,705 shares of Common Stock outstanding held by 79 holders of record and approximately 590 beneficial owners.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 1999, 2000, and 2001 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 1997 and 1998 periods are derived from the Company's historical consolidated financial statements.

A one-for four split of the Company's stock became effective as of February 26, 2001. As a result, all earnings per share data presented in the following table has been restated to reflect this reverse stock split.

The data in the following table is in $000's except per share data, number of offices and number of dentists:


                                                                                          Years Ended December 31,
                                                                                          -----------------------
                                                                   1997          1998         1999          2000          2001
                                                                   ----          ----         ----          ----          ----
Statements of Operations Data: (1)
Net revenue                                                     $ 12,742       $ 21,741      $ 28,553       $ 29,419      $ 29,249


Direct expenses                                                   10,151         17,287        24,425         25,475        25,158
Contribution from dental offices                                   2,591          4,454         4,128          3,944         4,092
Corporate expenses                                                 1,714          3,182         4,038          3,747         3,270
Operating income                                                     877          1,272            90            197           822
Income (loss) before income taxes                                     34            843          (389)          (434)          371
Income tax (expense) benefit                                           -          (128)           111            113          (121)
Income (loss) before change in accounting                             34            715          (278)          (321)          250
principle
Cumulative effect of change in accounting                              -            (39)            -              -             -
principle
Net income (loss)                                                     34            675          (278)          (321)          250

Basic earnings per share of Common Stock:
Income (loss) before cumulative effect of change                     .04            .46          (.18)          (.21)          .17
in accounting principle
Cumulative effect of change in accounting                              -           (.03)            -              -             -
principle
Net income (loss)(2)                                                 .04            .43          (.18)          (.21)          .17

Diluted earnings per share of Common Stock:
Income (loss) before cumulative effect of change                     .04            .44          (.18)          (.21)          .16
in accounting principle
Cumulative effect of change in accounting                              -           (.02)            -              -             -
principle
Net income (loss)(2)                                                 .04            .42          (.18)          (.21)          .16

Balance Sheet Data (3):
Cash and cash equivalents                                       $    977       $  2,170         $ 807       $    691      $    949
Working capital (deficit)                                           (458)         2,309         1,467          2,043           301
Total assets                                                      15,564         25,543        27,949         26,333        24,762
Long-term debt, less current maturities                           10,198          3,240         6,771          6,682         3,296
Total shareholders' equity                                         1,388         18,746        16,905         16,471        16,721
Dividends declared per share of Common Stock                           -              -             -              -             -

Operating Data:
Number of offices (3)                                                 34             49            54             56            54
Number of dentists (3)(4)                                             53             73            90             91            86
Total net revenue per office                                    $    375       $    444      $    529       $    525      $    542

-------------------

(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. During 1997 15 additional Office acquisitions and one de novo Office increased the Company's operations. In 1998, the Company acquired an additional 10 Offices and opened five de novo Offices. In 1999, the Company acquired one Office, opened five de novo Offices and consolidated two existing Offices into one. In 2000, the Company opened two de novo Offices. During 2001, the Company consolidated four existing Offices into two.
(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company.
(3)      Data is as of the end of the respective periods presented.
(4) This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General

The following discussion and analysis relates to factors, which have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2001. Reference should also be made to the Company's consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this document. This document contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this document generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

Overview

The Company was formed in May 1995, and currently manages 54 Offices in Colorado, New Mexico, and Arizona staffed by 73 dentists and 13 specialists. The Company has acquired 42 practices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance. See Items 1 and 2. "Business and Properties - Operations - Dental Practice Management Model."

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market led to its expansion into New Mexico and Arizona. The Company commenced operations in Colorado in October 1995 with the acquisition of three practices, and acquired a fourth practice in November 1995. During 1996, the Company developed five de novo Offices and acquired 12 practices (including three practices which were consolidated with existing Offices). In 1997, the Company developed one de novo Office and acquired 15 practices. In 1998, the Company developed five de novo Offices and acquired 10 practices. In 1999, the Company developed five de novo Offices, acquired one practice and consolidated two practices into one. In 2000, the Company developed two de novo Offices and purchased the remaining 50% interest in two existing Offices. In 2001, the Company consolidated four existing Offices in to two Offices and acquired the remaining 50% interest in one existing Office.

The combined purchase amounts for the four practices acquired in 1995, the 12 practices acquired in 1996, the 15 practices acquired in 1997, the 10 practices acquired in 1998, and the practice acquired in 1999 were approximately $412,000, $4.4 million, $5.3 million, $5.8 million and $760,000, respectively. The 17 remaining de novo Offices which were opened between January 1996 and October 2000 began generating positive contribution from dental offices, on average, within eight months of opening. See Items 1 and 2. "Business and Properties - Expansion Program."

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2001, net revenue increased from $28.6 million in 1999 to $29.4 million for 2000, and decreased to $29.2 million for 2001. During the three years ended December 31, 2001, contribution from dental offices decreased from $4.1 million in 1999 to $3.9 million for 2000, and increased to $4.1 million for 2001. During the three years ended December 31, 2001, operating income increased from $89,000 for 1999 to $197,000 in 2000 and $822,000 in 2001.

At December 31, 2001, the Company's total assets of $24.8 million included $13.9 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $16.7 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of December 31, 2001 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume of existing Offices through effective marketing and advertising programs and by opening new Offices. The Company seeks to supplement this fee-for-service business with Revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

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

For the year ended December 31, 2001, Revenue increased to $41.4 million compared to $41.2 million for the year ended December 31, 2000, an increase of $200,000 or 0.4%. An increase in Revenue of $454,000 was attributable to the two de novo Offices that were opened during 2000, which was partially offset by a decrease in Revenue of $300,000 at the 52 Offices in existence during both full periods.

For the year ended December 31, 2000, Revenue increased to $41.2 million from $39.1 million for the year ended December 31, 1999, an increase of $2.1 million or 5.4%. The Company opened two de novo Offices during 2000 which, in the aggregate, contributed $483,000 and $1.6 million was attributable to the 54 Offices that existed at the beginning of 2000.

The Company has successfully reduced the percentage of its business which comes from capitated managed dental care plans from 51.4% of Revenue in 1998 to 31.2% of Revenue in 2001, and replaced that capitated revenue stream with higher margin fee-for-service business. This higher margin fee-for-service revenue has predominately been business derived from preferred provider plans.

The following table sets forth the percentages of Net Revenue represented by certain items reflected in the Company's Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                                 1999                      2000                    2001
                                                 ----                      ----                    ----

Net revenue                                       100.0 %                   100.0 %                100.0 %
Direct expenses:
     Clinical salaries and benefits                39.2                      40.9                   40.4
     Dental supplies                                6.2                       6.4                    6.0
     Laboratory fees                               10.0                       8.9                    8.4
     Occupancy                                     10.8                      11.0                   11.2
     Advertising and marketing                      1.7                       1.1                    1.1
     Depreciation and amortization                  6.7                       8.2                    8.4
     General and administrative                    10.9                      10.1                   10.5
                                                   -----                    -------                 ----

                                                   85.5                      86.6                   86.0
                                                   -----                    -------                 ----
Contribution from dental offices                   14.5                      13.4                   14.0
Corporate expenses:
     General and administrative                    13.3                      11.6                   10.1
     Depreciation and amortization                  0.9                       1.1                    1.1

                                                   -----                    -------                 ----
Operating income                                    0.3                       0.7                    2.8
Interest expense, net
                                                   (1.7)                     (2.2)                  (1.5)

                                                   -----                    -------                 ----
Income (loss) before income taxes                  (1.4)                     (1.5)                   1.3
Income tax (expense) benefit                        0.4                       0.4                   (0.4)

Net income (loss)                                  (1.0)%                    (1.1)%                  0.9 %
                                                   ======                   =======                 =====


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net revenue. Net revenue decreased from $29.4 million for the year ended December 31, 2000 to $29.2 million for the year ended December 31, 2001, a decrease of $169,000 or 0.6%. A decrease in net revenue of $451,000 was attributable to the 52 practices in existence during both full periods, of which $282,000 was offset by an increase in net revenue attributable to two de novo offices that were opened during the 2000 fiscal year.

Clinical salaries and benefits. Clinical salaries and benefits decreased from $12.0 million for the year ended December 31, 2000 to $11.8 million for the year ended December 31, 2001, a decrease of $217,000 or 1.8%. This decrease was due primarily to attrition of support staff at the Offices who were not replaced and also because of a wage freeze that was implemented during 2001. As a percentage of net revenue, clinical salaries and benefits decreased from 40.9% in 2000 to 40.4% in 2001.

Dental supplies. Dental supplies decreased from $1.9 million for the year ended December 31, 2000 to $1.8 million for the year ended December 31, 2001, a decrease of $115,000 or 6.2%. This decrease was primarily due to fewer de novo office starts that require additional expenses to establish a start-up inventory. As a percentage of net revenue, dental supplies decreased from 6.4% in 2000 to 6.0% in 2001.

Laboratory fees. Laboratory fees decreased from $2.6 million for the year ended December 31, 2000 to $2.5 million for the year ended December 31, 2001, a decrease of $164,000 or 6.2%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased from 8.9% in 2000 to 8.4% in 2001.

Occupancy. Occupancy increased from $3.2 million for the year ended December 31, 2000 to $3.3 million for the year ended December 31, 2001, an increase of $39,000 or 1.2%. This increase was due to certain Offices which were only open for part of the year ended December 31, 2000 and a full year in 2001 as well as increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2000 period. This was partially offset by lower costs associated with the consolidation of four offices into two during 2001. As a percentage of net revenue, occupancy expense increased from 11.0% in 2000 to 11.2% in 2001.

Advertising and marketing. Advertising and marketing decreased from $328,000 for the year ended December 31, 2000 to $315,000 for the year ended December 31, 2001, a decrease of $13,000 or 4.0%. This decrease was primarily due to the fact that no new Offices were opened in 2001 as compared to the opening of two new
Offices in 2000 and the corresponding savings of the initial expense of promoting new Offices. As a percentage of net revenue, advertising and marketing remained constant at 1.1% for both 2000 and 2001.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $2.4 million for the year ended December 31, 2000 to $2.5 million for the year ended December 31, 2001, an increase of $53,000 or 2.2%. This increase is related to the increase in the Company's depreciable and amortizable asset base. As a percentage of net revenue, depreciation and amortization increased from 8.2% in 2000 to 8.4% in 2001.

General  and  administrative.   General  and  administrative   costs  which  are
attributable to the Offices, increased from $3.0 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001, an increase of $99,000 or 3.4%. This increase was primarily due to certain Offices which were only open for part of the year ended December 31, 2000 and a full year in 2001. As a percentage of net revenue, general and administrative expenses increased from 10.1% in 2000 to 10.5% in 2001.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from $3.9 million for the year ended December 31, 2000 to $4.1 million for the year ended December 31, 2001, an increase of $148,000 or 3.8%. As a percentage of net revenue, contribution from dental offices increased from 13.4% in 2000 to 14.0% in 2001.

Corporate expenses - general and administrative. Corporate expenses - general and administrative decreased from $3.4 million for the year ended December 31, 2000 to $2.9 million for the year ended December 31, 2001, a decrease of $467,000 or 13.7%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased from 11.6% in 2000 to 10.1% in 2001.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization decreased from $332,000 for the year ended December 31, 2000 to $322,000 for the year ended December 31, 2001, a decrease of $10,000 or 3.0%. This decrease was a result of the Company's efforts to control capital expenditures and the fact that some corporate assets have become fully depreciated. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% from 2000 to 2001.

Operating income. As a result of the above, operating income increased from $197,000 for the year ended December 31, 2000 to $822,000 for the year ended December 31, 2001, an increase of $625,000 or 317.8%. As a percentage of net revenue, operating income increased from 0.7% in 2000 to 2.8% in 2001.

Interest expense, net. Interest expense, net decreased from $630,000 for the year ended December 31, 2000 to $451,000 for the year ended December 31, 2001, a decrease of $180,000 or 28.5%. This decrease was primarily the result of a lower average interest rate and a lower average outstanding debt balance during 2001. As a percentage of net revenue, interest expense, net decreased from 2.2% in 2000 to 1.5% in 2001.

Net income (loss). As a result of the above, the Company reported net income of $250,000 for the year ended December 31, 2001 compared to a net loss of $(321,000) for the year ended December 31, 2000. Net income for the year ended December 31, 2001 was net of income tax expense of $121,000 while the net loss for the year ended December 31, 2000 included an income tax benefit of $113,000.

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

Advertising and marketing. Advertising and marketing decreased from $484,000 for the twelve months ended December 31, 1999 to $328,000 for the twelve months ended December 31, 2000, a decrease of $156,000 or 32.1%. This decrease was primarily due to the opening of two Offices in 2000 as compared to six Offices in 1999 and the corresponding savings of the initial expense of promoting new Offices. Advertising and marketing expense, as a percentage of net revenue, decreased from 1.7% in 1999 to 1.1% in 2000.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased from $1.9 million for the twelve months ended December 31, 1999 to $2.4 million for the twelve months ended December 31, 2000, an increase of $484,000 or 25.2%. This increase was primarily due to the number of Offices which were open for part of the year ended December 31, 1999, and because of the two new Offices opened in 2000. Depreciation and amortization as a percentage of net revenue increased from 6.7% in 1999 to 8.2% in 2000.

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

Interest expense, net. Interest expense - net increased from $478,000 for the twelve months ended December 31, 1999 to $630,000 for the twelve months ended December 31, 2000, an increase of $152,000 or 31.8%. This increase was primarily the result of higher rates of interest charged the Company on its line of credit and a higher average balance outstanding on this line of credit that was used for capital expenditures and the open-market purchases of Common Stock of the Company. As a percentage of net revenue, interest expense - net increased from 1.7% in 1999 to 2.2% in 2000.

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

Net cash provided by operating activities was $1.3 million, $1.7 million, and $4.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. During the year ended December 31, 2001, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in accounts receivable of approximately $784,000, an increase in accounts payable of approximately $342,000 offset, in part, by an increase in prepaid expenses of approximately $267,000. During the year ended December 31, 2000 after adding back depreciation and amortization and other non-cash expenses, the Company's cash used in operating activities consisted primarily of a reduction in accounts payable of approximately $705,000 offset, in part, by a decrease in prepaid expenses of approximately $146,000. During the year ended December 31, 1999 after adding back depreciation and amortization and other non-cash expenses, the Company's cash used in operating activities consisted primarily of an increase in accounts receivable of approximately $1.1 million offset, in part, by an increase in accounts payable of approximately $500,000.

Net cash used in investing activities was $4.4 million, $1.5 million, and $1.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. During the year ended December 31, 2001, $547,000 was invested in the purchase of additional property and equipment and $435,000 for acquiring the remaining 50% interest in one existing Office. During the year ended December 31, 2000, $1.1 million was invested in the purchase of additional property and equipment, including $428,000 for two de novo Offices and $197,000 for acquiring the remaining 50% interest in two existing Offices. During the year ended December 31, 1999, $3.7 million was invested in the purchase of additional property and equipment, including $1.1 million for the de novo Offices and $697,000 for an acquisition.

For the year ended December 31, 1999 net cash provided by financing activities was $1.8 million. For the years ended December 31, 2000 and 2001 net cash used in financing activities was $401,000, and $2.7 million, respectively. For the year ended December 31, 2001, net cash used in financing activities was comprised of $2.4 million for the pay-down on the Company's line of credit, $203,000 for the repayment of long-term debt and $67,000 for the payment of financing costs. For the year ended December 31, 2000, net cash used in financing activities was comprised of $195,000 for the repayment of long-term debt, $113,000 for the purchase and retirement of Common Stock and $93,000 for the pay-down on the Company's line of credit. For the year ended December 31, 1999, net cash provided by financing activities was comprised of net borrowings under the Company's line of credit of approximately $3.7 million which was partially offset by the purchase and retirement of Common Stock of approximately $1.6 million and approximately $310,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on December 17, 2001), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate (prime plus a rate margin of 2.0%). The Company is also obligated to pay an annual facility fee of ..50% on the average unused amount of the revolving line of credit during the previous full calendar quarter. Borrowings are limited to an availability formula based on the Company's eligible accounts receivable. As amended, the revolving loan matures on April 30, 2002 and the non-revolving note matures on April 30, 2003. At December 31, 2001, the Company had $168,000 outstanding and approximately $1.8 million available for borrowing under the revolving line of credit and $3.875 million outstanding under the term loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2001 the Company was in full compliance with all of its covenants under this agreement.

As of December 31, 2001, the Company had approximately $585,000 in notes payable issued in connection with various Office acquisitions, which bear interest at rates varying from 8.0% to 9.0%. At December 31, 2001, the Company's material commitments for capital expenditures totaled approximately $1.2 million that includes the acquisition of controlling interest in two existing Offices. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's accumulated deficit as of December 31, 2001 was approximately $(134,000) and the Company had working capital on that date of approximately $301,000.

The Company believes that cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months, even in the event the Company is not able to successfully negotiate a new Line of Credit at the end of its term. The Company believes, however, that it will be able to renew the Line of Credit with its current lender or a different lender with the same or better terms than currently exist. In addition, in order to meet its long-term liquidity needs the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See "Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During 2000 the Company, in 18 separate transactions, purchased approximately 26,300 shares of Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. The Company's current Credit Facility (as amended on December 17, 2001) prohibits the Company from purchasing its Common Stock on the open market even though approximately $37,000 remains available under the Board of Directors approved plan.

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," which replace Accounting Principle Board Opinion Nos. 16 ("APB 16"), "Business Combinations," and APB 17, "Intangible Assets," respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. Prior to the adoption of SFAS 142, impairment of intangibles was recognized according to the undiscounted cash flow test per SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on the Company's financial condition or results of operations.

In June  2001,  the FASB  approved  for  issuance  SFAS  143,  Asset  Retirement
Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.


In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management believes the adoption of SFAS 144 will not have a material impact on the Company's financial statements.


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

Risks Associated with De Novo Office Development. The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. To date, the Company's average cost to open a de novo Office has been approximately $210,000. Future de novo development may require a greater investment by the Company. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Items 1 and 2. "Business and Properties - Expansion Program - De Novo Office Developments."

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

Commencing in March 2003, health care providers, including the Company, will have to comply with the electronic data security and privacy requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. While the Company intends to comply with all requirements, the Company cannot presently predict the ultimate impact of the HIPAA regulations on the Company and its business.

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

Risks Associated with Acquisition Strategy. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, five of which have been consolidated into existing Offices. The success of the Company's acquisition strategy will depend on factors, which include the following:

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

         * Integration of Dental Practices. The integration of acquired dental practices into the Company's networks is a difficult, costly and time consuming process which, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require the expansion of accounting controls and procedures and the evaluation of certain personnel  functions.  There  can  be  no  assurance  that  substantial unanticipated problems, costs or delays associated with such integration efforts or with such acquired practices will not occur. As the Company pursues its acquisition strategy, there can be no assurance that the Company will be able to successfully integrate acquired practices in a timely manner or at all, or that any acquired practices will have a positive impact on the Company's results of operations and financial condition.

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

In 2001, the Company derived approximately 15.4% of its revenues from capitated managed dental care contracts, and 15.8% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties - Operations - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 2001, intangible assets on the Company's consolidated balance sheet were $13.9 million, representing 56.2% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

Possible Exposure to Professional Liability. In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice. Some of these lawsuits involve large claims and significant defense costs. Any suits involving the Company or dentists at the Offices, if successful, could result in substantial damage awards that may exceed the limits of the Company's insurance coverage. The Company provides practice management services; it does not engage in the practice of dentistry or control the practice of dentistry by the dentists or their compliance with regulatory requirements directly applicable to providers. There can be no assurance, however, that the Company will not become subject to litigation in the future as a result of the dental services provided at the Offices. The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, hygienists and dental assistants at the Offices. While the Company believes it has adequate liability insurance coverage, there can be no assurance that the coverage will be adequate to cover losses or that coverage will continue to be available upon terms satisfactory to the Company. In addition, certain types of risks and liabilities, including penalties and fines imposed by governmental agencies, are not covered by insurance. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims could have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Insurance."

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 2001, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2001, approximately $4.0 million was outstanding with an interest rate of 6.75% (prime plus 2.0%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the interest rate on the Company's Credit Facility would have resulted in additional interest expense of approximately $58,000 for the twelve months ended December 31, 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries' consolidated financial statements as of December 31, 2000 and 2001 and for the three years ended December 31, 2001:

                                                           Page

    Report of Independent Public Accountants                35
    Consolidated Balance Sheets                             37
    Consolidated Statements of Operations                   38
    Consolidated Statements of Shareholders' Equity         39
    Consolidated Statements of Cash Flows                   40
    Notes to Consolidated Financial Statements              42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheet of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




Hein + Associates LLP



Denver, Colorado,
March 2, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheet of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
March 2, 2001.




                  BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                      ASSETS                                               2000                2001
                                                                                           ----                ----
CURRENT ASSETS:

    Cash and cash equivalents                                                      $    691,417         $    949,236
    Accounts receivable, net of allowance for doubtful
       accounts of $201,047 and $201,795, respectively                                3,871,818            3,086,648
    Deferred tax asset                                                                  104,429              112,214
    Prepaid expenses and other assets                                                   426,938              724,429
                                                                                   ------------         ------------
              Total current assets                                                    5,094,602            4,872,527

PROPERTY AND EQUIPMENT, net                                                           6,967,914            5,369,198

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,693,092           13,915,362
    Deferred charges and other assets                                                   179,156              216,285
    Notes receivable - related parties                                                  214,112              284,479
    Deferred tax asset, net                                                             184,192              104,074
                                                                                   ------------         ------------

              Total assets                                                         $ 26,333,068         $ 24,761,925
                                                                                   ============         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  2,897,043         $  3,239,202
    Current maturities of long-term debt                                                154,666            1,332,158
                                                                                   ------------         ------------
              Total current liabilities                                               3,051,709            4,571,360

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         6,681,623            3,296,304
    Other long-term obligations                                                         128,820              173,089
                                                                                   ------------         ------------

              Total liabilities                                                       9,862,152            8,040,753
                                                                                   ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 shares issued and
       outstanding at December 31, 2000 and 2001                                     16,855,661           16,855,661
    Accumulated deficit                                                                (384,745)            (134,489)
                                                                                   ------------         ------------
              Total shareholders' equity                                             16,470,916           16,721,172

              Total liabilities and shareholders' equity                           $ 26,333,068         $ 24,761,925
                                                                                   ============         ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            Years Ended December 31,
                                                                1999                   2000                  2001
                                                                -----                  ------                ----
NET REVENUE:                                                 $28,553,114            $29,418,772           $29,249,333

DIRECT EXPENSES:
    Clinical salaries and benefits                            11,204,988             12,020,083            11,803,291
    Dental supplies                                            1,773,229              1,870,396             1,754,923
    Laboratory fees                                            2,845,896              2,634,975             2,471,087
    Occupancy                                                  3,088,530              3,250,974             3,289,937
    Advertising and marketing                                    483,615                328,149               315,083
    Depreciation and amortization                              1,924,790              2,409,223             2,462,604
    General and administrative                                 3,104,388              2,961,451             3,060,699
                                                             ------------           -----------           -----------
                                                              24,425,436             25,475,251            25,157,624
                                                             ------------           -----------           -----------
    Contribution from dental offices                           4,127,678              3,943,521             4,091,709

CORPORATE EXPENSES:
       General and administrative                              3,796,696              3,415,031             2,948,082
       Depreciation and amortization                             241,496                331,738               321,690
                                                             ------------           -----------           -----------
    Operating income                                              89,486                196,752               821,937
    Interest expense, net                                       (478,285)              (630,410)             (450,869)
                                                             ------------           -----------           -----------
    Income (loss) before income taxes                           (388,799)              (433,658)              371,068
    Income tax (expense) benefit                                 111,187                112,756              (120,812)
                                                             ------------           -----------           -----------

    Net income (loss)                                        $  (277,612)           $  (320,902)          $   250,256
                                                             ============           ===========           ===========


Net income (loss) per share of Common Stock:
     Basic                                                   $      (.18)           $      (.21)          $       .17
                                                             ============           ===========           ===========

    Diluted                                                  $      (.18)           $      (.21)          $       .16
                                                             ============           ===========           ===========


Weighted average number of shares of Common Stock and dilutive securities:
       Basic                                                   1,558,553              1,523,594             1,506,705
                                                             ============           ===========           ===========

       Diluted                                                 1,558,553              1,523,594             1,529,549
                                                             ============           ===========           ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                          Retained
                                                                                          Earnings          Total
                                                              Common Stock             (Accumulated      Shareholders'
                                                        Shares           Amount           Deficit)          Equity
                                                        ------           ------          ----------       ------------
BALANCES, December 31, 1998                          $ 1,659,278      $18,531,738          $ 213,769      $18,745,507
    Purchase and retirement of Common Stock             (133,775)      (1,638,416)                -        (1,638,416)
    Exercise of stock options                              1,376           12,132                 -            12,132
      Issuance of Common Stock for dental
          office acquisition                               3,158           35,000                 -            35,000
      Issuance of Common Stock to Profit
         Sharing Plan                                      2,950           28,000                 -            28,000
    Net loss, FYE 1999                                                          -           (277,612)        (277,612)
                                                     -----------      -----------          ---------      ----------

BALANCES, December 31, 1999                            1,532,987       16,968,454            (63,843)      16,904,611
    Purchase and retirement of Common Stock              (26,282)        (112,793)                -          (112,793)
    Net loss, FYE 2000                                                         -            (320,902)        (320,902)
                                                     -----------      -----------          ---------      ----------

BALANCES, December 31, 2000                            1,506,705       16,855,661           (384,745)      16,470,916
   Net Income, FYE 2001                                                                      250,256          250,256
                                                     -----------      -----------          ---------      ----------


BALANCES, December 31, 2001                          $ 1,506,705      $16,855,661          $(134,489)     $16,721,172
                                                     ===========      ===========          =========      ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                     Page 1 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Years Ended December 31,
                                                                                -----------------------
                                                                        1999                 2000                2001
                                                                        ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $   (277,612)     $  (320,902)         $  250,256
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                2,166,286        2,740,961           2,784,294
          Stock issued for profit sharing plan                            28,000                -                   -
          Provision for doubtful accounts                                 42,261            2,963                 748
          Provision for (benefit from) deferred income taxes            (219,805)        (112,756)             72,333
          Loss on disposition of property                                      -                -               7,956
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                         (1,106,624)         (49,852)            784,422
          Prepaid expense, income tax receivable
              and other assets                                            90,832          146,084            (267,363)
          Accounts payable and accrued expenses                          500,109         (705,196)            342,159
          Other long-term obligations                                     91,257           37,563              44,269
                                                                    ------------     ------------         ----------
    Net cash provided by operating activities                          1,314,704        1,738,865           4,019,074
                                                                    ------------      ------------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties, net                              (45,324)        (140,042)            (70,367)
    Capital expenditures                                              (2,634,600)        (688,930)           (546,798)
    Development of new dental offices                                 (1,071,191)        (427,731)                  -
    Acquisition of dental offices                                       (697,321)        (197,163)           (435,006)
                                                                    ------------      ------------         ----------
    Net cash used in investing activities                             (4,448,436)      (1,453,866)         (1,052,171)
                                                                    ------------      ------------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of Common Stock options                        12,132                -                   -
    Net borrowings from line of credit and long-term debt              3,707,144          (93,000)         (2,439,000)
    Repayment of long-term debt                                         (309,861)        (194,743)           (202,827)
    Payment of debenture issuance and other
       financing costs                                                         -                -             (67,257)
    Purchase and retirement of Common Stock                           (1,638,416)        (112,793)                  -
                                                                    ------------      ------------         ----------
    Net cash provided by (used in) financing activities                1,770,999         (400,536)         (2,709,084)
                                                                    ------------      ------------         ----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                              (1,362,733)        (115,537)            257,819
CASH AND CASH EQUIVALENTS, beginning of year                           2,169,687          806,954             691,417
                                                                    ------------      ------------         ----------

CASH AND CASH EQUIVALENTS, end of year                              $    806,954      $   691,417          $  949,236
                                                                    ============      ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                   Page 2 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Years Ended December 31,
                                                                 1999                   2000                  2001
                                                                -----                   -----                 -----
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
       Cash paid during the year for interest             $       445,784        $     630,570      $    503,979
                                                          ===============        =============      ============
       Cash paid during the year for income taxes         $        87,000        $           -
                                                          ===============        =============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
       Common Stock issued for:
              Acquisition of dental offices               $        35,000        $           -      $          -
                                                          ===============        =============      ============

       Liabilities assumed or incurred through acquisitions:
              Accounts payable and accrued liabilities    $        59,596        $           -      $          -
                                                          ===============        =============      ============

       Accounts receivable acquired through
          acquisitions                                    $        40,000        $           -      $          -
                                                          ===============        =============      ============

       Other assets acquired through acquisitions         $        30,000        $           -      $          -
                                                          ===============        =============      ============

       Notes payable incurred from:
          Acquisition of dental offices                   $           -          $     189,000      $    434,000
                                                          ===============        =============      ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 and manages dental group practices. As of December 31, 1999, 2000 and 2001 the Company managed 54, 56, and 54 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company's growth through December 31, 2001 as follows:

                                                                                  De novo                   Office
                                                    Acquisitions              Developments              Consolidations
                    1997 and Prior *                      31                         6                       (3)
                    1998                                  10                         5                        -
                    1999                                   1                         5                       (1)
                    2000                                   -                         2                        -
                    2001                                   -                         -                       (2)
                                                    -------------             ---------------           ---------------

                    Total                                 42                        18                       (6)
                                                    =============             ===============           ================

* Includes three dental Offices acquired from one of the Company's founders.

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)     SIGNIFICANT ACCOUNTING POLICIES
        --------------------------------

       Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2001.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via long-term contractual management arrangements. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., "nominee shareholder") or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C. The accompanying statements of operations reflect net revenue, which is the amount billed to patients, less dentists' and hygienists' compensation. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company. Under the Management Agreements the Company assumes responsibility for the management of most aspects of the Offices' business (other than the provision of dental services) including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice. The accompanying consolidated financial statements are presented without regard to where the costs are incurred since under the management and other agreements the Company believes it has long-term and unilateral control over the assets and operations of substantially all of the Offices.

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

A summary of the components of net revenue for the years ended December 31, 1999, 2000, and 2001 follows:


                                                                                       Years Ended December 31,
                                                                        1999                   2000                2001
                                                                        ----                  -----                ----
    Total dental group practice revenue, net                    $   39,109,357       $   41,232,288     $    41,388,573
    Less - revenue from managed offices, net                         6,927,865            4,979,535           3,941,061
                                                                    ----------           ----------          ----------

    Dental office revenue, net                                      32,181,492           36,252,753          37,447,512
    Less - amounts retained by dental offices                        8,444,706           10,261,702          10,904,069
                                                                    ----------           ----------          ----------
    Net revenue from consolidated dental offices                    23,736,786           25,991,051          26,543,443
    Management service fee revenue                                   4,816,328            3,427,721           2,705,890
                                                                    ----------           ----------          ----------

    Net revenue                                                 $   28,553,114       $   29,418,772     $    29,249,333
                                                                ==============       ==============     ===============


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

During 1999,  2000, and 2001,  20.7%,  18.5%,  and 15.4%,  respectively,  of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive a co-pay from the patient for certain services provided. Revenue from the Company's capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 1999, 2000 and 2001, the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 8.9%, 9.1% and 7.4%, respectively, CIGNA Dental Health was responsible for 7.8%, 5.9% and 6.0%, respectively and Delta Care was responsible for 5.0%, 8.6% and 8.0%, respectively.

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

     Management Service Fee Revenue

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

       Cash and Cash Equivalents

For purposes of the consolidated balance sheets and statements of cash flows, cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.

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

       Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,550,363, $2,114,446, and $2,125,756 for the years ended December 31, 1999, 2000 and 2001, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $615,923, $626,515, and $658,538 for the years ended December 31, 1999, 2000, and 2001, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

     Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value would be required.

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

       Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per Share".

                                                            Years Ended December 31,
                                                            -----------------------
                                         1999                            2000                             2001
                                         ----                            ----                             ----
                                        Weighted    Per                 Weighted    Per                 Weighted       Per
                                        Average     Share               Average     Share                Average      Share
                        Loss             Shares     Amount      Loss     Shares     Amount     Income     Shares     Amount
                        -----            -------     ------     -----   --------    -------    ------   ---------    ------
Basic EPS:
   Net income (loss)   $ (277,612)   1,558,553    $ (.18)     $(320,902) 1,523,594  $ (.21)    $ 250,256   1,506,705  $.17
                       ===========   =========    =======     ========== =========  =======    =========   =========  ====


Diluted EPS:
   Net income (loss)   $ (277,612)   1,558,553    $ (.18)     $(320,902) 1,523,594  $ (.21)    $ 250,256   1,529,549  $.16
                       ===========   =========    =======     ========== =========  =======    =========   =========  ====



All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings for the years ended December 31, 1999 and 2000 since they were anti-dilutive as a result of the Company's net loss for the year. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 2,447 and 511 for the years ended December 31, 1999 and 2000, respectively. The difference between basic earnings per share and diluted earnings per share for 2001 relates to the effect of 22,844 of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All shares, share prices and earnings per share calculations have been restated to reflect a one-for-four reverse stock split which was effective February 26, 2001.

       Comprehensive Income

The FASB issued SFAS 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company adopted SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of 1998. For 1999, 2000 and 2001 net income and comprehensive income were the same.

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

The Company operates in one business segment, which is to manage dental practices. The Company currently manages Offices in the states of Arizona, Colorado and New Mexico. All aspects of the Company's business are structured on a practice-by-practice basis. Financial analysis and operational decisions are made at the individual Office level. The Company does not evaluate performance criteria based upon geographic location, type of service offered or source of revenue.

       Stock-Based Compensation Plans

As permitted under the SFAS 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied.

       Recent Accounting Pronouncements

In July 2001 the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," which replace APB 16, "Business Combinations," and APB 17, "Intangible Assets," respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. Prior to the adoption of SFAS 142, impairment of intangibles was recognized according to the undiscounted cash flow test per SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on the Company's financial position or results of operations.

In June  2001,  the FASB  approved  for  issuance  SFAS  143,  Asset  Retirement
Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-loved assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of the statement will have a material effect on its financial position, results of operations, or cash flows.


In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a material impact on its financial position, results of operations or cash flows..

 (3)   ACQUISITIONS

During 1999, 2000 and 2001, the Company acquired various dental practices. In connection with each Office acquisition, the Company entered into contractual arrangements, including Management Agreements, which have a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has long-term and unilateral control over the assets and business operations of the Offices. Accordingly, these acquisitions are considered business combinations and treated under the purchase method of accounting.

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

                  2000 Acquisitions

During 2000, the Company did not acquire any additional dental practices but did, however, acquire the remaining 50% interest in two existing dental practices in Colorado. On March 13, 2000, the Company acquired the remaining 50% interest in Perfect Teeth/East Cornell for a total purchase price of $108,728. The consideration consisted of $68,228 in cash and a $40,500 note payable with a term of 60 months and an interest rate of 8.0%. On June 30, 2000, the Company acquired the remaining 50% interest in Perfect Teeth/Yale for a total purchase price of $276,670. The consideration consisted of $141,670 in cash and a $135,000 note payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in both Offices. Operating results for Perfect Teeth/East Cornell and Perfect Teeth/Yale are included in the accompanying statements of operations beginning with the acquisition dates identified above.

                  2001 Acquisitions

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

In connection with the agreements with the dentists associated with Mississippi Dental Group and Glendale Dental Group, whereby the Company acquired an interest in the practices and obtained the rights to manage the practices, the Company recorded intangible assets of $1,701,014 related to the Management Agreements obtained in these transactions. In each case, the dentist has an option to put the remaining interest in the Office to the Company at an exercise price, which is calculated based upon the performance of the Office (the "put option price"). The option is exercisable contingent upon certain conditions as outlined in the agreement. The option exercise periods generally begin three years after the date of acquisition and run for seven years. The option exercise period began on September 30, 2001 for Mississippi Dental Group and begins on February 28, 2002 for Glendale Dental Group. The Company expects these options to be exercised at, or shortly after, the start of the exercise period. The excess of the put option price over the fair value of the remaining interest (if any) will be charged to earnings or, if the put option is exercised, the amount paid will be recorded as an additional cost of acquisition.


(4)    NOTES RECEIVABLE  - RELATED PARTIES

Notes receivable from related parties consist of the following:


                                                                                           December 31,
                                                                                           ------------
                                                                                     2000                 2001
                                                                                     ----                 ----
      Note receivable from Chief Executive Officer, Director and shareholder,       $ 100,115            $ 112,134
         unsecured, principal and interest due December 31, 2002,
         interest rate of 7% per annum.
      Note receivable from President, Director and shareholder, unsecured,
         principal and interest due December 31, 2002,                                 50,000               94,065
         interest rate of 7% per annum.
      Note receivable from Chief Financial Officer, Director and shareholder,
         unsecured, principal and interest due December 31, 2002,                      51,123               78,280
         interest rate of 7% per annum.
      Note receivable from employee, unsecured, annual principal and interest payments, due March 15, 2001,
         interest rate of  6% per annum.                                                3,000                    -
      Note receivable from affiliated dentist, unsecured,
         monthly principal and interest payments of $1,028,
         interest rate of 9% per annum, due July 25, 2001.                              9,874                    -
                                                                                    ---------            ---------

Notes receivable - related parties                                                  $ 214,112            $ 284,479
                                                                                    =========            =========



(5)    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                         December 31,
                                                                                         -----------
                                                                                  2000              2001
                                                                                 -----             ------
         Dental equipment                                                      $ 4,273,903     $ 4,334,655
         Furniture and fixtures                                                    999,812         939,301
         Leasehold improvements                                                  3,923,770       4,126,082
         Computer equipment, software and related items                          2,264,253       2,433,578
         Instruments                                                               665,646         681,714
                                                                                ----------     -----------

                                                                                12,127,384      12,515,330

         Less - accumulated depreciation                                        (5,159,470)     (7,146,132)
                                                                                ----------     -----------

         Property and equipment, net                                           $ 6,967,914     $ 5,369,198
                                                                               ===========     ===========



(6)    DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

                                                                                    December 31,
                                                                                    -----------
                                                                                2000              2001
                                                                                -----             -----
         Deferred financing costs, net                                        $   21,824       $   67,256
         Deposits                                                                157,332          149,029


                                                                              $  179,156       $  216,285
                                                                               =========        ==========

Deferred financing costs are related to the acquisition and amendment of the revolving credit agreement and term loan and will be amortized over the life of the credit agreement of between four and sixteen months (Note 8).


(7)  INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

                                                           Amortization               December 31,
                                                                                      -----------
                                                              Period              2000            2001
                                                           ------------           ----            -----

         Management agreements                                25 years         $15,773,223     $16,668,966
         Less - accumulated amortization                                        (2,080,131)     (2,753,604)
                                                                               -----------     -----------

         Intangible assets, net                                                $13,693,092     $13,915,362
                                                                               ===========     ===========



(8)  DEBT

Debt consists of the following:
                                                                                                December 31,
                                                                                          2000                 2001
                                                                                          ----                 ----
       Term-loan with a bank for $4.0 million, interest payable monthly                   $         -      $ 3,875,000
          at lender's base rate (4.75% at December 31, 2001) plus 2.00%, principal payments of $250,000 due quarterly, collateralized by the
          Company's account receivables and Management Agreements, due in April 2003.


       Revolving credit agreement with a bank not to exceed $2.0 million, interest payable monthly at the lender's base rate (4.75% at December
          31, 2001) plus 2.00%, collateralized by the Company's account
          receivables and Management Agreements, due April 2002.                                    -          168,000

       Revolving credit agreement with a bank not to exceed $10.0 million, interest payable quarterly at the lender's
          base rate (10.5% at December 31, 2000) or
          applicable LIBOR rate (6.6254%) plus 2.25%,
          due in April 2002.                                                                6,482,000                -

    Acquisition notes payable:

       Due in September 2001; interest at 8%; no collateral; monthly principal
          and interest payments of $6,267.                                                     53,690                -
       Due in May 2002; interest at 8%; no collateral; monthly principal
          and interest payments of $2,247.                                                     35,901           11,014
       Due in September 2002; interest at 9%; no collateral; monthly principal and
          interest payments of $2,325.                                                         45,017           20,161
       Due in October 2003; interest at 8%; no collateral; monthly principal
          and interest payments of $2,028.                                                     61,549           41,412
       Due in February 2005; interest at 8%; no collateral; monthly principal
          and interest payments of $809.                                                       34,328           27,097
       Due in June 2005; interest at 8%; no collateral; monthly principal and
          interest payments of $2,737.                                                        123,804           99,994
       Due in April, 2006; interest at 8.00%; no collateral; monthly principal and
          interest payments of $4,400.                                                              -          192,892
       Due in April, 2006; interest at 8.00%; no collateral; monthly principal and
          interest payments of $4,400.                                                              -          192,892
                                                                                          ------------     -----------

                                                                                          $ 6,836,289      $ 4,628,462
    Less - current maturities                                                                (154,666)      (1,332,158)
                                                                                          ------------     -----------

    Long-term debt, net of current maturities                                             $ 6,681,623      $ 3,296,304
                                                                                          ============     ===========

       Credit Facility

Under the Company's Credit Facility (as amended on December 17, 2001), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate (prime plus a rate margin of 2.0%). The Company is also obligated to pay an annual facility fee of ..50% on the average unused amount of the revolving line of credit during the previous full calendar quarter. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, the revolving loan matures on April 30, 2002 and the non-revolving note matures on April 30, 2003. At December 31, 2001, the Company had $168,000 outstanding and approximately $1.8 million available for borrowing under the revolving loan and $3.875 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2001 the Company was in full compliance with all of its covenants under this agreement.

The scheduled maturities of debt are as follows:


Years ending December 31,
2002                                                       $    1,332,158
2003                                                            3,015,006
2004                                                              130,332
2005                                                              116,167
Thereafter                                                         34,799
                                                           --------------
                                                           $    4,628,462
                                                           ==============


(9)  SHAREHOLDERS'  EQUITY

The Company received notice from the Nasdaq Stock Market that the Company did not comply with the requirements for continued listing on the Nasdaq National Market System. In order to satisfy Nasdaq's listing requirements for the Nasdaq SmallCap Market, effective February 26, 2001, the Company's Board of Directors approved a one-for-four reverse stock split. The SmallCap Market's maintenance standards, among other things, require the Company to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholders who own 100 shares of Common Stock or more; and 4) a minimum bid price of at least $1.00 per share. All shares, share prices and earnings per share calculations for all periods have been restated to reflect this reverse stock split. The Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "BDMS" since February 26, 2001.


Treasury Stock

On February 9, 1999, the Company's Board of Directors unanimously approved an increase of 75,000 shares, to 150,000 shares, of the Company's Common Stock that could be purchased on the open market on such terms, as the Board of Directors deems acceptable. On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During 1999, the Company, in 58 separate transactions, purchased approximately 133,800 shares of Common Stock for total consideration of approximately $1.6 million at prices ranging from $7.12 to $15.00 per share. During 2000, the Company, in 18 separate transactions, purchased approximately 26,300 shares of its Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. The Company's current Credit Facility (as amended on December 17, 2001) prohibits the Company from purchasing its Common Stock on the open market even though approximately $37,000 remains available under the Board of Directors approved plan.

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

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 160,475 shares of Common Stock reserved for issuance. The Dental Center Plan provides for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee ("the Committee") appointed by the Board of Directors, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed ten years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the Committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to more than 10% shareholders. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three equal annual installments.

A summary of stock option activity under both the Employee Plan and the Dental Center Plan as of December 31, 1999, 2000 and 2001 and changes during the years then ended is presented below:

                                                  1999                      2000                             2001
                                        ------------------------  --------------------------    ------------------------
                                                        Weighted                    Weighted                    Weighted
                                                        Average                     Average                     Average
                                                        Exercise                    Exercise                    Exercise
                                        Shares          Price         Shares        Price         Shares        Price
                                        ------         ------         -------       --------     -------        ------
Outstanding at beginning of year        146,178        $ 23.94      146,134        $ 19.84      147,552        $  16.23

        Granted                          44,250        $  9.55       31,500        $  4.66      180,750        $   2.01
        Canceled                        (42,918)       $ 23.53      (30,082)       $ 21.69      (45,403)       $  12.06
        Exercised                        (1,376)       $  8.82            -        $     -            -        $    -
                                        -------        -------      -------        -------      -------
Outstanding at end of year              146,134        $ 19.84      147,552        $ 16.23      282,899        $   7.81
                                        =======        =======      =======        =======      =======        =========

Exercisable at end of year               80,391        $ 22.76       92,197        $ 20.23       92,003        $  19.41
                                        =======        =======      =======        =======      =======        =========

Weighted average fair value
    of options granted during the year  $  5.96                     $  3.26                     $  1.45
                                        =======                     =======                     =======


The following table summarizes information about the options outstanding at December 31, 2001:


                                                    Options Outstanding                        Options Exercisable
                                                    -------------------                        -------------------
                                        Number of          Weighted                         Number of
                                         Options           Average          Weighted         Options       Weighted
                                     Outstanding at       Remaining         Average       Exercisable at    Average
                                      December 31,       Contractual        Exercise       December 31,    Exercise
     Range of Exercise Prices             2001               Life            Price             2001          Price
     ------------------------           -----------      -----------        --------      --------------   --------
         $0.00-- 7.80                   195,625             4.50             $ 2.23          7,062         $ 5.08
        $7.81-- 15.84                    38,562             1.60             $10.41         36,562         $10.48
       $15.85-- 23.76                    17,291             1.80             $18.86         16,958         $18.92
       $23.77-- 31.68                    11,168             3.10             $26.82         11,168         $26.82
       $31.69-- 39.60                    20,253             1.40             $36.85         20,253         $36.85
       --------------                   -----------      -----------        --------      --------------   --------

        $0.00-- 39.60                   282,899             3.70            $  7.81         92,003         $19.41
       ==============                   ===========      ===========        ========      ==============   ========

       Warrants

At December 31, 1999, 2000 and 2001, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 95,266, 72,723 and 7,338, respectively, of shares of the Company's Common Stock. Warrants were issued in connection with the private placement of the Company's Common Stock, the issuance of convertible subordinated debentures and for personal guarantees provided for certain Company bank debt.

A summary of warrants as of December 31, 1999, 2000 and 2001, and changes during the years then ended is presented below:

                                                  1999                        2000                   2001
                                                  ----                        ----                   ----
                                                        Weighted                  Weighted                   Weighted
                                                         Average                  Average                    Average
                                                        Exercise                  Exercise                   Exercise
                                         Shares          Price      Shares        Price           Shares       Price
                                         ------         ------      ------        --------        ------      -------

Outstanding at beginning of year         95,266         $15.24       95,266         $15.24        72,723       $17.53
       Cancelled                              -              -      (22,543)             -       (65,385)      $16.79

Outstanding at end of year               95,266                      72,723                       7,338
                                         ======                     =======                       ======

Warrants exercisable at end of year      95,266                      72,723                       7,338
                                         ======                     =======                       ======

Weighted average exercise
    price of warrants outstanding                       $15.24                      $17.53                     $24.14
                                                        ======                      ======                     ======

Weighted average remaining
    contractual life at end of year                       1.49                         .70                       0.50
                                                        ======                      ======                     ======


The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:


                                                              1999              2000             2001
                                                              ----              ----             ----

                  Risk-free interest rate                     5.62%                6.27%           3.79%
                  Expected dividend yield                        0%                   0%              0%
                  Expected lives                          3.7 years            3.6 years       3.5 years
                  Expected volatility                           88%                 106%             77%

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

The total fair value of options and warrants granted was computed to be approximately $264,000, $103,000, and $203,000 for the years ended December 31, 1999, 2000, and 2001, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $344,006, $264,058 and $177,772 for the years ended December 31, 1999, 2000 and 2001, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been reported as follows:


                                                                    1999              2000            2001
                                                                    -----             -----          ------
Net income (loss):

         As reported                                             $ (277,612)      $  (320,902)     $  250,256
                                                                 ===========      ============     ==========

         Pro forma                                               $ (523,232)      $  (516,305)     $  130,438
                                                                 ===========      ============     ==========

Net income (loss) per share, basic:

         As reported                                             $     (.18)      $      (.21)      $     .17
                                                                 ===========      ============     ==========

         Pro forma                                               $     (.34)      $      (.34)      $     .09
                                                                 ===========      ============     ==========

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

(10)   COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,293,927, $2,516,275 and $2,596,248 for the years ended December 31, 1999, 2000, and 2001 respectively. Rent expense for leases with related parties (affiliated dentists) for the years ended December 31, 1999, 2000, and 2001 totaled $172,100, $46,442, and $27,600, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:


                  Years ending December 31,
                     2002                                  $ 2,018,465
                     2003                                    1,358,240
                     2004                                      881,953
                     2005                                      576,444
                     2006                                      330,191
                     Thereafter                                277,518
                                                           -----------
                                                           $ 5,442,811
                                                           ===========
Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. The Company has recognized the effects of these rent escalations on a straight-line basis over the lease terms.

       Litigation

From time to time the Company is subject to litigation incidental to its business, which could include litigation as a result of the dental services provided at the Offices, although the Company does not engage in the practice of dentistry or control the practice of dentistry. The Company maintains general liability insurance for itself and provides for professional liability insurance to the dentists, dental hygienists and dental assistants at the Offices.
Management believes the Company is not presently a party to any material litigation.

(11)   INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2001, the Company has available tax net operating loss carryforwards of approximately $753,000, which expire beginning in 2012.

Income tax expense (benefit) for the years ended December 31, consists of the following:

                                                                      1999               2000             2001
                                                                      -----              -----            -----
               Current:
                  Federal                                        $             -   $           -     $      48,479
                  State                                                        -               -                 -
                                                                 ---------------   -------------     -------------
                                                                               -               -            48,479
                                                                 ---------------   -------------     -------------
               Deferred:
                  Federal                                                (98,357)        (98,445)           67,863
                  State                                                  (12,830)        (14,311)            4,470
                                                                 ---------------   -------------     -------------
                                                                        (111,187)       (112,756)           72,333
                                                                 ---------------   -------------     -------------
               Total income expense (benefit)                    $      (111,187)  $    (112,756)    $     120,812
                                                                 ===============   =============    ==============


The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income (loss) before income taxes):

                                                                        1999            2000             2001
                                                                        -----           -----            -----

                  Statutory federal income tax expense (benefit)       (34.0)%          (34.0)%           34.0%
                  State income tax expense (benefit)                    (3.3)            (3.3)             3.3
                  Effect of permanent differences -
                     travel and entertainment expenses                   8.7             13.3             (4.7)
                  Other                                                   -              (2.0)              -
                                                                       -------          -------          -----
                                                                       (28.6)%          (26.0)%           32.6%
                                                                       =======          =======          =====

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:


                                                                                      December 31,
                                                                                      ------------
                                                                                 2000              2001
                                                                                 ----              ----
         Deferred tax assets current:
             Accruals not currently deductible                                  $  29,437        $  36,944
             Allowance for doubtful accounts                                       74,992           75,270
                                                                                ---------        ---------
                                                                                  104,429          112,214

         Deferred tax assets long-term:
             Tax loss carryforwards                                               467,808          280,924
             Benefit of AMT tax credit                                            117,289          165,768
             Depreciation for tax under books                                     150,433          374,840
                                                                                ---------        ---------
                                                                                  735,530          821,532
         Deferred tax liabilities long-term:
             Intangible asset amortization for tax
                over books                                                       (551,338)        (717,458)
             Depreciation for tax over books                                            -                -
                                                                                ---------        ---------

                                                                                 (551,338)        (717,458)
                                                                                --------         ---------


         Net deferred tax asset                                                 $ 288,621        $ 216,288
                                                                                =========        =========

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

(12)   BENEFIT PLANS

       Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 2% of each employee's compensation. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the years ended December 31, 2000 and 2001 the Company did not make any contributions to the plan.

         Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(13)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2000 and 2001.

(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         -------------------------------------------

The following summarizes certain quarterly results of operations:


                                                                                       Net Income
                                                   Contribution                        (Loss) Per
                                                       From              Net            Share of
                                    Net               Dental            Income           Common
                                  Revenue             Offices           (Loss)       Stock (Diluted)
                                  -------             -------           ------       ---------------
1999 quarter ended:
    March 31, 1999             $   7,022,728        $ 1,597,851        $  298,639      $       .19
    June 30, 1999                  7,166,534          1,050,817           (61,222)            (.04)
    September 30, 1999             7,406,488          1,123,541           (24,944)            (.01)
    December 31, 1999              6,957,364            355,469          (490,085)            (.32)
                               -------------        -----------        ----------      -----------

                               $  28,553,114        $ 4,127,678        $ (277,612)     $      (.18)
                               =============        ===========        ==========      ===========


2000 quarter ended:
    March 31, 2000             $   7,802,571        $ 1,232,713        $   62,155      $       .04
    June 30, 2000                  7,810,220          1,329,177           128,898              .09
    September 30, 2000             6,998,659            756,847          (168,935)            (.11)
    December 31, 2000              6,807,322            624,784          (343,020)            (.23)
                               -------------        -----------        ----------      -----------

                               $  29,418,772        $ 3,943,521        $ (320,902)     $      (.21)
                               =============        ===========        ==========      ===========

2001 quarter ended:
   March 31, 2001              $   7,714,671        $ 1,038,462        $ (175,243)     $      (.12)
   June 30, 2001                   7,518,664          1,040,640           118,338              .08
   September 30, 2001              7,049,075            924,001           125,725              .08
   December 31, 2001               6,966,923          1,088,606           181,436              .12
                                ------------        -----------        ----------      -----------

                               $  29,249,333        $ 4,091,709        $  250,256      $       .16
                               =============        ===========        ==========      ===========


(15)     SUBSEQUENT EVENTS

On January 31, 2002 the Company  acquired 2/3 of the  remaining  50% interest in
Mississippi Dental Group for a total purchase price of $798,654. The consideration consisted of $398,654 in cash and $400,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the 33% interest in this Office.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2001, the Company dismissed Arthur Andersen LLP as the Company's principal accountant. The decision to change accountants was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors.


The Report of Arthur Andersen LLP on the financial statements of the Company for either of the past two fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The Company does not believe that there were any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the past two fiscal years ended December 31, 1999 and 2000 and during the subsequent interim period through November 14, 2001, which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement(s) in connection with its Reports.


The Company engaged Hein + Associates LLP as its new principal independent accountant as of November 14, 2001.

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

                Name                     Age                                  Position
Frederic W.J. Birner                     44     Chairman of the Board, Chief Executive Officer and Director
Mark A. Birner, D.D.S.                   42     President and Director
Dennis N. Genty                          44     Chief Financial Officer, Secretary, Treasurer and Director
James M. Ciccarelli                      49     Director
Steven M. Bathgate                       47     Director
Paul E. Valuck, D.D.S.                   45     Director


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

James M. Ciccarelli joined the Company as a consultant in August 1996 and has served as a director since November 1996. Mr. Ciccarelli has been Chairman of the Board of TeleConnex Solutions, LLC (formerly ActiveLink Communications and CommWorld International) since October 1998. Mr. Ciccarelli served as Chairman of the Board of Wireless Telecom, Inc., a wireless data and network service provider from March 1993 to January 2000. In addition Mr. Ciccarelli served as their Chief Executive Officer from March 1993 to October 1998. From September 1990 to March 1993, Mr. Ciccarelli was a Vice President of Intelligent Electronics, a high technology distribution and services company, and the President and CEO of its Reseller Network Division. From November 1988 to September 1990, Mr. Ciccarelli was the President of Connecting Point of America, a franchisor of retail computer stores.

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

Paul E. Valuck, D.D.S. was in private dental practice in Denver from September 1985 until November 1995. From November 1995 until December 1997, Dr. Valuck practiced as an affiliated dentist with the Company. Since January 1998 Dr. Valuck has been in private dental practice in Denver. Dr. Valuck received his D.D.S. and his B.S. Pharmacy degree from the University of Colorado.

                               Section 16 reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than 10% of the outstanding shares of the Company to file with the Securities and Exchange Commission reports regarding changes in their beneficial ownership of shares in the Company. To the Company's knowledge and based solely on a review of the
Section 16(a) reports furnished to the Company, Mr. Ciccarelli, Mr. Bathgate and Mr. Valuck were late in filing their Statements of Changes in Beneficial Ownership on Form 4 for the month of June 2001. All other Section 16(a) reports were filed on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION.

Director Compensation

Directors currently do not receive any cash compensation from the Company for their services as directors and are not presently reimbursed for expenses in connection with attendance at Board of Directors and committee meetings.

Executive Compensation

Summary Compensation

The following table sets forth the compensation paid by the Company to the Chief Executive Officer and each of the executive officers of the Company who were paid total salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2001 (the "Named Executive Officers").


                           Summary Compensation Table

                                                                                      Long-Term
                                                         Annual Compensation        Compensation
                                                         -------------------        ------------
                                                                                     Securities
                                                                                     Underlying         All Other
Name and Principal Position              Fiscal Year    Salary        Bonus       Options/Warrants    Compensation
---------------------------              -----------    -------       -----       ----------------    ------------
Frederic W.J. Birner                        1999          $210,691   $     -             $ -            $2,528 (1)
    Chairman of the Board and               2000          $223,413   $     -             $ -            $2,006 (1)
    Chief Executive Officer                 2001          $225,000   $10,000             $ -            $1,125 (1)



Mark A. Birner, D.D.S.                      1999          $140,897   $     -             $ -            $2,536 (1)
    President and Director                  2000          $148,942   $     -             $ -            $1,893 (1)
                                            2001          $150,000   $10,000             $ -            $1,125 (1)



Dennis N. Genty                             1999          $141,382   $     -             $ -            $2,121 (1)
    Chief Financial Officer                 2000          $148,942   $     -             $ -            $2,681 (1)
    Treasurer, Secretary and                2001          $150,000   $10,000             $ -            $1,125 (1)
    Director



(1) 401(k) contributions paid for by the Company on behalf of each named executive officer.

Option Grants

No stock options were granted during the fiscal year ended December 31, 2001 to any Named Executive Officer.

Option Exercises and Holdings

The following table sets forth for the Named Executive Officers the number and value of securities underlying unexercised in-the-money options held as of December 31, 2001. None of the Named Executive Officers exercised any options during the fiscal year ended December 31, 2001.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                               Number of Securities
                                              Underlying Unexercised              Value of Unexercised,
                                                 Options Held at                 In-the-Money Options at
                                                December 31, 2001                 December 31, 2001 (1)
                                       ----------------------------------     ----------------------------
Name                                   Exercisable          Unexercisable     Exercisable    Unexercisable
----                                   ------------         -------------     -----------    -------------
Frederic W.J. Birner                    14,880                    -           $        -        $       -
Mark A. Birner, D.D.S.                  14,527                    -           $        -        $       -
Dennis N. Genty                         12,235                    -           $        -        $       -

(1) Value is based on the difference between the stock option exercise price and the closing price of the Common Stock on the Nasdaq SmallCap Market on December 31, 2001 of $4.45 per share. The stock price on December 31, 2001 was less than the exercise price of all outstanding options.

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

Annual Bonus. Annual bonuses may be paid to the Company's executive officers at the discretion of the Compensation Committee. The Compensation Committee granted bonuses of $10,000 each to three executive officers during 2001.

Long-Term Incentives. The Company's long-term compensation strategy is focused on the grant of stock options under the stock option plans and warrants, which the Compensation Committee believes rewards executive officers for their efforts in improving long-term performance of the Common Stock and creating value for the Company's shareholders, and which the Compensation Committee believes aligns the financial interests of management with those of the Company's shareholders. During 2001, the Compensation Committee did not grant stock options to the executive officers.

Chief Executive Officer Compensation for Fiscal Year 2001. The compensation for Frederic W.J. Birner during 2001 consisted of his base salary, the rate of which was established in 1999, and a cash bonus of $10,000. Mr. Birner's base salary was not increased in 2001.

                                     COMPENSATION COMMITTEE

                                     Frederic W.J. Birner
                                     Mark A. Birner, D.D.S.
                                     Dennis N. Genty
                                     James M. Ciccarelli
                                     Steven M. Bathgate
                                     Paul E. Valuck D.D.S.

PERFORMANCE GRAPH

The following line graph compares the percentage change from date of public offering (February 11, 1998) through December 31, 2001 for (i) the Common Stock,
(ii) a peer group (the "Peer Group") of companies selected by the Company that are predominantly dental management companies located in the United States,
(iii) Nasdaq Composite Index and (iv) S&P 500 Composite Index. The companies in the Peer Group are American Dental Partners, Inc., Castle Dental Centers, Inc., Coast Dental Services, Inc., Interdent, Inc. and Monarch Dental Corporation.



                                                [THE FOLLOWING TABLE WAS REPRESENTED BY
                                                 A LINE GRAPH IN THE PRINTED MATERIAL]

                                                                         Comparison of Total Returns*

                                          2/11/98           12/31/98            12/31/99       12/31/00      12/31/01
                                          -------           --------            --------       --------      --------
Description
Birner Dental Management
  Services, Inc.                          $100.00            $ 50.00          $  19.64         $  6.70         $ 15.89
Peer Group                                 100.00              57.57             32.58           11.16            6.69
Nasdaq Composite Index                     100.00             136.69            254.02          152.85          120.79
S&P 500 Composite Index                    100.00             127.17            153.93          139.92          123.29


*Total return based on $100 initial investment and reinvestment of dividends

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 13, 2002, by (i) all persons known by the Company to be the beneficial owners of 5% or more of the Common Stock, (ii) each director, (iii) each director nominee, (iv) each of the executive officers, and (v) all executive officers, directors and director nominee as a group. Unless otherwise indicated, the address of each of the persons named below is in care of the Company, 3801 East Florida Avenue, Suite 508, Denver, Colorado 80210.

                                                            Number of Shares
                 Name of Beneficial Owner                 Beneficially Owned         Percent of Class (1)(2)
                 ------------------------                 ------------------         -----------------------

    Frederic W.J. Birner (3)....................                 200,786                      13.2%
    Mark A. Birner, D.D.S. (4)..................                 197,492                      13.0%
    Dennis N. Genty (5).........................                 134,946                       8.9%
    Lee Schlessman (6).........................                  131,785                       8.7%
    Steven M. Bathgate (7)......................                 103,019                       6.8%
    Paul E. Valuck, D.D.S..........................                5,273                        *
    James M. Ciccarelli (8).....................                   4,209                        *
    All executive officers and directors
       (six persons) (9)........................                 645,725                      41.2%


* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible debentures currently exercisable or convertible, or exercisable or convertible within 60 days of March 13, 2002, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage of ownership is based on 1,506,705 shares of Common Stock outstanding at March 13, 2002.

(3) Includes 14,880 shares of Common Stock that are issuable upon the exercise of options that are currently exercisable and 2,293 shares of Common Stock that are issuable upon the exercise of warrants that are currently exercisable. Includes 2,125 shares of Common Stock owned by his wife. Mr. Birner disclaims beneficial ownership of all shares held by his wife.

(4) Includes 14,527 shares of Common Stock that are issuable upon the exercise of options that are currently exercisable and 2,293 shares of Common Stock that are issuable upon the exercise of warrants that are currently exercisable.

(5) Includes 12,235 shares of Common Stock that are issuable upon the exercise of options that are currently exercisable and 2,293 shares of Common Stock that are issuable upon the exercise of warrants that are currently exercisable. Includes 118,443 shares of Common Stock owned by his wife. Mr. Genty disclaims beneficial ownership of all shares held by his wife.

(6) Includes 61,753 shares of Common Stock over which Mr. Schlessman has sole voting power pursuant to certain powers of attorney, but for which he disclaims beneficial ownership. The address for Mr. Schlessman is 1301 Pennsylvania Street, Suite 800, Denver, CO 80203.

(7) Includes 6,250 shares of Common Stock that are issuable upon the exercise of options that are currently exercisable. Includes 37,625 shares of Common Stock owned by his wife. Mr. Bathgate disclaims beneficial ownership of all shares held by his wife. Includes 23,500 shares of Common Stock owned by Bathgate Family Partnership Ltd.. Mr. Bathgate disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(8) Includes 3,750 shares of Common Stock that are issuable upon the exercise of options that are currently exercisable and 459 shares of Common Stock that are issuable upon the exercise of warrants that are currently exercisable.

(9) Includes 58,980 shares of Common Stock issuable upon the exercise of options and warrants held by all executive officers and directors as a group that are currently exercisable or are exercisable within 60 days.

There has been no change in control of the Company since the beginning of its last fiscal year, and there are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

The Company's Chief Executive Officer, Frederic W.J. Birner, is indebted to the Company on an unsecured basis in the amount of $112,134. Principal and interest (at 7% per annum) are due December 31, 2002. The Company's President, Mark A. Birner, is indebted to the Company on an unsecured basis in the amount of $94,065. Principal and interest (at 7% per annum) are due December 31, 2002. The Company's Chief Financial Officer, Dennis N. Genty, is indebted to the Company on an unsecured basis in the amount of $78,280. Principal and interest (at 7% per annum) are due December 31, 2002.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets -
                           December 31, 2000 and 2001

                  Consolidated Statements of Operations -
                           Years ended December 31, 1999, 2000 and 2001

                  Consolidated Statements of Shareholders' Equity - Years ended
                           December 31, 1999, 2000 and 2001

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 1999, 2000 and 2001

                  Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

                  Report of Independent Public Accountants on Schedule

                  II - Valuation and Qualifying Accounts -
                           Three Years Ended December 31, 2001

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)      Reports on Form 8-K:

         On November 17, 2001 the Company filed a report of Form 8-K related to a change in Auditors. On November 27, 2001 the Company filed a report on Form 8-K (a) related to a change in Auditors.

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

10.32 Third Amendment to Loan Documents date September 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.
10.33 Fourth Amendment to Loan Document dated December 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K for the annual period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.
10.34 Fifth Amendment to Loan Document dated May 28, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-Q for the quarterly period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.
10.35 Sixth Amendment to Loan Document dated September 20, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.
10.36 Seventh Amendment to Loan Document dated March 24, 2000 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.36 of the Company's Form 10-K for the annual period ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.
10.37 Eighth Amendment to Loan Document dated September 29, 2000 between Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.37 of the Company's Form 10-Q for the quarterly period ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.
10.38 Amended and Restated Credit Agreement dated December 17, 2001 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit
         10.38 of the Company's Form 10-K for the annual period ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation



/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 18, 2002
-------------------------------------
Frederic W.J. Birner                      Officer and Director (Principal Executive
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 18, 2002
-------------------------------------
Frederic W.J. Birner                      Officer and Director (Principal Executive
                                          Officer)



/s/ Mark A. Birner                        President and Director                                         March 18, 2002
-------------------------------------
Mark A. Birner, D.D.S.



/s/ Dennis N. Genty                       Chief Financial Officer, Secretary,                            March 18, 2002
-------------------------------------
Dennis N. Genty                           Treasurer and Director (Principal
                                          Financial and Accounting Officer)



/s/ James M. Ciccarelli                   Director                                                       March 18, 2002
-------------------------------------
James M. Ciccarelli



/s/ Steven M. Bathgate                    Director                                                       March 18, 2002
-------------------------------------
Steven M. Bathgate



/s/ Paul E. Valuck                        Director                                                       March 18, 2002
-------------------------------------
Paul E. Valuck D.D.S.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Birner Dental Management Services, Inc. for the year ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated March 2, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Hein + Associates LLP

Denver, Colorado,
March 2, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31 1999 and 2000 included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 1999 and 2000 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
March 2, 2001.

            Birner Dental Management Services, Inc. and Subsidiaries
                          Financial Statement Schedule
                     II - Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts



                      Column B          Column C - Additions
                     Balance at       Charged to     Charged to                        Column E
    Column A        beginning of      costs and         other         Column D      Balance at end
  Description          period          expenses      accounts *     Deductions**       of period
  -----------          ------          --------      ----------     ------------       ---------

      2001            $ 201,047        $    748       $      -      $        -        $  201,795
      2000            $ 306,469        $  2,963       $      -      $ (108,385)       $  201,047
      1999            $ 296,911        $ 42,261       $158,114      $ (190,817)       $  306,469


* Allowance recorded, as the result of accounts receivable acquired. **Charges to the account are for the purpose for which the reserves were created.