Form 10-Q
period 2002-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2002-05-03
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 2002
                                                -------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                            --------------    ------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                    84-1307044
-----------------------------------------------         ------------------------
 (State or other jurisdiction of incorporation                (IRS Employer
                or organization)                           Identification No.)


               3801 EAST FLORIDA AVENUE, SUITE 508
                        DENVER, COLORADO                          80210
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
Yes      X     No
     --------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Shares Outstanding as of May 3, 2002
 ---------------------------------  --------------------------------------------
   Common Stock, without par value                     1,506,705

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                                 Page
                                                                                                              ----

         Condensed Consolidated Balance Sheets as of December 31, 2001
           And March 31, 2002                                                                                  3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           Ended March 31, 2001 and 2002                                                                       4

         Unaudited Condensed Statement of Shareholders' Equity                                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2001 and 2002                                                                     6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           17


PART II -OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                                                     18

Signatures                                                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,         March, 31,
                                     ASSETS                                               2001                2002
                                                                                      ------------        -----------
                                                                                           **             (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $   949,236          $   977,980
    Accounts receivable, net of allowance for doubtful accounts
       of $201,795 and $196,955, respectively                                         3,086,648            3,440,727
       Deferred tax asset                                                               112,214              112,214
       Prepaid expenses and other assets                                                724,429              673,694
                                                                                    -----------          -----------
                Total current assets                                                  4,872,527            5,204,615

PROPERTY AND EQUIPMENT, net                                                           5,369,198            4,975,910

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,915,362           14,540,242
    Deferred charges and other assets                                                   216,285              189,695
    Notes receivable - related parties                                                  284,479              284,479
    Deferred tax asset, net                                                             104,074              104,074
                                                                                    -----------          -----------
                Total assets                                                        $24,761,925          $25,299,015
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 3,190,723          $ 3,473,644
    Income taxes payable                                                                 48,479              144,071
    Current maturities of long-term debt                                              1,332,158            1,222,333
                                                                                    -----------          -----------
             Total current liabilities                                                4,571,360            4,840,048

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         3,296,304            3,331,512
    Other long-term obligations                                                         173,089              168,737
                                                                                    -----------          -----------
                Total liabilities                                                     8,040,753            8,340,297

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 shares issued and
       outstanding                                                                   16,855,661           16,855,661
    Retained earnings (accumulated deficit)                                            (134,489)             103,057
                                                                                    -----------          -----------
                Total shareholders' equity                                           16,721,172           16,958,718
                                                                                    -----------          -----------
                Total liabilities and shareholders' equity                          $24,761,925          $25,299,015
                                                                                    ===========          ===========

**  Derived from the Company's audited consolidated balance sheet at December 31, 2001

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Quarters Ended
                                                                                                    March 31,
                                                                                            2001                2002
                                                                                            ----                ----

NET REVENUE                                                                              $ 7,714,671       $ 7,767,614
DIRECT EXPENSES:
    Clinical salaries and benefits                                                         3,293,363         2,972,198
    Dental supplies                                                                          472,390           444,261
    Laboratory fees                                                                          623,399           594,971
    Occupancy                                                                                814,026           834,270
    Advertising and marketing                                                                 82,504            79,066
    Depreciation and amortization                                                            612,941           594,390
    General and administrative                                                               777,586           773,687
                                                                                         -----------       -----------
                                                                                           6,676,209         6,292,843
                                                                                         -----------       -----------
    Contribution from dental offices                                                       1,038,462         1,474,771
CORPORATE EXPENSES:
        General and administrative                                                           973,269           905,932
        Depreciation and amortization                                                         82,486            79,219
                                                                                         -----------       -----------
    Operating income (loss)                                                                  (17,293)          489,620
    Interest expense, net                                                                   (157,950)         (106,481)
                                                                                         -----------       -----------
    Income (loss) before income taxes                                                       (175,243)          383,139
    Income tax expense                                                                             -          (145,593)

                                                                                         -----------       -----------
Net income (loss)                                                                        $  (175,243)      $   237,546
                                                                                         ===========       ===========




Net income (loss) per share of Common Stock:
     Basic                                                                               $      (.12)      $       .16
                                                                                         -----------       -----------
     Diluted                                                                             $      (.12)      $       .15
                                                                                         ===========       ===========

Weighted average number of shares of Common Stock and dilutive securities:
     Basic                                                                                 1,506,705         1,506,705
                                                                                         ===========       ===========
     Diluted                                                                               1,506,705         1,609,461
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                        Retained
                                                                                        Earnings             Total
                                                               Common Stock            (Accumulated       Shareholders'
                                                         Shares           Amount         Deficit)           Equity
                                                         ------           ------        -----------      ------------
BALANCES, December 31, 2001                           1,506,705      $ 16,855,661       $ (134,489)      $ 16,721,172

   Net Income                                                 -                 -          237,546            237,546

BALANCES, March 31, 2002                              1,506,705      $ 16,855,661       $  103,057       $ 16,958,718
                                                      =========      ============     =============      ============



























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Quarters Ended
                                                                                                   March 31,
                                                                                            2001                 2002
                                                                                            ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $   (175,243)         $  237,546
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                    695,427             673,609
          Loss on disposition of property                                                    1,254                   -
          Provision for doubtful accounts                                                   10,122              (4,840)
          Amortization of debt issuance costs                                                7,787              27,367
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (301,081)           (349,239)
          Prepaid expense, income tax receivable and other assets                         (343,452)             56,661
          Accounts payable and accrued expenses                                            865,700             282,921
          Income taxes payable                                                                   -              95,592
          Other long-term obligations                                                        8,057              (4,352)
                                                                                      ------------          ----------
              Net cash provided by operating activities                                    768,571           1,015,265


CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                      12,873                   -
    Capital expenditures                                                                  (260,793)           (106,547)
    Acquisition of dental offices                                                                -            (398,654)
                                                                                      ------------          ----------
              Net cash used in investing activities                                       (247,920)           (505,201)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) - line of credit                                          (260,000)           (168,000)
    Repayment of bank term-loan                                                                  -            (250,000)
    Repayment of long-term debt                                                            (42,395)            (56,617)
    Payment of debt issuance and financing costs                                                 -              (6,703)
                                                                                      ------------          ----------
              Net cash used in financing activities                                       (302,395)           (481,320)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  218,256              28,744
CASH AND CASH EQUIVALENTS, beginning of period                                             691,417             949,236
                                                                                      ------------          ----------

CASH AND CASH EQUIVALENTS, end of period                                              $    909,673          $  977,980
                                                                                      ============          ==========









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Quarters Ended
                                                                                                   March 31,
                                                                                          2001                2002
                                                                                          ----                ----

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $       160,145       $    106,664
                                                                                     ===============       ============

       Cash paid during the period for income taxes                                  $             -       $     50,000
                                                                                     ===============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                              $             -       $    400,000
                                                                                     ===============       ============



















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ------------------------------------------------------

The financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to szzzuch rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.



(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                 Quarters Ended March 31,
                                                         2001                               2002
                                                         ----                               ----
                                                                    Per Share                              Per Share
                                         (Loss)          Shares       Amount       Income       Shares       Amount
                                         ------          ------     ---------      ------       ------     ---------

Basic EPS:
   Net income (loss) available to
    shares of Common Stock               $ (175,243)    1,506,705  $ (.12)        $  237,546    1,506,705   $ .16

   Effect of dilutive shares of
   Stock from stock
   and warrants                                   -             -       -               -         102,756    (.01)

Diluted EPS:
                                         ----------     ---------  ------         ----------    ---------   -----
   Net income (loss) available to
    shares of Common Stock               $ (175,243)    1,506,705  $ (.12)        $  237,546    1,609,461   $ .15
                                         ===========    =========  ======         ==========    =========   =====

All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings per share for the quarter ended March 31, 2001 since they were anti-dilutive as a result of the Company's net loss for the period. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 212 for the quarter ended March 31, 2001. The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarter ended March 31, 2002 relates to the effect of 102,756 dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(3)      LINE OF CREDIT
         --------------

Under the Company's Credit Facility (as amended on December 17, 2001), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate (prime plus a rate margin of 2.0%). The Company is also obligated to pay an annual facility fee of ..50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, the revolving loan matures on April 30, 2002 (see Footnote 7, Subsequent Events) and the non-revolving note matures on April 30, 2003. At March 31, 2002, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $3.625 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2002 the Company was in full compliance with all of its covenants under this agreement.

(4)    RECENT ACCOUNTING PROUNCEMENTS

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," which replace Accounting Principles Board ("APB") 16, "Business Combinations," and APB 17, "Intangible Assets," respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS 142, which the Company was required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. Prior to the adoption of SFAS 142, impairment of intangibles was recognized according to the undiscounted cash flow test per SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 141 and SFAS 142 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's financial position, results of operations or cash flows.

(5)    INCOME TAXES
       -------------

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

(6)      ACQUISITIONS

On January 31, 2002 the Company acquired two-thirds of the remaining 50% interest in Mississippi Dental Group for a total purchase price of $798,654. The consideration consisted of $398,654 in cash and $400,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the 33% interest in this Office.

 (7)   SUBSEQUENT EVENTS
       ------------------

On April 1, 2002 the Company acquired the remaining 50% interest in Glendale Dental Group for a total purchase price of $1,119,496. The consideration consisted of $560,496 in cash and $559,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in this Office.

On April 30, 2002, the Company's current Credit Facility was amended. This amendment extends the maturity date for the revolving loan to April 30, 2003.


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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as filed with the Securities Exchange Commission on March 28, 2002), the "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2002" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the three months ended March 31, 2001 and 2002. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


Overview


The Company was formed in May 1995, and current1y manages 54 Offices in Colorado, New Mexico and Arizona staffed by 74 general dentists and 14 specialists. The Company has acquired 42 Offices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of exsisting physical capacity through recruiting more dentists and support staff. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1998 through March 31, 2002, including the number of de novo Offices and acquired Offices in each such period.

                                             1998            1999            2000           2001         2002 (1)
                                             ----            ----            ----           ----         --------
Offices at beginning of the period            34              49              54             56             54
De novo Offices                                5               5               2              0              0
Acquired Offices                              10               1               0              0              0
Consolidation of Offices                       0              (1)              0             (2)             0
Offices at end of the period                  49              54              56             54             54

==============================================
(1)      From January 1, 2002 through March 31, 2002.


The combined purchase amounts for the 31 practices acquired through 1998, and the one practice acquired in 1999 were $15.9 million, and $760,000 respectively. The average initial investment by the Company in each of its 17 de novo Offices has been approximately $210,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. These de novo Offices, which were opened between January 1996 and October 2000, began generating positive contribution from dental offices, on average, within eight months of opening.

At March 31, 2002, the Company's total assets of approximately $25.3 million included approximately $14.5 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $17.0 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who work at the Offices of the P.C.'s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume at existing Offices through effective marketing and advertising programs and by opening new Offices. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.


Results of Operations

As a result of the shift in focus from expansion of the Company's business through acquisitions and the development of de novo Offices to the greater utilization of existing physical capacity through the recruitment of additional dentists and staff, the period-to-period comparisons set forth below may not be representative of future operating results.

For the three months ended March 31, 2002, Revenue remained constant at $11.0 million as compared to the three months ended March 31, 2001.

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


                                                                      Quarters Ended March 31,
                                                                        2001             2002

Net revenue                                                            100.0 %           100.0 %

Direct expenses:
     Clinical salaries and benefits                                     42.7 %            38.3 %
     Dental supplies                                                     6.1 %             5.7 %
     Laboratory fees                                                     8.1 %             7.7 %
     Occupancy                                                          10.5 %            10.7 %
     Advertising and marketing                                           1.1 %             1.0 %
     Depreciation and amortization                                       7.9 %             7.6 %
     General and administrative                                         10.1 %            10.0 %
                                                                        -----             -----

                                                                        86.5 %            81.0 %
                                                                        -----             -----
Contribution from dental offices                                        13.5 %            19.0 %
Corporate expenses:
     General and administrative                                         12.6 %            11.7 %
     Depreciation and amortization                                       1.1 %             1.0 %
                                                                        -----             -----

Operating income (loss)                                                 (0.2) %            6.3 %
Interest expense, net                                                   (2.1)%            (1.4)%
                                                                        -----            ------

Income (loss) before income taxes                                       (2.3) %            4.9 %
Income tax expense                                                          - %           (1.9)%
                                                                        -----             -----
Net income (loss)                                                       (2.3) %            3.0 %
                                                                        =====             =====




Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001:

Net revenue. For the three months ended March 31, 2002 net revenue increased slightly to $7.8 million compared to $7.7 million for the three months ended March 31, 2001, an increase of approximately $53,000, or 0.7%.

Clinical  salaries  and  benefits.  For the three  months  ended  March 31, 2002 clinical salaries and benefits decreased to $3.0 million compared to $3.3 million for the three months ended March 31, 2001, a decrease of $321,000 or 9.8%. This decrease was primarily due to attrition of support staff at the Offices which were not replaced. As a percentage of net revenue, clinical salaries and benefits decreased to 38.3% for the three months ended March 31, 2002 compared to 42.7% for the three months ended March 31, 2001.

Dental supplies. For the three months ended March 31, 2002 dental supplies decreased to $444,000 compared to $472,000 for the three months ended March 31, 2001, a decrease of $28,000 or 6.0%. This decrease was primarily due to fewer de novo office starts that require additional expenses to establish a start-up inventory. As a percentage of net revenue, dental supplies decreased to 5.7% for the three months ended March 31, 2002 compared to 6.1% for the three months ended March 31, 2001.

Laboratory fees. For the three months ended March 31, 2002 laboratory fees decreased to $595,000 compared to $623,000 for the three months ended March 31, 2001, a decrease of $28,000 or 4.6%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 7.7% for the three months ended March 31, 2002 compared to 8.1% for the three months March 31, 2001.

Occupancy. For the three months ended March 31, 2002 occupancy expense increased to $834,000 compared to $814,000 for the three months ended March 31, 2001, an increase of $20,000 or 2.5%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2001 period. As a percentage of net revenue, occupancy expense increased to 10.7% for the three months ended March 31, 2002 compared to 10.5% for the three months ended March 31, 2001.

Advertising and marketing. For the three months ended March 31, 2002 advertising and marketing decreased to $79,000 compared to $83,000 for the three months ended March 31, 2001, a decrease of $3,000 or 4.2%. As a percentage of net revenue, advertising and marketing decreased to 1.0% for the three months ended March 31, 2002 compared to 1.1% for the three months ended March 31, 2001.

Depreciation and amortization. For the three months ended March 31, 2002 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $594,000 compared to $613,000 for the three months ended March 31, 2001, a decrease of $19,000 or 3.0%. This decrease is related to the decrease in the Company's depreciable and amortizable asset base. The decrease in the asset base is directly related to the Company's efforts to control costs, including capital expenditures and existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 7.6% for the three months ended March 31, 2002 compared to 7.9% for the three months ended March 31, 2001.

General and administrative. For the three months ended March 31, 2002 general and administrative, which is attributable to the Offices, decreased to $774,000 compared to $778,000 for the three months ended March 31, 2001, a decrease of approximately $4,000 or 0.5%. As a percentage of net revenue, general and administrative expenses decreased to 10.0% for the three months ended March 31, 2002 compared to 10.1% during the three months ended March 31, 2001.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $1.5 million for the three months ended March 31, 2002 compared to $1.0 million for the three months ended March 31, 2001, an increase of $436,000 or 42.0%. As a percentage of net revenue, contribution from dental offices increased to 19.0% for the three months ended March 31, 2002 compared to 13.5% for the three months ended March 31, 2001

Corporate expenses - general and administrative. For the three months ended March 31, 2002 corporate expenses - general and administrative decreased to $906,000 compared to $973,000 for the three months ended March 31, 2001, a decrease of $67,000 or 6.9%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 11.7% for the three months ended March 31, 2002 compared to 12.6% during the three months ended March 31, 2001.

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2002 corporate expenses - depreciation and amortization decreased to $79,000 compared to $82,000 for the three months ended March 31, 2001, a decrease of $3,000 or 4.0%. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 1.0% for the three months ended March 31, 2002 compared to 1.1% for the three months ended March 31, 2001.

Operating income (loss). As a result of the above, the Company generated operating income of $490,000 for the three months ended March 31, 2002 compared to a operating loss of $(17,000) for the three months ended March 31, 2001, an increase of $507,000.

Interest expense, net. For the three months ended March 31, 2002 interest expense decreased to $106,000 compared to $158,000 for the three months ended March 31, 2001, a decrease of $52,000 or 32.6%. This decrease in interest expense is attributable to lower average outstanding debt balances. As a percentage of net revenue, interest expense decreased to 1.4% for the three months ended March 31, 2002 compared to 2.1% for the three months ended March 31, 2001.

Net income (loss). As a result of the above, the Company reported net income of $238,000 for the three months ended March 31, 2002 compared to a net loss of $(175,000) for the three months ended March 31, 2001, an increase of $413,000. Net income for the quarter ended March 31, 2002 was net of income tax expense of $146,000 while the net loss for the quarter ended March 31, 2001 did not include a provision for income taxes.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $769,000 and $1.0 million for the three months ended March 31, 2001 and 2002, respectively. During the 2002 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $283,000, an increase in income taxes payable of approximately $96,000 and a decrease in prepaid expense, income tax receivable and other asets of approximately $57,000, partially offset by an increase in accounts receivable of approximately $349,000. Net cash provided by operating activities during the 2001 period, excluding the net loss and after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $866,000, partially offset by an increase in accounts receivable of approximately $301,000 and an increase in prepaid expense, income tax receivable and other asssets of approximately $343,000.

Net cash used in investing activities was approximately $248,000 and $505,000 for the three months ended March 31, 2001 and 2002, respectively. For the three months ended March 31, 2002, approximately $399,000 was utilized for acquisition of dental offices and approximately $107,000 was invested in the purchase of additional property and equipment. During the three month period ended March 31, 2001, approximately $261,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $302,000 and $481,000 for the three months ended March 31, 2001 and 2002, respectively. During the three months ended March 31, 2002, net cash used in financing activities was comprised of approximately $250,000 used to reduce the amount outstanding on the Company's term-loan with its bank, $168,000 used to reduce the amount outstanding on the Company's bank line of credit and approximately $57,000 for the repayment of long-term debt. During the three months ended March 31, 2001, net cash used in financing activities was comprised of approximately $260,000 used to reduce the amount outstanding on the Company's bank line of credit and approximately $42,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on December 17, 2001), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate (prime plus a rate margin of 2.0%). The Company is also obligated to pay an annual facility fee of ..50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, the revolving loan matures on April 30, 2002 and the non-revolving note matures on April 30, 2003. At March 31, 2002, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $3.625 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2002 the Company was in full compliance with all of its covenants under this agreement.

On April 30, 2002, the Company's current Credit Facility was amended. This amendment extends the maturity date for the revolving loan to April 30, 2003.

At March 31, 2002, the Company had outstanding indebtedness of approximately $929,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 9.0%. The Company's material commitments for capital expenditures total approximately $850,000 which includes the acquisition of controlling interest in one existing Office which occurred on April 1, 2002. The Company anticipates that these capital expenditures will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of March 31, 2002 was approximately $103,000 and the Company had working capital on that date of approximately $365,000.

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

On April 30, 2002, the Company's current Credit Facility was amended. This amendment extends the maturity date for the revolving loan to April 30, 2003.

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. During 2000, the Company, in 18 separate transactions, purchased approximately 26,300 shares of Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. At March 31, 2002 approximately $37,000 remains available under this Board of Directors approved program.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of March 31, 2002, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate and, therefore, affected by changes in market interest rates. At March 31, 2002, $3.625 million was outstanding with an interest rate of 6.75% (Prime plus 2.0%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $9,800 for the three months ended March 31, 2002.

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




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit
Number       Description of Document

10.39 First Amendment to Amended and Restated Credit Agreement dated April 30, 2002 between the Registrant and Key Bank of Colorado.

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




                            BIRNER DENTAL MANAGEMENT SERVICES, INC.
                            a Colorado corporation

Date:  May 3, 2002          By:     /s/ Frederic W.J. Birner
                                    ------------------------
                            Name:   Frederic W.J. Birner
                            Title:  Chairman of the Board, Chief
                                    Executive Officer and Director
                                   (Principal Executive Officer)


Date:  May 3, 2002          By:     /s/ Dennis N. Genty
                                    --------------------
                            Name:   Dennis N. Genty
                            Title:  Chief Financial Officer, Secretary,
                                    Treasurer and Director
                                   (Principal Financial and Accounting Officer)