Form 10-Q
period 2002-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2002-08-09
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         June 30, 2002
                                                --------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                            ---------------    --------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                              84-1307044
-----------------------------------------------     ----------------------------
 (State or other jurisdiction of incorporation          (IRS Employer
                or organization)                     Identification No.)


               3801 EAST FLORIDA AVENUE, SUITE 508
                        DENVER, COLORADO                             80210
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
Yes      X     No
     --------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Shares Outstanding as of August 2, 2002
-------------------------------   --------------------------------------------
Common Stock, without par value                    1,480,060

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                                 Page
                                                                                                               ----

         Condensed Consolidated Balance Sheets as of December 31, 2001
           and June 30, 2002 (unaudited)                                                                       3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Six Months Ended June 30, 2001 and 2002                                                         4

         Unaudited Condensed Statement of Shareholders' Equity                                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2002                                                                        6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           19


PART II -OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                                                     21

Signatures                                                                                                    22

Certification of 10-Q Report                                                                                  23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,          June 30,
                                     ASSETS                                               2001                2002
                                                                                           **              (Unaudited)
                                                                                      -----------           ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $    949,236         $  1,090,829
    Accounts receivable, net of allowance for doubtful accounts
       of $201,795 and $211,328, respectively                                         3,086,648            2,854,815
    Deferred tax asset                                                                  112,214              112,214
    Prepaid expenses and other assets                                                   724,429              523,654

              Total current assets                                                    4,872,527            4,581,512
                                                                                   -------------        ------------
PROPERTY AND EQUIPMENT, net                                                           5,369,198            4,632,016

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,915,362           15,476,200
    Deferred charges and other assets                                                   216,285              185,157
    Notes receivable - related parties                                                  284,479              284,479
    Deferred tax asset, net                                                             104,074              104,074
                                                                                   -------------        ------------

              Total assets                                                          $24,761,925          $25,263,438
                                                                                   ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  3,190,723         $  3,426,959
    Income taxes payable                                                                 48,479              171,546
    Current maturities of long-term debt                                              1,332,158            3,283,652
                                                                                   -------------        ------------
              Total current liabilities                                               4,571,360            6,882,157

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         3,296,304            1,086,054
    Other long-term obligations                                                         173,089              174,629
                                                                                   -------------        ------------
              Total liabilities                                                       8,040,753            8,142,840

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 and 1,497,235 shares issued and
       outstanding, respectively                                                     16,855,661           16,775,488
    Retained earnings (accumulated deficit)                                            (134,489)             345,110
                                                                                   -------------        ------------
              Total shareholders' equity                                             16,721,172           17,120,598


              Total liabilities and shareholders' equity                            $24,761,925          $25,263,438
                                                                                   ============         ============

      ** Derived from the Company's audited consolidated balance sheet at
                               December 31, 2001


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Quarters Ended                   Six Months Ended
                                                                  June 30,                         June 30,
                                                        -------------------------             ---------------------
                                                        2001                 2002             2001             2002
                                                        ----                 ----             ----             ----
NET REVENUE                                            $ 7,518,664     $ 7,633,596       $15,233,335       $15,401,210
DIRECT EXPENSES:
    Clinical salaries and benefits                       3,055,754       2,965,813         6,349,117         5,938,011
    Dental supplies                                        441,578         454,698           913,968           898,959
    Laboratory fees                                        649,184         626,007         1,272,583         1,220,978
    Occupancy                                              828,835         860,615         1,642,861         1,694,885
    Advertising and marketing                               98,636          81,589           181,140           160,655
    Depreciation and amortization                          612,821         598,836         1,225,762         1,193,226
    General and administrative                             791,216         801,247         1,568,802         1,574,934
                                                       -----------     -----------       -----------       -----------
                                                         6,478,024       6,388,805        13,154,233        12,681,648
                                                         ---------       ---------         ---------         ---------
    Contribution from dental offices                     1,040,640       1,244,791         2,079,102         2,719,562

CORPORATE EXPENSES:
       General and administrative                          720,125         681,873         1,693,394         1,587,805
       Depreciation and amortization                        82,766          83,960           165,252           163,179
                                                       -----------     -----------       -----------       -----------

    Operating income                                       237,749         478,958           220,456           968,578
    Interest expense, net                                 (119,411)        (88,550)         (277,361)         (195,031)

    Income (loss) before income taxes                      118,338         390,408           (56,905)          773,547
    Income tax expense                                           -        (148,355)                -          (293,948)


    Net income (loss)                                  $   118,338      $  242,053      $    (56,905)      $   479,599
                                                       ============     ===========      ===========       ===========


Net income (loss) per share of Common Stock:
    Basic                                              $       .08      $      .16      $       (.04)      $       .32
                                                       ===========      ===========      ===========       ===========

    Diluted                                            $       .08      $      .15      $       (.04)      $       .29
                                                       ===========      ===========      ===========       ===========


Weighted average number of shares of C
Common Stock and dilutive securities:
    Basic                                                1,506,705       1,503,553         1,506,705         1,505,121
                                                         =========       =========         =========         =========

    Diluted                                              1,506,799       1,650,896         1,506,705         1,634,356
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                       Retained
                                                                                        Earnings                Total
                                                              Common Stock            (Accumulated          Shareholders'
                                                       Shares            Amount         Deficit)               Equity
                                                       ------            ------       ------------          ------------
BALANCES, December 31, 2001                           1,506,705      $ 16,855,661        $ (134,489)       $ 16,721,172

   Common Stock Options Exercised                         9,584            22,668                 -              22,668
   Purchase and Retirement of Common Stock              (19,054)         (150,841)                -            (150,841)
   Exercise of Common Stock  Options
       Recorded as Compensation Expense                       -            48,000                                48,000
   Net Income                                                 -                 -           479,599             479,599
                                                      ---------      ------------        ----------         -----------
BALANCES, June 30, 2002                               1,497,235      $ 16,775,488        $  345,110         $17,120,598
                                                      =========      ============        ==========         ===========


































              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                            2001                 2002
                                                                                            ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $    (56,905)         $  479,599
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,391,014           1,356,405
          Loss (Gain) on disposition of property                                             3,660              (5,495)
          Provision for doubtful accounts                                                    9,489               9,533
          Amortization of debt issuance costs                                               15,574              43,165
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                              211,334             222,300
          Prepaid expense, income tax receivable and other assets                         (277,837)            199,694
          Accounts payable and accrued expenses                                            409,100             236,236
          Income taxes payable                                                                   -             123,067
          Other long-term obligations                                                       15,736               1,540
                                                                                       -----------         -----------
              Net cash provided by operating activities                                  1,721,165           2,666,044


CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                      12,873                   -
    Capital expenditures                                                                  (327,855)           (256,415)
    Acquisition of dental offices                                                         (430,843)           (959,150)
                                                                                       ------------        -----------
              Net cash used in investing activities                                       (745,825)         (1,215,565)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments - line of credit                                                       (582,000)           (168,000)
    Repayment of bank term-loan                                                                  -            (900,000)
    Repayment of long-term debt                                                            (97,319)           (149,756)
    Payment of financing costs                                                                   -             (10,957)
    Proceeds from exercise of Common Stock options                                               -              22,668
    Purchase and retirement of Common Stock                                                      -            (102,841)
                                                                                       -----------         ------------
              Net cash used in financing activities                                       (679,319)         (1,308,886)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  296,021             141,593
CASH AND CASH EQUIVALENTS, beginning of period                                             691,417             949,236
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   987,438         $ 1,090,829
                                                                                       ===========         ===========








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            2001                2002
                                                                                     ---------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $       298,929       $    195,322
                                                                                     ===============       ============

       Cash paid during the period for income taxes                                  $           -         $    170,880
                                                                                     ===============       ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                              $       434,000       $    959,000
                                                                                     ===============       ============






























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.



(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                      Quarters Ended June 30,
                                                            2001                                     2002
                                            --------------------------------------------------------------------------
                                                                      Per Share                              Per Share
                                            Income         Shares       Amount       Income       Shares       Amount
                                            ------         ------     ---------      ------       ------       ------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 118,338     1,506,705      $ .08       $  242,053    1,503,553     $ .16

   Effect of dilutive shares of
   Common Stock from stock
   options and warrants                            -            94          -                -      147,343      (.01)
                                           ---------     ---------      -----       ----------    ---------     -----
Diluted EPS:
   Net income available to
    shares of Common Stock                 $ 118,338     1,506,799      $ .08       $  242,053    1,650,896     $ .15
                                           =========     =========      =====       ==========    =========     =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2001 and 2002 relates to the effect of 94 and 147,343, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.




                                                                          Six Months Ended June 30,
                                                                2001                                     2002
                                                ------------------------------------ --------------------------------------
                                                                          Per Share                              Per Share
                                                (Loss)         Shares       Amount       Income       Shares       Amount
Basic EPS:
   Net income (loss) available to
     shares of Common Stock                $ (56,905)        1,506,705    $ (.04)     $  479,599    1,505,121        $ .32

   Effect of dilutive shares of
   Stock from stock
   and warrants                                    -                 -         -               -      129,235         (.03)
                                           ----------        ---------   -------      ----------    ---------        ------
Diluted EPS:
   Net income (loss) available to
      shares of Common Stock               $ (56,905)        1,506,705    $ (.04)     $  479,599    1,634,356        $ .29
                                           ==========        =========   =======      ==========    =========        =====


All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2001 since they were anti-dilutive as a result of the Company's net loss for the period. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 1,743 for the six months ended June 30, 2001. The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2002 relates to the effect of 129,235 dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(3)      LINE OF CREDIT

Under the Company's Credit Facility (as amended on April 1, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate (prime plus a rate margin of 2.0%). The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003. At June 30, 2002, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $2.975 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2002 the Company was in full compliance with all of its covenants under this agreement.

(4)      RECENT ACCOUNTING PROUNCEMENTS

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," which replace Accounting Principles Board ("APB") 16, "Business Combinations," and APB 17, "Intangible Assets," respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only-method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which the Company was required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. Prior to the adoption of SFAS 142, impairment of intangibles was recognized according to the undiscounted cash flow test per SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 141 and SFAS 142 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

In June  2001,  the FASB  approved  for  issuance  SFAS  143,  Asset  Retirement
Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

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

 (5)     INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2001, the Company has available tax net operating loss carryforwards of approximately $780,000, which expire beginning in 2012.

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

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2001 and 2002. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


Overview


The Company was formed in May 1995, and currently manages 54 Offices in Colorado, New Mexico and Arizona staffed by 76 general dentists and 13 specialists. The Company has acquired 42 Offices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of exsisting physical capacity through recruiting more dentists and support staff. The following table sets forth the change in the number of Offices affiliated with and managed by the Company from 1998 through June 30, 2002, including the number of de novo Offices and acquired Offices in each such period.

                                             1998            1999            2000           2001         2002 (1)
                                             ----            ----            ----           ----         --------
Offices at beginning of the period            34               49             54              56              54
De novo Offices                                5                5              2               0               0
Acquired Offices                              10                1              0               0               0
Consolidation of Offices                       0               (1)             0              (2)              0
                                             ----            ----            ----           ----         --------
Offices at end of the period                  49               54             56              54              54
                                             ====            ====            ====           ====         ========

(1)      From January 1, 2002 through June 30, 2002.


The combined purchase amounts for the 31 practices acquired through 1998 and the one practice acquired in 1999 were $15.9 million and $760,000 respectively. The average initial investment by the Company in each of its 17 de novo Offices has been approximately $210,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. These de novo Offices, which were opened between January 1996 and October 2000, began generating positive contribution from dental offices, on average, within eight months of opening.

At June 30, 2002, the Company's total assets of approximately $25.3 million included approximately $15.5 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $17.1 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation and benefits of the dentists and hygienists who work at the Offices of the P.C.'s.. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

For the three months ended June 30, 2002, Revenue increased $51,000 to $10.7 million as compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, Revenue increased $80,000 to $21.7 million compared to $21.6 million for the six months ended June 30, 2001.

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

                                                  Quarters Ended June 30,         Six Months Ended June 30,
                                                  ------------------------        -------------------------
                                                    2001            2002            2001              2002
                                                    ----            ----            ----              ----


Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    40.6 %         38.8 %          41.7 %             38.6 %
   Dental supplies                                    5.9 %          6.0 %           6.0 %              5.8 %
   Laboratory fees                                    8.6 %          8.2 %           8.3 %              7.9 %
   Occupancy                                         11.0 %         11.3 %          10.8 %             11.0 %
   Advertising and marketing                          1.3 %          1.1 %           1.2 %              1.0 %
   Depreciation and amortization                      8.2 %          7.8 %           8.1 %              7.8 %
   General and administrative                        10.5 %         10.5 %          10.3 %             10.2 %
                                                    -------       --------        --------            -------
                                                     86.1 %         83.7 %          86.4 %             82.3 %
                                                    -------       --------        --------            -------
Contribution from dental offices                     13.9 %         16.3 %          13.6 %             17.7 %

Corporate Expenses:
   General and administrative                         9.6 %          8.9 %          11.1 %             10.3 %
   Depreciation and amortization                      1.1 %          1.1 %           1.1 %              1.1 %
                                                    -------       --------        --------            -------
Operating income                                      3.2 %          6.3 %           1.4 %              6.3 %
Interest expense, net                                (1.6)%         (1.2)%          (1.8)%             (1.3)%
                                                    -------       --------        --------            -------
Income (loss) before income taxes                     1.6 %          5.1 %          (0.4)%              5.0 %
Income tax expense                                      - %          1.9 %             - %              1.9 %
                                                    -------       --------        --------            -------
Net income (loss)                                     1.6 %          3.2 %          (0.4)%              3.1 %
                                                    =======        =======         =======            =======
..

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001:

Net revenue. For the three months ended June 30, 2002 net revenue increased to $7.6 million compared to $7.5 million for the three months ended June 30, 2001, an increase of $115,000 or 1.5%.

Clinical  salaries  and  benefits.  For the three  months  ended  June 30,  2002 clinical salaries and benefits decreased to $3.0 million compared to $3.1 million for the three months ended June 30, 2001, a decrease of $90,000 or 2.9%. This decrease was primarily due to attrition of support staff at the Offices which were not replaced. As a percentage of net revenue, clinical salaries and benefits decreased to 38.8% for the three months ended June 30, 2002 compared to 40.6% for the three months ended June 30, 2001.

Dental supplies. For the three months ended June 30, 2002 dental supplies increased to $455,000 compared to $442,000 for the three months ended June 30, 2001, an increase of $13,000 or 3.0%. This increase was primarily due to higher production during this period. As a percentage of net revenue, dental supplies increased to 6.0% for the three months ended June 30, 2002 compared to 5.9% for the three months ended June 30, 2001.

Laboratory fees. For the three months ended June 30, 2002 laboratory fees decreased to $626,000 compared to $649,000 for the three months ended June 30, 2001, a decrease of $23,000 or 3.6%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 8.2% for the three months ended June 30, 2002 compared to 8.6% for the three months June 30, 2001.

Occupancy. For the three months ended June 30, 2002 occupancy expense increased to $861,000 compared to $829,000 for the three months ended June 30, 2001, an increase of $32,000 or 3.8%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2001 period. As a percentage of net revenue, occupancy expense increased to 11.3% for the three months ended June 30, 2002 compared to 11.0% for the three months ended June 30, 2001.

Advertising and marketing. For the three months ended June 30, 2002 advertising and marketing decreased to $82,000 compared to $99,000 for the three months ended June 30, 2001, a decrease of $17,000 or 17.3%. As a percentage of net revenue, advertising and marketing decreased to 1.1% for the three months ended June 30, 2002 compared to 1.3% for the three months ended June 30, 2001.

Depreciation and amortization. For the three months ended June 30, 2002 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $599,000 compared to $613,000 for the three months ended June 30, 2001, a decrease of $14,000 or 2.3%. This decrease is related to the decrease in the Company's depreciable and amortizable asset base. As a percentage of net revenue, depreciation and amortization decreased to 7.8% for the three months ended June 30, 2002 compared to 8.2% for the three months ended June 30, 2001.

General and administrative. For the three months ended June 30, 2002 general and administrative, which is attributable to the Offices, increased to $801,000 compared to $791,000 for the three months ended June 30, 2001, an increase of $10,000 or 1.3%. As a percentage of net revenue, general and administrative expenses remained constant at 10.5% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $1.2 million for the three months ended June 30, 2002 compared to $1.0 million for the three months ended June 30, 2001, an increase of $204,000 or 19.6%. As a percentage of net revenue, contribution from dental offices increased to 16.3% for the three months ended June 30, 2002 compared to 13.9% for the three months ended June 30, 2001.

Corporate expenses - general and administrative. For the three months ended June 30, 2002 corporate expenses - general and administrative decreased to $682,000 compared to $720,000 for the three months ended June 30, 2001, a decrease of $38,000 or 5.3%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 8.9% for the three months ended June 30, 2002 compared to 9.6% during the three months ended June 30, 2001.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2002 corporate expenses - depreciation and amortization increased to $84,000 as compared to $83,000 for the three months ended June 30, 2001. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Operating income. As a result of the above, the Company generated operating income of $479,000 for the three months ended June 30, 2002 compared to operating income of $238,000 for the three months ended June 30, 2001, an increase of $241,000 or 101.5%. As a percentage of net revenue, operating income increased to 6.3% for the three months ended June 30, 2002 compared to 3.2% for the three months ended June 30, 2001.

Interest expense, net. For the three months ended June 30, 2002 interest expense decreased to $89,000 compared to $119,000 for the three months ended June 30, 2001, a decrease of $31,000 or 25.8%. This decrease in interest expense is attributable to a lower average outstanding debt balance. As a percentage of net revenue, interest expense decreased to 1.2% for the three months ended June 30, 2002 compared to 1.6% for the three months ended June 30, 2001.

Net income. As a result of the above, the Company's net income was $242,000 for the three months ended June 30, 2002 compared to net income of $118,000 for the three months ended June 30, 2001, an increase of $124,000 or 104.5%. Net income for the quarter ended June 30, 2002 was net of income tax expense of $148,000 while the net income for the quarter ended June 30, 2001 did not include a provision for income taxes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001:

Net revenue. For the six months ended June 30, 2002 net revenue increased to $15.4 million compared to $15.2 million for the six months ended June 30, 2001, an increase of $168,000 or 1.1%.

Clinical salaries and benefits. For the six months ended June 30, 2002 clinical salaries and benefits decreased to $5.9 million compared to $6.3 million for the six months ended June 30, 2001, a decrease of $411,000 or 6.5%. This decrease was primarily due to attrition of support staff at the Offices which were not replaced. As a percentage of net revenue, clinical salaries and benefits decreased to 38.6% for the six months ended June 30, 2002 compared to 41.7% for the six months ended June 30, 2001.

Dental supplies. For the six months ended June 30, 2002 dental supplies decreased to $899,000 compared to $914,000 for the six months ended June 30, 2001, a decrease of $15,000 or 1.6%. This decrease was primarily due to fewer de novo office starts which require additional expenses to establish a start-up inventory. As a percentage of net revenue, dental supplies decreased to 5.8% for the six months ended June 30, 2002 compared to 6.0% for the six months ended June 30, 2001.

Laboratory fees. For the six months ended June 30, 2002 laboratory fees decreased to $1.2 million compared to $1.3 million for the six months ended June 30, 2001, a decrease of $52,000 or 4.1%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 7.9% for the six months ended June 30, 2002 compared to 8.3% for the six months June 30, 2001.

Occupancy. For the six months ended June 30, 2002 occupancy expense increased to $1.7 million compared to $1.6 million for the six months ended June 30, 2001, an increase of $52,000 or 3.2%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2001 period. As a percentage of net revenue, occupancy expense increased to 11.0% for the six months ended June 30, 2002 compared to 10.8% for the six months ended June 30, 2001.

Advertising and marketing. For the six months ended June 30, 2002 advertising and marketing decreased to $161,000 compared to $181,000 for the six months ended June 30, 2001, a decrease of $20,000 or 11.3%. As a percentage of net revenue, advertising and marketing decreased to 1.0% for the six months ended June 30, 2002 compared to 1.2% for the six months ended June 30, 2001.

Depreciation and amortization. For the six months ended June 30, 2002 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, remained constant at $1.2 million compared to the six months ended June 30, 2001. As a percentage of net revenue, depreciation and amortization decreased to 7.8% for the six months ended June 30, 2002 compared to 8.1% for the six months ended June 30, 2001.

General and administrative. For the six months ended June 30, 2002 general and administrative, which is attributable to the Offices, remained constant at $1.6 million compared to the six months ended June 30, 2001. As a percentage of net revenue, general and administrative expenses decreased to 10.2% for the six months ended June 30, 2002 compared to 10.3% during the six months ended June 30, 2001.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $2.7 million for the six months ended June 30, 2002 compared to $2.1 million for the six months ended June 30, 2001, an increase of $640,000 or 30.8%. As a percentage of net revenue, contribution from dental offices increased to 17.7% for the six months ended June 30, 2002 compared to 13.6% for the six months ended June 30, 2001.

Corporate expenses - general and administrative. For the six months ended June 30, 2002 corporate expenses - general and administrative decreased to $1.6 million compared to $1.7 million for the six months ended June 30, 2001, a decrease of $106,000 or 6.2%. This decrease is attributable to a management initiative in the second quarter of 2001 to lower corporate expenses through a reduction in personnel and other cost cutting measures. As a percentage of net revenue, corporate expense - general and administrative decreased to 10.3% for the six months ended June 30, 2002 compared to 11.1% during the six months ended June 30, 2001.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2002 corporate expenses - depreciation and amortization decreased to $163,000 compared to $165,000 for the six months ended June 30, 2001, a decrease of $2,000 or 1.2%. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Operating income. As a result of the above, the Company generated operating income of $969,000 for the six months ended June 30, 2002 compared to operating income of $220,000 for the six months ended June 30, 2001, an increase of $748,000 or 339.4%. As a percentage of net revenue, operating income increased to 6.3% for the six months ended June 30, 2002 compared to 1.4% for the six months ended June 30, 2001.

Interest expense, net. For the six months ended June 30, 2002 interest expense decreased to $195,000 compared to $277,000 for the six months ended June 30, 2001, a decrease of $82,000 or 29.7%. This decrease in interest expense is attributable to a lower average outstanding debt balance. As a percentage of net revenue, interest expense decreased to 1.3% for the six months ended June 30, 2002 compared to 1.8% for the six months ended June 30, 2001.

Net income (loss). As a result of the above, the Company's generated net income of $480,000 for the six months ended June 30, 2002 compared to a net loss of $(57,000) for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 was net of income tax expense of $294,000 while the net loss for the six months ended June 30, 2001 did not include a provision ofr income taxes.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $1.7 million and $2.7 million for the six months ended June 30, 2001 and 2002, respectively. During the 2002 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $236,000, a decrease in accounts receivable of approximately $222,000, an increase in income taxes payable of approximately $123,000 and an decrease in prepaid expense, income tax receivable and other assets of approximately $200,000. Net cash provided by operating activities during the 2001 period, excluding the net loss and after adding back non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $409,000 and a decrease in accounts receivable of approximately $211,000, partially offset by an increase in prepaid expenses, income tax receivable and other assets of approximately $278,000.

Net cash used in investing activities was approximately $746,000 and $1.2 million for the six months ended June 30, 2001 and 2002, respectively. During the six month period ended June 30, 2002, approximately $959,000 was utilized for acquisition of dental offices and approximately $256,000 was invested in the purchase of additional property and equipment. For the six months ended June 30, 2001, approximately $431,000 was utilized for acquisition of dental offices and approximately $328,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $679,000 and $1.3 million for the six months ended June 30, 2001 and 2002, respectively. During the six months ended June 30, 2002, net cash used in financing activities was comprised of approximately $900,000 used to reduce the amount outstanding on the Company's term-loan with its bank, $168,000 used to reduce the amount outstanding on the Company's bank line of credit, $103,000 for the purchase and retirement of Common Stock and approximately $150,000 for the repayment of long-term debt. During the six months ended June 30, 2001, net cash used in financing activities was comprised of approximately $582,000 used to reduce the amount outstanding on the Company's bank line of credit and approximately $97,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on April 1, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate (prime plus a rate margin of 2.0%). The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003. At June 30, 2002, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $2.975 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2002 the Company was in full compliance with all of its covenants under this agreement.

At June 30, 2002, the Company had outstanding indebtedness of approximately $1,395,000 represented by notes issued in connection with various practice acquisitions, all of which bear interest at rates varying from 8.0% to 9.0%. The Company's material commitments for capital expenditures total approximately $250,000. The Company anticipates that these capital expenditures will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of June 30, 2002 was approximately $345,000 and the Company had a working capital deficit on that date of approximately $2.3 million which was the result of the classification of the amount outstanding under the Credit Facility as a short-term liability. The Company believes the Credit Facility will be extended beyond its current maturity date. When excluding the effect of this classification, the Company's working capital deficit would be $326,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 44% to $2.3 million for the six months ended June 30, 2002 compared to $1.6 million for the same six-month period in 2001. During the first six months of 2002 the Company reduced total bank debt outstanding by $1.1 million to $2.98 million as of June 30, 2002.

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

On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market. During the second quarter of 2002, the Company, in 14 separate transactions, purchased approximately 19,100 shares of Common Stock at prices ranging from $7.35 to $9.50 per share, for total consideration of approximately $151,000, of which $48,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of June 30, 2002, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate, and, therefore, affected by changes in market interest rates. At June 30, 2002, approximately $2.975 million was outstanding with an interest rate of 6.75% (Prime plus 2.0%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $18,800 for the six months ended June 30, 2002.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of shareholders was held on June 6, 2002.

(b) The following directors were elected at the meeting to serve a three-year term as Class II directors:

                          For               Withheld Authority    Abstain
                          ---               ------------------    -------
     Dennis N. Genty      1,385,867               14,301             0
     Steven M. Bathgate   1,385.867               14,301             0

Continuing Directors

The following directors are continuing to serve their three-year term as Class III directors which will expire at the Company's annual meeting in 2003:

     Frederic W J. Birner
     Mark A. Birner, D.D.S.

The following directors are continuing to serve their three-year terms as Class I directors which will expire at the Company's annual meeting in 2004:

     James M. Ciccarelli
     Paul E. Valuck, D.D.S.

(c) other matters voted upon at the meeting and results of those votes are as follows:

         Authorization to increase the number of shares available under the 1995 employee stock option plan to 329,250 shares:

          For               Against                    Abstain         Not Voted
          ---               -------                    -------         ---------
        826,988              74,937                     6,135           492,108


         Shareholder proposal to take immediate action to cause the sale, merger or other disposition of the Company:

           For              Against                    Abstain         Not Voted
           ---              -------                    -------         ---------
         62,696             828,706                    16,658           492,108

     The matters mentioned above are described in detail in the Company's definitive proxy statement dated May 10, 2002 for the Annual Meeting of Shareholders held on June 6, 2002.

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




                          BIRNER DENTAL MANAGEMENT SERVICES, INC.
                          a Colorado corporation


Date:  August 6, 2002     By:    /s/ Frederic W.J. Birner
                             -----------------------------------------
                          Name:  Frederic W.J. Birner
                          Title: Chairman of the Board, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)


Date:  August 6, 2002     By:     /s/ Dennis N. Genty
                             ---------------------------------------
                          Name:  Dennis N. Genty
                          Title: Chief Financial Officer, Secretary,
                                 Treasurer and Director
                                 (Principal Financial and Accounting Officer)

                          CERTIFICATION OF 10-Q REPORT
                                       OF
                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2002


1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Birner Dental Management Services, Inc. This Cerification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Birner Dental Management Services, Inc. for the quarter ended June 30, 2002.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Birner Dental Management Services, Inc.

                  This Certification is executed as of August 6, 2002.



                             By:    /s/ Frederic W.J. Birner
                             -----------------------------------------
                            Name:  Frederic W.J. Birner
                            Title: Chairman of the Board, Chief Executive
                                   Officer and Director
                                  (Principal Executive Officer)


                             By:     /s/ Dennis N. Genty
                             ---------------------------------------
                             Name:  Dennis N. Genty
                             Title: Chief Financial Officer, Secretary,
                                    Treasurer and Director
                                   (Principal Financial and Accounting Officer)