Form 10-Q
period 2002-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2002-11-08
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           September 30, 2002
                                                --------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                      to
                                            ----------------    ---------------


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
Yes      X     No
     --------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Shares Outstanding as of November 6, 2002
-------------------------------    ---------------------------------------------
Common Stock, without par value                     1,438,717

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                 Page

                                                                                                               ----
         Condensed Consolidated Balance Sheets as of December 31, 2001
           and September 30, 2002 (unaudited)                                                                  3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Nine Months Ended September 30, 2001 and 2002                                                   4

         Unaudited Condensed Statement of Shareholders' Equity                                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2001 and 2002                                                                   6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           21

Item 4.  Controls and Procedures                                                                              21


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                                                     22

Signatures                                                                                                    23

Certification of Chief Executive Officer                                                                      24

Certification of Chief Financial Officer                                                                      25

Certification of 10-Q Report                                                                                  26


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,        September 30,
                                     ASSETS                                               2001                2002
                                                                                  ---------------      ---------------
                                                                                          **              (Unaudited)

CURRENT ASSETS:

    Cash and cash equivalents                                                     $     949,236        $     962,569
    Accounts receivable, net of allowance for doubtful accounts
       of $201,795 and $215,340, respectively                                         3,086,648            2,940,498
    Notes receivable - related parties                                                        -              284,479
    Deferred tax asset                                                                  112,214              112,214
    Prepaid expenses and other assets                                                   724,429              353,576

              Total current assets                                                    4,872,527            4,653,336
                                                                                  -------------        -------------
PROPERTY AND EQUIPMENT, net                                                           5,369,198            4,279,228

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,915,362           15,288,569
    Deferred charges and other assets                                                   216,285              179,231
    Notes receivable - related parties                                                  284,479                    -
    Deferred tax asset, net                                                             104,074              104,074
                                                                                  -------------        -------------
              Total assets                                                        $  24,761,925        $  24,504,438
                                                                                  =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                         $   3,190,723        $   3,567,695
    Income taxes payable                                                                 48,479              233,321
    Current maturities of long-term debt                                              1,332,158            2,807,907
                                                                                  -------------        -------------
              Total current liabilities                                               4,571,360            6,608,923

LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities                                         3,296,304            1,006,940
    Other long-term obligations                                                         173,089              171,964
                                                                                  -------------        -------------
              Total liabilities                                                       8,040,753            7,787,827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 and 1,454,727 shares issued and
       outstanding, respectively                                                     16,855,661           16,107,555
    Retained earnings (accumulated deficit)                                            (134,489)             609,056
                                                                                  -------------        -------------
              Total shareholders' equity                                             16,721,172           16,716,611

                                                                                  -------------        -------------
              Total liabilities and shareholders' equity                          $  24,761,925        $  24,504,438
                                                                                  =============        =============

      ** Derived from the Company's audited consolidated balance sheet at
                               December 31, 2001

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Quarters Ended                 Nine Months Ended
                                                                September 30,                   September 30,
                                                           -------------------------         ---------------------
                                                           2001            2002             2001               2002
                                                        -----------    -----------       ------------      -----------
NET REVENUE                                             $7,049,075     $ 7,558,588       $22,282,410       $22,959,798
DIRECT EXPENSES:
    Clinical salaries and benefits                       2,807,972       2,895,670         9,157,089         8,833,681
    Dental supplies                                        423,742         455,705         1,337,710         1,354,664
    Laboratory fees                                        612,912         580,334         1,885,495         1,801,312
    Occupancy    852,095                                   859,540       2,494,956         2,554,425
    Advertising and marketing                               82,785          95,826           263,925           256,481
    Depreciation and amortization                          596,678         600,974         1,822,440         1,794,200
    General and administrative                             748,890         790,908         2,317,692         2,365,842
                                                        ----------     -----------       -----------       -----------
                                                         6,125,074       6,278,957        19,279,307        18,960,605
                                                        ----------     -----------       -----------       -----------
    Contribution from dental offices                       924,001       1,279,631         3,003,103         3,999,193

CORPORATE EXPENSES:
    General and administrative                             620,926         689,802         2,314,320         2,277,607
    Depreciation and amortization                           78,681          84,436           243,933           247,615
                                                        ----------     -----------       -----------       -----------

Operating income 224,394                                   505,393         444,850         1,473,971
Interest expense, net                                       98,669          79,673           376,030           274,704

Income before income taxes                                 125,725         425,720            68,820         1,199,267
Income tax expense                                               -         161,774                 -           455,722


Net income                                              $  125,725     $   263,946       $    68,820       $   743,545
                                                        ===========    ===========       ============      ===========


Net income per share of Common Stock:
    Basic                                               $      .08     $       .18       $       .05       $       .50
                                                        ===========    ===========       ============      ===========

    Diluted                                             $      .08     $       .16       $       .05      $        .46
                                                        ===========    ===========       ============      ===========


Weighted average number of shares of Common
Stock and dilutive securities:
    Basic                                                1,506,705       1,471,646         1,506,705         1,493,840
                                                        ===========    ===========       ============      ===========

    Diluted                                              1,533,999       1,617,310         1,514,802         1,629,786
                                                        ===========    ===========       ============      ===========






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                       Retained
                                                                                        Earnings               Total
                                                                Common Stock          (Accumulated         Shareholders'
                                                          Shares          Amount        Deficit)              Equity
                                                      ---------      ------------       -----------        ------------
BALANCES, December 31, 2001                           1,506,705      $ 16,855,661        $ (134,489)       $ 16,721,172

   Common Stock options exercised                        40,544            93,013                 -              93,013
   Purchase and retirement of Common Stock              (92,522)         (901,173)                -            (901,173)
   Exercise of Common Stock  options
       recorded as compensation expense                       -            60,054                                60,054
   Net income                                                 -                 -           743,545             743,545
                                                      ---------      -----------         ----------         -----------
BALANCES, September 30, 2002                          1,454,727      $ 16,107,555        $  609,056         $16,716,611
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            2001             2002
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 ------------        ------------
    Net income                                                                        $     68,820        $    743,545
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  2,066,373           2,041,815
          Loss (gain) on disposition of property                                             3,660             (10,838)
          Provision for doubtful accounts                                                    9,671              13,545
          Amortization of debt issuance costs                                               17,449              54,091
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                              427,240             132,605
          Prepaid expenses, income tax receivable and other assets                          14,085             369,773
          Accounts payable and accrued expenses                                            374,426             376,972
          Income taxes payable                                                                   -             184,842
          Other long-term obligations                                                       35,044              (1,125)
                                                                                      ------------        ------------
              Net cash provided by operating activities                                  3,016,768           3,905,225


CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties                                                     (58,349)                  -
    Capital expenditures                                                                  (430,889)           (396,064)
    Acquisition of dental offices                                                         (435,006)           (959,150)
                                                                                      ------------        ------------
              Net cash used in investing activities                                       (924,244)         (1,355,214)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments - line of credit                                                     (1,688,000)           (168,000)
    Repayment of bank term-loan                                                                  -          (1,375,000)
    Repayment of long-term debt                                                           (158,435)           (229,615)
    Payment of financing costs                                                                   -             (15,957)
    Proceeds from exercise of Common Stock options                                               -              93,013
    Purchase and retirement of Common Stock                                                      -            (841,119)
                                                                                      ------------        ------------
              Net cash used in financing activities                                     (1,846,435)         (2,536,678)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  246,089              13,333
CASH AND CASH EQUIVALENTS, beginning of period                                             691,417             949,236
                                                                                      ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                              $    937,506        $    962,569
                                                                                      ============        ============








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           2001                2002
                                                                                      ---------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                       $       399,800     $    275,047
                                                                                      ===============     ============

       Cash paid during the period for income taxes                                   $           -       $    270,880
                                                                                      ===============     ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                               $      434,000      $    959,000
                                                                                      ==============      ============






























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.



(2)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                   Quarters Ended September 30,
                                                           2001                                2002
                                                          -----                                ----
                                                                     Per Share                              Per Share
                                            Income         Shares    Amount       Income         Shares      Amount
                                           ---------     ---------   -----        -----------   ---------   -----
Basic EPS:
   Net income available to
     shares of Common Stock                $ 125,725     1,506,705   $ .08        $  263,946    1,471,646   $ .18

   Effect of dilutive shares of
    Common Stock from stock
    options and warrants                           -        27,294       -               -        145,664    (.02)

                                           ---------     ---------    -----       ----------    ----------  -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 125,725     1,533,999   $ .08        $  263,946    1,617,310   $ .16
                                           =========     =========   =====        ==========    =========   =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2001 and 2002 relates to the effect of 27,294 and 145,664, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.


                                                                Quarters Ended September 30,
                                                           2001                                2002
                                                          -----                                ----
                                                                     Per Share                              Per Share
                                            Income         Shares    Amount       Income         Shares      Amount
                                            ---------    ---------   -----        -----------   ---------   -----
Basic EPS:
   Net income available to
     shares of Common Stock                 $ 68,820     1,506,705   $ .05        $  743,545    1,493,840  $ .50

   Effect of dilutive shares of
    Common Stock from stock
    options and warrants                           -         8,097       -               -        135,946   (.04)

                                            --------     ---------   -----        ----------    ----------  ----

Diluted EPS:
   Net income available to
      shares of Common Stock                $ 68,820     1,514,802   $ .05        $  743,545    1,629,786   $ .46
                                            ========     =========   =====        ==========    ==========  =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2001 and 2002 relates to the effect of 8,097 and 135,946, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(3)      LINE OF CREDIT
         --------------

Under the Company's Credit Facility (as amended on September 9, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's prime rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003. At September 30, 2002, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $2.5 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2002 the Company was in full compliance with all of its covenants under this agreement.

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

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations

 (5)     INCOME TAXES
         -------------

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

(6)    ACQUISITIONS
       ------------

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

(7)      SUBSEQUENT EVENTS
         -----------------

On October 1, 2002 the company acquired the remaining interest in Mississippi Dental Group for a total purchase price of $399,327. The consideration consisted of $199,327 in cash and $200,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 17% interest in this office.

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

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2001 and 2002. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.


Overview


The Company was formed in May 1995 and as of September 30, 2002 managed 54 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 14 specialists. The Company has acquired 42 Offices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of exsisting physical capacity through recruiting more dentists and support staff. The following table sets forth the change in the number of Offices affiliated with and managed by the Company from 1998 through September 30, 2002, including the number of de novo Offices and acquired Offices in each such period.

                                             1998            1999            2000           2001         2002 (1)
                                             ----            ----            ----           ----         ----
Offices at beginning of the period            34              49              54             56             54
De novo Offices                                5               5               2              0              0
Acquired Offices                              10               1               0              0              0
Consolidation of Offices                       0              (1)              0             (2)             0
                                             ----            ----            ----           ----          ----
Offices at end of the period                  49              54              56             54             54
                                             ====            ====            ====           ====          ====


(1)      From January 1, 2002 through September 30, 2002.


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

At September 30, 2002, the Company's total assets of approximately $24.5 million included approximately $15.3 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $16.7 million. The Company reviews the recorded amount of intangible assets and other fixed assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

For the three months ended September 30, 2002, Revenue increased $706,000 to $10.7 million compared to $9.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, Revenue increased $786,000 to $32.4 million compared to $31.6 million for the nine months ended September 30, 2001.

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

                                                       Quarters Ended                 Nine Months Ended
                                                       September 30,                    September 30,
                                                       --------------                   -------------
                                                    2001            2002            2001              2002
                                                    ----            ----            ----              ----


Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    39.8 %         38.3 %          41.1 %             38.5 %
   Dental supplies                                    6.0 %          6.0 %           6.0 %              5.9 %
   Laboratory fees                                    8.7 %          7.7 %           8.4 %              7.9 %
   Occupancy                                         12.1 %         11.4 %          11.2 %             11.1 %
   Advertising and marketing                          1.2 %          1.3 %           1.2 %              1.1 %
   Depreciation and amortization                      8.5 %          7.9 %           8.2 %              7.8 %
   General and administrative                        10.6 %         10.5 %          10.4 %             10.3 %
                                                    -------        -------         -------            -------
                                                     86.9 %         83.1 %          86.5 %             82.6 %
                                                    -------        -------         -------            -------

Contribution from dental offices                     13.1 %         16.9 %          13.5 %             17.4 %

Corporate Expenses:
   General and administrative                         8.8 %          9.1 %          10.4 %              9.9 %
   Depreciation and amortization                      1.1 %          1.1 %           1.1 %              1.1 %
                                                    -------        --------        -------            -------
Operating income                                      3.2 %          6.7 %           2.0 %              6.4 %
Interest expense, net                                 1.4%           1.1 %           1.7 %              1.2 %
                                                    -------        -------         -------            -------
Income before income taxes                            1.8%           5.6 %           0.3 %              5.2 %
Income tax expense                                     - %           2.1 %             - %              2.0 %
                                                    -------        -------         -------            -------
Net income                                            1.8%           3.5 %           0.3 %              3.2 %
                                                    =======        =======         =======            =======



Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001:

Net revenue. For the three months ended September 30, 2002 net revenue increased to $7.6 million compared to $7.0 million for the three months ended September 30, 2001, an increase of $510,000 or 7.2%.

Clinical salaries and benefits. For the three months ended September 30, 2002 clinical salaries and benefits increased to $2.9 million compared to $2.8 million for the three months ended September 30, 2001, an increase of $88,000 or 3.1%. This increase was primarily due to the hiring of additional support personnel corresponding to the increased number of dentists at the Offices. As a percentage of net revenue, clinical salaries and benefits decreased to 38.3% for the three months ended September 30, 2002 compared to 39.8% for the three months ended September 30, 2001.

Dental supplies. For the three months ended September 30, 2002 dental supplies increased to $456,000 compared to $424,000 for the three months ended September 30, 2001, an increase of $32,000 or 7.5%. This increase was primarily due to higher production during this period due to the increase in the number of dentists working. As a percentage of net revenue, dental supplies remained constant at 6.0% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Laboratory fees. For the three months ended September 30, 2002 laboratory fees decreased to $580,000 compared to $613,000 for the three months ended September 30, 2001, a decrease of $32,000 or 5.3%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 7.7% for the three months ended September 30, 2002 compared to 8.7% for the three months September 30, 2001.

Occupancy. For the three months ended September 30, 2002 occupancy expense increased to $860,000 compared to $852,000 for the three months ended September 30, 2001, an increase of $7,000 or 0.9%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2001 period. As a percentage of net revenue, occupancy expense decreased to 11.4% for the three months ended September 30, 2002 compared to 12.1% for the three months ended September 30, 2001.

Advertising and marketing. For the three months ended September 30, 2002 advertising and marketing increased to $96,000 compared to $83,000 for the three months ended September 30, 2001, an increase of $13,000 or 15.8%. This increase was primarily due to additional yellow page advertising in local directories. As a percentage of net revenue, advertising and marketing increased to 1.3% for the three months ended September 30, 2002 compared to 1.2% for the three months ended September 30, 2001.

Depreciation and amortization. For the three months ended September 30, 2002 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $601,000 compared to $597,000 for the three months ended September 30, 2001, an increase of $4,000 or 0.7%. This increase is related to the increase in the Company's amortizable asset base relating to the purchase of a portion of the remaining interest in Mississippi Dental Group and all of the remaining interest in Glendale Dental Group during the first and second quarters of 2002, respectively. As a percentage of net revenue, depreciation and amortization decreased to 7.9% for the three months ended September 30, 2002 compared to 8.5% for the three months ended September 30, 2001.

General and administrative. For the three months ended September 30, 2002 general and administrative, which is attributable to the Offices, increased to $791,000 compared to $749,000 for the three months ended September 30, 2001, an increase of $42,000 or 5.6%. This increase is primarily due to increased recruiting expenses relating to the hiring of new dentists. As a percentage of net revenue, general and administrative expenses decreased to 10.5% for the three months ended September 30, 2002 compared to 10.6% for the three months ended September 30, 2001.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $1.3 million for the three months ended September 30, 2002 compared to $924,000 for the three months ended September 30, 2001, an increase of $356,000 or 38.5%. As a percentage of net revenue, contribution from dental offices increased to 16.9% for the three months ended September 30, 2002 compared to 13.1% for the three months ended September 30, 2001.

Corporate expenses - general and administrative. For the three months ended September 30, 2002 corporate expenses - general and administrative increased to $690,000 compared to $621,000 for the three months ended September 30, 2001, an increase of $69,000 or 11.1%. This increase is primarily attributable to incentive bonuses paid based on the increased profitability of the Company and performance of the Company's Common Stock. As a percentage of net revenue, corporate expense - general and administrative increased to 9.1% for the three months ended September 30, 2002 compared to 8.8% during the three months ended September 30, 2001.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2002 corporate expenses - depreciation and amortization increased to $84,000 as compared to $79,000 for the three months ended September 30, 2001, an increase of $6,000 or 7.3%. This increase is primarily due to a higher depreciable asset base due to the purchase of enhanced computer software. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Operating income. As a result of the above, the Company generated operating income of $505,000 for the three months ended September 30, 2002 compared to operating income of $224,000 for the three months ended September 30, 2001, an increase of $281,000 or 125.2%. As a percentage of net revenue, operating income increased to 6.7% for the three months ended September 30, 2002 compared to 3.2% for the three months ended September 30, 2001.

Interest expense, net. For the three months ended September 30, 2002 interest expense decreased to $80,000 compared to $99,000 for the three months ended September 30, 2001, a decrease of $19,000 or 19.3%. This decrease in interest expense is attributable to a lower average outstanding debt balance and a lowering of the interest rate on the Company's credit facility. As a percentage of net revenue, interest expense decreased to 1.1% for the three months ended September 30, 2002 compared to 1.4% for the three months ended September 30, 2001.

Net income. As a result of the above, the Company's net income was $264,000 for the three months ended September 30, 2002 compared to net income of $126,000 for the three months ended September 30, 2001, an increase of $138,000 or 109.9%. Net income for the quarter ended September 30, 2002 was net of income tax expense of $162,000 while the net income for the quarter ended September 30, 2001 did not include a provision for income taxes.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001:

Net revenue. For the nine months ended September 30, 2002 net revenue increased to $23.0 million compared to $22.3 million for the nine months ended September 30, 2001, an increase of $677,000 or 3.0%.

Clinical  salaries and  benefits.  For the nine months ended  September 30, 2002 clinical salaries and benefits decreased to $8.8 million compared to $9.2 million for the nine months ended September 30, 2001, a decrease of $323,000 or 3.5%. This decrease was primarily due to attrition of support staff at the Offices which were not replaced, partially offset by the recent hiring of additional support personnel corresponding to the increased number of dentists at the Offices. As a percentage of net revenue, clinical salaries and benefits decreased to 38.5% for the nine months ended September 30, 2002 compared to 41.1% for the nine months ended September 30, 2001.

Dental supplies. For the nine months ended September 30, 2002 dental supplies increased to $1.4 million compared to $1.3 million for the nine months ended September 30, 2001, an increase of $17,000 or 1.3%. As a percentage of net revenue, dental supplies decreased to 5.9% for the nine months ended September 30, 2002 compared to 6.0% for the nine months ended September 30, 2001.

Laboratory fees. For the nine months ended September 30, 2002 laboratory fees decreased to $1.8 million compared to $1.9 million for the nine months ended September 30, 2001, a decrease of $84,000 or 4.5%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased to 7.9% for the nine months ended September 30, 2002 compared to 8.4% for the nine months September 30, 2001.

Occupancy. For the nine months ended September 30, 2002 occupancy expense increased to $2.6 million compared to $2.5 million for the nine months ended September 30, 2001, an increase of $59,000 or 2.4%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2001 period. As a percentage of net revenue, occupancy expense decreased to 11.1% for the nine months ended September 30, 2002 compared to 11.2% for the nine months ended September 30, 2001.

Advertising  and  marketing.  For the  nine  months  ended  September  30,  2002 advertising and marketing decreased to $256,000 compared to $264,000 for the nine months ended September 30, 2001, a decrease of $7,000 or 2.8%. As a percentage of net revenue, advertising and marketing decreased to 1.1% for the nine months ended September 30, 2002 compared to 1.2% for the nine months ended September 30, 2001.

Depreciation and amortization. For the nine months ended September 30, 2002 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, remained constant at $1.8 million compared to the nine months ended September 30, 2001. As a percentage of net revenue, depreciation and amortization decreased to 7.8% for the nine months ended September 30, 2002 compared to 8.2% for the nine months ended September 30, 2001.

General and administrative. For the nine months ended September 30, 2002 general and administrative, which is attributable to the Offices, increased to $2.4 million compared to $2.3 million for the nine months ended September 30, 2001, an increase of $48,000 or 2.1%. As a percentage of net revenue, general and administrative expenses decreased to 10.3% for the nine months ended September 30, 2002 compared to 10.4% during the nine months ended September 30, 2001.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $4.0 million for the nine months ended September 30, 2002 compared to $3.0 million for the nine months ended September 30, 2001, an increase of $996,000 or 33.2%. As a percentage of net revenue, contribution from dental offices increased to 17.4% for the nine months ended September 30, 2002 compared to 13.5% for the nine months ended September 30, 2001.

Corporate expenses - general and administrative. For the nine months ended September 30, 2002 corporate expenses - general and administrative remained constant at $2.3 million compared to the nine months ended September 30, 2001. As a percentage of net revenue, corporate expense - general and administrative decreased to 9.9% for the nine months ended September 30, 2002 compared to 10.4% during the nine months ended September 30, 2001.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2002 corporate expenses - depreciation and amortization increased to $248,000 compared to $244,000 for the nine months ended September 30, 2001, an increase of $4,000 or 1.5%. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Operating income. As a result of the above, the Company generated operating income of $1.5 million for the nine months ended September 30, 2002 compared to operating income of $445,000 for the nine months ended September 30, 2001, an increase of $1.0 million or 231.3%. As a percentage of net revenue, operating income increased to 6.4% for the nine months ended September 30, 2002 compared to 2.0% for the nine months ended September 30, 2001.

Interest expense, net. For the nine months ended September 30, 2002 interest expense decreased to $275,000 compared to $376,000 for the nine months ended September 30, 2001, a decrease of $101,000 or 26.9%. This decrease in interest expense is attributable to a lower average outstanding debt balance and lower interest rates during the current period. As a percentage of net revenue, interest expense decreased to 1.2% for the nine months ended September 30, 2002 compared to 1.7% for the nine months ended September 30, 2001.

Net income. As a result of the above, the Company generated net income of $744,000 for the nine months ended September 30, 2002 compared to net income of $69,000 for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was net of income tax expense of $456,000 while net income for the nine months ended September 30, 2001 did not include a provision for income taxes.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $3.0 million and $3.9 million for the nine months ended September 30, 2001 and 2002, respectively. During the 2002 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $377,000, a decrease in prepaid expense, income tax receivable and other assets of approximately $370,000, an increase in income taxes payable of approximately $185,000 and a decrease in accounts receivable of approximately $133,000. Net cash provided by operating activities during the 2001 period, excluding net income and after adding back non-cash items, consisted primarily of a decrease in accounts receivable of approximately $427,000 and an increase in accounts payable and accrued expenses of approximately $374,000.

Net cash used in investing activities was approximately $924,000 and $1.4 million for the nine months ended September 30, 2001 and 2002, respectively. During the nine month period ended September 30, 2002, approximately $959,000 was utilized for the acquisition of a portion of the remaining interest in one dental office, all of the remaining interest in another dental office and approximately $396,000 was invested in the purchase of additional property and equipment. For the nine months ended September 30, 2001, approximately $435,000 was invested in the purchase of the remaining 50% interest in an existing Office and additional property and equipment purchases totaling approximately $431,000.

Net cash used in financing activities was approximately $1.8 million and $2.5 million for the nine months ended September 30, 2001 and 2002, respectively. During the nine months ended September 30, 2002, net cash used in financing activities was comprised of $1.4 million used to reduce the amount outstanding on the Company's term-loan with its bank, $168,000 used to reduce the amount outstanding on the Company's bank line of credit, $841,000 for the purchase and retirement of Common Stock and approximately $230,000 for the repayment of long-term debt. During the nine months ended September 30, 2001, net cash used in financing activities was comprised of $1.7 million used to reduce the amount outstanding on the Company's bank line of credit and $158,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on September 9, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's prime rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003. At September 30, 2002, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $2.5 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2002 the Company was in full compliance with all of its covenants under this agreement.

At September 30, 2002, the Company had outstanding indebtedness of approximately $1.3 million represented by notes issued in connection with various practice acquisitions, all of which bear interest at 8.0%. The Company's material commitments for capital expenditures total approximately $250,000. The Company anticipates that these capital expenditures will be provided from cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of September 30, 2002 was approximately $609,000 and the Company had a working capital deficit on that date of approximately $2.0 million which was the result of the classification of the entire amount outstanding under the Credit Facility as a short-term liability. The Company believes the Credit Facility will be extended beyond its current maturity date. When excluding the effect of this classification, the Company's working capital deficit would be $456,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 40% to $3.5 million for the nine months ended September 30, 2002 compared to $2.5 million for the same nine-month period in 2001. During the first nine months of 2002 the Company reduced total bank debt outstanding by $1.5 million to $2.5 million as of September 30, 2002.

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

On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that can be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. Through September 30, 2002 the Company, in 56 separate transactions, purchased 92,522 shares of Common Stock at prices ranging from $7.35 to $11.20 per share, for total consideration of approximately $901,000, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44.

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

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate, and, therefore, affected by changes in market interest rates. At September 30, 2002, approximately $2.5 million was outstanding with an interest rate of 4.75% (Prime). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $26,300 for the nine months ended September 30, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 1, 2002 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to the Evaluation Date. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


Exhibit Number        Description of Document


10.40 Second Amendment to Amended and Restated Credit Agreement dated September 9, 2002 between the Registrant and Key Bank of Colorado.


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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation


Date:  November 6, 2002             By:    /s/ Frederic W.J. Birner
                                    --------------------------------------------
                                    Name: Frederic W.J. Birner
                                    Title:Chairman of the Board, Chief Executive
                                          Officer and Director
                                         (Principal Executive Officer)


Date:  November 6, 2002             By:     /s/ Dennis N. Genty
                                    --------------------------------------------
                                    Name:  Dennis N. Genty
                                    Title: Chief Financial Officer, Secretary,
                                           Treasurer and Director
                                          (Principal Financial and
                                           Accounting Officer)

                                  CERTIFICATION


     I, Frederic W.J. Birner, Chief Executive Officer certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Birner Dental Management Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 6, 2002  By: /s/   Frederic W.J. Birner
                               ----------------------------------------
                               Name:   Frederic W.J. Birner
                               Title   Chairman of the Board,
                                       Chief Executive Officer and Director
                                      (Principal Executive Officer)

                                  CERTIFICATION

     I, Dennis N. Genty, Chief Financial Officer certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Birner Dental Management Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 6, 2002  By: /s/   Dennis N. Genty
                               -------------------------------
                               Name:    Dennis N. Genty
                               Title:   Chief Financial Officer,
                                        Secretary, Treasurer and Director
                                        (Principal Financial Officer)

                          CERTIFICATION OF 10-Q REPORT
                                       OF
                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Birner Dental Management Services, Inc. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Birner Dental Management Services, Inc. for the quarter ended September 30, 2002.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Birner Dental Management Services, Inc.

                  This Certification is executed as of November 6, 2002.



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