Form 10-K
period 2002-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2003-03-28
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended       December 31, 2002
                                        --------------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from                     to
                                         ----------------        -------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          COLORADO                            84-1307044
-------------------------------------------------------- -----------------------
      (State or other jurisdiction of incorporation or       (IRS Employer
                       organization)                      Identification No.)

            3801 EAST FLORIDA AVENUE, SUITE 508
                     DENVER, COLORADO                        80210
------------------------------------------------------ ------------------------
         (Address of principal executive offices)         (Zip Code)

                  Registrant's telephone number: (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class     Name of each exchange on which registered
-----------------------------------   --------------------------------------
                     None.                                 None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      X     No
                                        --------  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was as of June 28, 2002, the last business day of the Registrant's most recent completed second fiscal quarter was $7,370,919. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 909,990 shares of voting stock are held by non-affiliates. As of March 24, 2003, the Registrant had 1,354,137 shares of its common stock, without par value ("Common Stock") outstanding.

On February 26, 2001 the Registrant affected a reverse stock split in which the Registrant issued one share of Common Stock for every four shares of Common Stock then outstanding. Therefore, all shares, options, share prices, option prices and earnings per share calculations for all periods in this document have been restated to reflect the effect of the reverse stock split.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10,11,12 and 13) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about June 3, 2003.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K ("Annual Report") of Birner Dental Management Services, Inc. (the "Company"), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Items 1. and 2., "Business and Properties,"
Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

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

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents

  Part     Item(s)                                                                                               Page


I.        1. and 2.   Business and Properties                                                                       4
                          General                                                                                   4
                          Dental Services Industry                                                                  4
                          Operations                                                                                5
                          Existing Offices                                                                          6
                          Patient Services                                                                          7
                          Dental Practice Management Model                                                          7
                          Payor Mix                                                                                 9
                          The Company Dentist Philosophy                                                            9
                          Expansion Program                                                                        10
                          Affiliation Model                                                                        11
                          Competition                                                                              12
                          Government Regulation                                                                    12
                          Insurance                                                                                14
                          Trademark                                                                                14
                          Facilities and Employees                                                                 15
          3.          Legal Proceedings                                                                            15
          4.          Submission of Matters to a Vote of Security Holders                                          15
II.       5.          Market for Registrant's Common Equity and Related Stockholder Matters
                                                                                                                   16
                        Equity Compensation Plan Information                                                       17
          6.          Selected Financial Data                                                                      18
          7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                   19
          7A.         Quantitative and Qualitative Disclosures About Market Risk                                   34
          8.          Financial Statements and Supplementary Data                                                  35
          9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                                   58
III.      10.         Directors and Executive Officers of the Registrant                                           59
          11.         Executive Compensation                                                                       59
          12.         Security Ownership of Certain Beneficial Owners and Management                               59
          13.         Certain Relationships and Related Transactions                                               59
          14.         Controls and Procedures
IV.       15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                             60

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

Dental Services Industry

According to the Centers for Medicare and Medicaid Services ("CMS") dental expenditures in the U.S. increased from $31.5 billion in 1990 to $65.6 billion in 2001. CMS also projects that dental expenditures will reach approximately $118.3 billion by 2012, representing an increase of approximately 80.3% over 2001 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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











[MAP INSERTED HERE]

Existing Offices

As of the date of this Annual Report, the Company managed a total of 54 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

                                                                                   Date Acquired/         Specialty
            Office Name                             Office Address                  Developed*            Services
            -----------                             --------------                 --------------         ---------

 Colorado
   Boulder
    Perfect Teeth/Boulder                  4155 Darley, #F                          September 1997
    Perfect Teeth/Folsom                   1840 Folsom, Suite 302                   April 1998
   Castle Rock
    Perfect Teeth/Castle Rock              390 South Wilcox, Unit D                 October 1995
   Colorado Springs
    Perfect Teeth/Cheyenne Meadows         827 Cheyenne Meadows Road                June 1998*
    Perfect Teeth/Garden of the Gods       4329 Centennial Boulevard                July 1996*
    Perfect Teeth/South 8th Street         1050 South Eighth Street                 August 1998            1,2
    Perfect Teeth/Uintah Gardens           1768 West Uintah Street                  May 1996*
    Perfect Teeth/Union & Academy          5140 North Union                         September 1997
    Perfect Teeth/Woodman Valley           6914 North Academy Boulevard, Unit 1B    April 1998*
    Perfect Teeth/Powers                   5929 Constitution Avenue                 March 1999*            1,2
   Denver
    Perfect Teeth/64th and Ward            12650 West 64th Avenue, Unit J           January 1996*
    Perfect Teeth/88th and Wadsworth       8749 Wadsworth Boulevard                 September 1997        1,2,4
    Perfect Teeth/Arapahoe                 7600 East Arapahoe Road, #311            October 1995            1
    Perfect Teeth/Bowmar                   5151 South Federal Boulevard, #G-2       October 1995
    Perfect Teeth/Buckley and Quincy       4321 South Buckley Road                  September 1997         1,2
    Perfect Teeth/Central Denver           1633 Fillmore Street, Suite 200          May 1996
    Perfect Teeth/East 104th Avenue        2200 East 104th Avenue, #112             May 1996                1
    Perfect Teeth/East Cornell             12200 East Cornell Avenue, # E           August 1996
    Perfect Teeth/East Iliff               16723 East Iliff Avenue                  May 1997
    Glendale Dental Group                  4521 East Virginia Avenue                February 1999
    Perfect Teeth/Golden                   17211 South Golden Road, #100            June 1999*
    Perfect Teeth/Green Mountain           13035 West Alameda Parkway               December 1998*
    Perfect Teeth/Highlands Ranch          9227 Lincoln Avenue, Suite 100           July 1999*              1
    Perfect Teeth/Ken Caryl                7660 South Pierce                        September 1997
    Perfect Teeth/Leetsdale                7150 Leetsdale Drive, #110A              March 1996*
    Mississippi Dental Group               11175 East Mississippi Avenue, #110      September 1998
    Perfect Teeth/Monaco and Evans         2121 South Oneida, Suite 321             November 1995        1,2,3,4
    Perfect Teeth/North Sheridan           11550 North Sheridan, #101               May 1996
    Perfect Teeth/Parker                   11005 South Parker Road                  December 1998*          1
    Perfect Teeth/Sheridan and 64th Avenue 5169 West 64th Avenue                    May 1996
    Perfect Teeth/South Holly Street       8211 South Holly Street                  September 1997          2
    Perfect Teeth/Speer                    700 East Speer Boulevard                 February 1997
    Perfect Teeth/West 38th Avenue         7760 West 38th Avenue, #200              May 1996                1
    Perfect Teeth/West 120th Avenue        6650 West 120th Avenue, A-6              September 1997
    Perfect Teeth/West Jewell              8064 West Jewell                         April 1998
    Perfect Teeth/Yale                     7515 West Yale Avenue, Suite A           April 1997             1,3
   Fort Collins
    Perfect Teeth/South Fort Collins       1355 Riverside Avenue, Unit D            May 1996
   Greeley
    Perfect Teeth/Greeley                  902 14th Street                          September 1997
   Longmont
    Perfect Teeth/Longmont                 641 Ken Pratt Boulevard                  September 1997
   Loveland
    Perfect Teeth/ Loveland                3400 West Eisenhower Boulevard           September 1996





                                                                                   Date Acquired/         Specialty
            Office Name                             Office Address                  Developed*            Services
            -----------                             --------------                 --------------         ---------

 New Mexico
   Albuquerque
    Perfect Teeth/Alice                    5909 Alice NE                            February 1998
    Perfect Teeth/Candelaria               6101 Candelaria NE                       April 1997
    Perfect Teeth/Cubero Drive             5900 Cubero Drive NE, Suite E            September 1998
    Perfect Teeth/Four Hills               13140-E Central Avenue, SE               August 1997*            3
    Perfect Teeth/Fourth Street            5721 Fourth Street NW                    August 1997
    Perfect Teeth/Wyoming and Candelaria   8501 Candelaria NE, Suite D3             August 1997
    Rio Rancho
    Perfect Teeth/Rio Rancho               4500 Arrowhead Ridge Drive               July 1999*              3
   Santa Fe
    Perfect Teeth/Plaza Del Sol            720 St. Michael Drive, Suite O           May 1998*               3
 Arizona
   Goodyear
    Perfect Teeth/Palm Valley              14175 West Indian School Bypass Road,#B6 March 2000*
   Mesa
    Perfect Teeth/Power & McDowell         2733 North Power Road, Suite 101         October 2000*
   Phoenix
    Perfect Teeth/Thomas and 15th Avenue   3614 North 15th Avenue, Suite B          September 1998
   Scottsdale
    Perfect Teeth/Bell Road & 64th Street  6345 East Bell Road, Suite 1             July 1998             1,2,3
    Perfect Teeth/Shea & 90th Street       9393 North 90th Street, Suite 207        September 1998
   Tempe
    Perfect Teeth/Elliot and McClintock    7650 S. McClintock Dr., #110             June 1999*

(1)      Orthodontics
(2)      Periodontics
(3)      Oral Surgery
(4)      Pedodontics

The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 16 treatment rooms and range in size from 1,200 square feet to 7,300 square feet.

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

Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including state-of-the-art gold, porcelain and composite inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery and periodontics, which are available at certain of the Company's Offices, as indicated on the table above. These services are provided by affiliated specialists who rotate through certain offices in the Company's existing markets. The addition of specialty services is a key component of the Company's strategy, as it enables the Company to capture revenue from typically higher margin services that would otherwise be referred to non-affiliated providers. In addition, by offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of professionals and facilities.

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

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company's formalized training program. In addition, Company regional directors also meet weekly with the Company's senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and the on-going meetings with employees have contributed to an improvement in the operations at its Offices.

Staffing Model. The Company's staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of five regional directors in Colorado and one regional director for New Mexico and Arizona. These regional directors, who are each responsible for four to 14 Offices and the specialty practice, oversee operations, development of non-dental employees, recruiting and work to implement the Company's dental practice management model to maximize revenues and profitability.

Management Information Systems. All of the Offices have the same management information system, which allows the Company to receive uniform data that can be analyzed easily in order to measure and improve operating performance in the Offices. As part of its acquisition integration process, the Company converts acquired Offices to its management information system as soon as practicable. The Company's current system enables it to maintain on-line contact with each of its Offices and allows the Company to monitor the Offices by obtaining real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections. The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve the Office's performance.

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

Purchasing / Vendor Relationships. The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers, to reduce per unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. This system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

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

During the years ended December 31, 2000, 2001, and 2002 the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 9.1%, 7.4% and 6.6%, respectively, CIGNA Dental Health was responsible for 5.9%, 6.0% and 6.3%, respectively and Delta Care was responsible for 8.6%, 8.0% and 6.6%, respectively.

The Company has successfully reduced the percentage of its business that comes from managed dental care plans, from 51.4% of gross revenues in 1998 to 27.5% of gross revenues in 2002, and replaced that revenue stream with higher margin fee-for-service revenues. This higher margin fee-for-service revenue has predominantly been business derived from preferred provider plans.

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and with the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists are given an economic incentive to improve the operating performance of their Offices, in the form of a bonus based upon the operating performance of the Office. In addition, managing dentist's may be granted stock options in the Company that ordinarily vest over a three-to-five year period.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Associate dentists are typically recent graduates from residency programs, and usually spend up to two years working with a managing dentist. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Expansion Program

Overview

Since its formation in May 1995, the Company has acquired 42 practices, including five practices that have been consolidated with existing Offices. Of those acquired practices (including the five practices consolidated with existing Offices), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been solo dental practices. The Company has developed 18 de novo Offices (including one practice that was consolidated with an existing Office). During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach that is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff.

The following table sets forth the change in the number of Offices managed by the Company from January 1, 1998 through December 31, 2002.


                                                      1998         1999          2000           2001          2002
                                                      ----         ----          ----           ----          ----
Offices at beginning of the period                     34           49            54             56            54
De novo Offices                                         5            5             2              0             0
Acquired Offices                                       10            1             0              0             0
Consolidation of Offices                                0           (1)            0             (2)            0
                                                      ----         ----          ----           ----          ----
Offices at end of the period                           49           54            56             54            54
                                                      ====         ====          ====           ====          ====

Capacity Utilization

The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the addition of dentists and hygienists to further utilize existing physical capacity in the Offices.

De Novo Office Developments

One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Five of the Company's seven Colorado Springs Offices, six of the Company's 29 Denver metro area Offices, three of the Company's eight New Mexico Offices and three of the Company's six Arizona Offices were de novo developments. The Company generally locates de novo Offices in prime retail locations in areas where there is significant population growth. These locations provide high visibility for the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

The average investment by the Company in each of its 17 de novo Offices has been approximately $194,000, which includes the cost of equipment, leasehold improvements and working capital associated with the initial operations. The de novo Offices, which were opened between January 1996 and October 2000, began generating positive contribution from dental offices, on average, within eight months of opening.

Acquisition Strategy

Prior to entering a new market, the Company considers the population, demographics, market potential, competitive and regulatory environment, supply of available dentists, needs of managed care plans or other large payors and general economic conditions within the market. Once the Company has established a presence in a new market, the Company seeks to increase its presence in that market through acquisitions and by developing de novo Offices. The Company identifies potential acquisition candidates through a variety of means, including selected inquiries of dentists by the Company, direct inquiries by dentists, referrals from other dentists, participation in professional conferences and referrals from practice brokers. The Company seeks to identify and acquire dental practices for which the Company believes application of its dental practice management model will improve revenue and operating performance.

Recent Acquisitions and De Novo Offices

Colorado: During 2002, the Company acquired the remaining 50% interest in two existing Offices in Colorado.


Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C., which is owned by one of six different licensed dentists practicing within the Company's network. The Company has entered into agreements with owners of 53 of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or the director of the P.C.

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

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, American Dental Partners, Inc. and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may have greater financial resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company.

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

Many states, including Colorado and New Mexico, also prohibit "fee-splitting" by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed to apply to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues.

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

Federal Regulation

Federal laws generally regulate reimbursement, billing and self referral practices under Medicare and Medicaid programs. Because the P.C.s currently receive no revenue under Medicare or Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations thereunder could have a material adverse effect on the Company's business, financial condition and operating results.

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

Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws and regulations, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable laws and regulations or that the enforceability of such arrangements will not be limited as a result of such laws and regulations. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required which could have a material adverse effect on the Company, or the Company may be required to cease operations.

Commencing April 14, 2003, health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. While the Company is in full compliance with all requirements, it cannot presently predict the ultimate impact of the HIPAA regulations on the Company and its business.

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

Facilities and Employees

The Company's corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 9,500 square feet occupied under a lease, which expires in January 2006. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to 10 years. The Company believes the facilities at each of its Offices are adequate for their current level of business. The Company generally anticipates leasing and developing new Offices in its current markets rather than significantly expanding the size of its existing Offices.

As of December 31, 2002, the Company had 77 general dentists, 13 specialists and 60 affiliated hygienists that were employed by the P.C.s, and 341 non-dental employees.


ITEM 3.   LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage. The Company is not presently a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

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

The Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "BDMS". The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq National Market System up to February 26, 2001 and The Nasdaq SmallCap Market thereafter:

                                                                           HIGH               LOW
                                                                           ----               ---
   2001
   ----
   First Quarter                                                        $   3.25           $  1.88
   Second Quarter                                                           2.20              1.94
   Third Quarter                                                            3.02              1.95
   Fourth Quarter                                                           4.91              2.60

   2002
   ----
   First Quarter                                                        $   7.55           $  4.33
   Second Quarter                                                          11.85              6.16
   Third Quarter                                                           11.50              8.11
   Fourth Quarter                                                          11.00              9.02

   2003
   ----
   First Quarter (January 1, 2003 through March 24, 2003)               $  14.25            $ 9.31

At March 24, 2003 the last reported sale price of the Company's Common Stock was $12.25 per share. As of the same date, there were 1,354,137 shares of Common Stock outstanding held by 70 holders of record and approximately 525 beneficial owners.

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

Equity Compensation Plan Information

The following table sets forth information concerning options, warrants and rights outstanding and available for granting as of December 31, 2002:


                                          (a)                           (b)                          (c)
Plan category                 Number of securities to be    Weighted-average exercise    Number of securities
                              issued upon exercise of       price of outstanding         remaining available for
                              outstanding options,          options, warrants and        future issuance under
                              warrants and rights           rights                       equity compensation plans
                                                                                         (excluding securities
Equity compensation plans
approved by security holders            221,088                        $7.64                       217,876
Equity compensation plans
not approved by security holders         30,000                        $5.06                             0

Total                                   251,088                        $7.33                       217,876

Warrants issued are for a period of five years and vest 33% each year for three years, provided however, that upon a sale of the Company, all Warrants shall automatically become vested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 2000, 2001, and 2002 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 1998 and 1999 periods are derived from the Company's historical consolidated financial statements.

A one-for-four split of the Company's stock became effective as of February 26, 2001. As a result, all earnings per share data presented in the following table has been restated to reflect this reverse stock split.

The data in the following table is in thousands except per share data, number of offices and number of dentists:

                                                                                      Years Ended December 31,
                                                                   1998          1999         2000          2001          2002
                                                                   ----          ----         ----          ----          ----

Statements of Operations Data: (1)

Net revenue                                                      $ 21,741      $ 28,553      $ 29,419       $ 29,249      $ 30,255


Direct expenses                                                   17,287         24,425        25,475         25,158        25,105
Contribution from dental offices                                   4,454          4,128         3,944          4,091         5,150
Corporate expenses                                                 3,182          4,038         3,747          3,270         3,304
Operating income                                                   1,272             90           197            822         1,846
Income (loss) before income taxes                                    843          (389)         (434)            371         1,501
Income tax (expense) benefit                                       (128)            111           113          (121)          (567)
Income (loss) before change in accounting                            715          (278)         (321)            250           934
principle
Cumulative effect of change in accounting                           (39)               -            -              -             -
principle
Net income (loss)                                                    675          (278)         (321)            250           934

Basic earnings per share of Common Stock:
Income (loss) before cumulative effect of change                     .46          (.18)         (.21)            .17           .63
in accounting principle
Cumulative effect of change in accounting                          (.03)              -             -              -             -
principle
Net income (loss)(2)                                                 .43          (.18)         (.21)            .17           .63

Diluted earnings per share of Common Stock:
Income (loss) before cumulative effect of change                     .44          (.18)         (.21)            .16           .58
in accounting principle
Cumulative effect of change in accounting                          (.02)              -             -              -             -
principle
Net income (loss)(2)                                                 .42          (.18)         (.21)            .16           .58

Balance Sheet Data (3):
Cash and cash equivalents                                        $ 2,170          $ 807         $ 691          $ 949       $ 1,073
Working capital (deficit)                                          2,309          1,467         2,043            301        (1,541)
Total assets                                                      25,543         27,949        26,333         24,762        24,230
Long-term debt, less current maturities                            3,240          6,771         6,682          3,296         1,087
Total shareholders' equity                                        18,746         16,905        16,471         16,721        16,759
Dividends declared per share of Common Stock                           -              -             -              -             -

Operating Data:
Number of offices (3)                                                 49             54            56             54            54
Number of dentists (3)(4)                                             73             90            91             86            90
Total net revenue per office                                        $444           $529          $525           $542          $560

---------------------
(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. In 1998, the Company acquired an additional 10 Offices and opened five de novo Offices. In 1999, the Company acquired one Office, opened five de novo Offices and consolidated two existing Offices into one. In 2000, the Company opened two de novo Offices. During 2001, the Company consolidated four existing Offices into two.
(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company.
(3)      Data is as of the end of the respective periods presented.
(4) This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors, which have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2002. Reference should also be made to the Company's consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this document. This document contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this document generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

Overview

The Company was formed in May 1995, and currently manages 54 Offices in Colorado, New Mexico, and Arizona staffed by 77 dentists and 13 specialists. The Company has acquired 42 practices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance. See Items 1 and 2. "Business and Properties - Operations - Dental Practice Management Model."

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's success in the Colorado market led to its expansion into New Mexico and Arizona. The Company commenced operations in Colorado in October 1995 with the acquisition of three practices, and acquired a fourth practice in November 1995. During 1996, the Company developed five de novo Offices and acquired 12 practices (including three practices which were consolidated with existing Offices). In 1997, the Company developed one de novo Office and acquired 15 practices. In 1998, the Company developed five de novo Offices and acquired 10 practices. In 1999, the Company developed five de novo Offices, acquired one practice and consolidated two practices into one. In 2000, the Company developed two de novo Offices and purchased the remaining 50% interest in two existing Offices. In 2001, the Company consolidated four existing Offices into two Offices and acquired the remaining 50% interest in one existing Office. In 2002 the Company acquired the remaining 50% interest in two existing Offices.

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

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2002, net revenue was $29.4 million in 2000, $29.2 million in 2001, and $30.3 million in 2002. During the three years ended December 31, 2002, contribution from dental offices increased from $3.9 million in 2000 to $4.1 million for 2001, and increased to $5.1 million for 2002. During the three years ended December 31, 2002, operating income increased from $197,000 for 2000 to $822,000 in 2001 and to $1.8 million in 2002.

At December 31, 2002, the Company's total assets of $24.2 million included $15.5 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $16.8 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of December 31, 2002 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

For the year ended December 31, 2002, Revenue increased to $42.7 million compared to $41.4 million for the year ended December 31, 2001, an increase of $1.3 million or 3.1%. This was attributable to higher revenues generated in the 54 Offices in existence during both full periods.

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

The Company has successfully reduced the percentage of its business which comes from capitated managed dental care plans from 51.4% of Revenue in 1998 to 27.5% of Revenue in 2002, and replaced that capitated revenue stream with higher margin fee-for-service business. This higher margin fee-for-service revenue has predominately been business derived from preferred provider plans.

The following table sets forth the percentages of Net Revenue represented by certain items reflected in the Company's Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                                 2000                      2001                    2002
                                           ------------------        -----------------        ----------------

Net revenue                                       100.0  %                  100.0 %                100.0 %

Direct expenses:
     Clinical salaries and benefits                40.9                      40.4                   38.3
     Dental supplies                                6.4                       6.0                    5.9
     Laboratory fees                                8.9                       8.4                    7.8
     Occupancy                                     11.0                      11.2                   11.3
     Advertising and marketing                      1.1                       1.1                    1.2
     Depreciation and amortization                  8.2                       8.4                    7.9
     General and administrative
                                                   10.1                      10.5                   10.6
                                           ------------------        -----------------        ----------------

                                                   86.6                      86.0                   83.0
                                           ------------------        -----------------        ----------------
Contribution from dental offices                   13.4                      14.0                   17.0
Corporate expenses:
     General and administrative                    11.6                      10.1                    9.8
     Depreciation and amortization                  1.1                       1.1                    1.1

                                           ------------------        -----------------        ----------------
Operating income                                     0.7                      2.8                    6.1
Interest expense, net                               (2.2)                    (1.5)                  (1.1)

                                           ------------------        -----------------        ----------------
Income (loss) before income taxes                   (1.5)                     1.3                    5.0
Income tax (expense) benefit                         0.4                     (0.4)                  (1.9)
Net income (loss)                                   (1.1)%                    0.9 %                  3.1 %
                                           ==================        =================        ================


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net revenue. Net revenue increased from $29.2 million for the year ended December 31, 2001 to $30.3 million for the year ended December 31, 2002, an increase of $1.0 million or 3.4%. The increase in net revenue was attributable to the 54 practices in existence during both full periods.

Clinical salaries and benefits. Clinical salaries and benefits decreased from $11.8 million for the year ended December 31, 2001 to $11.6 million for the year ended December 31, 2002, a decrease of $205,000 or 1.7%. This decrease was due primarily to attrition of support staff at the Offices that began in the second quarter of 2001 and continued into the third quarter of 2002 as well as a wage freeze that was implemented during 2001 and continued through 2002. As a percentage of net revenue, clinical salaries and benefits decreased from 40.4% in 2001 to 38.3% in 2002.

Dental supplies. Dental supplies remained constant at $1.8 million for the years ended December 31, 2001 and December 31, 2002. As a percentage of net revenue, dental supplies decreased from 6.0% in D2001 to 5.9% in 2002.

Laboratory fees. Laboratory fees decreased from $2.5 million for the year ended December 31, 2001 to $2.4 million for the year ended December 31, 2002, a decrease of $104,000 or 4.2%. This decrease was primarily due to the Company's efforts to consolidate the use of dental laboratories so that improved pricing could be obtained based upon the Company's laboratory case volume. As a percentage of net revenue, laboratory fees decreased from 8.4% in 2001 to 7.8% in 2002.

Occupancy. Occupancy increased from $3.3 million for the year ended December 31, 2001 to $3.4 million for the year ended December 31, 2002, an increase of $127,000 or 3.9%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2001 period. As a percentage of net revenue, occupancy expense increased from 11.2% in 2001 to 11.3% in 2002.

Advertising and marketing. Advertising and marketing increased from $315,000 for the year ended December 31, 2001 to $353,000 for the year ended December 31, 2002, an increase of $38,000 or 12.0%. This increase was primarily due to additional yellow page advertising in local directories. As a percentage of net revenue, advertising and marketing increased from 1.1% in 2001 to 1.2% in 2002.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased from $2.5 million for the year ended December 31, 2001 to $2.4 million for the year ended December 31, 2002, a decrease of $73,000 or 3.0%. This decrease is related to the decrease in the Company's depreciable and amortizable asset base. As a percentage of net revenue, depreciation and amortization decreased from 8.4% in 2001 to 7.9% in 2002.

General  and  administrative.   General  and  administrative   costs  which  are
attributable to the Offices, increased from $3.1 million for the year ended December 31, 2001 to $3.2 million for the year ended December 31, 2002, an increase of $132,000 or 4.3%. This increase was the result of higher expenses for office supplies and computer supplies, which includes the cost of the data network between the individual Offices and the Corporate Office. As a percentage of net revenue, general and administrative expenses increased from 10.5% in 2001 to 10.6% in 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from $4.1 million for the year ended December 31, 2001 to $5.1 million for the year ended December 31, 2002, an increase of $1.1 million or 25.9%. As a percentage of net revenue, contribution from dental offices increased from 14.0% in 2001 to 17.0% in 2002.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased from $2.9 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002, an increase of $29,000 or 1.0%. As a percentage of net revenue, corporate expense - general and administrative decreased from 10.1% in 2001 to 9.8% in 2002.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization increased from $322,000 for the year ended December 31, 2001 to $327,000 for the year ended December 31, 2002, an increase of $5,000 or 1.6%. This increase was a result of higher depreciation expense as a result of the development of computer software relating to the implementation of the Perfect Teeth Dental Plan which began in 2001. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.1% from 2001 to 2002.

Operating income. As a result of the above, operating income increased from $822,000 for the year ended December 31, 2001 to $1.8 million for the year ended December 31, 2002, an increase of $1.0 million or 124.6%. As a percentage of net revenue, operating income increased from 2.8% in 2001 to 6.1% in 2002.

Interest expense, net. Interest expense, net decreased from $451,000 for the year ended December 31, 2001 to $345,000 for the year ended December 31, 2002, a decrease of $106,000 or 23.5%. This decrease was primarily the result of a lower average interest rate and a lower average outstanding debt balance during 2002. As a percentage of net revenue, interest expense, net decreased from 1.5% in 2001 to 1.1% in 2002.

Net income. As a result of the above, the Company reported net income of $934,000 for the year ended December 31, 2002 compared to net income of $250,000 for the year ended December 31, 2001, an increase of $684,000 or 273.6%. As a percentage of net revenue, net income increased from 0.9% in 2001 to 3.1% in 2002. Net income for the year ended December 31, 2002 was net of income tax expense of $567,000 while net income for the year ended December 31, 2001 was net of income tax expense of $121,000.

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

Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Company's Notes to Consolidated Financial Statements. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. Management has not determined how reported amounts would differ based on the application of different accounting policies. Management has also not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions. Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which was issued by the Securities and Exchange Commission: Impairment of intangible and long-lived assets, allowance for doubtful accounts and deferred income taxes.

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If this evaluation indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

The Company's allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company's processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require the Company to adjust its allowance for doubtful accounts.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company's significant deferred tax assets are related to:
Accruals not currently deductible, allowance for doubtful accounts, AMT tax credit carry-forward, tax benefit of stock options exercised and depreciation expense for tax which is less than depreciation expense for books. The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company's significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes are directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management's estimates.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and the initial public offering of Common Stock.

Net cash provided by operating activities was $1.7 million, $4.0 million, and $5.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. During the year ended December 31, 2002, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $738,000 and a decrease in accounts receivable of approximately

$367,000. During the year ended December 31, 2001, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in accounts receivable of approximately $784,000, an increase in accounts payable and accrued expenses of approximately $294,000 offset, in part, by an increase in prepaid expenses of approximately $289,000. During the year ended December 31, 2000 after adding back depreciation and amortization and other non-cash expenses, the Company's cash used in operating activities consisted primarily of a reduction in accounts payable and accrued expenses of approximately $705,000 offset, in part, by a decrease in prepaid expenses of approximately $122,000.

Net cash used in investing activities was $1.5 million, $1.1 million, and $1.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. During the year ended December 31, 2002, $514,000 was invested in the purchase of additional property and equipment and $1.2 million was used for acquiring the remaining 50% interest in two existing Offices. This was partially offset by the repayment of $284,000 in notes receivable from related parties. During the year ended December 31, 2001, $547,000 was invested in the purchase of additional property and equipment and $435,000 was used for acquiring the remaining 50% interest in one existing Office. During the year ended December 31, 2000, $1.1 million was invested in the purchase of additional property and equipment (including $428,000 for two de novo Offices) and $197,000 for acquiring the remaining 50% interest in two existing Offices.

For the years ended December 31, 2000, 2001 and 2002 net cash used in financing activities was $401,000, $2.7 million and $3.4 million, respectively. For the year ended December 31, 2002, net cash used in financing activities was comprised of $2.1 million for the pay-down on the bank term-loan, $168,000 for the pay-down on the Company's line of credit, $312,000 for the repayment of long-term debt and $1.2 million for the purchase and retirement of common stock. This was partially offset by $111,000 of proceeds from the exercise of Common Stock options and $95,000 from the tax benefit of Common Stock options exercised. For the year ended December 31, 2001, net cash used in financing activities was comprised of $2.4 million for the pay-down on the Company's line of credit, $203,000 for the repayment of long-term debt and $67,000 for the payment of financing costs. For the year ended December 31, 2000, net cash used in financing activities was comprised of $195,000 for the repayment of long-term debt, $113,000 for the purchase and retirement of Common Stock and $93,000 for the pay-down on the Company's line of credit.

Under the Company's Credit Facility (as amended on September 9, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's prime rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003. At December 31, 2002, the Company had no borrowings outstanding and approximately $2.0 million available for borrowing under the revolving line of credit and $1.825 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2002 the Company was in full compliance with all of its covenants under this agreement.

As of December 31, 2002, the Company had approximately $1.4 million in notes payable issued in connection with various Office acquisitions, which bear interest at 8.0%. At December 31, 2002, the Company's had no material commitments for capital expenditures. The Company's retained earnings as of
December 31, 2002 were approximately $799,000 and the Company had a working capital deficit on that date of approximately $1.5 million, which was in part the result of the classification of the entire amount outstanding under the non-revolving loan as a short-term liability. The Company believes the non-revolving loan will be extended beyond its current maturity date. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 26.5% to $4.6 million for the twelve months ended December 31, 2002 compared to $3.6 million for the same twelve-month period in 2001. During the 2002 fiscal year, the Company reduced total bank debt outstanding by $2.2 million to $1.8 million as of December 31, 2002.

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

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. During 2000, the Company, in 18 separate transactions, purchased 26,282 shares of its Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44.

Recent Accounting Pronouncements

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

In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

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

Demands on Management from Growth. The Company has been providing dental practice management services since October 1995. Prior to April 1997, the Company provided dental practice management services exclusively in Colorado. The Company's growth has placed, and will continue to place, strains on the Company's management, operations and systems. The growth has required the hiring and training of additional employees to oversee the operations and training of non-dental employees in the new Offices, the use of management resources to integrate the operations of the new Offices with the operations of the Company, and the incurring of incremental costs to convert to or install the Company's management information system. The Company's ability to compete effectively will depend upon its ability to hire, train and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Expansion Program."

Dependence Upon Availability of Dentists and Other Personnel. The Company believes that the profitability and operations of its Offices and its expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and newly established Offices, which may have a material adverse effect on the Company's expansion strategy and its business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Operations - Dental Practice Model."

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

Risks Associated with De Novo Office Development. The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. To date, the Company's average cost to open a de novo Office has been approximately $194,000. Future de novo Office development may require a greater investment by the Company. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Items 1 and 2. "Business and Properties - Expansion Program - De Novo Office Developments."

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

Commencing April 14, 2003, health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. While the Company is in full compliance with all requirements, it cannot presently predict the ultimate impact of the HIPAA regulations on the Company and its business.

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

Risks Associated with Acquisitions. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, five of which have been consolidated into existing Offices. The Company has recently shifted its focus from expansion by acquisitions and development of de novo Offices to the greater utilization of existing physical capacity through the recruitment of additional dentists and staff. The success of future acquisitions will depend on factors, which include the following:

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

         * Integration of Dental Practices. The integration of acquired dental practices into the Company's networks is a difficult, costly and time consuming process which, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require the expansion of accounting controls and procedures and the evaluation of certain personnel  functions.  There  can  be  no  assurance  that  substantial unanticipated problems, costs or delays associated with such integration efforts or with such acquired practices will not occur.
         There also can be no assurance that the Company will be able to successfully integrate acquired practices in a timely manner or at all, or that any acquired practices will have a positive impact on the Company's results of operations and financial condition.

         * Management of Acquisitions. The success of acquisitions made by the Company will depend in part on the Company's ability to manage effectively an increasing number of Offices. The addition of Offices may impair the Company's ability to provide management services efficiently and successfully to existing Offices and to manage and supervise adequately the Company's employees. The Company's results of operations and financial condition could be materially adversely affected if it is unable to do so effectively.

         * Availability of Funds for Acquisitions. Additional acquisitions may require substantial capital investment and adequate financing. Funds are needed for (i) the purchase of assets of dental practices, (ii) the integration of operations of acquired dental practices, and (iii) the purchase of additional equipment and technology for acquired practices. In addition, increasing consolidation in the dental services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices. Any inability of the Company to obtain suitable financing could cause the Company to limit or otherwise modify its acquisitions, which could have a material adverse effect on the Company's results of operations and financial condition. See "Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

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

In 2002, the Company derived approximately 13.0% of its revenues from capitated managed dental care contracts, and 14.5% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties - Operations - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 2002, intangible assets on the Company's consolidated balance sheet were $15.5 million, representing 64.0% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

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

Seasonality. The Company's past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter. The Company expects this seasonal fluctuation to continue in the future.

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

Volatility of Stock Price. The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 2002, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2002, $1.825 million was outstanding with an interest rate of 4.25% (prime). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the interest rate on the Company's Credit Facility would have resulted in additional interest expense of approximately $32,000 for the twelve months ended December 31, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                 INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries' consolidated financial statements as of December 31, 2001 and 2002 and for the three years ended December 31, 2002:

                                                                        Page
                                                                        ----
    Report of Independent Public Accountants                             36
    Consolidated Balance Sheets                                          38
    Consolidated Statements of Operations                                39
    Consolidated Statements of Shareholders' Equity                      40
    Consolidated Statements of Cash Flows                                41
    Notes to Consolidated Financial Statements                           43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




Hein + Associates LLP



Denver, Colorado,
February 11, 2003

The following report of independent public accountants is a copy of a previously issued Arthur Andersen LLP report and has not been reissued by Arthur Andersen LLP.



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




                                            ARTHUR ANDERSEN LLP



Denver, Colorado,
March 2, 2001

                  BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                      ------------------------------
                                      ASSETS                                             2001                2002
                                                                                      ------------------------------

CURRENT ASSETS:
    Cash and cash equivalents                                                      $    949,236         $  1,072,757
    Accounts receivable, net of allowance for doubtful
       accounts of $201,795 and $212,803, respectively                                3,086,648            2,708,231
    Deferred tax asset                                                                  112,214              120,622
    Prepaid expenses and other assets                                                   724,429              738,119
                                                                                    -----------            ---------
              Total current assets                                                    4,872,527            4,639,729

PROPERTY AND EQUIPMENT, net                                                           5,369,198            3,926,422

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,915,362           15,496,271
    Deferred charges and other assets                                                   216,285              167,098
    Notes receivable - related parties                                                  284,479                    -
    Deferred tax asset, net                                                             104,074                    -
                                                                                    -----------          -----------

              Total assets                                                          $24,761,925          $24,229,520
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 3,239,202          $ 4,011,466
    Current maturities of long-term debt                                              1,332,158            2,169,713
                                                                                    -----------          -----------
              Total current liabilities                                               4,571,360            6,181,179

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                               -               24,258
    Long-term debt, net of current maturities                                         3,296,304            1,087,422
    Other long-term obligations                                                         173,089              177,635
                                                                                    -----------          -----------

              Total liabilities                                                       8,040,753            7,470,494

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,506,705 and 1,434,817 shares issued and
       outstanding, respectively                                                     16,855,661           15,959,829
    Retained earnings (accumulated deficit)                                            (134,489)             799,197
                                                                                    -----------          -----------
              Total shareholders' equity                                             16,721,172           16,759,026
                                                                                    -----------          -----------

              Total liabilities and shareholders' equity                            $24,761,925          $24,229,520
                                                                                    ===========          ===========



The accompanying notes are an integral part of these consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                              Years Ended December 31,
                                                                2000                   2001                  2002
                                                                ----                   ----                  ----

NET REVENUE:                                                 $29,418,772            $29,249,333           $30,254,749
DIRECT EXPENSES:
       Clinical salaries and benefits                         12,020,083             11,803,291            11,598,162
       Dental supplies                                         1,870,396              1,754,923             1,788,471
       Laboratory fees                                         2,634,975              2,471,087             2,366,710
       Occupancy                                               3,250,974              3,289,937             3,416,877
       Advertising and marketing                                 328,149                315,083               352,947
       Depreciation and amortization                           2,409,223              2,462,604             2,389,556
       General and administrative                              2,961,451              3,060,699             3,192,266
                                                             -----------            -----------           -----------

                                                              25,475,251             25,157,624            25,104,989
                                                             -----------            -----------           -----------
       Contribution from dental offices                        3,943,521              4,091,709             5,149,760

CORPORATE EXPENSES:
       General and administrative                              3,415,031              2,948,082             2,977,096
       Depreciation and amortization                             331,738                321,690               326,879

    Operating income                                             196,752                821,937             1,845,785
    Interest expense, net                                        630,410                450,869               344,738

    Income (loss) before income taxes                           (433,658)               371,068             1,501,047
    Income tax expense (benefit)                                (112,756)               120,812               567,361


    Net income (loss)                                        $  (320,902)          $    250,256           $   933,686
                                                             ===========           ============           ===========


Net income (loss) per share of Common Stock:
       Basic                                                 $      (.21)          $        .17           $       .63
                                                             ===========           ============           ===========

       Diluted                                               $      (.21)          $        .16           $       .58
                                                             ===========           ============           ===========


Weighted average number of shares of Common Stock and dilutive securities:
       Basic                                                   1,523,594              1,506,705             1,480,490
                                                             ===========           ============           ===========

       Diluted                                                 1,523,594              1,529,549             1,614,315
                                                             ===========           ============           ===========



The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                         Retained
                                                                                         Earnings             Total
                                                              Common Stock             (Accumulated       Shareholders'
                                                        Shares           Amount          Deficit)            Equity
                                                        ------           ------           ---------       -----------
BALANCES, December 31, 1999                            1,532,987      $16,968,454         $ (63,843)      $16,904,611
    Purchase and retirement of Common Stock              (26,282)        (112,793)                -          (112,793)
    Net loss, FYE 2000                                         -                 -         (320,902)         (320,902)
                                                       ---------      -----------         ---------       -----------

BALANCES, December 31, 2000                            1,506,705       16,855,661          (384,745)       16,470,916
    Net Income, FYE 2001                                       -                -           250,256           250,256
                                                       ---------      -----------         ---------       -----------

BALANCES, December 31, 2001                            1,506,705       16,855,661          (134,489)       16,721,172
    Common Stock options exercised                        45,348          111,359                             111,359
    Purchase and retirement of Common Stock             (117,236)      (1,161,812)                         (1,161,812)
    Exercise of Common Stock options
       recorded as compensation expense                       -            60,054               -              60,054
    Tax benefit of Common Stock options
       exercised                                              -            94,567               -              94,567
    Net Income, FYE 2002                                                                    933,686           933,686
                                                       ---------      -----------         ---------       -----------



BALANCES, December 31, 2002                            1,434,817      $15,959,829          $799,197       $16,759,026
                                                       =========      ===========          ========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Years Ended December 31,
                                                                        2000                 2001                2002
                                                                        ----                 ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $    (320,902)    $    250,256       $     933,686
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                2,740,961        2,784,294           2,716,435
          (Gain) Loss on disposition of property                               -            7,956             (23,312)
          Provision for doubtful accounts                                  2,963              748              11,008
          Provision for (benefit from) deferred income taxes            (112,756)          72,333             172,924
          Amortization of debt issuance costs                             23,662           21,824              66,578

    Changes in assets and liabilities, net of effects from
    acquisitions:
          Accounts receivable                                            (49,852)         784,422             367,409
          Prepaid expense, income tax receivable
              and other assets                                           122,422         (289,187)            (14,770)
          Accounts payable and accrued expenses                         (705,196)         293,680             737,524
          Income taxes payable                                                 -           48,479             (18,260)
          Other long-term obligations                                     37,563           44,269               4,546
                                                                   -------------     ------------       -------------
    Net cash provided by operating activities                          1,738,865        4,019,074           4,953,768

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties, net                             (140,042)         (70,367)            284,479
    Capital expenditures                                                (688,930)        (546,798)           (513,779)
    Development of new dental offices                                   (427,731)               -                   -
    Acquisition of dental offices                                       (197,163)        (435,006)         (1,158,477)
                                                                   -------------     ------------       -------------
    Net cash used in investing activities                             (1,453,866)      (1,052,171)         (1,387,777)
                                                                   -------------     ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments - line of credit                                      (93,000)      (2,439,000)           (168,000)
    Repayment of bank term-loan                                                -                -          (2,050,000)
    Repayment of long-term debt                                         (194,743)        (202,827)           (312,327)
    Payment of financing costs                                                 -          (67,257)            (16,311)
    Proceeds from exercise of Common Stock options                             -                -             111,359
    Purchase and retirement of Common Stock                             (112,793)               -          (1,161,812)
    Exercise of Common Stock options recorded
      as compensation expense                                                  -                -              60,054
    Tax benefit of Common Stock options exercised                              -                -              94,567

    Net cash used in financing activities                               (400,536)      (2,709,084)         (3,442,470)
                                                                   -------------     ------------       -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                (115,537)         257,819             123,521
CASH AND CASH EQUIVALENTS, beginning of year                             806,954          691,417             949,236
                                                                   -------------     ------------       -------------

CASH AND CASH EQUIVALENTS, end of year                             $     691,417     $     949,236      $   1,072,757
                                                                   =============     =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Years Ended December 31,
                                                                 2000                   2001                  2002
                                                                 ----                   ----                  ----

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the year for interest               $       630,570      $       503,979       $    345,081
                                                            ===============      ===============       ============
       Cash paid during the year for income taxes           $           -        $                                -
                                                            ===============      ===============       ============
370,880


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                     $      189,000       $       434,000       $  1,159,000
                                                            ===============      ===============       ============















The accompanying notes are an integral part of these consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 and manages dental group practices. As of December 31, 2000, 2001 and 2002 the Company managed 56, 54, and 54 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company's growth through December 31, 2002 as follows:


                                                                                  De Novo                   Office
                                                    Acquisitions              Developments              Consolidations
                    1998 and Prior *                      41                        11                       (3)
                    1999                                   1                         5                       (1)
                    2000                                   -                         2                        -
                    2001                                   -                         -                       (2)
                    2002                                   -                         -                        -
                                                    -------------             ---------------           ---------------

                    Total                                 42                        18                       (6)
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

A summary of the components of net revenue for the years ended December 31, 2000, 2001, and 2002 follows:


                                                                                Years Ended December 31,
                                                                        2000                   2001                2002

    Total dental group practice revenue, net                   $    41,232,288       $   41,388,573     $    42,679,654
    Less - revenue from managed offices, net                         4,979,535            3,941,061                   -
                                                               ---------------       --------------     ---------------

    Dental office revenue, net                                      36,252,753           37,447,512          42,679,654
    Less - amounts retained by dental offices                       10,261,702           10,904,069          12,424,905
                                                               ---------------       --------------     ---------------

    Net revenue from consolidated dental offices                    25,991,051           26,543,443          30,254,749
    Management service fee revenue                                   3,427,721            2,705,890                   -
                                                               ---------------       --------------     ---------------

    Net revenue                                                $    29,418,772       $   29,249,333     $    30,254,749
                                                               ================      ==============     ===============


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

During 2000,  2001, and 2002,  18.5%,  15.4%,  and 13.0%,  respectively,  of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive a co-pay from the patient for certain services provided. Revenue from the Company's capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 2000, 2001 and 2002, the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 9.1%, 7.4% and 6.6%, respectively, CIGNA Dental Health was responsible for 5.9%, 6.0% and 6.3%, respectively and Delta Care was responsible for 8.6%, 8.0% and 6.6%, respectively.

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

     Management Service Fee Revenue

During 2000 and 2001 for the Offices for which the Company has Management Agreements, but did not have control, the Company received management service fee revenue included with net revenue in the accompanying statements of operations. "Management service fee revenue" is equal to gross revenue less compensation for dentists and hygienists for the Offices. Direct expenses associated with the operations of these Offices are also included in the accompanying statements of operations.

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

       Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $2,114,446, $2,125,756, and $1,979,506 for the years ended December 31, 2000, 2001 and 2002, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $626,515, $658,538 and $736,929 for the years ended December 31, 2000, 2001, and 2002, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

     Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value would be required.

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

The application of accounting policies requires the use of judgment and estimates. As it relates to the Company, estimates and forecasts are required to determine any impairment of assets, allowances for bad debts, deferred tax asset valuation reserves, if any, deferred revenue and employee benefit-related liabilities.

These matters that are subject to judgments and estimation are inherently uncertain, and different amounts could be reported using different assumptions and estimates. Management uses its best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. The Company also uses outside experts where appropriate. The Company applies estimation methodologies consistently from year to year.

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

       Earnings Per Share

The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                                                          Years Ended December 31,
                                   2000                              2001                           2002
                                  Weighted    Per                 Weighted    Per                 Weighted    Per
                                  Average     Share               Average     Share               Average    Share
                        Loss       Shares     Amount     Income    Shares     Amount     Income    Shares   Amount
                        ----      --------    ------     ------   --------    ------     ------   --------  ------

Basic EPS:

   Net income (loss)   $ (320,902)   1,523,594$  (.21)     $250,256   1,506,705 $ .17       $933,686   1,480,490  $.63
                       ==========    ==========  ====      ========   ========= =====       ========   =========  ====


Diluted EPS:

   Net income (loss)   $ (320,902)   1,523,594$  (.21)     $250,256   1,529,549 $ .16       $933,686   1,614,315  $.58
                       ==========    ==========  ====      ========   ========= =====       ========   =========  ====



All options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings for the year ended December 31, 2000 since they were anti-dilutive as a result of the Company's net loss for the year. The number of options and warrants excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 511 for the year December 31, 2000. The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2001 and 2002 relates to the effect of 22,844 and 133,825, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. All shares, share prices and earnings per share calculations have been restated to reflect a one-for-four reverse stock split that was effective February 26, 2001.

       Comprehensive Income

The FASB issued SFAS 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income (loss), comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For 2000, 2001 and 2002 net income and comprehensive income were the same.

     Costs of Start-up Activities

Start-up costs and organization costs are expensed as they are incurred.

            Segment Reporting

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

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations

In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The company will adopt the new SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

 (3)   ACQUISITIONS

During 2000, 2001 and 2002, the Company acquired various dental practices. In connection with each Office acquisition, the Company entered into contractual arrangements, including Management Agreements, which have a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has long-term and unilateral control over the assets and business operations of the Offices. Accordingly, these acquisitions are considered business combinations and treated under the purchase method of accounting.

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

                  2002 Acquisitions

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

(4)      NOTES RECEIVABLE  - RELATED PARTIES

Notes receivable from related parties consist of the following:


                                                                                           December 31,
                                                                                     2001                 2002
                                                                                     ----                 ----


      Note receivable from Chief Executive Officer, Director and shareholder,
         unsecured, principal and interest due December 31, 2002,                  $ 112,134            $  -
         interest rate of 7% per annum.
      Note receivable from President, Director and shareholder, unsecured,
         principal and interest due December 31, 2002,                                 94,065              -
         interest rate of 7% per annum.
      Note receivable from Chief Financial Officer, Director and shareholder,
         unsecured, principal and interest due December 31, 2002,                      78,280              -
         interest rate of 7% per annum.


                                                                                   ----------           ----------
Notes receivable - related parties                                                 $  284,479           $  -
                                                                                   ==========           ==========


(5)    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                      December 31,
                                                                                2001              2002
                                                                                ----              ----
         Dental equipment                                                      $ 4,334,655     $ 4,473,626
         Furniture and fixtures                                                    939,301         998,469
         Leasehold improvements                                                  4,126,082       4,185,162
         Computer equipment, software and related items                          2,433,578       2,614,112
         Instruments                                                               681,714         753,815
                                                                                ----------      ----------
                                                                                12,515,330      13,025,184

         Less - accumulated depreciation                                        (7,146,132)     (9,098,762)
                                                                                ----------     -----------
         Property and equipment, net                                           $ 5,369,198     $ 3,926,422
                                                                               ===========     ===========

(6)      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:
                                                                                       December 31,
                                                                                2001              2002
                                                                                ----              ----
         Deferred financing costs, net                                         $    67,256     $    16,989
         Deposits                                                                  149,029         150,109
                                                                                ----------     -----------

                                                                               $   216,285     $   167,098
                                                                                ==========     ===========

Deferred financing costs are related to the acquisition and amendment of the revolving credit agreement and term loan and are being amortized over the life of the credit agreement, which expires on April 30, 2003. (Note 8).


(7)  INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:


                                                           Amortization               December 31,
                                                              Period              2001            2002
                                                           ------------           ----            ----
         Management agreements                                25 years         $16,668,966     $18,986,442
         Less - accumulated amortization                                        (2,753,604)     (3,490,171)
                                                                               -----------     -----------
         Intangible assets, net                                                $13,915,362     $15,496,271
                                                                               ===========     ===========



(8)  DEBT

Debt consists of the following:

                                                                                                   December 31,
                                                                                             2001              2002
                                                                                             ----              ----


       Term-loan with a bank for $4.0 million, interest payable
          monthly at lender's prime rate (4.25% at December 31, 2002), principal payments of $250,000 due quarterly, collateralized by the Company's
          account receivables and Management Agreements, due in April 2003.            $     3,875,000     $ 1,825,000

       Revolving credit agreement with a bank not to exceed $2.0 million, interest payable monthly at the lender's prime rate (4.25% at December
          31, 2002), collateralized by the Company's account receivables and
          Management
          Agreements, due in April 2003.                                                      168,000                -


    Acquisition notes payable:

       Due in May 2002; interest at 8%; no collateral; monthly principal
          and interest payments of $2,247.                                                     11,014                -
       Due in September 2002; interest at 9%; no collateral; monthly principal and
          interest payments of $2,325.                                                         20,161                -
       Due in October 2003; interest at 8%; no collateral; monthly principal
          and interest payments of $2,028.                                                     41,412           19,604
       Due in February 2005; interest at 8%; no collateral; monthly principal
          and interest payments of $809.                                                       27,097           11,616
       Due in June 2005; interest at 8%; no collateral; monthly principal and
          interest payments of $2,737.                                                         99,994           74,210
       Due in April, 2006; interest at 8%; no collateral; monthly principal and
          interest payments of $4,400.                                                        192,892          154,112
       Due in April, 2006; interest at 8%; no collateral; monthly principal and
          interest payments of $4,400.                                                        192,892          154,112
       Due in January, 2007, interest at 8%, no collateral, monthly principal and
          interest payments of $4,055.                                                              -          169,012
       Due in January, 2007, interest at 8% no collateral, monthly principal and
          interest payments of $4,055.                                                              -          169,012
       Due in March, 2007, interest at 8%, no collateral, monthly principal and
          interest payments of $11,335.                                                             -          488,688
       Due in September, 2007, interest at 8%, no collateral, monthly principal and
          interest payments of  $4,055.                                                             -          191,769
                                                                                       --------------      -----------

                                                                                       $    4,628,462      $ 3,257,135
    Less - current maturities                                                              (1,332,158)      (2,169,713)
                                                                                       --------------      -----------

    Long-term debt, net of current maturities                                          $    3,296,304      $ 1,087,422
                                                                                       ==============      ===========


       Credit Facility

Under the Company's Credit Facility (as amended on September 9, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's prime rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003. At December 31, 2002, the Company had no borrowings outstanding and approximately $2.0 million available for borrowing under the revolving loan and $1.825 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2002 the Company was in full compliance with all of its covenants under this agreement.

The scheduled maturities of debt are as follows:


Years ending December 31,
     2003                                             $    2,169,713
     2004                                                    351,846
     2005                                                    359,561
     2006                                                    299,085
     Thereafter                                               76,930
                                                      --------------

                                                      $    3,257,135
                                                      ==============


(9)   SHAREHOLDERS'  EQUITY

During 2000 the Company receivednotice fromthe NasdaqStockMarket thatthe Company did not comply with the requirements for continued listing on the Nasdaq National Market System. In order to satisfyNasdaq'slisting requirements for the Nasdaq SmallCap Market, effective February 26, 2001, the Company's shareholders approved a one-for-four reverse stock split. The SmallCap Market's maintenance standards, among other things,require theCompany to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholderswho own 100 shares of Common Stock or more; and 4) a minimum bid price of atleast $1.00 per share.All shares, share prices and earningsper share calculationsfor allperiods have been restated toreflect this reverse stock split. The Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "BDMS" since February 26, 2001.

Treasury Stock

On September 5, 2000, the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market, total value not to exceed $150,000. On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. During 2000, the Company, in 18 separate transactions, purchased 26,282 shares of its Common Stock for total consideration of approximately $113,000 at prices ranging from $3.80 to $6.68 per share. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44.

Stock Option Plans

The Employee Stock Option Plan (the "Employee Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997 and February 28, 2002, has 329,250 shares of Common Stock reserved for issuance. The Employee Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

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

A summary of stock option activity under both the Employee Plan and the Dental Center Plan as of December 31, 2000, 2001 and 2002 and changes during the years then ended is presented below:




                                          2000                                2001                               2002
                                          ----                                ----                               ----
                                                       Weighted                    Weighted                    Weighted
                                                       Average                     Average                     Average
                                                       Exercise                    Exercise                    Exercise
                                        Shares          Price        Shares         Price         Shares        Price
                                        ------         --------      -------       --------       ------
Outstanding at beginning of year        146,134        $ 19.84      147,552        $ 16.23      282,899
        Granted                          31,500        $  4.66      180,750        $  2.01        5,000        $   4.60
        Canceled                        (30,082)       $ 21.69      (45,403)       $ 12.06      (21,463)       $  20.20
        Exercised                             -        $     -            -        $     -      (45,348)       $   2.46

Outstanding at end of year              147,552        $ 16.23      282,899        $  7.81      221,088        $   7.64
                                        =======        =======      =======        =======      =======        ========


Exercisable at end of year               92,197        $ 20.23       92,003        $ 19.41      107,675        $  13.43
                                        =======        =======      =======        =======      =======        ========

Weighted average remaining
    contractual life at end of year                       2.20                        3.60                         2.60
                                                       =======                     =======                     ========



The following table summarizes information about the options outstanding at December 31, 2002:


                                                    Options Outstanding                        Options Exercisable
                                                    -------------------                        -------------------
                                        Number of          Weighted                         Number of
                                         Options           Average          Weighted         Options         Weighted
                                     Outstanding at       Remaining         Average       Exercisable at      Average
                                      December 31,       Contractual        Exercise       December 31,      Exercise
     Range of Exercise Prices             2002               Life            Price             2002            Price
     ------------------------        --------------      -----------        --------      --------------     --------

                 $0.00-- 7.80                147,164           3.50          $ 2.28           33,751         $  2.74
                $7.81-- 15.84                 36,385            .50          $10.54           36,385         $ 10.54
               $15.85-- 23.76                 16,038            .80          $18.96           16,038         $ 18.96
               $23.77-- 31.68                 10,251           1.60          $26.88           10,251         $ 26.88
               $31.69-- 39.60                 11,250            .90          $34.66           11,250         $ 34.66

                                            --------          -----        --------          -------         -------
                $0.00-- 39.60                221,088           2.60        $   7.64          107,675         $ 13.43
                                            ========          =====        ========          =======         =======


       Warrants

At December 31, 2000, 2001 and 2002, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 72,723, 7,338 and 30,000, respectively, of shares of the Company's Common Stock.

A summary of warrants as of December 31, 2000, 2001 and 2002, and changes during the years then ended is presented below:

                                                2000                          2001                        2002
                                                ----                          ----                        ----
                                                        Weighted                    Weighted                    Weighted
                                                        Average                     Average                     Average
                                                        Exercise                    Exercise                    Exercise
                                        Shares          Price         Shares        Price         Shares        Price
                                        ------          --------      ------        --------      ------        -------
Outstanding at beginning of year         95,266         $15.24       72,723        $ 17.53         7,338       $ 24.14
       Granted                                -             -             -             -          30,000      $  5.06
       Cancelled                        (22,543)            -       (65,385)            -         (7,338)      $ 24.14


Outstanding at end of year               72,723        $ 17.53        7,338        $ 24.14         30,000      $  5.06
                                         ======        =======       ======        =======         ======      =======

Exercisable at end of year               72,723        $ 17.53        7,338        $ 24.14              -      $     -
                                         ======        =======       ======        =======         ======      =======


Weighted average remaining
    contractual life at end of year                        .70                         .50                        4.10
                                                       =======                     =======                     =======

The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:

                                                              2000              2001             2002
                                                              ----              ----             ----
                  Risk-free interest rate                     6.27%                3.79%           3.49%
                  Expected dividend yield                        0%                   0%              0%
                  Expected lives                          3.6 years            3.5 years       3.4 years
                  Expected volatility                          106%                  77%             63%

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

The total fair value of options and warrants granted was computed to be approximately $103,000, $203,000, and $72,000 for the years ended December 31, 2000, 2001, and 2002, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $264,058, $177,772 and $109,382 for the years ended December 31, 2000, 2001 and 2002, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would have been reported as follows:


                                                                    2000              2001            2002
                                                                    ----              ----            ----
     Net income (loss):

         As reported                                            $ (320,902)        $  250,526       $933,686
                                                                ==========         ==========       ========

         Pro forma                                              $ (516,305)        $  130,438       $865,651
                                                                ==========         ==========       ========

Net income (loss) per share, basic:

         As reported                                            $     (.21)        $      .17       $    .63
                                                                ==========         ==========       ========

         Pro forma                                              $     (.34)        $      .09       $    .58
                                                                ==========         ==========       ========

Weighted average shares used to calculate pro forma net income (loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

(10)   COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,516,275, $2,596,248 and $2,660,821 for the years ended December 31, 2000, 2001, and 2002 respectively. Rent expense for leases with related parties (affiliated dentists) for the years ended December 31, 2000, 2001, and 2002 totaled $46,442, $27,600, and $27,600, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

                  Years ending December 31,
                     2003                          $ 2,065,576
                     2004                            1,617,630
                     2005                            1,299,713
                     2006                              911,712
                     2007                              449,375
                     Thereafter                        139,415
                                                   -----------

                                                   $ 6,483,421
                                                   ===========

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

Income tax expense (benefit) for the years ended December 31, consists of the following:

                                     2000               2001           2002
                                     ----               ----           ----
Current:
   Federal                      $             -   $      48,479   $     360,115
   State                                      -               -          34,322
                                ---------------   -------------   -------------
                                              -          48,479         394,437
                                ---------------   -------------   -------------
Deferred:
   Federal                              (98,445)         67,863         184,540
   State                                (14,311)          4,470         (11,616)
                                ---------------   -------------   -------------
                                       (112,756)         72,333         172,924
                                ---------------   -------------   -------------

Total income expense (benefit)  $      (112,756)  $     120,812   $     567,361
                                ===============   =============   =============

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income (loss) before income taxes):

                                            2000          2001        2002
                                            ----          ----        ----
   Statutory federal income tax
      expense (benefit)                     (34.0)%        34.0%      34.0%
   State income tax expense (benefit)        (3.3)          3.3        3.3
   Effect of permanent differences -
      travel and entertainment expenses      13.3          (4.7)       1.2
   Other                                     (2.0)                     (.7)
                                            --------      -----       -----
                                            (26.0)%       32.6%      37.8%
                                            ========      =====       =====

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                           December 31,
                                                      2001              2002
                                                      ----              ----

  Deferred tax assets current:
      Accruals not currently deductible            $    36,944      $    41,246
      Allowance for doubtful accounts                   75,270           79,376
                                                   -----------      -----------
                                                       112,214          120,622

  Deferred tax assets long-term:
      Tax loss carryforwards                           280,924                -
      Benefit of AMT tax credit                        165,768          174,666
      Depreciation for tax under books                 374,840          651,715
                                                   -----------      -----------
                                                       821,532          826,381
  Deferred tax liabilities long-term:
      Intangible asset amortization for tax
         over books                                   (717,458)        (903,638)
      Deferred equity tax asset                              -           52,999
                                                   -----------      -----------
                                                      (717,458)        (850,639)

                                                   -----------      -----------
  Net deferred tax asset                           $   216,288      $    96,364
                                                   ===========      ===========

The tax benefits associated with the exercise of non-qualified options in 2002 reduced the taxes payable at December 31, 2002 by approximately $42,000 and created a $52,999 deferred tax equity benefit.

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

(12)   BENEFIT PLANS

       Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 50% of the first 6% of each employee's contribution. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the years ended December 31, 2001 and 2002 the Company did not make any contributions to the plan.

         Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(13)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2001 and 2002.

(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

                                                                                       Net Income
                                                   Contribution                        (Loss) Per
                                                       From              Net            Share of
                                    Net               Dental            Income           Common
                                  Revenue             Offices           (Loss)       Stock (Diluted)
                                  -------             -------           ------       ---------------

2000 quarter ended:
    March 31, 2000             $   7,802,571        $ 1,232,713        $   62,155        $     .04
    June 30, 2000                  7,810,220          1,329,177           128,898              .09
    September 30, 2000             6,998,659            756,847          (168,935)            (.11)
    December 31, 2000              6,807,322            624,784          (343,020)            (.21)
                               -------------        -----------        ----------        ---------

                               $  29,418,772        $ 3,943,521        $ (320,902)       $    (.21)
                               =============        ===========        ==========        =========


2001 quarter ended:
    March 31, 2001             $   7,714,671        $ 1,038,462        $ (175,243)       $    (.12)
    June 30, 2001                  7,518,664          1,040,640           118,338              .08
    September 30, 2001             7,049,075            924,001           125,725              .08
    December 31, 2001              6,966,923          1,088,606           181,436              .12
                                ------------        -----------        ----------        ---------

                               $  29,249,333        $ 4,091,709        $  250,256        $     .16
                               =============        ===========        ==========        =========

2002 quarter ended:
   March 31, 2002              $   7,767,614        $ 1,474,771        $  237,546        $     .15
   June 30, 2002                   7,633,596          1,244,791           242,053              .15
   September 30, 2002              7,558,588          1,279,631           263,946              .16
   December 31, 2002               7,294,951          1,150,567           190,141              .12
                               -------------        -----------           -------        ---------

                               $  30,254,749        $ 5,149,760        $  933,686        $     .58
                               =============        ===========        ==========        =========


(15)     SUBSEQUENT EVENTS

On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of shareholders to be held on or about June 3, 2003 and is hereby incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

As of February 19, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of February 19, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to February 19, 2003.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets -
                           December 31, 2001 and 2002

                  Consolidated Statements of Operations -
                           Years ended December 31, 2000, 2001 and 2002

                  Consolidated Statements of Shareholders' Equity - Years ended
                           December 31, 2000, 2001 and 2002

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 2000, 2001 and 2002

                  Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

                  Report of Independent Public Accountants on Schedule

                  II - Valuation and Qualifying Accounts -
                           Three Years Ended December 31, 2002

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)      Reports on Form 8-K:

         None.

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

10.30 Form of Financial Consulting Agreement between the Company and Joseph Charles & Associates, Inc., incorporated herein by reference to Exhibit
         10.30 of Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on January 14, 1998.
10.31 Form of Purchase Option for the Purchase of Shares of Common Stock granted to Joseph Charles & Associates, Inc., incorporated herein by reference to Exhibit 10.31 of Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on January 14, 1998.
10.32 Third Amendment to Loan Documents date September 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.
10.33 Fourth Amendment to Loan Document dated December 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K for the annual period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.
10.34 Fifth Amendment to Loan Document dated May 28, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.34 of the Company's Form 10-Q for the quarterly period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.
10.35 Sixth Amendment to Loan Document dated September 20, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-Q for the quarterly period ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.
10.36 Seventh Amendment to Loan Document dated March 24, 2000 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.36 of the Company's Form 10-K for the annual period ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.
10.37 Eighth Amendment to Loan Document dated September 29, 2000 between Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.37 of the Company's Form 10-Q for the quarterly period ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.
10.38 Amended and Restated Credit Agreement dated December 17, 2001 between Registrant and Key Bank of Colorado, incorporated herein as
         Exhibit 10.38 of the Company's Form 10-K for the annual period ended December 31, 2001.
10.39    First Amendment to Amended and Restated Credit Agreement dated
         April 30, 2002 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.39 of the Company's Form 10-Q for the quarterly period ended March 31, 2002 filed with the Securities and Exchange Commission on May 6, 2002.
10.40 Second Amendment to Amended and Restated Credit Agreement dated September 9, 2002 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.40 of the Company's Form 10-Q for the quarterly period ended September 30. 2002 filed with the Securities and Exchange Commission on November 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation



/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 21, 2003
-------------------------------------
Frederic W.J. Birner                      Officer and Director (Principal Executive
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 21, 2003
-------------------------------------
Frederic W.J. Birner                      Officer and Director (Principal Executive
                                          Officer)



/s/ Mark A. Birner                        President and Director                                         March 21, 2003
-------------------------------------
Mark A. Birner, D.D.S.



/s/ Dennis N. Genty                       Chief Financial Officer, Secretary,                            March 21, 2003
-------------------------------------
Dennis N. Genty                           Treasurer and Director (Principal
                                          Financial and Accounting Officer)



/s/ James M. Ciccarelli                   Director                                                       March 21, 2003
-------------------------------------
James M. Ciccarelli



/s/ Brooks G. O'Neil                      Director                                                       March 21, 2003
-------------------------------------
Brooks G. O'Neil



/s/ Paul E. Valuck                        Director                                                       March 21, 2003
-------------------------------------
Paul E. Valuck D.D.S.



                                  CERTIFICATION


I, Frederic W.J. Birner, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Birner Dental Management Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 21, 2003    By: /s/   Frederic W.J. Birner
                      ----------------------------------------
                      Name:    Frederic W.J. Birner
                      Title:   Chairman of the Board, Chief Executive Officer
                               and Director
                               (Principal Executive Officer)

                                  CERTIFICATION


I, Dennis N. Genty, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Birner Dental Management Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 21, 2003    By: /s/   Dennis N. Genty
                      -------------------------------
                      Name:    Dennis N. Genty
                      Title:   Chief Financial Officer, Secretary, Treasurer
                               and Director
                              (Principal Financial Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2001 and 2002 included in this Form 10-K and have issued our report thereon dated February 11, 2003. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2001 and 2002 have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Hein + Associates LLP

Denver, Colorado,
February 11, 2003.

The following report of independent public accountants is a copy of a previously issued Arthur Andersen LLP report and has not been reissued by Arthur Andersen LLP.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 1999 and 2000 included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 1999 and 2000 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

                                             Column C - Additions
                                             --------------------

                      Column B
                     Balance at       Charged to     Charged to                        Column E
    Column A        beginning of      costs and         other         Column D      Balance at end
  Description          period          expenses      accounts *     Deductions**       of period
  -----------          ------          --------      ----------     ------------       ---------

      2002               $ 201,795        $ 11,008         $    -      $        -        $  212,803
      2001               $ 201,047          $  748         $    -      $        -        $  201,795
      2000               $ 306,469         $ 2,963         $    -      $ (108,385)       $  201,047


* Allowance recorded, as the result of accounts receivable acquired. **Charges to the account are for the purpose for which the reserves were created.

                          CERTIFICATION OF 10-K REPORT
                                       OF
                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 2002


1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Birner Dental Management Services, Inc. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-K Report of Birner Dental Management Services, Inc. for the year ended December 31, 2002.

2. We certify that such 10-K Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-K Report fairly presents, in all material respects, the financial condition and results of operations of Birner Dental Management Services, Inc.

                  This Certification is executed as of March 21, 2003.



                          By:    /s/ Frederic W.J. Birner
                             -------------------------------------------------
                          Name:   Frederic W.J. Birner
                          Title:  Chairman of the Board, Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)



                          By:     /s/ Dennis N. Genty
                             --------------------------------------------------
                          Name:  Dennis N. Genty
                          Title: Chief Financial Officer, Secretary, Treasurer
                                 and Director
                                 (Principal Financial and Accounting Officer)