Form 10-Q
period 2003-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2003-05-08
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 2003
                                             --------------

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
Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Shares Outstanding as of May 5, 2003
-------------------------------           --------------------------------------
Common Stock, without par value                          1,334,936

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                  Page
                                                                                                ----

          Unaudited Condensed Consolidated Balance Sheets as of December 31, 2002
           And March 31, 2003                                                                     3

          Unaudited Condensed Consolidated Statements of Operations for the Quarters
           Ended March 31, 2002 and 2003                                                          4

          Unaudited Condensed Statement of Shareholders' Equity                                   5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2002 and 2003                                                        6

          Unaudited Notes to Condensed Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                      11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             17

Item 4.   Controls and Procedures                                                                17

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                      18

Item 6.   Exhibits and Reports on Form 8-K                                                       18

Signatures                                                                                       19

Certification of 10-Q Report                                                                     20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,           March, 31,
                                     ASSETS                                           2002                   2003
                                                                                  -------------         -------------
                                                                                       **                 (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 1,072,757         $  1,040,195
    Accounts receivable, net of allowance for doubtful accounts
       of $212,803 and $207,761, respectively                                         2,708,231            2,956,866
       Deferred tax asset                                                               120,622              120,622
       Prepaid expenses and other assets                                                738,119              613,458
                                                                                    -----------         ------------
                Total current assets                                                  4,639,729            4,731,141

PROPERTY AND EQUIPMENT, net                                                           3,926,422            3,552,455

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           15,496,271           15,304,647
    Deferred charges and other assets                                                   167,098              154,827
                                                                                    -----------         ------------
                Total assets                                                        $24,229,520          $23,743,070
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  3,981,247         $  3,987,960
    Income taxes payable                                                                 30,219              149,805
    Current maturities of long-term debt                                              2,169,713            2,500,203
                                                                                    -----------         ------------
             Total current liabilities                                                6,181,179            6,637,968

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                          24,258               24,258
    Long-term debt, net of current maturities                                         1,087,422            1,001,972
    Other long-term obligations                                                         177,635              184,027
                                                                                    -----------         ------------
                Total liabilities                                                     7,470,494           7,848,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,434,817 and 1,354,137 shares issued and
       outstanding, respectively                                                     15,959,829           14,818,951
    Retained earnings                                                                   799,197            1,075,894
                                                                                    -----------         ------------
                Total shareholders' equity                                           16,759,026           15,894,845
                                                                                    -----------         ------------
                Total liabilities and shareholders' equity                          $24,229,520          $23,743,070
                                                                                    ===========          ===========

** Derived from the Company's audited consolidated balance sheet at December 31, 2002

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                Quarters Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                            2002               2003
                                                                                         -----------       -----------
NET REVENUE                                                                              $ 7,767,614       $ 7,728,758
DIRECT EXPENSES:
    Clinical salaries and benefits                                                         2,972,198         3,010,839
    Dental supplies                                                                          444,261           444,597
    Laboratory fees                                                                          594,971           599,502
    Occupancy                                                                                834,270           863,708
    Advertising and marketing                                                                 79,066            97,939
    Depreciation and amortization                                                            594,390           582,027
    General and administrative                                                               773,687           751,240
                                                                                         -----------       -----------
                                                                                           6,292,843         6,349,852
                                                                                         -----------       -----------
    Contribution from dental offices                                                       1,474,771         1,378,906

CORPORATE EXPENSES:
    General and administrative                                                               905,932           799,838
    Depreciation and amortization                                                             79,219            79,982
                                                                                         -----------       -----------
    Operating income                                                                         489,620           499,086
    Interest expense, net                                                                    106,481            52,803
                                                                                         -----------       -----------
    Income before income taxes                                                               383,139           446,283
    Income tax expense                                                                       145,593           169,586
                                                                                         -----------       -----------
    Net income                                                                           $   237,546       $   276,697
                                                                                         ===========       ===========




Net income per share of Common Stock:
     Basic                                                                               $       .16       $       .20
                                                                                         ===========       ===========

     Diluted                                                                             $       .15       $       .18
                                                                                         ===========       ===========

Weighted average number of shares of Common Stock and dilutive securities:
     Basic                                                                                 1,506,705         1,407,292
                                                                                         ===========       ===========
     Diluted                                                                               1,609,461         1,534,001
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                               Common Stock                               Total
                                                      ---------------------------     Retained        Shareholders'
                                                        Shares            Amount      Earnings            Equity
                                                      ---------      ------------   -----------        ------------
BALANCES, December 31, 2002                           1,434,817      $ 15,959,829   $   799,197         $16,759,026
   Common Stock options exercised                        17,212            99,797             -              99,797
   Purchase and retirement of Common Stock              (97,892)       (1,240,675)            -          (1,240,675)
   Net Income                                                 -                 -       276,697             276,697
                                                      ---------      ------------   -----------         -----------
BALANCES, March 31, 2003                              1,354,137      $ 14,818,951   $ 1,075,894         $15,894,845
                                                      =========      ============   ===========         ===========





























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Quarters Ended
                                                                                                  March 31,
                                                                                      --------------------------------
                                                                                          2002                 2003
                                                                                      ------------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    237,546         $   276,697
    Adjustments to reconcile net income  to net
       cash provided by operating activities:
          Depreciation and amortization                                                    673,609             662,009
          Gain on disposition of property                                                        -                (199)
          Provision for doubtful accounts                                                   (4,840)             (5,042)
          Amortization of debt issuance costs                                               27,367              12,707
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (349,239)           (243,593)
          Prepaid expense and other assets                                                  56,661             124,225
          Accounts payable and accrued expenses                                            282,921               6,713
          Income taxes payable                                                              95,592             119,586
          Other long-term obligations                                                       (4,352)              6,392
                                                                                       -----------         -----------
              Net cash provided by operating activities                                  1,015,265             959,495
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (106,547)            (96,219)
    Acquisition of dental offices                                                         (398,654)                  -
                                                                                       -----------         -----------
              Net cash used in investing activities                                       (505,201)            (96,219)
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) - line of credit                                          (168,000)            650,000
    Repayment of bank term-loan                                                           (250,000)           (320,000)
    Repayment of long-term debt                                                            (56,617)            (84,960)
    Payment of debt issuance and financing costs                                            (6,703)                  -
    Proceeds from exercise of Common Stock options                                               -              99,797
    Purchase and retirement of Common Stock                                                      -          (1,240,675)
                                                                                       -----------          ----------
              Net cash used in financing activities                                       (481,320)           (895,838)
                                                                                       -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        28,744             (32,562)
CASH AND CASH EQUIVALENTS, beginning of period                                             949,236           1,072,757
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   977,980         $ 1,040,195
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Quarters Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                         2002                   2003
                                                                                     -------------         -------------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $      86,994         $      52,953
                                                                                     =============         =============

       Cash paid during the period for income taxes                                  $      50,000         $      50,000
                                                                                     =============         =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                              $      400,000        $           -
                                                                                     ==============        =============




















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       Stock Options

The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our common stock over the option exercise price on the date of grant. All options of the Company are granted at amounts equal to or higher than the fair-value of our stock so no compensation expense is recorded.

Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                   2002                 2003
                                                 ---------            ---------
                  Risk-free interest rate            3.49%                2.39%
                  Expected dividend yield               0%                   0%
                  Expected lives                 3.4 years            3.4 years
                  Expected volatility                  63%                  57%

To estimate lives of options for this valuation, it was assumed options would be exercised one year after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted was computed to be approximately $72,000 and $469,000 for the quarters ended March 31, 2002, and 2003, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $48,000 and $404,000 for the quarters ended March 31, 2002 and 2003, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2002          2003
                                                          --------      --------

Net income, as reported                                   $237,546      $276,697
Pro forma stock compensation expense, net of tax benefit    29,743       274,592
                                                          --------      --------
Pro forma net income                                      $207,803      $  2,105
                                                          ========      ========
Net income per share, basic:
    As reported                                           $    .16      $    .20
    Pro forma stock compensation expense                       .02           .20
                                                          --------      --------
Pro forma                                                 $    .14      $    .00
                                                          ========      ========
Net income per share, diluted:
    As reported                                           $    .15      $    .18
    Pro forma stock option compensation expense                .02           .18
                                                          --------      --------
Pro forma                                                 $    .13      $    .00
                                                          ========      ========




(3) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                  Quarters Ended March 31,
                                           -------------------------------------------------------------------------
                                                           2002                                    2003
                                           ---------------------------------      ----------------------------------
                                                                   Per Share                               Per Share
                                            Income        Shares     Amount          Income       Shares    Amount
                                           ---------    ---------- ---------      -----------   ---------- ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 237,546     1,506,705   $ .16         $  276,697    1,407,292   $ .20

   Effect of dilutive shares of Common
     Stock from stock and warrants                 -       102,756    (.01)                 -      126,709    (.02)
                                           ---------    ----------   -----        -----------   ----------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 237,546     1,609,461   $ .15         $  276,697    1,534,001   $ .18
                                           =========     =========   =====         ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarter ended March 31, 2002 relates to the effect of 102,756 dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarter ended March 31, 2003 relates to the effect of 126,709 dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4)      LINE OF CREDIT

Under the Company's Credit Facility (as amended on December 6, 2002), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on April 30, 2003 (see Footnote 7, Subsequent Events). At March 31, 2003, the Company had $650,000 outstanding and $1.35 million available for borrowing under the revolving loan and $1.505 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends and other distributions to shareholders, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2003 the Company was in full compliance with all of its covenants under this agreement.

(5)    RECENT ACCOUNTING PROUNCEMENTS

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2002, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the SFAS 148 disclosure requirements in the first quarter of fiscal 2003.

(6)    INCOME TAXES

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


(7)   SUBSEQUENT EVENTS

On April 24, 2003, the Company's current Credit Facility was amended. This fourth amendment to the amended and restated credit agreement, among other provisions, extends the maturity date for the Credit Facility to October 31, 2003, and allows for the payment of dividends to shareholders up to $1.00 per share during any fiscal year.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (as filed with the Securities Exchange Commission on March 27, 2003), the "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2003" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the three months ended March 31, 2002 and 2003. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

Overview

The Company was formed in May 1995, and current1y manages 54 Offices in Colorado, New Mexico and Arizona staffed by 78 general dentists and 13 specialists. The Company has acquired 42 Offices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired Offices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, DDS) were acquired from affiliates of the Company. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance.

The Company was formed with the intention of becoming the leading dental practice management company in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets as well as to its evaluation of additional markets. During 2000, the Company's growth strategy shifted from an acquisition and development approach to an approach which is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1999 through March 31, 2003, including the number of de novo Offices and acquired Offices in each such period.

                                             1999            2000            2001           2002         2003 (1)
                                             ----            ----            ----           ----         --------
Offices at beginning of the period            49               54              56             54             54
De novo Offices                                5                2               0              0              0
Acquired Offices                               1                0               0              0              0
Consolidation of Offices                      (1)               0              (2)             0              0
                                              --               --              --             --             --
Offices at end of the period                  54               56              54             54             54
                                              ==               ==              ==             ==             ==

----------
(1)   From January 1, 2003 through March 31, 2003.


The purchase amount for the one practice acquired in 1999 was $760,000. The average initial investment by the Company in each of its 17 de novo Offices has been approximately $194,000, which includes the cost of equipment, leasehold improvements and working capital associated with the Offices. These de novo Offices, which were opened between January 1996 and October 2000, began generating positive contribution from dental offices, on average, within eight months of opening.

At March 31, 2003, the Company's total assets of approximately $23.7 million included approximately $15.3 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $15.9 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of March 31, 2003 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

For the three months ended March 31, 2003, Revenue decreased $70,000 to $10.9 million compared to $11.0 million for the three months ended March 31, 2002. This was the direct result of a severe snow storm in Colorado which effected office performance for most of the week of March 17, including the closing of a significant number of offices for three days. The Company estimates the lost Revenue at the Offices from this snow storm was approximately $300,000.

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

                                                   Quarters Ended March 31,
                                                   ------------------------
                                                    2002             2003
                                                    ----             ----

Net revenue                                        100.0 %          100.0 %
Direct expenses:
     Clinical salaries and benefits                 38.3 %           39.0 %
     Dental supplies                                 5.7 %            5.7 %
     Laboratory fees                                 7.7 %            7.8 %
     Occupancy                                      10.7 %           11.2 %
     Advertising and marketing                       1.0 %            1.3 %
     Depreciation and amortization                   7.6 %            7.5 %
     General and administrative                     10.0 %            9.7 %
                                                   -----            -----
                                                    81.0 %           82.2 %
                                                   -----            -----
Contribution from dental offices                    19.0 %           17.8 %
Corporate expenses:
     General and administrative                     11.7 %           10.3 %
     Depreciation and amortization                   1.0 %            1.0 %
                                                   -----            -----
Operating income                                     6.3 %            6.5 %
Interest expense, net                               (1.4)%           (0.7)%
                                                   -----            -----
Income before income taxes                           4.9 %            5.8 %
Income tax expense                                  (1.9)%           (2.2)%
                                                   ------           -----
Net income                                           3.0 %            3.6 %
                                                   =====            =====



Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002:

Net revenue. For the three months ended March 31, 2003 net revenue decreased slightly to $7.7 million compared to $7.8 million for the three months ended
March 31, 2002, a decrease of approximately $39,000, or 0.5%. This was the direct result of a severe snow storm in Colorado which effected office performance for most of the week of March 17, including the closing of a significant number of offices for three days. The Company estimates the lost net revenues to the Company from this snow storm was approximately $212,000.

Clinical salaries and benefits. For the three months ended March 31, 2003 clinical salaries and benefits remained constant at $3.0 million as compared to the three months ended March 31, 2002. As a percentage of net revenue, clinical salaries and benefits increased to 39.0% for the three months ended March 31, 2003 compared to 38.3% for the three months ended March 31, 2002.

Dental supplies. For the three months ended March 31, 2003 dental supplies remained constant at $445,000 compared to the three months ended March 31, 2002. As a percentage of net revenue, dental supplies remained constant at 5.7% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Laboratory fees. For the three months ended March 31, 2003 laboratory fees increased to $600,000 compared to $595,000 for the three months ended March 31, 2002, an increase of $5,000 or 0.8%. As a percentage of net revenue, laboratory fees increased to 7.8% for the three months ended March 31, 2003 compared to 7.7% for the three months March 31, 2002.

Occupancy. For the three months ended March 31, 2003 occupancy expense increased to $864,000 compared to $834,000 for the three months ended March 31, 2002, an increase of $29,000 or 3.5%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2002 period. As a percentage of net revenue, occupancy expense increased to 11.2% for the three months ended March 31, 2003 compared to 10.7% for the three months ended March 31, 2002.

Advertising and marketing. For the three months ended March 31, 2003 advertising and marketing increased to $98,000 compared to $79,000 for the three months ended March 31, 2002, an increase of $19,000 or 23.9%. This increase is primarily due to enhanced yellow page advertising during the first quarter of 2003. As a percentage of net revenue, advertising and marketing increased to 1.3% for the three months ended March 31, 2003 compared to 1.0% for the three months ended March 31, 2002.

Depreciation and amortization. For the three months ended March 31, 2003 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $582,000 compared to $594,000 for the three months ended March 31, 2002, a decrease of $12,000 or 2.1%. This decrease is related to the decrease in the Company's depreciable and amortizable asset base. The decrease in the asset base is directly related to the Company's efforts to control costs, including capital expenditures and existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 7.5% for the three months ended March 31, 2003 compared to 7.6% for the three months ended March 31, 2002.

General and administrative. For the three months ended March 31, 2003 general and administrative, which is attributable to the Offices, decreased to $751,000 compared to $774,000 for the three months ended March 31, 2002, a decrease of approximately $22,000 or 2.9%. As a percentage of net revenue, general and administrative expenses decreased to 9.7% for the three months ended March 31, 2003 compared to 10.0% during the three months ended March 31, 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased to $1.4 million for the three months ended March 31, 2003 compared to $1.5 million for the three months ended March 31, 2002, a decrease of $96,000 or 6.5%. As a percentage of net revenue, contribution from dental offices decreased to 17.8% for the three months ended March 31, 2003 compared to 19.0% for the three months ended March 31, 2002.

Corporate expenses - general and administrative. For the three months ended March 31, 2003 corporate expenses - general and administrative decreased to $800,000 compared to $906,000 for the three months ended March 31, 2002, a decrease of $106,000 or 11.7%. This decrease is attributable to lower legal fees in 2003 as a result of the disposition of certain outstanding litigation during 2002. As a percentage of net revenue, corporate expense - general and administrative decreased to 10.3% for the three months ended March 31, 2003 compared to 11.7% during the three months ended March 31, 2002.

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2003 corporate expenses - depreciation and amortization remained constant at $80,000 compared to the three months ended March 31, 2002. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 1.0% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Operating income. As a result of the above, the Company generated operating income of $499,000 for the three months ended March 31, 2003 compared to operating income of $490,000 for the three months ended March 31, 2002, an increase of $9,000 or 1.9%.

Interest expense, net. For the three months ended March 31, 2003 interest expense decreased to $53,000 compared to $106,000 for the three months ended March 31, 2002, a decrease of $54,000 or 50.4%. This decrease in interest expense is attributable to lower average outstanding debt balances and lower interest rates as well as lower amortization of debt acquisition costs during the first quarter of 2003. As a percentage of net revenue, interest expense decreased to 0.7% for the three months ended March 31, 2003 compared to 1.4% for the three months ended March 31, 2002.

Net income. As a result of the above, the Company reported net income of $277,000 for the three months ended March 31, 2003 compared to net income of $238,000 for the three months ended March 31, 2002, an increase of $39,000 or 16.5%. Net income for the quarter ended March 31, 2003 was net of income tax expense of $170,000 while net income for the quarter ended March 31, 2002 was net of income tax expense of $146,000.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities remained constant at approximately $1.0 million for the three months ended March 31, 2002 and 2003, respectively. During 2003, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in prepaid expenses and other assets of approximately $124,000, an increase in income taxes payable of approximately $120,000 and an increase in accounts payable and accrued expenses of approximately $7,000, partially offset by an increase in accounts receivable of approximately $244,000. During the 2002 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $283,000, an increase in income taxes payable of approximately $96,000 and a decrease in prepaid expense and other assets of approximately $57,000, partially offset by an increase in accounts receivable of approximately $349,000.

Net cash used in investing activities was approximately $505,000 and $96,000 for the three months ended March 31, 2002 and 2003, respectively. For the three months ended March 31, 2003, approximately $96,000 was invested in the purchase of additional property and equipment. For the three months ended March 31, 2002, approximately $399,000 was utilized for acquisition of dental offices and approximately $107,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $481,000 and $896,000 for the three months ended March 31, 2002 and 2003, respectively. During the three months ended March 31, 2003, net cash used in financing activities was comprised of approximately $1.2 million used in the purchase and retirement of Common Stock, approximately $320,000 used to reduce the amount outstanding on the Company's term-loan with its bank and approximately $85,000 for the repayment of long-term debt. This was partially offset by $650,000 drawn from the Company's bank line of credit and approximately $100,000 of proceeds from the exercise of Common Stock options. During the three months ended March 31, 2002, net cash used in financing activities was comprised of approximately $250,000 used to reduce the amount outstanding on the Company's term-loan with its bank, $168,000 used to reduce the amount outstanding on the Company's bank line of credit and approximately $57,000 for the repayment of long-term debt.

Under the Company's Credit Facility (as amended on April 24, 2003), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended subsequent to March 31, 2003, both the revolving loan and the non-revolving note mature on October 31, 2003. At March 31, 2003, the Company had $650,000 outstanding and $1.35 million available for borrowing under the revolving loan and $1.505 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends in excess of $1.00 per share per fiscal year, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2003 the Company was in full compliance with all of its covenants under this agreement.

At March 31, 2003, the Company had outstanding indebtedness of approximately $1.3 million represented by notes issued in connection with various practice acquisitions, all of which bear interest at 8.0%. At March 31, 2003, the Company had no material commitments for capital expenditures. The Company's retained earnings as of March 31, 2003 was approximately $1.1 million and the Company had a working capital deficit on that date of approximately $1.9 million which was the result of the classification of the entire amount outstanding under the Credit Facility as a short-term liability. When excluding the effect of this classification, the Company's working capital deficit would be $1.4 million. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") remained constant at $1.2 million for the three months ended March 31, 2003 compared to the corresponding three-month period in 2002.

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

On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During the three month period ended
March 31, 2003, the Company, in 45 separate transactions, purchased 97,892 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $9.54 to $14.20 per share.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of March 31, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate and, therefore, affected by changes in market interest rates. At March 31, 2003, $2.155 million was outstanding with an interest rate of 4.25% (Prime). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $5,000 for the three months ended March 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 25, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

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




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)          Exhibits

 Exhibit
Number       Description of Document

10.41 Fourth Amendment to Amended and Restated Credit Agreement dated April 24, 2003 between the Registrant and Key Bank of Colorado.

99.1 Certification of 10-Q report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          BIRNER DENTAL MANAGEMENT SERVICES, INC.
                          a Colorado corporation


Date:  May 8, 2003        By:    /s/ Frederic W.J. Birner
                             -------------------------------------------------
                          Name:   Frederic W.J. Birner
                          Title:  Chairman of the Board,
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)


Date:  May 8, 2003        By:     /s/ Dennis N. Genty
                             -------------------------------------------------
                          Name:    Dennis N. Genty
                          Title:   Chief Financial Officer, Secretary,
                                   Treasurer and Director
                                   (Principal Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         May 8, 2003             By: /s/   Frederic W.J. Birner
                                 ---------------------------------------
                                 Name:    Frederic W.J. Birner
                                 Title:   Chairman of the Board,
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a)       designed  such disclosure controls and  procedures to ensure
                  that  material  information  relating  to  the   Registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  May 8, 2003       By: /s/   Dennis N. Genty
                                        --------------------------------
                                    Name:    Dennis N. Genty
                                    Title:   Chief Financial Officer, Secretary,
                                             Treasurer and Director
                                             (Principal Financial Officer)