Form 10-Q
period 2003-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2003-08-08
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended     June 30, 2003
                                           --------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                     to
                                         ------------------    ----------------


                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                 84-1307044
-----------------------------------------------       --------------------------
 (State or other jurisdiction of incorporation             (IRS Employer
                or organization)                        Identification No.)


   3801 EAST FLORIDA AVENUE, SUITE 508
            DENVER, COLORADO                                   80210
-------------------------------------------------       ------------------------
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

Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Shares Outstanding as of August 4, 2003
--------------------------------        ----------------------------------------
 Common Stock, without par value                       1,268,111

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                               Page
                                                                                                             ----

          Unaudited Condensed Consolidated Balance Sheets as of December 31, 2002
           and June 30, 2003                                                                                   3

          Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Six Months Ended June 30, 2002 and 2003                                                         4

          Unaudited Condensed Statement of Shareholders' Equity                                                5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2002 and 2003                                                                      6

          Unaudited Notes to Condensed Consolidated Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          20

Item 4.   Controls and Procedures                                                                             20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                   21

Item 4.   Submission of Matters to a Vote of Security Holders                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                                                    22

Signatures                                                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            June 30,
                                     ASSETS                                           2002                   2003
                                                                                  -------------         ------------
                                                                                       **                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 1,072,757          $   915,060
    Accounts receivable, net of allowance for doubtful accounts
       of $212,803 and $215,449, respectively                                         2,708,231            2,838,150
       Deferred tax asset                                                               120,622              120,622
       Prepaid expenses and other assets                                                738,119              476,098
                                                                                    -----------          -----------
                Total current assets                                                  4,639,729            4,349,930

PROPERTY AND EQUIPMENT, net                                                           3,926,422            3,180,590

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           15,496,271           15,113,023
    Deferred charges and other assets                                                   167,098              151,711
                                                                                    -----------          -----------
                Total assets                                                        $24,229,520          $22,795,254
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  3,981,247         $  3,914,935
    Income taxes payable                                                                 30,219              138,897
    Current maturities of long-term debt                                              2,169,713              346,013
                                                                                    -----------          -----------
             Total current liabilities                                                6,181,179            4,399,845

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                          24,258               24,258
    Long-term debt, net of current maturities                                         1,087,422            2,169,808
    Other long-term obligations                                                         177,635              182,314
                                                                                    -----------          -----------
                Total liabilities                                                     7,470,494           6,776,225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,434,817 and 1,355,886 shares issued and
       outstanding, respectively                                                     15,959,829           14,634,618
    Retained earnings                                                                   799,197            1,384,411
                                                                                    -----------          -----------
                Total shareholders' equity                                           16,759,026           16,019,029
                                                                                    -----------          -----------
                Total liabilities and shareholders' equity                          $24,229,520          $22,795,254
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Quarters Ended                  Six Months Ended
                                                                  June 30,                          June 30,
                                                       ---------------------------       -----------------------------
                                                           2002            2003             2002              2003
                                                       -----------     -----------       -----------       -----------
NET REVENUE                                            $ 7,633,596     $ 7,880,470       $15,401,210       $15,609,228
DIRECT EXPENSES:
    Clinical salaries and benefits                       2,965,813       3,002,902         5,938,011         6,013,741
    Dental supplies                                        454,698         478,576           898,959           923,173
    Laboratory fees                                        626,007         669,624         1,220,978         1,269,126
    Occupancy    860,615                                   870,260       1,694,885         1,733,968
    Advertising and marketing                               81,589          95,719           160,655           193,658
    Depreciation and amortization                          598,836         565,459         1,193,226         1,147,486
    General and administrative                             801,247         777,848         1,574,934         1,529,088
                                                       -----------     -----------       -----------       -----------
                                                         6,388,805       6,460,388        12,681,648        12,810,240
                                                       -----------     -----------       -----------       -----------
    Contribution from dental offices                     1,244,791       1,420,082         2,719,562         2,798,988

CORPORATE EXPENSES:
       General and administrative                          681,873         811,860         1,587,805         1,611,698
       Depreciation and amortization                        83,960          74,767           163,179           154,749
                                                       -----------     -----------       -----------       -----------

    Operating income                                       478,958         533,455           968,578         1,032,541
    Interest expense, net                                   88,550          35,845           195,031            88,648
                                                       -----------     -----------       -----------       -----------
    Income before income taxes                             390,408         497,610           773,547           943,893
    Income tax expense                                     148,355         189,093           293,948           358,679
                                                       -----------     -----------       -----------       -----------
    Net income                                         $   242,053     $   308,517       $   479,599       $   585,214
                                                       ===========     ===========       ===========       ===========


Net income per share of Common Stock:
    Basic                                              $       .16     $       .23       $       .32       $       .43
                                                       ===========     ===========       ===========       ===========
    Diluted                                            $       .15     $       .21       $       .29       $       .39
                                                       ===========     ===========       ===========       ===========


Weighted average number of shares of Common Stock and dilutive securities:

    Basic                                                1,503,553       1,341,461         1,505,121         1,374,195
                                                         =========       =========         =========         =========

    Diluted                                              1,650,896       1,476,919         1,634,356         1,505,183
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             Common Stock                                     Total
                                                      ---------------------------         Retained         Shareholders'
                                                        Shares           Amount           Earnings            Equity
                                                      ---------      ------------         ---------        ------------
BALANCES, December 31, 2002                           1,434,817      $ 15,959,829        $  799,197        $ 16,759,026
   Common Stock options exercised                        38,506           151,011                 -             151,011
   Purchase and retirement of Common Stock             (117,437)       (1,485,882)                -          (1,485,882)
   Other                                                      -             9,660                 -               9,660
   Net Income                                                 -                 -           585,214             585,214
                                                      ---------      ------------        ----------        ------------
BALANCES, June 30, 2003                               1,355,886      $ 14,634,618        $1,384,411        $ 16,019,029
                                                      =========      ============        ==========        ============

























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                       -------------------------------
                                                                                          2002                 2003
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    479,599         $   585,214
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,356,405           1,302,235
          Loss on disposition of property                                                   (5,495)              5,942
          Provision for doubtful accounts                                                    9,533               2,646
          Amortization of debt issuance costs                                               43,165              17,573
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                              222,300            (132,565)
          Prepaid expenses and other assets                                                199,694             258,585
          Accounts payable and accrued expenses                                            236,236             (66,312)
          Income taxes payable                                                             123,067             108,678
          Other long-term obligations                                                        1,540               4,679
                                                                                       -----------         -----------
              Net cash provided by operating activities                                  2,666,044           2,086,675
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (256,415)           (176,097)
    Acquisition of dental offices                                                         (959,150)                  -
                                                                                       -----------         -----------
              Net cash used in investing activities                                     (1,215,565)           (176,097)
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments - line of credit                                                       (168,000)                  -
    Repayment of bank term-loan                                                           (900,000)           (570,000)
    Repayment of long-term debt                                                           (149,756)           (171,314)
    Payment of debt issuance and financing costs                                           (10,957)             (1,750)
    Proceeds from exercise of Common Stock options                                          22,668             151,011
    Purchase and retirement of Common Stock                                               (102,841)         (1,485,882)
    Other                                                                                        -               9,660
                                                                                       -----------         -----------
              Net cash used in financing activities                                     (1,308,886)         (2,068,275)
                                                                                       -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       141,593            (157,697)
CASH AND CASH EQUIVALENTS, beginning of period                                             949,236           1,072,757
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                               $ 1,090,829         $   915,060
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                       -------------------------------
                                                                                          2002                 2003
                                                                                       -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $     181,290         $    105,423
                                                                                     =============         ============

       Cash paid during the period for income taxes                                  $     170,880         $    250,000
                                                                                     =============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                                              $      959,000        $          -
                                                                                     ==============        ============




















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   -------------------     --------------------
                                   2002           2003       2002       2003
                                   ----           ----     ---------  ---------
       Risk-free interest rate        *              *         3.49%      2.39%
       Expected dividend yield       0%             0%            0%         0%

       Expected lives                 *              *     3.4 years  3.4 years
       Expected volatility          87%            57%           63%        57%

* There were no options granted during the second quarter of either 2002 or 2003.

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

There were no options granted during the quarters ended June 30, 2002 and 2003, respectively. The total fair value of options and warrants granted was computed to be approximately $72,000 and $469,000 for the six months ended June 30, 2002 and 2003, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $29,000 and ($66,000) for the quarters ended June 30, 2002 and 2003, respectively and $78,000 and $377,000 for the six months ended June 30, 2002 and 2003, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                     June 30,
                                                                   ----------------------       ---------------------
                                                                      2002         2003            2002        2003
                                                                   --------       -------       ---------   ---------
Net income, as reported                                             242,053       308,517       $ 479,599   $ 585,214
Pro forma stock compensation expense (income),
       net of income tax benefit (expense)                           18,506       (40,619)         48,249     233,973
                                                                   --------       -------       ---------   ---------
Pro forma net income                                                223,547       349,136       $ 431,350   $ 351,241
                                                                   ========       =======       =========   =========

Net income per share, basic:
             As reported                                              $ .16         $ .23          $  .32      $ .43
             Pro forma stock compensation expense (income)              .01          (.03)            .03        .17
                                                                      -----         -----          ------      -----
             Pro forma                                                $ .15         $ .26          $  .29      $ .26
                                                                      =====         =====          ======      =====
Net income per share, diluted:
             As reported                                              $ .15         $ .21          $  .29      $ .39
             Pro forma stock compensation expense (income)              .01          (.03)            .03        .16
                                                                      -----         -----          ------      -----
             Pro forma                                                $ .14         $ .24          $  .26      $ .23
                                                                      =====         =====          ======      =====


(3)     EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                     Quarters Ended June 30,
                                           -------------------------------------------------------------------------
                                                           2002                                    2003
                                           ---------------------------------       ---------------------------------
                                                                   Per Share                               Per Share
                                             Income       Shares     Amount          Income       Shares     Amount
                                           ---------     --------- ---------       ----------    ---------  --------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 242,053     1,503,553   $ .16         $  308,517    1,341,461   $ .23

   Effect of dilutive shares of Common
     Stock from stock options
     and warrants                                  -       147,343    (.01)                 -      135,458    (.02)
                                           ---------     ---------   -----         ----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 242,053     1,650,896   $ .15         $  308,517    1,476,919   $ .21
                                           =========     =========   =====         ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2002 and 2003 relates to the effect of 147,343 and 135,458, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.


                                                                    Six Months Ended June 30,
                                           -------------------------------------------------------------------------
                                                           2002                                    2003
                                           ---------------------------------       ---------------------------------
                                                                   Per Share                               Per Share
                                             Income       Shares     Amount          Income       Shares     Amount
                                           ---------     --------- ---------       ----------    ---------  --------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 479,599     1,505,121   $ .32         $  585,214    1,374,195   $ .43

   Effect of dilutive shares of Common
     Stock from stock options
     and warrants                                  -       129,235    (.03)                 -      130,988    (.04)
                                           ---------     ---------  ------         ----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 479,599     1,634,356  $  .29         $  585,214    1,505,183   $ .39
                                           =========     =========  ======         ==========    =========   =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2002 and 2003 relates to the effect of 129,235 and 130,988, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

Under the Company's Credit Facility (as amended on April 24, 2003), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on October 31, 2003. At June 30, 2003, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $1.255 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends in excess of $1.00 per share per fiscal year, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2003 the Company was in full compliance with all of its covenants under this agreement.

(5)    RECENT ACCOUNTING PROUNCEMENTS

In January 2003, FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities", was issued. FIN 46 requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possess specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN 46 are effective in 2003. As the Company does not have a VIE, adoption of this interpretation will not have an effect on our financial statements.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a material impact on its financial position or results of operations.

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

(7)      SUBSEQUENT EVENTS

On July 16, 2003, the Company's Board of Directors approved the purchase of 83,975 shares of the Company's Common Stock from a private shareholder of the Company, at an aggregate cost of $1,154,656.

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either the Lender's Base Rate plus a Base Rate Margin or at a LIBOR Rate plus a LIBOR Rate Margin, at the Company's option. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan Commitment during the preceding quarter will also be assessed by the Lender. The amended Credit Facility expires on May 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this Form 10-Q ("Quarterly Report") of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Part II, Item 1., "Legal Proceedings", regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends, cash outlays for income taxes and outcome of pending legal proceedings.

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

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2002 and 2003. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

Overview

The Company was formed in May 1995, and current1y manages 54 Offices in Colorado, New Mexico and Arizona staffed by 76 general dentists and 14 specialists. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by acquiring dental practices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets. During 2000, the Company's growth strategy shifted from an approach that was primarily focused on acquisitions and development to an approach that is focused on greater utilization of existing physical capacity through recruiting more dentists and support staff. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1999 through June 30, 2003, including the number of de novo Offices and acquired Offices in each such period.

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
                                              ==               ==             ==             ==             ==

----------------
(1) From January 1, 2003 through June 30, 2003.

At June 30, 2003, the Company's total assets of approximately $22.8 million included approximately $15.1 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $16.0 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of June 30, 2003 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

For the three months ended June 30, 2003, Revenue increased $386,000, or 3.6%, to $11.1 million compared to $10.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, Revenue increased $316,000, or 1.5% to $22.0 million compared to $21.7 million for the six months ended June 30, 2002. Six-month revenues were hampered by a severe snowstorm in Colorado, which effected office performance for most of the week of March 17, including the closing of a significant number of offices for three days.

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

                                                    Quarters Ended June 30,        Six Months Ended June 30,
                                                   ------------------------        -------------------------
                                                     2002            2003            2002              2003
                                                     ----            ----            ----              ----
Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    38.8 %         38.1 %          38.6 %             38.5 %
   Dental supplies                                    6.0 %          6.1 %           5.8 %              5.9 %
   Laboratory fees                                    8.2 %          8.5 %           7.9 %              8.1 %
   Occupancy                                         11.3 %         11.0 %          11.0 %             11.1 %
   Advertising and marketing                          1.1 %          1.2 %           1.0 %              1.3 %
   Depreciation and amortization                      7.8 %          7.2 %           7.8 %              7.4 %
   General and administrative                         10.5 %         9.9 %          10.2 %              9.8 %
                                                    --------      --------        --------           --------
                                                     83.7 %         82.0 %          82.3 %             82.1 %
                                                    -------       --------        --------           --------

Contribution from dental offices                     16.3 %         18.0 %          17.7 %.            17.9 %

Corporate Expenses:
   General and administrative                         8.9 %         10.3 %          10.3 %             10.3 %
   Depreciation and amortization                      1.1 %          0.9 %           1.1 %              1.0 %
                                                    -------       --------        --------           --------
Operating income                                      6.3 %          6.8 %           6.3 %              6.6 %
Interest expense, net                                 1.2 %          0.5 %           1.3 %              0.6 %
                                                    -------        -------         -------           --------
Income before income taxes                            5.1 %          6.3 %           5.0 %              6.0 %
Income tax expense                                    1.9 %          2.4 %           1.9 %              2.3 %
                                                    -------        -------         -------           --------
Net income                                            3.2 %          3.9 %           3.1 %              3.7 %
                                                    =======        =======         =======           ========


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002:

Net revenue. For the three months ended June 30, 2003 net revenue, or total dental group practice revenue less amounts retained by group practices for payments of salaries, benefits and other payments to employed dentists and hygienists, increased to $7.9 million compared to $7.6 million for the three months ended June 30, 2002, an increase of $247,000, or 3.2%.

Clinical salaries and benefits. For the three months ended June 30, 2003 clinical salaries and benefits remained constant at $3.0 million as compared to the three months ended June 30, 2002. As a percentage of net revenue, clinical salaries and benefits decreased to 38.1% for the three months ended June 30, 2003 compared to 38.8% for the three months ended June 30, 2002.

Dental supplies. For the three months ended June 30, 2003 dental supplies increased to $479,000 compared to $455,000 for the three months ended June 30, 2002, an increase of $24,000 or 5.3%. This increase was primarily due to an incremental increase in the number of dentists working, including specialty dentists. As a percentage of net revenue, dental supplies increased to 6.1% for the three months ended June 30, 2003 compared to 6.0% for the three months ended June 30, 2002.

Laboratory fees. For the three months ended June 30, 2003 laboratory fees increased to $670,000 compared to $626,000 for the three months ended June 30, 2002, an increase of $44,000 or 7.0%. This increase is primarily due to an incremental increase in the number of dentists working which increases patient procedures requiring laboratory work. As a percentage of net revenue, laboratory fees increased to 8.5% for the three months ended June 30, 2003 compared to 8.2% for the three months June 30, 2002.

Occupancy. For the three months ended June 30, 2003 occupancy expense increased to $870,000 compared to $861,000 for the three months ended June 30, 2002, an increase of $9,000 or 1.1%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2002 period. As a percentage of net revenue, occupancy expense decreased to 11.0% for the three months ended June 30, 2003 compared to 11.3% for the three months ended June 30, 2002.

Advertising and marketing. For the three months ended June 30, 2003 advertising and marketing increased to $96,000 compared to $82,000 for the three months ended June 30, 2002, an increase of $14,000 or 17.3%. This increase is primarily due to enhanced yellow page advertising during the second quarter of 2003. As a percentage of net revenue, advertising and marketing increased to 1.2% for the three months ended June 30, 2003 compared to 1.1% for the three months ended June 30, 2002.

Depreciation and amortization. For the three months ended June 30, 2003 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $565,000 compared to $599,000 for the three months ended June 30, 2002, a decrease of $33,000 or 5.6%. The decrease in the Company's depreciable asset base is directly related to the Company's efforts to more fully utilize its existing facilities. During 2000, the Company's growth strategy shifted from an approach that was primarily focused on acquisitions and de novo developments to an approach that is focused on greater utilization of existing physical capacity through recruiting more dentists and their associated support staff. As a result of this shift in strategy in 2000, the acquisition of new assets for acquired Offices and de novo developments has decreased as existing assets have become fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 7.2% for the three months ended June 30, 2003 compared to 7.8% for the three months ended June 30, 2002.

General and administrative. For the three months ended June 30, 2003 general and administrative, which is attributable to the Offices, decreased to $778,000 compared to $801,000 for the three months ended June 30, 2002, a decrease of $23,000 or 2.9%. The decrease is directly related to the Company's continued efforts to control costs. As a percentage of net revenue, general and administrative expenses decreased to 9.9% for the three months ended June 30, 2003 compared to 10.5% during the three months ended June 30, 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $1.4 million for the three months ended June 30, 2003 compared to $1.2 million for the three months ended June 30, 2002, an increase of $175,000 or 14.1%. As a percentage of net revenue, contribution from dental offices increased to 18.0% for the three months ended June 30, 2003 compared to 16.3% for the three months ended June 30, 2002.

Corporate expenses - general and administrative. For the three months ended June 30, 2003 corporate expenses - general and administrative increased to $812,000 compared to $682,000 for the three months ended June 30, 2002, an increase of $130,000 or 19.1%. This increase is attributable primarily to higher professional fees of $62,000, higher general insurance costs of $15,000 and the fact that the second quarter of 2002 reflected a $36,000 favorable reversal of an accrual made in the first quarter of 2002. As a percentage of net revenue, corporate expense - general and administrative increased to 10.3% for the three months ended June 30, 2003 compared to 8.9% during the three months ended June 30, 2002.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2003 corporate expenses - depreciation and amortization decreased to $75,000 for the three months ended June 30, 2003 compared to $84,000 for the three months ended June 30, 2002, a decrease of $9,000 or 10.9%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.9% for the three months ended June 30, 2003 compared to 1.1% for the three months ended June 30, 2002.

Operating income. As a result of the matters discussed above, the Company generated operating income of $533,000 for the three months ended June 30, 2003 compared to operating income of $479,000 for the three months ended June 30, 2002, an increase of $54,000 or 11.4%. As a percentage of net revenue, operating income increased to 6.8% for the three months ended June 30, 2003 compared to 6.3% for the three months ended June 30, 2002.

Interest expense, net. For the three months ended June 30, 2003 interest expense, net decreased to $36,000 compared to $89,000 for the three months ended June 30, 2002, a decrease of $53,000 or 59.5%. This decrease in interest expense is attributable to lower average outstanding debt balances, lower interest rates, lower amortization of debt acquisition costs and the implementation of patient late charges during 2003, which offset interest expense by $22,000 during the second quarter of 2003. As a percentage of net revenue, interest expense decreased to 0.5% for the three months ended June 30, 2003 compared to 1.2% for the three months ended June 30, 2002.

Net income. As a result of the above, the Company reported net income of $309,000 for the three months ended June 30, 2003 compared to net income of $242,000 for the three months ended June 30, 2002, an increase of $66,000 or 27.5%. Net income for the quarter ended June 30, 2003 was net of income tax expense of $189,000 while net income for the quarter ended June 30, 2002 was net of income tax expense of $148,000. As a percentage of net revenue, net income increased to 3.9% for the three months ended June 30, 2003 compared to 3.2% for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002:

Net revenue. For the six months ended June 30, 2003 net revenue, or total dental group practice revenue less amounts retained by group practices for payments of salaries, benefits and other payments to employed dentists and hygienists, increased to $15.6 million compared to $15.4 million for the six months ended June 30, 2002, an increase of $208,000 or 1.4%.

Clinical salaries and benefits. For the six months ended June 30, 2003 clinical salaries and benefits increased to $6.0 million compared to $5.9 million for the six months ended June 30, 2002, an increase of $76,000 or 1.3%. This increase was primarily due to wage increases granted during the first quarter of 2003. As a percentage of net revenue, clinical salaries and benefits decreased to 38.5% for the six months ended June 30, 2003 compared to 38.6% for the six months ended June 30, 2002.

Dental supplies. For the six months ended June 30, 2003 dental supplies increased to $923,000 compared to $899,000 for the six months ended June 30, 2002, an increase of $24,000 or 2.7%. This increase was primarily due to an incremental increase in the number of dentists working, including specialty dentists. As a percentage of net revenue, dental supplies increased to 5.9% for the six months ended June 30, 2003 compared to 5.8% for the six months ended June 30, 2002.

Laboratory fees. For the six months ended June 30, 2002 laboratory fees increased to $1.3 million compared to $1.2 million for the six months ended June 30, 2002, an increase of $48,000 or 3.9%. This increase is primarily due to an incremental increase in the number of dentists working which increases patient procedures requiring laboratory work. As a percentage of net revenue, laboratory fees increased to 8.1% for the six months ended June 30, 2003 compared to 7.9% for the six months June 30, 2002.

Occupancy. For the six months ended June 30, 2003 occupancy expense remained constant at $1.7 million compared to the six months ended June 30, 2002. As a percentage of net revenue, occupancy expense increased to 11.1% for the six months ended June 30, 2003 compared to 11.0% for the six months ended June 30, 2002.

Advertising and marketing. For the six months ended June 30, 2002 advertising and marketing increased to $194,000 compared to $161,000 for the six months ended June 30, 2002, an increase of $33,000 or 20.5%. This increase is primarily due to enhanced yellow page advertising during 2003. As a percentage of net revenue, advertising and marketing increased to 1.3% for the six months ended June 30, 2002 compared to 1.0% for the six months ended June 30, 2002.

Depreciation and amortization. For the six months ended June 30, 2003 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $1.1 million compared to $1.2 million for six months ended June 30, 2002, a decrease of $46,000 or 3.8%. The decrease in the Company's depreciable asset base is directly related to the Company's efforts to more fully utilize its existing facilities. During 2000, the Company's growth strategy shifted from an approach that was primarily focused on acquisitions and de novo developments to an approach that is focused on greater utilization of existing physical capacity through recruiting more dentists and their associated support staff. As a result of this shift in strategy in 2000, the acquisition of new assets for acquired Offices and de novo developments has decreased as existing assets have become fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 7.4% for the six months ended June 30, 2003 compared to 7.8% for the six months ended June 30, 2002.

General and administrative. For the six months ended June 30, 2003 general and administrative, which is attributable to the Offices, decreased to $1.5 million compared to $1.6 million for the six months ended June 30, 2002, a decrease of $46,000 or 2.9%. The decrease is directly related to the Company's continued efforts to control costs. As a percentage of net revenue, general and administrative expenses decreased to 9.8% for the six months ended June 30, 2003 compared to 10.2% during the six months ended June 30, 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $2.8 million for the six months ended June 30, 2003 compared to $2.7 million for the six months ended June 30, 2002, an increase of $79,000 or 2.9%. As a percentage of net revenue, contribution from dental offices increased to 17.9% for the six months ended June 30, 2003 compared to 17.7% for the six months ended June 30, 2002.

Corporate expenses - general and administrative. For the six months ended June 30, 2003 corporate expenses - general and administrative remained constant at $1.6 million compared to the six months ended June 30, 2002. As a percentage of net revenue, corporate expense - general and administrative remained constant at 10.3% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2003 corporate expenses - depreciation and amortization decreased to $155,000 compared to $163,000 for the six months ended June 30, 2002, a decrease of $8,000 or 5.2%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 1.0% for the six months ended June 30, 2003 compared to 1.1% for the six months ended June 30, 2002.

Operating income. As a result of the above, the Company generated operating income of $1.0 million for the six months ended June 30, 2003 compared to operating income of $969,000 for the six months ended June 30, 2002, an increase of $64,000 or 6.6%. As a percentage of net revenue, operating income increased to 6.6% for the six months ended June 30, 2003 compared to 6.3% for the six months ended June 30, 2002.

Interest expense, net. For the six months ended June 30, 2003 interest expense, net decreased to $89,000 compared to $195,000 for the six months ended June 30, 2002, a decrease of $106,000 or 54.5%. This decrease in interest expense is attributable to a lower average outstanding debt balances, lower interest rates, lower amortization of debt acquisition costs and the implementation of patient late charges in 2003 that offset interest expense by $34,000 during the first six months of 2003. As a percentage of net revenue, interest expense decreased to 0.6% for the six months ended June 30, 2003 compared to 1.3% for the six months ended June 30, 2002.

Net income. As a result of the above, the Company's generated net income of $585,000 for the six months ended June 30, 2003 compared to net income of $480,000 for the six months ended June 30, 2002, an increase of $105,000 or 22.0%. Net income for the six months ended June 30, 2003 was net of income tax expense of $359,000 while the net income for the six months ended June 30, 2002 was net of income tax expense of $294,000. As a percentage of net revenue, net income increased to 3.7% for the six months ended June 30, 2003 compared to 3.1% for the six months ended June 30, 2002.

Liquidity and Capital Resources

Since its inception, the Company has financed its growth through a combination of private sales of convertible subordinated debentures and Common Stock, cash provided by operating activities, a bank line of credit (the "Credit Facility"), seller notes and its initial public offering of Common Stock.

Net cash provided by operating activities was approximately $2.7 million and $2.1 million for the six months ended June 30, 2002 and 2003, respectively. During 2003, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in prepaid expenses and other assets of approximately $259,000 and an increase in income taxes payable of approximately $109,000, partially offset by an increase in accounts receivable of approximately $133,000 and a decrease in accounts payable of approximately $66,000. During the 2002 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $236,000, a decrease in accounts receivable of approximately $222,000, a decrease in prepaid expense and other assets of approximately $200,000 and an increase in income taxes payable of approximately $123,000.

Net cash used in investing activities was approximately $1.2 million and $176,000 for the six months ended June 30, 2002 and 2003, respectively. For the six months ended June 30, 2003, approximately $176,000 was invested in the purchase of additional property and equipment. For the six months ended June 30, 2002, approximately $959,000 was utilized for acquisition of dental offices and approximately $256,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $1.3 million and $2.1 million for the six months ended June 30, 2002 and 2003, respectively. During the six months ended June 30, 2003, net cash used in financing activities was comprised of approximately $1.5 million used in the purchase and retirement of Common Stock, approximately $570,000 used to reduce the amount outstanding on the Company's term-loan with its bank and approximately $171,000 for the repayment of long-term debt, partially offset by approximately $151,000 in proceeds from the exercise of Common Stock options. During the six months ended June 30, 2002, net cash used in financing activities was comprised of approximately $900,000 used to reduce the amount outstanding on the Company's term-loan with its bank, $168,000 used to reduce the amount outstanding on the Company's bank line of credit, approximately $150,000 for the repayment of long-term debt and approximately $103,000 used in the purchase and retirement of Common Stock.

Under the Company's Credit Facility (as amended on April 24, 2003), the Company may borrow on a revolving basis up to the lesser of an applicable Borrowing Base (calculated in accordance with the most recent Borrowing Base Certificate delivered to the Lender) or $2.0 million and on a non-revolving basis, an aggregate principal amount not in excess of $4.0 million for working capital, for restructuring of the Original Loan and for other general corporate purposes. Balances bear interest at the lender's base rate. The Company is also obligated to pay an annual facility fee of .50% on the average unused amount of the revolving line of credit during the previous full calendar month. Borrowings on the revolving loan are limited to an availability formula based on the Company's eligible accounts receivable. As amended, both the revolving loan and the non-revolving note mature on October 31, 2003. At June 30, 2003, the Company had no borrowings outstanding and $2.0 million available for borrowing under the revolving loan and $1.255 million outstanding under the non-revolving loan. The Credit Facility is secured by a lien on the Company's accounts receivable and its Management Agreements. The Credit Facility prohibits the payment of dividends in excess of $1.00 per share per fiscal year, restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets, making investments or making acquisitions, and requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2003 the Company was in full compliance with all of its covenants under this agreement. On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either the Lender's Base Rate plus a Base Rate Margin or at a LIBOR Rate plus a LIBOR Rate Margin, at the Company's option. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan Commitment during the preceding quarter will also be assessed by the Lender. The amended Credit Facility expires on May 31, 2005.

At June 30, 2003, the Company had outstanding indebtedness of approximately $1.3 million represented by notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At June 30, 2003, the Company had $60,000 in capital commitments related to the purchase of a new server for its patient accounting software. The Company's retained earnings as of June 30, 2003 was approximately $1.4 million and the Company had a working capital deficit on that date of approximately $50,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") remained constant at $2.3 million for the six months ended June 30, 2003 compared to the corresponding six-month period in 2002.

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

On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market. On May 6, 2003 the Company's Board of Directors unanimously approved an incremental increase of $1.0 million in the amount that could be used to purchase shares of the Company's Common Stock on the open market at prices up to $14.00 per share. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During the six month period ended June 30, 2003, the Company, in 50 separate transactions, purchased 117,437 shares of its Common Stock for total consideration of approximately $1.5 million at prices ranging from $9.54 to $14.20 per share. On July 16, 2003, the Company's Board of Directors approved the purchase of 83,975 shares of the Company's Common Stock from a private shareholder of the Company, at an aggregate cost of $1,154,656. As a condition of this purchase, the Company and the private shareholder have entered into a stock repurchase agreement whereby the private shareholder and his affiliated companies, among other items, agree that for a period of two years from July 16, 2003 will not: 1) acquire, directly or indirectly, any voting securities of the Company; 2) solicit proxies with respect to the Company's voting securities under any circumstances; and 3) take any action or assist in any manner, directly or indirectly, to influence or affect control of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of June 30, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit and term-loan is variable based upon the prime rate and, therefore, affected by changes in market interest rates. At June 30, 2003, $1.255 million was outstanding with an interest rate of 4.00% (Prime). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $9,700 for the six months ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders was held on June 3, 2003.

(b) The following directors were elected at the meeting to serve a three-year term as Class III directors:

                                   For       Withheld Authority      Abstain

     Frederic W.J. Birner       1,202,132         7,872                  0
     Mark A. Birner, D.D.S.     1,202,132         7,872                  0

Continuing Directors

The following directors are continuing to serve their three-year term as Class I directors, which will expire at the Company's annual meeting in 2004:

     James M. Ciccarelli
     Paul E. Valuck, D.D.S.

The following directors are continuing to serve their three-year terms as Class II directors, which will expire at the Company's annual meeting in 2005:

     Dennis N. Genty
     Brooks G. O'Neil

(c) other matters voted upon at the meeting and results of those votes are as follows:

     Approval of the grant of 30,000 warrants to executive officers of the Company on February 11, 2002 at an exercise price of 110% of the then fair market value of the Company's Common Stock:

                  For          Against          Abstain         Not Voted
                  ---          -------          -------         ---------
                749,919         21,335             400            438,350


     The matters mentioned above are described in detail in the Company's definitive proxy statement dated April 25, 2003 for the Annual Meeting of Shareholders held on June 3, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit
Number       Description of Document
-------      -----------------------
31.00        Certification of 10-Q report pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

32.00 Certification of 10-Q report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.41 Fourth Amendment to Amended and Restated Credit Agreement dated April 24, 2003 between the Registrant and Key Bank of Colorado.

(b) Reports on Form 8-K

             On May 7, 2003 the Company filed a report on Form 8-K related to reporting of financial results for the first quarter of 2003.

             On May 8, 2003 the Company filed a report on Form 8-K related to the approval by the Company's Board of Directors to spend up to an additional $1.0 million to continue buying its Common Stock.

             On July 18, 2003 the Company filed a report on Form 8-K related to the approval by the Company's Board of Directors to purchase 83,975 shares of the Company's Common Stock from a private shareholder for an aggregate cost of $1,154,656.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.
                                    a Colorado corporation


Date:  August 8, 2003          By: /s/ Frederic W.J. Birner
                                   ----------------------------------------
                             Name: Frederic W.J. Birner
                            Title: Chairman of the Board,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

Date:  August 8, 2003          By: /s/ Dennis N. Genty
                                   ----------------------------------------
                             Name: Dennis N. Genty
                            Title: Chief Financial Officer, Secretary,
                                   Treasurer and Director
                                   (Principal Financial and Accounting Officer)