Form 10-Q
period 2003-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2003-11-13
CIK 948072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 2003
                                           -------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                         ----------------    -------------------


                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                  84-1307044
-----------------------------------------------         ---------------------
 (State or other jurisdiction of incorporation              (IRS Employer
                or organization)                         Identification No.)


               3801 EAST FLORIDA AVENUE, SUITE 508
                        DENVER, COLORADO                        80210
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

Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding as of November 4, 2003
-------------------------------        -----------------------------------------
Common Stock, without par value                          1,201,211

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                                 Page
                                                                                                               ----

         Unaudited Condensed Consolidated Balance Sheets as of December 31, 2002
           and September 30, 2003                                                                              3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Nine Months Ended September 30, 2002 and 2003                                                   4

         Unaudited Condensed Statement of Shareholders' Equity                                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2002 and 2003                                                                 6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          20

Item 4.   Controls and Procedures                                                                             20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                   21

Item 4.   Submission of Matters to a Vote of Security Holders                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                                                    22

Signatures                                                                                                    23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,         September 30,
                                     ASSETS                                           2002                   2003
                                                                                       **                 (Unaudited)
                                                                                  -------------         -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 1,072,757          $   846,846
    Accounts receivable, net of allowance for doubtful accounts
       of $212,803 and $222,582, respectively                                         2,708,231            2,817,379
    Deferred tax asset                                                                  120,622              120,622
    Prepaid expenses and other assets                                                   738,119              327,758
                                                                                    -----------          -----------
                Total current assets                                                  4,639,729            4,112,605

PROPERTY AND EQUIPMENT, net                                                           3,926,422            2,898,620

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           15,496,271           14,922,429
    Deferred charges and other assets                                                   167,098              152,597
                                                                                    -----------          -----------
                Total assets                                                        $24,229,520          $22,086,251
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  3,981,247         $  3,945,002
    Income taxes payable                                                                 30,219              305,798
    Current maturities of long-term debt                                              2,169,713              346,912
                                                                                    -----------          -----------
             Total current liabilities                                                6,181,179            4,597,712

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                          24,258               24,258
    Long-term debt, net of current maturities                                         1,087,422            3,126,096
    Other long-term obligations                                                         177,635              186,886
                                                                                    -----------          -----------
                Total liabilities                                                     7,470,494           7,934,952

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,434,817 and 1,201,211 shares issued and
       outstanding, respectively                                                     15,959,829           12,468,453
    Retained earnings                                                                   799,197            1,682,846
                                                                                    -----------          -----------
                Total shareholders' equity                                           16,759,026           14,151,299
                                                                                    -----------          -----------
                Total liabilities and shareholders' equity                          $24,229,520          $22,086,251
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Quarters Ended                    Nine Months Ended
                                                               September 30,                      September 30,
                                                       ---------------------------       -----------------------------
                                                            2002           2003             2002               2003
                                                       -----------     -----------       -----------       -----------
NET REVENUE                                            $ 7,558,588     $ 7,537,951       $22,959,798       $23,147,179

DIRECT EXPENSES:
    Clinical salaries and benefits                       2,895,670       2,915,517         8,833,681         8,929,258
    Dental supplies                                        455,705         449,927         1,354,664         1,373,100
    Laboratory fees                                        580,334         573,194         1,801,312         1,842,320
    Occupancy    859,540                                   888,577       2,554,425         2,622,545
    Advertising and marketing                               95,826          82,100           256,481           275,758
    Depreciation and amortization                          600,974         528,144         1,794,200         1,675,630
    General and administrative                             790,908         776,146         2,365,842         2,305,234
                                                       -----------     -----------       -----------       -----------
                                                         6,278,957       6,213,605        18,960,605        19,023,845
                                                       -----------     -----------       -----------       -----------
    Contribution from dental offices                     1,279,631       1,324,346         3,999,193         4,123,334

CORPORATE EXPENSES:
       General and administrative                          689,802         736,430         2,277,607         2,348,128
       Depreciation and amortization                        84,436          71,998           247,615           226,747
                                                       -----------     -----------       -----------       -----------

    Operating income                                       505,393         515,918         1,473,971         1,548,459
    Interest expense, net                                   79,673          34,572           274,704           123,220
                                                       -----------     -----------       -----------       -----------
    Income before income taxes                             425,720         481,346         1,199,267         1,425,239
    Income tax expense                                     161,774         182,911           455,722           541,590
                                                       -----------     -----------       -----------       -----------
    Net income                                         $   263,946     $   298,435       $   743,545       $   883,649
                                                       ===========     ===========       ===========       ===========


Net income per share of Common Stock:
    Basic                                              $       .18     $       .24       $       .50       $       .66
                                                       ===========     ===========       ===========       ===========

    Diluted                                            $       .16     $       .21       $       .46       $       .60
                                                       ===========     ===========        ==========       ===========


Weighted average number of shares of
  Common Stock and dilutive securities:
    Basic                                                1,471,646       1,260,181         1,493,840         1,335,773
                                                         =========       =========         =========         =========

    Diluted                                              1,617,310       1,388,321         1,629,786         1,465,854
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


            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              Common Stock                                    Total
                                                      ---------------------------        Retained          Shareholders'
                                                        Shares            Amount         Earnings             Equity
                                                      ---------      ------------      ------------         -----------
BALANCES, December 31, 2002                           1,434,817      $ 15,959,829      $    799,197         $16,759,026
   Common Stock options exercised                        40,556           161,673                 -             161,673
   Purchase and retirement of Common Stock             (274,162)       (3,662,709)                -          (3,662,709)
   Other                                                      -             9,660                 -               9,660
   Net Income                                                 -                 -           883,649             883,649
                                                      ---------      ------------      ------------         -----------
BALANCES, September 30, 2003                          1,201,211      $ 12,468,453      $  1,682,846         $14,151,299
                                                      =========      ============      ============         ===========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.
                                       5


                                                                    Page 1 of 2

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      -------------------------------
                                                                                         2002                 2003
                                                                                      ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    743,545         $   883,649
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  2,041,815           1,902,377
          (Gain) Loss on disposition of property                                           (10,838)             11,055
          Provision for doubtful accounts                                                   13,545               9,779
          Amortization of debt issuance costs                                               54,091              18,937
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                              132,605            (118,927)
          Prepaid expenses and other assets                                                369,773             403,925
          Accounts payable and accrued expenses                                            376,972             (36,245)
          Income taxes payable                                                             184,842             275,579
          Other long-term obligations                                                       (1,125)              9,251
                                                                                       ------------        -----------
              Net cash provided by operating activities                                  3,905,225           3,359,380


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (396,064)           (305,788)
    Acquisition of dental offices                                                         (959,150)                  -
                                                                                       -----------         -----------
              Net cash used in investing activities                                     (1,355,214)           (305,788)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net advances (repayments) - line of credit                                            (168,000)          2,300,000
    Repayment of bank term-loan                                                         (1,375,000)         (1,825,000)
    Repayment of long-term debt                                                           (229,615)           (259,127)
    Payment of debt issuance and financing costs                                           (15,957)             (4,000)
    Proceeds from exercise of Common Stock options                                          93,013             161,673
    Purchase and retirement of Common Stock                                               (841,119)         (3,662,709)
    Other                                                                                        -               9,660
                                                                                       -----------         -----------
              Net cash used in financing activities                                     (2,536,678)         (3,279,503)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        13,333            (225,911)
CASH AND CASH EQUIVALENTS, beginning of period                                             949,236           1,072,757
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   962,569         $   846,846
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



                                                                        Page 2 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      -------------------------------
                                                                                         2002                 2003
                                                                                      ------------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $     275,047       $    159,807
                                                                                     =============       ============

       Cash paid during the period for income taxes                                  $     270,880       $    266,010
                                                                                     =============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:

          Acquisition of dental offices                                              $     959,000       $          -
                                                                                     =============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 ------------------       ------------------
                                  2002        2003         2002        2003
                                 ------      ------       ------      ------
 Risk-free interest rate           *             *         3.49%      2.39%
 Expected dividend yield           0%            0%           0%         0%

 Expected lives                    *             *        5.0 years 5.0 years
 Expected volatility              54%           45%          67%        48%

* There were no options granted during the third quarter of either 2002 or 2003.

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

There were no options granted during the quarters ended September 30, 2002 and 2003, respectively. The total fair value of options and warrants granted was computed to be approximately $72,000 and $469,000 for the nine months ended September 30, 2002 and 2003, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $38,000 and ($4,000) for the quarters ended September 30, 2002 and 2003, respectively and $116,000 and $373,000 for the nine months ended September 30, 2002 and 2003, respectively.

If the Company had accounted for its stock-based compensation plans by recognizing compensation expense based upon the fair value of stock options on the grant date under the methodology prescribed by SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:


                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    --------------------
                                                 2002        2003        2002        2003
                                               --------    --------    --------    --------
Net income, as reported                         263,946     298,435    $743,545    $883,649
Pro forma stock compensation(expense)income,
  net of income tax benefit (expense)           (23,393)      2,768     (71,642)   (231,205)
                                               --------    --------    --------    --------
Pro forma net income                            240,553     301,203    $671,903    $652,444
                                               ========    ========    ========    ========

Net income per share, basic:
   As reported                                 $    .18    $    .24    $    .50    $    .66
   Pro forma stock compensation
     (expense)income                               (.02)          -        (.05)       (.17)
                                               --------    --------    --------    --------
Pro forma                                      $    .16    $    .24    $    .45    $    .49

Net income per share, diluted:
   As reported                                 $    .16    $    .21    $    .46    $    .60
   Pro forma stock compensation
     (expense)income                               (.01)        .01        (.04)       (.15)
                                               --------    --------    --------    --------
Pro forma                                      $    .15    $    .22    $    .42    $    .45


(3) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".


                                                                    Quarters Ended September 30,
                                           ------------------------------------------------------------------------------
                                                             2002                                   2003
                                           -------------------------------------    -------------------------------------
                                                                       Per Share                 Per Share
                                            Income         Shares       Amount       Income        Shares        Amount
                                           ---------     ---------     ---------    ---------    ---------      ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 263,946     1,471,646      $ .18      $  298,435    1,260,181         $ .24

   Effect of dilutive shares of Common
   Stock from stock options
   and warrants                                    -       145,664       (.02)              -      128,140          (.03)

Diluted EPS:
                                           ---------     ---------     ---------    ---------    ---------      ---------
   Net income available to
      shares of Common Stock               $ 263,946     1,617,310     $ .16        $ 298,435    1,388,321         $ .21
                                           =========     =========     =========    =========    =========      =========

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2002 and 2003 relates to the effect of 145,664 and 128,140, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.



                                                                    Quarters Ended September 30,
                                           ------------------------------------------------------------------------------
                                                             2002                                   2003
                                           -------------------------------------    -------------------------------------
                                                                       Per Share                 Per Share
                                            Income         Shares       Amount       Income        Shares        Amount
                                           ---------     ---------     ---------    ---------    ---------      ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 743,545     1,493,840         $ .50   $ 883,649     1,335,773          $ .66

   Effect of dilutive shares of Common
   Stock from stock options
   and warrants                                    -       135,946          (.04)         -        130,081           (.06)

Diluted EPS:
   Net income available to
      shares of Common Stock               $ 743,545     1,629,786        $  .46   $ 883,649     1,465,854          $ .60
                                           =========     =========     =========    =========    =========      =========


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2002 and 2003 relates to the effect of 135,946 and 130,081, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate plus a Base Rate Margin or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" plus a Base Rate Margin of one-half percent (0.5%) or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR rate Loan was made plus a LIBOR Rate Margin of 2.0%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2005. At September 30, 2003, the Company had $2.3 million outstanding and $1.7 million available for borrowing under the revolving loan. This consisted of $500,000 outstanding under the Base Rate Option and $1.8 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2003 the Company was in full compliance with all of its covenants under this agreement.

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

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2002 and 2003. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

Overview

The Company was formed in May 1995, and current1y manages 54 Offices in Colorado, New Mexico and Arizona staffed by 80 general dentists and 14 specialists. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by acquiring dental practices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets. The Company's growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff and through selective acquisitions and development of de novo Offices. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 1999 through September 30, 2003, including the number of de novo Offices and acquired Offices in each such period.


                                             1999            2000            2001           2002         2003 (1)
                                             ----            ----            ----           ----         ----
Offices at beginning of the period            49               54             56             54            54
De novo Offices                                5                2              0              0             0
Acquired Offices                               1                0              0              0             0
Consolidation of Offices                      (1)               0             (2)             0             0
                                             ----            ----            ----           ----         ----
Offices at end of the period                  54               56             54             54            54
                                             ====            ====            ====           ====         ====
(1) From January 1, 2003 through September 30, 2003.


At September 30, 2003, the Company's total assets of approximately $22.1 million included approximately $14.9 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $14.1 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of September 30, 2003 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

Components of Revenue and Expenses

Total dental group practice revenue ("Revenue") represents the revenue of the Offices reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as salary to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Management service fee revenue represents the net revenue earned by the Company for the Offices for which the Company has management agreements, but does not have control. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists and hygienists), dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting certain fees for dental services provided by the Offices, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume at existing Offices through effective marketing and advertising programs and by opening new Offices. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. Historically, the Company has experienced a decrease in capitation premiums received from insurance companies' managed care plans for which the Company's affiliated Offices are providers. The Company believes this decrease in capitation premiums has been caused by insurance companies decreasing the scope of, or in some cases, discontinuing altogether their managed care products; a trend the Company believes will continue. The Company has experienced and expects to continue to experience an increase in patient visits with PPO insurance and believes a significant portion of this increase has been the result of patients moving from insurance companies' managed care products to their PPO products.

Results of Operations

For the three months ended September 30, 2003, Revenue increased $151,000, or 1.4%, to $10.8 million compared to $10.7 million for the three months ended September 30, 2002. The Company had anticipated third quarter total dental group practice revenue growth in the 3% to 4% range versus the actual growth of 1.4%. The Company believes that the difference between the actual and expected revenue growth is the impact of jobs being lost in its markets over the past few years. To combat any further economic softness, the Company is actively exploring ways to increase revenue growth, including; increased marketing, acquisitions of group or individual practices, and de novo practice development. For the nine months ended September 30, 2003, Revenue increased $467,000, or 1.4% to $32.8 million compared to $32.4 million for the nine months ended September 30, 2002. Nine-month revenues in 2003 were hampered by a severe snowstorm in Colorado, which affected office performance for most of the week of March 17, including the closing of a significant number of offices for three days.

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



                                               Quarters Ended September 30,    Nine Months Ended September 30,
                                               -----------------------------   -------------------------------
                                                    2002            2003            2002               2003
                                                    -------        -------         -------            -------
Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    38.3 %         38.6 %          38.5 %             38.6 %
   Dental supplies                                    6.0 %          6.0 %           5.9 %              5.9 %
   Laboratory fees                                    7.7 %          7.6 %           7.9 %              8.0 %
   Occupancy                                         11.4 %         11.8 %          11.1 %             11.3 %
   Advertising and marketing                          1.3 %          1.1 %           1.1 %              1.2 %
   Depreciation and amortization                      7.9 %          7.0 %           7.8 %              7.2 %
   General and administrative                        10.5 %         10.3 %          10.3 %             10.0 %
                                                    -------        -------         -------           --------
                                                     83.1 %         82.4 %          82.6 %             82.2 %
                                                    -------        -------         -------           --------

Contribution from dental offices                     16.9 %         17.6 %          17.4 %.            17.8 %

Corporate Expenses:
   General and administrative                         9.1 %          9.8 %           9.9 %             10.1 %
   Depreciation and amortization                      1.1 %          1.0 %           1.1 %              1.0 %
                                                    -------        -------         -------           --------
Operating income                                      6.7 %          6.8 %           6.4 %              6.7 %
Interest expense, net                                 1.1 %          0.4 %           1.2 %              0.5 %
                                                    -------        -------         -------           --------
Income before income taxes                            5.6 %          6.4 %           5.2 %              6.2 %
Income tax expense                                    2.1 %          2.4 %           2.0 %              2.4 %
                                                    -------        -------         -------           -------
Net income                                            3.5 %          4.0 %           3.2 %              3.8 %
                                                    =======        =======         =======           ========



Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002:

Net revenue. For the three months ended September 30, 2003 net revenue, or total dental group practice revenue less amounts retained by group practices for compensation to employed dentists and hygienists, decreased $21,000, or 0.3% to $7.5 million.

Clinical salaries and benefits. For the three months ended September 30, 2003 clinical salaries and benefits remained constant at $2.9 million as compared to the three months ended September 30, 2002. As a percentage of net revenue, clinical salaries and benefits increased to 38.6% for the three months ended September 30, 2003 compared to 38.3% for the three months ended September 30, 2002.

Dental supplies. For the three months ended September 30, 2003 dental supplies decreased to $450,000 compared to $456,000 for the three months ended September 30, 2002, a decrease of $6,000 or 1.3%. As a percentage of net revenue, dental supplies remained constant at 6.0% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Laboratory fees. For the three months ended September 30, 2003 laboratory fees decreased to $573,000 compared to $580,000 for the three months ended September 30, 2002, a decrease of $7,000 or 1.2%. As a percentage of net revenue, laboratory fees decreased to 7.6% for the three months ended September 30, 2003 compared to 7.7% for the three months September 30, 2002.

Occupancy. For the three months ended September 30, 2003 occupancy expense increased to $889,000 compared to $860,000 for the three months ended September 30, 2002, an increase of $29,000 or 3.4%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2002 period. As a percentage of net revenue, occupancy expense increased to 11.8% for the three months ended September 30, 2003 compared to 11.4% for the three months ended September 30, 2002.

Advertising and marketing. For the three months ended September 30, 2003 advertising and marketing decreased to $82,000 compared to $96,000 for the three months ended September 30, 2002, a decrease of $14,000 or 14.3%. This decrease is primarily due to the cancellation during the second quarter of 2003 of the enhanced yellow page advertising that was effective during the third quarter of 2002. As a percentage of net revenue, advertising and marketing decreased to 1.1% for the three months ended September 30, 2003 compared to 1.3% for the three months ended September 30, 2002.

Depreciation and amortization. For the three months ended September 30, 2003 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $528,000 compared to $601,000 for the three months ended September 30, 2002, a decrease of $73,000 or 12.1%. The decrease in the Company's depreciable asset base is a result of fewer Office acquisitions and no de novo Offices developed over the past three years as well as existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 7.0% for the three months ended September 30, 2003 compared to 7.9% for the three months ended September 30, 2002.

General and administrative. For the three months ended September 30, 2003 general and administrative, which is attributable to the Offices, decreased to $776,000 compared to $791,000 for the three months ended September 30, 2002, a decrease of $15,000 or 1.9%. The decrease is directly related to the Company's continued efforts to control costs. As a percentage of net revenue, general and administrative expenses decreased to 10.3% for the three months ended September 30, 2003 compared to 10.5% during the three months ended September 30, 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $45,000, or 3.5% to $1.3 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. As a percentage of net revenue, contribution from dental offices increased to 17.6% for the three months ended September 30, 2003 compared to 16.9% for the three months ended September 30, 2002.

Corporate expenses - general and administrative. For the three months ended September 30, 2003 corporate expenses - general and administrative increased to $736,000 compared to $690,000 for the three months ended September 30, 2002, an increase of $47,000 or 6.8%. This increase is attributable primarily to higher performance bonuses and health insurance premiums paid in 2003. As a percentage of net revenue, corporate expense - general and administrative increased to 9.8% for the three months ended September 30, 2003 compared to 9.1% during the three months ended September 30, 2002.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2003 corporate expenses - depreciation and amortization decreased to $72,000 compared to $84,000 for the three months ended September 30, 2002, a decrease of $12,000 or 14.7%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 1.0% for the three months ended September 30, 2003 compared to 1.1% for the three months ended September 30, 2002.

Operating income. As a result of the matters discussed above, the Company generated operating income of $516,000 for the three months ended September 30, 2003 compared to operating income of $505,000 for the three months ended September 30, 2002, an increase of $11,000 or 2.1%. As a percentage of net revenue, operating income increased to 6.8% for the three months ended September 30, 2003 compared to 6.7% for the three months ended September 30, 2002.

Interest expense, net. For the three months ended September 30, 2003 interest expense, net decreased to $35,000 compared to $80,000 for the three months ended September 30, 2002, a decrease of $45,000 or 56.6%. This decrease in interest expense is attributable to lower average outstanding debt balances, lower interest rates, lower amortization of debt acquisition costs and the implementation of patient late charges during 2003, which offset interest expense by $20,000 during the third quarter of 2003. As a percentage of net revenue, interest expense decreased to 0.4% for the three months ended September 30, 2003 compared to 1.1% for the three months ended September 30, 2002.

Net income. As a result of the above, the Company reported net income of $298,000 for the three months ended September 30, 2003 compared to net income of $264,000 for the three months ended September 30, 2002, an increase of $34,000 or 13.1%. Net income for the quarter ended September 30, 2003 was net of income tax expense of $183,000 while net income for the quarter ended September 30, 2002 was net of income tax expense of $162,000. As a percentage of net revenue, net income increased to 4.0% for the three months ended September 30, 2003 compared to 3.5% for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002:

Net revenue. For the nine months ended September 30, 2003 net revenue, or total dental group practice revenue less amounts retained by group practices for compensation to employed dentists and hygienists, increased to $23.1 million compared to $23.0 million for the nine months ended September 30, 2002, an increase of $187,000 or 0.8%.

Clinical salaries and benefits. For the nine months ended September 30, 2003 clinical salaries and benefits increased to $8.9 million compared to $8.8 million for the nine months ended September 30, 2002, an increase of $96,000 or 1.1%. This increase was primarily due to wage increases granted during the first quarter of 2003. As a percentage of net revenue, clinical salaries and benefits increased to 38.6% for the nine months ended September 30, 2003 compared to 38.5% for the nine months ended September 30, 2002.

Dental supplies. For the nine months ended September 30, 2003 dental supplies remained constant at $1.4 million compared to the nine months ended September 30, 2002. As a percentage of net revenue, dental supplies remained constant at 5.9% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Laboratory fees. For the nine months ended September 30, 2002 laboratory fees remained constant at $1.8 million compared to the nine months ended September 30, 2002. As a percentage of net revenue, laboratory fees increased to 8.0% for the nine months ended September 30, 2003 compared to 7.9% for the nine months September 30, 2002.

Occupancy. For the nine months ended September 30, 2003 occupancy expense increased $68,000, or 2.7% to $2.6 million compared to the nine months ended September 30, 2002. As a percentage of net revenue, occupancy expense increased to 11.3% for the nine months ended September 30, 2003 compared to 11.1% for the nine months ended September 30, 2002.

Advertising and marketing. For the nine months ended September 30, 2003 advertising and marketing increased to $276,000 compared to $256,000 for the nine months ended September 30, 2002, an increase of $19,000 or 7.5%. This increase is primarily due to enhanced yellow page advertising that began in June 2002 and continued into June 2003. As a percentage of net revenue, advertising and marketing increased to 1.2% for the nine months ended September 30, 2002 compared to 1.1% for the nine months ended September 30, 2002.

Depreciation and amortization. For the nine months ended September 30, 2003 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $1.7 million compared to $1.8 million for nine months ended September 30, 2002, a decrease of $119,000 or 6.6%. The decrease in the Company's depreciable asset base is a result of fewer Office acquisitions and no de novo Offices developed over the past three years as well as existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 7.2% for the nine months ended September 30, 2003 compared to 7.8% for the nine months ended September 30, 2002.

General and administrative. For the nine months ended September 30, 2003 general and administrative, which is attributable to the Offices, decreased to $2.3 million compared to $2.4 million for the nine months ended September 30, 2002, a decrease of $61,000 or 2.6%. The decrease is directly related to the Company's continued efforts to control costs. As a percentage of net revenue, general and administrative expenses decreased to 10.0% for the nine months ended September 30, 2003 compared to 10.3% during the nine months ended September 30, 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $4.1 million for the nine months ended September 30, 2003 compared to $4.0 million for the nine months ended September 30, 2002, an increase of $124,000 or 3.1%. As a percentage of net revenue, contribution from dental offices increased to 17.8% for the nine months ended September 30, 2003 compared to 17.4% for the nine months ended September 30, 2002.

Corporate expenses - general and administrative. For the nine months ended September 30, 2003 corporate expenses - general and administrative increased $71,000, or 3.1% to $2.3 million compared to the nine months ended September 30, 2002. As a percentage of net revenue, corporate expense - general and administrative increased to 10.1% for the nine months ended September 30, 2003 compared to 9.9% for the nine months ended September 30, 2002.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2003 corporate expenses - depreciation and amortization decreased to $227,000 compared to $248,000 for the nine months ended September 30, 2002, a decrease of $21,000 or 8.4%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 1.0% for the nine months ended September 30, 2003 compared to 1.1% for the nine months ended September 30, 2002.

Operating income. As a result of the above, the Company generated operating income of $1,548,000 for the nine months ended September 30, 2003 compared to operating income of $1,474,000 for the nine months ended September 30, 2002, an increase of $74,000 or 5.1%. As a percentage of net revenue, operating income increased to 6.7% for the nine months ended September 30, 2003 compared to 6.4% for the nine months ended September 30, 2002.

Interest expense, net. For the nine months ended September 30, 2003 interest expense, net decreased to $123,000 compared to $275,000 for the nine months ended September 30, 2002, a decrease of $152,000 or 55.1%. This decrease in interest expense is attributable to a lower average outstanding debt balances, lower interest rates, lower amortization of debt acquisition costs and the implementation of patient late charges in 2003 that offset interest expense by $54,000 during the first nine months of 2003. As a percentage of net revenue, interest expense decreased to 0.5% for the nine months ended September 30, 2003 compared to 1.2% for the nine months ended September 30, 2002.

Net income. As a result of the above, the Company's generated net income of $884,000 for the nine months ended September 30, 2003 compared to net income of $744,000 for the nine months ended September 30, 2002, an increase of $140,000 or 18.8%. Net income for the nine months ended September 30, 2003 was net of income tax expense of $542,000 while the net income for the nine months ended September 30, 2002 was net of income tax expense of $456,000. As a percentage of net revenue, net income increased to 3.8% for the nine months ended September 30, 2003 compared to 3.2% for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes.

Net cash provided by operating activities was approximately $3.9 million and $3.4 million for the nine months ended September 30, 2002 and 2003, respectively. During 2003, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in prepaid expenses and other assets of approximately $404,000 and an increase in income taxes payable of approximately $275,000, partially offset by an increase in accounts receivable of approximately $119,000 and a decrease in accounts payable of approximately $36,000. During the 2002 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $377,000, a decrease in prepaid expense and other assets of approximately $370,000, a decrease in accounts receivable of approximately $133,000, and an increase in income taxes payable of approximately $185,000.

Net cash used in investing activities was approximately $1.4 million and $306,000 for the nine months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, 2003, approximately $306,000 was invested in the purchase of additional property and equipment. For the nine months ended September 30, 2002, approximately $959,000 was utilized for acquisition of dental offices and approximately $396,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $2.5 million and $3.3 million for the nine months ended September 30, 2002 and 2003, respectively. During the nine months ended September 30, 2003, net cash used in financing activities was comprised of approximately $3.7 million used in the purchase and retirement of Common Stock and approximately $259,000 for the repayment of long-term debt, partially offset by approximately $475,000 in additional funds drawn on the Company's Credit Facility with its bank and approximately $162,000 in proceeds from the exercise of Common Stock options. During the nine months ended September 30, 2002, net cash used in financing activities was comprised of approximately $1.4 million used to reduce the amount outstanding on the Company's term-loan with its bank, $168,000 used to reduce the amount outstanding on the Company's bank line of credit, approximately $229,000 for the repayment of long-term debt and approximately $841,000 used in the purchase and retirement of Common Stock.

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate plus a Base Rate Margin or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" plus a Base Rate Margin of one-half percent (0.5%) or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR rate Loan was made plus a LIBOR Rate Margin of 2.0%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2005. At September 30, 2003, the Company had $2.3 million outstanding and $1.7 million available for borrowing under the revolving loan. This consisted of $500,000 outstanding under the Base Rate Option and $1.8 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2003 the Company was in full compliance with all of its covenants under this agreement.

At September 30, 2003, the Company had outstanding indebtedness of approximately $1.2 million represented by notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At September 30, 2003, the Company had approximately $45,000 in capital commitments related to the purchase of a new server for its patient accounting software. The Company's retained earnings as of September 30, 2003 was approximately $1.7 million and the Company had a working capital deficit on that date of approximately $485,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") remained constant at $3.5 million for the nine months ended September 30, 2003 compared to the corresponding nine-month period in 2002.

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

On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market. On May 6, 2003 the Company's Board of Directors unanimously approved an incremental increase of $1.0 million in the amount that could be used to purchase shares of the Company's Common Stock on the open market at prices up to $14.00 per share. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During the nine month period ended September 30, 2003, the Company, in 80 separate transactions, purchased 274,162 shares of its Common Stock for total consideration of approximately $3.7 million at prices ranging from $9.54 to $14.20 per share. On July 16, 2003, the Company's Board of Directors approved the purchase of 83,975 shares of the Company's Common Stock from a private shareholder of the Company, at an aggregate cost of $1,154,656. As a condition of this purchase, the Company and the private shareholder have entered into a stock repurchase agreement whereby the private shareholder and his affiliated companies, among other items, agree that for a period of two years from July 16, 2003 will not: 1) acquire, directly or indirectly, any voting securities of the Company; 2) solicit proxies with respect to the Company's voting securities under any circumstances; and 3) take any action or assist in any manner, directly or indirectly, to influence or affect control of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of September 30, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At September 30, 2003, $500,000 was outstanding with an interest rate of 4.50% (Prime plus 0.5%) and $1.8 million was outstanding with an interest rate of 3.12% (LIBOR 30 day rate plus 2.0%). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $14,800 for the nine months ended September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

             None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

 Exhibit

Number       Description of Document

31.01 Certification of 10-Q report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of 10-Q report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

             On August 6, 2003 the Company filed a report on Form 8-K related to reporting of financial results for the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.

                                    a Colorado corporation

Date:  November 12, 2003             By:    /s/ Frederic W.J. Birner
                                    -------------------------------------------
                                     Name: Frederic W.J. Birner
                                    Title: Chairman of the Board,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

Date:  November 12, 2003             By:     /s/ Dennis N. Genty
                                    -------------------------------------------
                                    Name:    Dennis N. Genty
                                   Title:    Chief Financial Officer, Secretary,
                                             Treasurer and Director
                                             (Principal Financial and
                                             Accounting Officer)

                                    ........
                                    ........