Form 10-K
period 2003-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2004-03-30
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the fiscal year ended     December 31, 2003
                                       -------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       --------------        --------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  COLORADO                             84-1307044
      --------------------------------    ---------------------------------
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

    3801 EAST FLORIDA AVENUE, SUITE 508
             DENVER, COLORADO                             80210
-----------------------------------------   -------------------------------
 (Address of principal executive offices)              (Zip Code)

                  Registrant's telephone number: (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
---------------------------------    -----------------------------------------
             None.                                    None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
    ----------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -------- ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was as of June 30, 2003, the last business day of the Registrant's most recent completed second fiscal quarter was $11,619,699. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 851,260 shares of voting stock are held by non-affiliates. As of March 19, 2004, the Registrant had 1,185,010 shares of its common stock, without par value ("Common Stock") outstanding.

On February 26, 2001 the Registrant affected a reverse stock split in which the Registrant issued one share of Common Stock for every four shares of Common Stock then outstanding. Therefore, all shares, options, share prices, option prices and earnings per share calculations for all periods in this document have been restated to reflect the effect of the reverse stock split.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10,11,12, 13 and 14) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about June 8, 2004.

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

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents

Part      Item(s)                                                           Page

I.        1. and 2.   Business and Properties                                  4
                          General                                              4
                          Dental Services Industry                             4
                          Operations                                           5
                          Existing Offices                                     6
                          Patient Services                                     7
                          Dental Practice Management Model                     8
                          Payor Mix                                            9
                          The Company Dentist Philosophy                       9
                          Expansion Program                                   10
                          Affiliation Model                                   11
                          Competition                                         13
                          Government Regulation                               13
                          Insurance                                           15
                          Trademark                                           16
                          Facilities and Employees                            16
          3.          Legal Proceedings                                       16
          4.          Submission of Matters to a Vote of Security Holders     16
II.       5.          Market for Registrant's Common Equity and Related
                        Stockholder Matters                                   17
          6.          Selected Financial Data                                 19
          7.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   20
          7A.         Quantitative and Qualitative Disclosures About
                        Market Risk                                           36
          8.          Financial Statements and Supplementary Data             37
          9.          Changes in and Disagreements with Accountants on
                        Accounting and FinancialDisclosure                    62
          9A.         Controls and Procedures                                 62
III.      10.         Directors and Executive Officers of the Registrant      62
          11.         Executive Compensation                                  62
          12.         Security Ownership of Certain Beneficial Owners         62
                        and Management
          13.         Certain Relationships and Related Transactions          62
          14.         Principal Accountant Fees and Services                  62
IV.       15.         Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K                                          63
                      Signatures                                              68

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

Dental Services Industry

According to the Centers for Medicare and Medicaid Services ("CMS") dental expenditures in the U.S. increased from $31.5 billion in 1990 to $70.3 billion in 2002. CMS also projects that dental expenditures will reach approximately $126.3 billion by 2013, representing an increase of approximately 80% over 2002 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

Location of Offices

[MAP INSERTED HERE]

Existing Offices

As of the date of this Annual Report, the Company managed a total of 54 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:



                                                                                     Date Acquired/        Specialty
           Office Name                            Office Address                       Developed*          Services
----------------------------               ----------------------------           --------------------    -----------
Colorado
  Boulder
    Perfect Teeth/Boulder                  4155 Darley, #F                          September 1997
    Perfect Teeth/Folsom                   1840 Folsom, Suite 302                   April 1998

  Castle Rock
    Perfect Teeth/Castle Rock              390 South Wilcox, Unit D                 October 1995

  Colorado Springs
    Perfect Teeth/Cheyenne Meadows         827 Cheyenne Meadows Road                June 1998*
    Perfect Teeth/Garden of the Gods       4329 Centennial Boulevard                July 1996*
    Perfect Teeth/South 8th Street         1050 South Eighth Street                 August 1998             1,2,3,4
    Perfect Teeth/Uintah Gardens           1768 West Uintah Street                  May 1996*
    Perfect Teeth/Union & Academy          5140 North Union                         September 1997
    Perfect Teeth/Woodman Valley           6914 North Academy Boulevard, Unit 1B    April 1998*
    Perfect Teeth/Powers                   5929 Constitution Avenue                 March 1999*             1

  Denver
    Perfect Teeth/64th and Ward           12650 West 64th Avenue, Unit J            January 1996*
    Perfect Teeth/88th and Wadsworth      8749 Wadsworth Boulevard                  September 1997          1,2,4,5
    Perfect Teeth/Arapahoe                7600 East Arapahoe Road, #311             October 1995
    Perfect Teeth/Bowmar                  5151 South Federal Boulevard, #G-2        October 1995
    Perfect Teeth/Buckley and Quincy      4321 South Buckley Road                   September 1997          1,2
    Perfect Teeth/Central Denver          1633 Fillmore Street, Suite 200           May 1996
    Perfect Teeth/East 104th Avenue       2200 East 104th Avenue, #112              May 1996                1
    Perfect Teeth/East Cornell            12200 East Cornell Avenue, # E            August 1996
    Perfect Teeth/East Iliff              16723 East Iliff Avenue                   May 1997
    Glendale Dental Group                 4521 East Virginia Avenue                 February 1999           2
    Perfect Teeth/Golden                  17211 South Golden Road, #100             June 1999*
    Perfect Teeth/Green Mountain          13035 West Alameda Parkway                December 1998*
    Perfect Teeth/Highlands Ranch         9227 Lincoln Avenue, Suite 100            July 1999*              1
    Perfect Teeth/Ken Caryl               7660 South Pierce                         September 1997
    Perfect Teeth/Leetsdale               7150 Leetsdale Drive, #110A               March 1996*
    Mississippi Dental Group              11175 East Mississippi Avenue, #110       September 1998
    Perfect Teeth/Monaco and Evans        2121 South Oneida, Suite 321              November 1995           1,2,3,4
    Perfect Teeth/North Sheridan          11550 North Sheridan, #101                May 1996
    Perfect Teeth/Parker                  11005 South Parker Road                   December 1998*          1
    Perfect Teeth/Sheridan and 64th Ave.  5169 West 64th Avenue                     May 1996
    Perfect Teeth/South Holly Street      8211 South Holly Street                   September 1997          2
    Perfect Teeth/Speer                   700 East Speer Boulevard                  February 1997
    Perfect Teeth/West 38th Avenue        7760 West 38th Avenue, #200               May 1996
    Perfect Teeth/West 120th Avenue       6650 West 120th Avenue, A-6               September 1997
    Perfect Teeth/West Jewell             8064 West Jewell                          April 1998
    Perfect Teeth/Yale                    7515 West Yale Avenue, Suite A            April 1997              1,2,3,5

  Fort Collins
    Perfect Teeth/South Fort Collins      1355 Riverside Avenue, Unit D             May 1996

  Greeley
    Perfect Teeth/Greeley                 902 14th Street                           September 1997

  Longmont
    Perfect Teeth/Longmont                641 Ken Pratt Boulevard                   September 1997

  Loveland
    Perfect Teeth/ Loveland               3400 West Eisenhower Boulevard            September 1996




           Office Name                            Office Address                       Developed*          Services
----------------------------               ----------------------------           --------------------    -----------
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

   Rio Rancho
     Perfect Teeth/Rio Rancho              4500 Arrowhead Ridge Drive               July 1999*

   Santa Fe
     Perfect Teeth/Plaza Del Sol           720 St. Michael Drive, Suite O           May 1998*

Arizona
   Goodyear
     Perfect Teeth/Palm Valley             14175 West Indian School Bypass Rd, #B6  March 2000*

   Mesa
     Perfect Teeth/Power & McDowell        2733 North Power Road, Suite 101         October 2000*

   Phoenix
     Perfect Teeth/Thomas and 15th Avenue  3614 North 15th Avenue, Suite B          September 1998

   Scottsdale
     Perfect Teeth/Bell Road & 64th Street 6345 East Bell Road, Suite 1             July 1998               1
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

Recruiting of Dentists. The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers both recently graduated dentists and more experienced dentists advantages over a solo or smaller group practice, including relief from the burden of administrative responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists affiliated with the Company also include the relief from not having to make a capital commitment, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, payment of professional membership fees and malpractice insurance. The Company's effort to recruit managing dentists is primarily focused on dentists with three or more years of practice experience. The Company typically recruits associate dentists graduating from residency programs. It has been the Company's experience, that many dentists in the early stages of their careers have incurred substantial student loans. As a result, they face significant financial constraints in starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry.

The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements. The Company also offers formalized mandatory training programs for employees regarding the Occupational Safety and Health Act (OSHA) and the Health Insurance Portability and Accountability Act (HIPAA) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company's formalized training program. In addition, Company regional directors also meet weekly with the Company's senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and the on-going meetings with employees have contributed to an improvement in the operations at its Offices.

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

During the years ended December 31, 2001, 2002, and 2003 the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 7.4%, 6.6% and 6.9%, respectively, CIGNA Dental Health was responsible for 6.0%, 6.3% and 6.7%, respectively and Delta Care was responsible for 8.0%, 6.6% and 4.9%, respectively.

The Company has successfully reduced the percentage of its business that comes from managed dental care plans, from 51.4% of gross revenues in 1998 to 27.3% of gross revenues in 2003, and replaced that revenue stream with higher margin fee-for-service revenues. This higher margin fee-for-service revenue has predominantly been business derived from preferred provider plans.

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and without the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists are given an economic incentive to improve the operating performance of their Offices, in the form of a bonus based upon the operating performance of the Office. In addition, managing dentists may be granted stock options in the Company that ordinarily vest over a three-to-five year period.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Associate dentists are typically recent graduates from residency programs, and usually spend up to two years working with a managing dentist. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Expansion Program

Overview

Since its formation in May 1995, the Company has acquired 42 practices, including five practices that have been consolidated with existing Offices. Of those acquired practices (including the five practices consolidated with existing Offices), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been solo dental practices. The Company has developed 18 de novo Offices (including one practice that was consolidated with an existing Office). In 2003 the Company embarked on a strategy to increase revenues. Some of the initiatives begun were the signing of a lease for a de novo site in the Phoenix area, negotiating other leases for de novo sites, evaluating potential acquisitions, expanding the specialty services side of the business, aggressively recruiting additional dentists and an expanded marketing plan.

The following table sets forth the change in the number of Offices managed by the Company from January 1, 1999 through December 31, 2003.

                                     1999      2000      2001      2002     2003
                                     ----      ----      ----      ----     ----
Offices at beginning of the period     49        54        56        54       54
De novo Offices                         5         2         0         0        0
Acquired Offices                        1         0         0         0        0
Consolidation of Offices               (1)        0        (2)        0        0
                                     ----      ----      ----      ----     ----
Offices at end of the period           54        56        54        54       54
                                     ====      ====      ====      ====     ====

Capacity Utilization

         The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the expansion of the specialty services side of the business and the aggressive recruitment of additional dentists and hygienists to further utilize existing physical capacity in the Offices.

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

On February 19, 2004 the Company entered into a contract to lease approximately 2,800 square feet of office space at a shopping center in Phoenix, Arizona at which site the Company will develop a de novo office. The Company is also in the process of evaluating other sites for de novo development.

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

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C., which is owned by one of four different licensed dentists practicing within the Company's network. The Company's President, Mark A. Birner, DDS is one of these four dentists and individually owns 45 P.C.'s. The Company has entered into agreements with owners of 53 of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or the director of the P.C.

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

Federal Regulation

Federal laws generally regulate reimbursement, billing and self-referral practices under Medicare and Medicaid programs. Because the P.C.s currently receive no revenue under Medicare or Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations thereunder could have a material adverse effect on the Company's business, financial condition and operating results.

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

On April 14, 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPAA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2003, the Company was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

Insurance

The Company believes that its existing insurance coverage is adequate to protect it from the risks associated with the ongoing operation of its business. This coverage includes property and casualty, general liability, workers compensation, director's and officer's corporate liability, employment practices liability, excess liability and professional liability insurance for the Company and for dentists, hygienists and dental assistants at the Offices.

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

As of December 31, 2003, the Company had 82 general dentists, 13 specialists and 63 affiliated hygienists that were employed by the P.C.'s, and 329 non-dental employees.

Company Website

Information related to the following items can be found on the Company's website at www.bdms-perfectteeth.com: i) Company filings with the Securities and Exchange Commission, ii) Officers, Directors and ten percent shareholders filings on Forms 3, 4 and 5, and iii) the Company's Code of Ethics.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "BDMS". The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq SmallCap Market:

                                        HIGH               LOW
   2002                                ------           -------

   First Quarter                       $ 7.55           $  4.33
   Second Quarter                       11.85              6.16
   Third Quarter                        11.50              8.11
   Fourth Quarter                       11.00              9.02

   2003

   First Quarter                      $ 14.86           $  9.31
   Second Quarter                       14.69             11.71
   Third Quarter                        16.80             12.75
   Fourth Quarter                       14.49             10.00

   2004

   First Quarter (January 1, 2004
     through March 19, 2004)         $ 16.50            $ 12.22

At March 19, 2004 the last reported sale price of the Company's Common Stock was $15.99 per share. As of the same date, there were 1,185,010 shares of Common Stock outstanding held by 84 holders of record and approximately 522 beneficial owners.

On March 9, 2004, the Company announced that its Board of Directors had declared a quarterly cash dividend of $.075 per share of common stock payable April 14, 2004 to shareholders of record March 31, 2004.

Equity Compensation Plan Information

The following table sets forth information concerning options, warrants and rights outstanding and available for granting as of December 31, 2003:



                                      (a)                           (b)                           (c)
                                                                                          Number of securities
                                                                                        remaining available for
                            Number of securities to be   Weighted-average exercise       future issuance under
                             issued upon exercise of        price of outstanding        equity compensation plans
                              outstanding options,          options, warrants and        (excluding securities
Plan  category                 warrants and rights                rights                reflected in column (a))
-------------------------     -----------------------    -----------------------        -----------------------
Equity compensation plans
approved by security holders          301,998                        $8.60                        102,077

Equity compensation plans
not approved by security holders            -                            -                              -
                                  -----------                   -----------                   -----------

Total                                 301,998                        $8.60                        102,077
                                  ===========                   ===========                   ===========


Options and Warrants are issued for a period of five years and vest 33% each year for three years, provided however, that upon a sale of the Company, all Options and Warrants shall automatically become vested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 2001, 2002, and 2003 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 1999 and 2000 periods are derived from the Company's historical consolidated financial statements.

A one-for-four split of the Company's stock became effective as of February 26, 2001. As a result, all earnings per share data presented in the following table has been restated to reflect this reverse stock split.

The data in the following table is in thousands except per share data, number of offices and number of dentists:

                                                                  Years Ended December 31,
                                               --------------------------------------------------------
                                                 1999        2000         2001       2002         2003
                                               --------    --------     -------     -------     -------
Statements of Operations Data: (1)

Net revenue ................................   $ 28,553    $ 29,419    $ 29,249    $ 30,255    $ 30,295

Direct expenses ............................     24,425      25,475      25,158      25,105      24,905
Contribution from dental offices ...........      4,128       3,944       4,092       5,150       5,390
Corporate expenses .........................      4,038       3,747       3,270       3,304       3,292
Operating income ...........................         90         197         822       1,846       2,098
Income (loss) before income taxes ..........       (389)       (434)        371       1,501       1,945
Income tax (expense) benefit ...............        111         113        (121)       (567)       (761)
Net income (loss) ..........................       (278)       (321)        250         934       1,184

Basic earnings per share of Common Stock:
Net income (loss)(2) .......................       (.18)       (.21)        .17         .63         .91

Diluted earnings per share of Common Stock:
Net income (loss)(2) .......................       (.18)       (.21)        .16         .58         .83

Balance Sheet Data (3):
Cash and cash equivalents ..................   $    807    $    691    $    949    $  1,073    $  1,111
Working capital (deficit) ..................      1,467       2,043         301      (1,541)        109
Total assets ...............................     27,949      26,333      24,762      24,230      22,210
Long-term debt, less current maturities ....      6,771       6,682       3,296       1,087       2,736
Total shareholders' equity .................     16,905      16,471      16,721      16,759      14,411
Dividends declared per share of Common Stock       --          --          --          --          --

Operating Data:
Number of offices (3) ......................         54          56          54          54          54
Number of dentists (3)(4) ..................         90          91          86          90          95
Total net revenue per office ...............   $    529    $    525    $    542    $    560    $    561



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors, which have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2003. Reference should also be made to the Company's consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this document. This document contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this document generally. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

Overview

The Company was formed in May 1995, and as of December 31, 2003 managed 54 Offices in Colorado, New Mexico, and Arizona staffed by 82 dentists and 13 specialists. The Company has acquired 42 practices (five of which were consolidated into existing Offices) and opened 18 de novo Offices (one of which was consolidated into an existing Office). Of the 42 acquired practices, only three (the first three practices, which were acquired from the Company's President, Mark Birner, D.D.S.) were acquired from affiliates of the Company. The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by acquiring dental practices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its Dental Practice Management Model will improve operating performance. See Items 1 and 2. "Business and Properties - Operations - Dental Practice Management Model."

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company's growth and success in the Colorado market led to its expansion into New Mexico and Arizona markets. The Company's growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff and through selective acquisitions and development of de novo Offices

In 2003 the Company embarked on a strategy to increase revenues. Some of the initiatives begun were the signing of a lease for a de novo site in the Phoenix area, negotiating other leases for de novo sites, evaluating potential acquisitions, expanding the specialty services side of the business, aggressively recruiting additional dentists and an expanded marketing plan.

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2003, net revenue was $29.2 million in 2001, $30.3 million in 2002, and $30.3 million in 2003. During the three years ended December 31, 2003, contribution from dental offices increased from $4.1 million in 2001 to $5.1 million for 2002, and increased to $5.4 million for 2003. During the three years ended December 31, 2003, operating income increased from $822,000 for 2001 to $1.8 million in 2002 and to $2.1 million in 2003.

At December 31, 2003, the Company's total assets of $22.2 million included $14.7 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $14.4 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of December 31, 2003 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

Results of Operations

In 2003 the Company embarked on a strategy to increase revenues. Some of the initiatives begun were the signing of a lease for a de novo site in the Phoenix area, negotiating other leases for de novo sites, evaluating potential acquisitions, expanding the specialty services side of the business, aggressively recruiting additional dentists and an expanded marketing plan. As these initiatives are continuing, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

For the year ended December 31, 2003, Revenue increased to $43.1 million compared to $42.7 million for the year ended December 31, 2002, an increase of $441,000 or 1.0%. This was attributable to higher revenues generated in the 54 Offices in existence during both full periods.

For the year ended December 31, 2002, Revenue increased to $42.7 million compared to $41.4 million for the year ended December 31, 2001, an increase of $1.3 million or 3.1%. This was attributable to higher revenues generated in the 54 Offices in existence during both full periods.

The Company has successfully reduced the percentage of its business which comes from capitated managed dental care plans from 51.4% of Revenue in 1998 to 31.7% of Revenue in 2003, and replaced that capitated revenue stream with higher margin fee-for-service business. This higher margin fee-for-service revenue has predominately been business derived from preferred provider plans.

The following table sets forth the percentages of Net Revenue represented by certain items reflected in the Company's Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                                 2001                      2002                    2003
                                           ------------------        -----------------        ----------------
Net revenue                                       100.0  %                  100.0 %                100.0  %

Direct expenses:
     Clinical salaries and benefits                40.4                      38.3                   38.4
     Dental supplies                                6.0                       5.9                    5.9
     Laboratory fees                                8.4                       7.8                    7.9
     Occupancy                                     11.2                      11.3                   11.5
     Advertising and marketing                      1.1                       1.2                    1.2
     Depreciation and amortization                  8.4                       7.9                    7.2
     General and administrative                    10.5                      10.6                   10.1
                                           ------------------        -----------------        ----------------
                                                   86.0                      83.0                   82.2
                                           ------------------        -----------------        ----------------
Contribution from dental offices                   14.0                      17.0                   17.8
Corporate expenses:
     General and administrative                    10.1                       9.8                    9.9
     Depreciation and amortization                  1.1                       1.1                    1.0
                                           ------------------        -----------------        ----------------
Operating income                                    2.8                       6.1                    6.9
Interest expense, net                               1.5                       1.1                    0.5
                                           ------------------        -----------------        ----------------
Income before income taxes                          1.3                       5.0                    6.4
Income tax expense                                  0.4                       1.9                    2.5
                                           ------------------        -----------------        ----------------
Net income                                          0.9 %                     3.1 %                  3.9  %
                                           ==================        =================        ================


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenue.   Net revenue remained constant at $30.3 million for the years ended December 31, 2002 and December 31, 2003.

Clinical salaries and benefits. Clinical salaries and benefits remained constant at $11.6 million for the years ended December 31, 2002 and December 31, 2003. As a percentage of net revenue, clinical salaries and benefits increased from 38.3% in 2002 to 38.4% in 2003.

Dental supplies. Dental supplies remained constant at $1.8 million for the years ended December 31, 2002 and December 31, 2003. As a percentage of net revenue, dental supplies were 5.9% for both 2002 and 2003.

Laboratory fees. Laboratory fees remained constant at $2.4 million for the years ended December 31, 2002 and December 31, 2003. As a percentage of net revenue, laboratory fees increased from 7.8% in 2002 to 7.9% in 2003.

Occupancy. Occupancy expenses increased from $3.4 million for the year ended December 31, 2002 to $3.5 million for the year ended December 31, 2003, an increase of $80,000 or 2.3%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2002 period. As a percentage of net revenue, occupancy expense increased from 11.3% in 2002 to 11.5% in 2003.

Advertising and marketing. Advertising and marketing increased from $353,000 for the year ended December 31, 2002 to $362,000 for the year ended December 31, 2003, an increase of $9,000 or 2.5%. This increase was primarily due to additional yellow page advertising in local directories. As a percentage of net revenue, advertising and marketing was 1.2% for both 2002 and 2003.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased from $2.4 million for the year ended December 31, 2002 to $2.2 million for the year ended December 31, 2003, a decrease of $217,000 or 9.1%. This decrease was a result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets being purchased. As a percentage of net revenue, depreciation and amortization decreased from 7.9% in 2002 to 7.2% in 2003.

General and administrative. General and administrative costs which are attributable to the Offices, decreased from $3.2 million for the year ended December 31, 2002 to $3.1 million for the year ended December 31, 2003, a decrease of $123,000 or 3.9%. This decrease was the result of lower expenses for office supplies, which includes the cost of the data telecommunication network between the individual Offices and the Corporate Office as well as lower gross receipt taxes paid in New Mexico. As a percentage of net revenue, general and administrative expenses decreased from 10.6% in 2002 to 10.1% in 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices increased from $5.1 million for the year ended December 31, 2002 to $5.4 million for the year ended December 31, 2003, an increase of $240,000 or 4.7%. As a percentage of net revenue, contribution from dental offices increased from 17.0% in 2002 to 17.8% in 2003.

Corporate expenses - general and administrative. Corporate expenses - general and administrative remained constant at $3.0 million for the years ended December 31, 2002 and December 31, 2003. As a percentage of net revenue, corporate expense - general and administrative increased from 9.8% in 2002 to 9.9% in 2003.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization decreased from $327,000 for the year ended December 31, 2002 to $292,000 for the year ended December 31, 2003, a decrease of $35,000 or 10.7%. This decrease was a result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased from 1.1% in 2002 to 1.0% in 2003.

Operating income. As a result of the above, operating income increased from $1.8 million for the year ended December 31, 2002 to $2.1 million for the year ended December 31, 2003, an increase of $252,000 or 13.7%. As a percentage of net revenue, operating income increased from 6.1% in 2002 to 6.9% in 2003.

Interest expense, net. Interest expense, net decreased from $345,000 for the year ended December 31, 2002 to $153,000 for the year ended December 31, 2003, a decrease of $191,000 or 55.5%. This decrease was primarily the result of a lower average interest rate and a lower average outstanding debt balance during 2003, lower amortization during 2003 of loan acquisition costs and higher interest income which is the result of the Company implementing, during 2003, a late charge on accounts receivable. As a percentage of net revenue, interest expense, net decreased from 1.1% in 2002 to 0.5% in 2003.

Net income. As a result of the above, the Company reported net income of $1.2 million for the year ended December 31, 2003 compared to net income of $934,000 for the year ended December 31, 2002, an increase of $250,000 or 26.8%. As a percentage of net revenue, net income increased from 3.1% in 2002 to 3.9% in

2003. Net income for the year ended December 31, 2003 was net of income tax expense of $761,000 while net income for the year ended December 31, 2002 was net of income tax expense of $567,000.

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

Dental supplies. Dental supplies remained constant at $1.8 million for the years ended December 31, 2001 and December 31, 2002. As a percentage of net revenue, dental supplies decreased from 6.0% in 2001 to 5.9% in 2002.

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

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If this evaluation indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company's significant deferred tax assets are related to:
Accruals not currently deductible, allowance for doubtful accounts, AMT tax credit carry-forward and depreciation expense for tax which is less than depreciation expense for books. The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company's significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes are directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management's estimates.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes.

Net cash provided by operating activities was $4.0 million, $5.0 million, and $4.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. During the year ended December 31, 2003, the Company's cash provided by operating activities, excluding net income and non-cash items, consisted primarily of an increase in deferred income taxes of approximately $325,000 and an increase in income taxes payable of approximately $161,000. During the year ended December 31, 2002, the Company's cash provided by operating activities excluding net income and non-cash items, consisted primarily of an increase in accounts payable and accrued expenses of approximately $738,000 and a decrease in accounts receivable of approximately $367,000. During the year ended December 31, 2001 the Company's cash provided by operating activities, excluding net income and non-cash items, consisted primarily of a decrease in accounts receivable of approximately $784,000, an increase in accounts payable and accrued expenses of approximately $294,000 offset, in part, by an increase in prepaid expenses of approximately $289,000.

Net cash used in investing activities was $1.1 million, $1.4 million, and $465,000 for the years ended December 31, 2001, 2002 and 2003, respectively. During the year ended December 31, 2003, $465,000 was invested in the purchase of additional property and equipment. During the year ended December 31, 2002, $514,000 was invested in the purchase of additional property and equipment and $1.2 million was used for acquiring the remaining 50% interest in two existing Offices. This was partially offset by the repayment of $284,000 in notes receivable from related parties. During the year ended December 31, 2001, $547,000 was invested in the purchase of additional property and equipment and $435,000 was used for acquiring the remaining 50% interest in one existing Office.

For the years ended December 31, 2001, 2002 and 2003 net cash used in financing activities was $2.7 million, $3.4 million and $3.7 million, respectively. For the year ended December 31, 2003, net cash used in financing activities was comprised of $1.8 million for the pay-down on the bank term-loan, $345,000 for the repayment of long-term debt and $3.9 million for the purchase and retirement of common stock. This was partially offset by $2.0 million in advances from the line of credit, $224,000 of proceeds from the exercise of Common Stock options and $158,000 from the tax benefit of Common Stock options exercised. For the year ended December 31, 2002, net cash used in financing activities was comprised of $2.1 million for the pay-down on the bank term-loan, $168,000 for the pay-down on the Company's line of credit, $312,000 for the repayment of long-term debt and $1.2 million for the purchase and retirement of common stock. This was partially offset by $111,000 of proceeds from the exercise of Common Stock options and $95,000 from the tax benefit of Common Stock options exercised. For the year ended December 31, 2001, net cash used in financing activities was comprised of $2.4 million for the pay-down on the Company's line of credit, $203,000 for the repayment of long-term debt and $67,000 for the payment of financing costs.

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate plus a Base Rate Margin or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" plus a Base Rate Margin of one-half percent (0.5%) or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR rate Loan was made plus a LIBOR Rate Margin of 2.0%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2005. At December 31, 2003, the Company had $2.0 million outstanding and $2.0 million available for borrowing under the revolving loan. This consisted of $600,000 outstanding under the Base Rate Option and $1.4 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2003 the Company was in full compliance with all of its covenants under this agreement.

As of December 31, 2003, the Company had approximately $1.1 million in notes payable issued in connection with various Office acquisitions, which bear interest at 8.0%. At December 31, 2003, the Company's material commitments for capital expenditures totaled approximately $400,000, which includes the development of two de novo offices. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of December 31, 2003 were approximately $2.0 million and the Company had working capital on that date of approximately $109,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") remained constant at $4.6 million for the twelve months ended December 31, 2003 compared to the same twelve-month period in 2002. During the 2003 fiscal year, the Company purchased approximately $3.9 million of treasury stock while total bank debt increased only $175,000.

As of December 31, 2003, the Company had the following known contractual obligations:



                                                                            Payments due by Period
                                            --------------------------------------------------------------------------------
                                                                    Less than                                   More than
                                                    Total             1 year       1-3 years      3-5 years      5 years
                                            --------------------- -------------- -------------- ------------- --------------
Long-Term Debt Obligations ................        3,087,422          351,846       2,658,646        76,930             -
Operating Lease Obligations ...............        6,934,636        2,137,710       3,273,768     1,523,158             -
Other Long-Term Liabilities Reflected on
  the Balance Sheet Under GAAP of the
  financial statements ....................          173,505           6,424          99,109
                                                                                                    65,572          2,400
                                            --------------------- -------------- -------------- ------------- --------------
Total                                             10,195,563        2,495,980      6,031,523      1,665,660         2,400


On March 9, 2004, the Company announced the beginning of a quarterly cash dividend, the first of which will be $.075 per share of Common Stock to be paid April 14, 2004 to shareholders of record March 31, 2004.

The Company believes that cash generated from operations will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity needs the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See "Risk Factors
- Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

The Company from time to time may purchase its Common Stock on the open market for treasury stock. On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market. On May 6, 2003 the Company's Board of Directors unanimously approved an incremental increase of $1.0 million in the amount that could be used to purchase shares of the Company's Common Stock on the open market at prices up to $14.00 per share. On July 15, 2003, the Company's Board of Directors approved the purchase of 83,975 shares of the company's Common Stock from a private shareholder of the Company, at an aggregate cost of $1,154,656. As a condition of this purchase, the Company and the private shareholder have entered into a stock repurchase agreement whereby the private shareholder and his affiliated companies, among other items, agree that for a period of two years from July 16, 2003 will not: 1) acquire, directly or indirectly, any voting securities of the Company; 2) solicit proxies with respect to the Company's voting securities under any circumstances; and 3) take any action or assist in any manner, directly or indirectly, to influence or affect control of the Company. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

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

Demands on Management. The Company's ability to compete effectively will depend upon its ability to hire, train and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition and operating results. See Items 1 and 2. "Business and Properties - Expansion Program."

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

Conduct of Practice. The practice of dentistry is regulated at both the state and federal levels. There can be no assurance that the regulatory environment in which the Company or P.C.s operate will not change significantly in the future. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In general, regulation of health care companies is increasing. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The laws regulating health care are broad and subject to varying interpretations, and there is currently a lack of case law construing such statutes and regulations. The ability of the Company to operate profitably will depend in part upon the ability of the Company to operate in compliance with applicable health care regulations.

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

Managed Care Contracts: Many states have fraud and abuse laws, which apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

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

On April 14, 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2003, the Company was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

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

Risks Associated with Acquisitions. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, five of which have been consolidated into existing Offices. In 2003 the Company embarked on a strategy to increase revenues. Some of the initiatives begun were the signing of a lease for a de novo site in the Phoenix area, negotiating other leases for de novo sites, evaluating potential acquisitions, expanding the specialty services side of the business, aggressively recruiting additional dentists and an expanded marketing plan. The success of future acquisitions will depend on factors, which include the following:

o Ability to Identify Suitable Dental Practices. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. Furthermore, the Company may compete for acquisition opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to the Company, on a timely basis or at all. If a planned acquisition fails to occur or is delayed, the Company's quarterly financial results may be materially lower than analysts' expectations, which likely would cause a decline, perhaps substantial, in the market price of the Common Stock. In addition, increasing consolidation in the dental management services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices.

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

Reliance on Certain Personnel. The success of the Company, depends on the continued services of a relatively limited number of members of the Company's senior management, including its Chief Executive Officer, Fred Birner, its President, Mark Birner, D.D.S., and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company's senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company's business, financial condition and operating results.

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

In 2003, the Company derived approximately 13.5% of its revenues from capitated managed dental care contracts, and 18.2% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties - Operations - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 2003, intangible assets on the Company's consolidated balance sheet were $14.7 million, representing 66.3% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

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

Risks Associated with Non-Competitio Covenants and Other Arrangements with Managing Dentists. The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients. In Colorado, covenants not to compete are prohibited by statute with certain exceptions. Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope. Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable. It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Items 1 and 2. "Business and Properties - Affiliation Model- Employment Agreements." In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists' ability to transfer the shares in the P.C.s. See Items 1 and 2. "Business and Properties - Affiliation Model - Relationship with P.C.s." There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse impact on the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 2003, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the LIBOR rate and the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2003, $1.4 million was outstanding with an interest rate of 3.15% (LIBOR plus 2.0%) and $600,000 was outstanding with an interest rate of 4.50% (Prime plus 0.50%). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the interest rate on the Company's Credit Facility would have resulted in additional interest expense of approximately $20,000 for the twelve months ended December 31, 2003.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries' consolidated financial statements as of December 31, 2002 and 2003 and for the three years ended December 31, 2003:

                                                                   Page

Report of Independent Auditors ..................................   38
Consolidated Balance Sheets .....................................   39
Consolidated Statements of Operations ...........................   40
Consolidated Statements of Shareholders' Equity .................   41
Consolidated Statements of Cash Flows ...........................   42
Notes to Consolidated Financial Statements ......................   44

                         REPORT OF INDEPENDENT AUDITORS

To Birner Dental Management Services, Inc.:

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Hein & Associates LLP

Denver, Colorado,
February 6, 2003


                  BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                     December 31
                                                               -------------------------
                                                                   2002          2003
                                                               -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents ..............................   $ 1,072,757   $ 1,110,786
    Accounts receivable, net of allowance for doubtful
       accounts of $212,803 and $215,838, respectively .....     2,708,231     2,673,041
    Deferred tax asset .....................................       120,622       121,475
    Prepaid expenses and other assets ......................       738,119       736,424
                                                               -----------   -----------
              Total current assets .........................     4,639,729     4,641,726

PROPERTY AND EQUIPMENT, net ................................     3,926,422     2,680,169

OTHER NONCURRENT ASSETS:
    Intangible assets, net .................................    15,496,271    14,732,349
    Deferred charges and other assets ......................       167,098       155,461
                                                               -----------   -----------
              Total assets .................................   $24,229,520   $22,209,705
                                                               ===========   ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses ..................   $ 3,981,247   $ 3,990,467
    Income taxes payable ...................................        30,219       190,883
    Current maturities of long-term debt ...................     2,169,713       351,847
                                                               -----------   -----------
              Total current liabilities ....................     6,181,179     4,533,197

LONG-TERM LIABILITIES:
    Deferred tax liability, net ............................        24,258       349,801
    Long-term debt, net of current maturities ..............     1,087,422     2,735,576
    Other long-term obligations ............................       177,635       179,884
                                                               -----------   -----------
              Total liabilities ............................     7,470,494     7,798,458

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding ........................          --            --
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,434,817 and 1,203,511 shares issued and
       outstanding, respectively ...........................    15,959,829    12,428,363
    Retained earnings ......................................       799,197     1,982,884
                                                               -----------   -----------
              Total shareholders' equity ...................    16,759,026    14,411,247
                                                               -----------   -----------
              Total liabilities and shareholders' equity ...   $24,229,520   $22,209,705
                                                               ===========   ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.




                  BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended December 31,
                                                                             ---------------------------------------
                                                                                 2001          2002          2003
                                                                             -----------   -----------   -----------
NET REVENUE: .............................................................   $29,249,333   $30,254,749   $30,295,403

DIRECT EXPENSES:
       Clinical salaries and benefits ....................................    11,803,291    11,598,162    11,641,256
       Dental supplies ...................................................     1,754,923     1,788,471     1,779,025
       Laboratory fees ...................................................     2,471,087     2,366,710     2,385,808
       Occupancy .........................................................     3,289,937     3,416,877     3,496,411
       Advertising and marketing .........................................       315,083       352,947       361,824
       Depreciation and amortization .....................................     2,462,604     2,389,556     2,172,323
       General and administrative ........................................     3,060,699     3,192,266     3,068,946
                                                                             -----------   -----------   -----------
                                                                              25,157,624    25,104,989    24,905,593
                                                                             -----------   -----------   -----------
       Contribution from dental offices ..................................     4,091,709     5,149,760     5,389,810

CORPORATE EXPENSES:
       General and administrative ........................................     2,948,082     2,977,096     2,999,675
       Depreciation and amortization .....................................       321,690       326,879       291,975
                                                                             -----------   -----------   -----------
    Operating income .....................................................       821,937     1,845,785     2,098,160
    Interest expense, net ................................................       450,869       344,738       153,298
                                                                             -----------   -----------   -----------
    Income before income taxes ...........................................       371,068     1,501,047     1,944,862
    Income tax expense ...................................................       120,812       567,361       761,175
                                                                             -----------   -----------   -----------
    Net income ...........................................................   $   250,256   $   933,686   $ 1,183,687
                                                                             ===========   ===========   ===========

Net income per share of Common Stock:
       Basic .............................................................   $       .17   $       .63   $       .91
                                                                             ===========   ===========   ===========
       Diluted ...........................................................   $       .16   $       .58   $       .83
                                                                             ===========   ===========   ===========

Weighted average number of shares of Common Stock and dilutive securities:
       Basic .............................................................     1,506,705     1,480,490     1,302,113
                                                                             ===========   ===========   ===========
       Diluted ...........................................................     1,529,549     1,614,315     1,427,936
                                                                             ===========   ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.




            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Retained
                                                                                Earnings          Total
                                                Common Stock                  (Accumulated     Shareholders'
                                                   Shares         Amount         Deficit)          Equity
                                                 ----------    ------------    ------------    ------------
BALANCES, December 31, 2000 ................      1,506,705    $ 16,855,661    $   (384,745)   $ 16,470,916
    Net Income, year-ended December 31, 2001           --              --           250,256         250,256
                                                 ----------    ------------    ------------    ------------
BALANCES, December 31, 2001 ................      1,506,705      16,855,661        (134,489)     16,721,172
    Common Stock options exercised .........         45,348         111,359                         111,359
    Purchase and retirement of Common Stock        (117,236)     (1,161,812)                     (1,161,812)
    Exercise of Common Stock options
       recorded as compensation expense ....           --            60,054            --            60,054
    Tax benefit of Common Stock options
       exercised ...........................           --            94,567            --            94,567
    Net Income, year-ended December 31, 2002                                        933,686         933,686
                                                 ----------    ------------    ------------    ------------
BALANCES, December 31, 2002 ................      1,434,817      15,959,829         799,197      16,759,026
    Common Stock options exercised .........         64,889         224,215                         224,215
    Purchase and retirement of Common Stock        (296,195)     (3,923,688)                     (3,923,688)
    Tax benefit of Common Stock options
       exercised ...........................           --           158,347            --           158,347
    Other ..................................                          9,660                           9,660
    Net Income, year-ended December 31, 2003                                      1,183,687       1,183,687
                                                 ----------    ------------    ------------    ------------
BALANCES, December 31, 2003 ................      1,203,511    $ 12,428,363    $  1,982,884    $ 14,411,247
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



      BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES Page 1 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                     --------------------------------------------
                                                                                         2001            2002            2003
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................................   $    250,256    $    933,686    $  1,183,687
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization ..........................................      2,784,294       2,716,435       2,464,298
          (Gain) Loss on disposition of property .................................          7,956         (23,312)         17,897
          Allowance for doubtful accounts ........................................            748          11,008           3,035
          Provision for deferred income taxes ....................................         72,333         172,924         324,690
          Amortization of debt issuance costs ....................................         21,824          66,578          19,776
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable ....................................................        784,422         367,409          32,155
          Prepaid expense, income tax receivable
              and other assets ...................................................       (289,187)        (14,770)         (5,301)
          Accounts payable and accrued expenses ..................................        293,680         737,524           9,220
          Income taxes payable ...................................................         48,479         (18,260)        160,664
          Other long-term obligations ............................................         44,269           4,546           2,249
                                                                                     ------------    ------------    ------------
          Net cash provided by operating activities ..............................      4,019,074       4,953,768       4,212,370
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties, net ......................................        (70,367)        284,479            --
    Capital expenditures .........................................................       (546,798)       (513,779)       (465,460)
    Acquisition of dental offices ................................................       (435,006)     (1,158,477)           --
                                                                                     ------------    ------------    ------------
    Net cash used in investing activities ........................................     (1,052,171)     (1,387,777)       (465,460)
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit ....................................................     13,525,000       1,670,000      12,825,000
    Repayments - line of credit ..................................................    (19,839,000)     (1,838,000)    (10,825,000)
    Advances - term-loan .........................................................      4,000,000            --              --
    Repayments - term-loan .......................................................       (125,000)     (2,050,000)     (1,825,000)
    Repayment of long-term debt ..................................................       (202,827)       (312,327)       (344,712)
    Payment of financing costs ...................................................        (67,257)        (16,311)         (7,703)
    Proceeds from exercise of Common Stock options ...............................           --           111,359         224,215
    Purchase and retirement of Common Stock ......................................           --        (1,161,812)     (3,923,688)
    Exercise of Common Stock options recorded
      as compensation expense ....................................................           --            60,054            --
    Tax benefit of Common Stock options exercised ................................           --            94,567         158,347
    Other ........................................................................           --              --             9,660
                                                                                      ------------      ---------       ---------
    Net cash used in financing activities ........................................     (2,709,084)     (3,442,470)     (3,708,881)
                                                                                     ------------    ------------    ------------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS .............................................................        257,819         123,521          38,029
CASH AND CASH EQUIVALENTS, beginning of year .....................................        691,417         949,236       1,072,757
                                                                                      ------------      ---------       ---------
CASH AND CASH EQUIVALENTS, end of year ...........................................   $    949,236    $  1,072,757    $  1,110,786
                                                                                      ============      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                                   Page 2 of 2

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                          ----------------------------------------
                                                                              2001           2002         2003
                                                                          ------------   ----------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the year for interest .........................   $    503,979   $  345,081   $  217,239
                                                                          ============   ==========   ==========
       Cash paid during the year for income taxes .....................   $       --     $  370,880   $  266,010
                                                                          ============   ==========   ==========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices ...............................   $    434,000   $1,159,000   $     --
                                                                          ============   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 and manages dental group practices. As of December 31, 2001, 2002 and 2003 the Company managed 56, 54, and 54 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company's growth through December 31, 2003 as follows:

                                               De Novo                Office
                     Acquisitions           Developments          Consolidations

1999 and Prior *           42                      16                   (4)
2000                        -                       2                    -
2001                        -                       -                   (2)
2002                        -                       -                    -
2003                        -                       -                    -
                     -------------          --------------        --------------

Total                      42                      18                   (6)
                     =============          ==============        ==============

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

(2)     SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2003.

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

A summary of the components of net revenue for the years ended December 31, 2001, 2002, and 2003 follows:


                                                       Years Ended December 31,
                                               ---------------------------------------
                                                   2001          2002          2003
                                               -----------   -----------   -----------
Total dental group practice revenue, net ...   $41,388,573   $42,679,654   $43,120,605
Less - revenue from managed offices, net ...     3,941,061          --            --
                                               -----------   -----------   -----------
Dental office revenue, net .................    37,477,512    42,679,654    43,120,605
Less - amounts retained by dental offices ..    10,904,069    12,424,905    12,825,202
                                               -----------   -----------   -----------

Net revenue from consolidated dental offices    26,543,443    30,254,749    30,295,403
Management service fee revenue .............     2,705,890          --            --
                                               -----------   -----------   -----------
Net revenue ................................   $29,249,333   $30,254,749   $30,295,403
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

During 2001, 2002, and 2003, 15.4%, 13.0%, and 13.5%, respectively, of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive a co-pay from the patient for certain services provided. Revenue from the Company's capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 2001, 2002 and 2003, the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 7.4%, 6.6% and 6.9%, respectively, CIGNA Dental Health was responsible for 6.0%, 6.3% and 6.7%, respectively and Delta Care was responsible for 8.0%, 6.6% and 4.9%, respectively.

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

       Management Service Fee Revenue

During 2001 for the Offices for which the Company has Management Agreements, but did not have control, the Company received management service fee revenue included with net revenue in the accompanying statements of operations. "Management service fee revenue" is equal to gross revenue less compensation for dentists and hygienists for the Offices. Direct expenses associated with the operations of these Offices are also included in the accompanying statements of operations.

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

       Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $2,125,756, $1,979,506, and $1,700,376 for the years ended December 31, 2001, 2002 and 2003, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $658,538, $736,929 and $763,922 for the years ended December 31, 2001, 2002, and 2003, respectively.

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

        Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy. The Company may be exposed to credit risk generally associated with healthcare and retail companies. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

       Income Taxes

The Company accounts for income taxes (Note 10) pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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


                                                            Years Ended December 31,
                ---------------------------------------------------------------------------------------------------------------
                                 2001                                 2002                                  2003
                -----------------------------------   -----------------------------------   -----------------------------------
                              Weighted        Per                   Weighted                    Per       Weighted       Per
                               Average       Share                  Average                    Share       Average      Share
                  Income       Shares       Amount      Income       Shares      Amount       Income       Shares      Amount
                ----------   ----------   ---------   ----------   ----------   ---------   ----------   ----------   ---------
Basic EPS:
Net income      $  250,256    1,506,705   $    .17    $  933,686    1,480,490   $   .63     $1,183,687    1,302,113   $   .91
                ==========   ==========   =========   ==========   ==========   =========   ==========   ==========   =========


Diluted EPS:
   Net income   $  250,256    1,529,549   $    .16    $  933,686    1,614,315   $   .58     $1,183,687    1,427,936   $   .83
                ==========   ==========   =========   ==========   ==========   =========   ==========   ==========   =========


  The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2002 and 2003 relates to the effect of 22,844, 133,825 and 125,823, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

       Comprehensive Income

The FASB issued SFAS 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For 2001, 2002 and 2003 net income and comprehensive income were the same.

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

       Stock-Based Compensation Plans

As permitted under the SFAS 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company follows the disclosure provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                               2001           2002           2003
                                                           -----------    -----------    -------------
     Net income:
         As reported ...................................   $   250,526    $   933,686    $   1,183,687
         Stock based compensation included in net income             -              -                -
         Fair value of stock based compensation,
           net of income taxes .........................      (120,088)       (68,035)        (249,710)
                                                           -----------    -----------    -------------
         Pro forma .....................................   $   130,438    $   865,651    $     933,977
                                                           ===========    ===========    =============
     Net income per share, basic:
         As reported ...................................   $       .17    $       .63    $         .91
         Stock based compensation included in net income             -              -                -
         Fair value of stock based compensation,
           net of income taxes .........................          (.08)          (.05)            (.19)
                                                           -----------    -----------    -------------
         Pro forma .....................................   $       .09    $       .58    $         .72
                                                           ===========    ===========    =============

Weighted average shares used to calculate pro forma net income per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

       Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

 (3)   ACQUISITIONS

With each Office acquisition, the Company enters into a contractual arrangement, including a Management Agreement, which has a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has long-term and unilateral control over the assets and business operations of each Office. Accordingly, acquisitions are considered business combinations and treated under the purchase method of accounting.

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

(4)    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                         December 31,
                                                 ----------------------------
                                                     2002            2003
                                                 ------------    ------------
Dental equipment .............................   $  4,473,626    $  4,609,504
Furniture and fixtures .......................        998,469       1,012,879
Leasehold improvements .......................      4,185,162       4,232,399
Computer equipment, software and related items      2,614,112       2,722,522
Instruments ..................................        753,815         854,934
                                                 ------------    ------------
                                                   13,025,184      13,432,238

Less - accumulated depreciation ..............     (9,098,762)    (10,752,069)
                                                 ------------    ------------
Property and equipment, net ..................   $  3,926,422    $  2,680,169
                                                 ============    ============

(5)      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

                                    December 31,
                                -------------------
                                  2002       2003
                                --------   --------
Deferred financing costs, net   $ 16,689   $  4,916
Deposits ....................    150,109    150,545
                                --------   --------
                                $167,098   $155,461
                                ========   ========

Deferred financing costs are related to the acquisition and amendment of the revolving credit agreement and term loan and are being amortized over the life of the credit agreement, which expires on May 31, 2005. (Note 7).

 (6) INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

                                                             December 31,
                                     Amortization   ----------------------------
                                       Period           2002           2003
                                    ------------    -----------     -----------
Management agreements..............    25 years      $18,986,442    $18,986,442
Less - accumulated amortization....                   (3,490,171)    (4,254,093)
                                                    -----------     -----------

Intangible assets, net.............                  $15,496,271    $14,732,349
                                                     ===========    ===========


The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2004           $    760,299
2005                760,299
2006                760,299
2007                760,299
2008                760,299
              -------------
                $ 3,801,495
              =============


(7)      DEBT

Debt consists of the following:
                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2002            2003
                                                                                  -----------    -----------
   Term-loan with a bank for $4.0 million, interest payable
      monthly at lender's prime rate (4.25% at December 31, 2002), principal payments of $250,000 due quarterly, collateralized by the Company's account receivables and

      Management Agreements, due in April 2003  ...............................   $ 1,825,000    $      --

   Revolving credit agreement with a bank not to exceed $4.0 million, at either, or a combination of, lender's Base Rate plus 0.5% (4.50% at
      December 31, 2003) or a LIBOR rate Plus 2.0% (3.15% at December 31,
      2003), collateralized by the Company's account receivables and
      Management Agreements, due in May 2005  .................................          --        2,000,000

Acquisition notes payable:

   Due in October 2003; interest at 8%; no collateral; monthly principal
      and interest payments of $2,028  ........................................        19,604            --
   Due in February 2005; interest at 8%; no collateral; monthly principal
      and interest payments of $809  ..........................................        11,616          6,503
   Due in June 2005; interest at 8%; no collateral; monthly principal and
      interest payments of $2,737  ............................................        74,210         46,284
   Due in April, 2006; interest at 8%; no collateral; monthly principal and
      interest payments of $4,400  ............................................       154,112        112,115
   Due in April, 2006; interest at 8%; no collateral; monthly principal and
      interest payments of $4,400  ............................................       154,112        112,115
   Due in January, 2007, interest at 8%, no collateral, monthly principal and
      interest payments of $4,055  ............................................       169,012        132,552
   Due in January, 2007, interest at 8% no collateral, monthly principal and
      interest payments of $4,055  ............................................       169,012        132,552
   Due in March, 2007, interest at 8%, no collateral, monthly principal and
      interest payments of $11,335  ...........................................       488,688        388,109
   Due in September, 2007, interest at 8%, no collateral, monthly principal and
      interest payments of $4,055..............................................       191,769        157,193
                                                                                  -----------    -----------
                                                                                  $ 3,257,135    $ 3,087,423

Less - current maturities .....................................................    (2,169,713)      (351,847)
                                                                                  -----------    -----------
Long-term debt, net of current maturities .....................................   $ 1,087,422    $ 2,735,576
                                                                                  ===========    ===========


       Credit Facility

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate plus a Base Rate Margin or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" plus a Base Rate Margin of one-half percent (0.5%) or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR rate Loan was made plus a LIBOR Rate Margin of 2.0%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2005. At December 31, 2003, the Company had $2.0 million outstanding and $2.0 million available for borrowing under the revolving loan. This consisted of $600,000 outstanding under the Base Rate Option and $1.4 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2003 the Company was in full compliance with all of its covenants under this agreement.

The scheduled maturities of debt are as follows:

   Years ending
   December 31,
   2004 ............   $  351,847
   2005 ............    2,359,561
   2006 ............      299,085
   2007 ............       76,930
   Thereafter ......            -
                       ----------
                       $3,087,423
                       ==========

(8)

SHAREHOLDERS' EQUITY

During 2000 the Company received notice from the Nasdaq Stock Market that the Company did not comply with the requirements for continued listing on the Nasdaq National Market System. In order to satisfy Nasdaq's listing requirements for the Nasdaq SmallCap Market, effective February 26, 2001, the Company's shareholders approved a one-for-four reverse stock split. The SmallCap Market's maintenance standards, among other things, require the Company to have 1) at least 500,000 shares of Common Stock held by non-affiliates; 2) an aggregate market public float of at least $1,000,000; 3) at least 300 shareholders who own 100 shares of Common Stock or more; and 4) a minimum bid price of at least $1.00 per share. All shares, share prices and earnings per share calculations for all periods have been restated to reflect this reverse stock split. The Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "BDMS" since February 26, 2001.

Treasury Stock

On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market. On May 6, 2003 the Company's Board of Directors unanimously approved an incremental increase of $1.0 million in the amount that could be used to purchase shares of the Company's Common Stock on the open market at prices up to $14.00 per share. On July 15, 2003, the Company's Board of Directors approved the purchase of 83,975 shares of the company's Common Stock from a private shareholder of the Company, at an aggregate cost of $1,154,656. As a condition of this purchase, the Company and the private shareholder have entered into a stock repurchase agreement whereby the private shareholder and his affiliated companies, among other items, agree that for a period of two years from July 16, 2003 will not: 1) acquire, directly or indirectly, any voting securities of the Company; 2) solicit proxies with respect to the Company's voting securities under any circumstances; and 3) take any action or assist in any manner, directly or indirectly, to influence or affect control of the Company. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share.

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

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, has 160,475 shares of Common Stock reserved for issuance. The Dental Center Plan provides for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee ("the Committee") appointed by the Board of Directors, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed ten years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the Committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to shareholders who own more than 10% of the outstanding common stock. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three equal annual installments.

A summary of stock option activity under both the 2002 2003 Employee Plan and the Dental Center Plan as of December 31, 2001, 2002 and 2003 and changes during the years then ended is presented below:


                                                2001                      2002                       2003
                                       --------------------     ------------------------     ---------------------
                                                    Weighted                    Weighted                  Weighted
                                                    Average                     Average                    Average
                                                    Exercise                    Exercise                  Exercise
                                        Shares       Price        Shares         Price        Shares        Price
                                        -------    --------       -------       --------     --------     --------
Outstanding at beginning of year.....   147,552     $ 16.23       282,899       $   7.81      221,088     $   7.64
        Granted .....................   180,750    $   2.01         5,000       $   4.60     158,000      $  11.35
        Canceled  ..................   (45,403)    $  12.06       (21,463)       $ 20.20     (42,201)     $  19.21
        Exercised....................         -    $      -       (45,348)      $   2.46     (64,889)     $   3.46
                                       --------                   -------                    -------
Outstanding at end of year ..........   282,899    $   7.81       221,088        $  7.64     271,998      $   8.99
                                       ========    ========       =======        =======     =======       =======
Exercisable at end of year ..........    92,003     $ 19.41       107,675        $ 13.43     171,083        $10.49
                                         ======     =======      ========        =======     =======        ======

Weighted average remaining
   contractual life at end of year...                  3.60                         2.60                      3.40
                                                    =======                     ========                  ========



The following table summarizes information about the options outstanding at December 31, 2003:


                                            Options Outstanding                          Options Exercisable
                              ----------------------------------------------         -----------------------------
                                Number of          Weighted                             Number of
                                 Options           Average          Weighted             Options           Weighted
                             Outstanding at       Remaining         Average          Exercisable at        Average
                              December 31,       Contractual        Exercise          December 31,         Exercise
  Range of Exercise Prices        2003              Life             Price                2003               Price
                               ----------         --------        --------               --------         --------
          $0.00-- 7.80             93,997             2.60          $ 2.28                 42,082           $ 2.57
         $7.81-- 15.84            165,500             4.00          $11.30                116,500           $11.43
        $15.85-- 23.76              1,000              .20          $16.00                  1,000           $16.00
        $23.77-- 31.68              7,751             1.10          $26.51                 7,751            $26.51
        $31.69-- 39.60              3,750              .90          $35.73                  3,750           $35.73
                                ---------         --------        --------               --------         --------
         $0.00-- 39.60            271,998             3.40         $  8.99                171,083           $10.49
                                =========             ====         =======               ========           ======


       Warrants

At December 31, 2001, 2002 and 2003, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 7,338, 30,000 and 30,000, respectively, of shares of the Company's Common Stock.

A summary of warrants as of December 31, 2001, 2002 and 2003, and changes during the years then ended is presented below:


                                                 2001                         2002                     2003
                                        ----------------------      ----------------------       -----------------
                                                      Weighted                    Weighted                 Weighted
                                                       Average                     Average                  Average
                                                      Exercise                    Exercise                 Exercise
                                        Shares         Price         Shares         Price         Shares     Price
                                        -------        -------      -------        -------       -------    ------
Outstanding at beginning of year         72,723        $ 17.53        7,338        $ 24.14        30,000    $ 5.06

       Granted                                -             -        30,000           5.06             -         -
       Cancelled                        (65,385)         16.79       (7,338)         24.14             -         -

Outstanding at end of year                7,338        $ 24.14       30,000        $  5.06        30,000    $ 5.06
                                        =======        =======      =======        =======      ========    ======
Exercisable at end of year                7,338        $ 24.14            -        $     -        10,002    $ 5.06
                                        =======        =======      =======        =======      ========    ======
Weighted average remaining
    contractual life at end of year                        .50                        4.10                    3.10
                                                      ========                      ======                  ======


The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented in Note 1 and below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:

                                            2001        2002        2003
                                         ---------   ---------   ---------
  Risk-free interest rate ..............     3.79%       3.49%       3.12%
  Expected dividend yield ..............        0%          0%          0%
  Expected lives ....................... 3.5 years   3.4 years   5.0 years
  Expected volatility ..................       77%         63%         49%

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

The total fair value of options and warrants granted was computed to be approximately $203,000, $72,000, and $712,000 for the years ended December 31, 2001, 2002, and 2003, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $177,772, $109,382 and $410,303 for the years ended December 31, 2001, 2002 and 2003, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                               2001           2002            2003
                                                           -----------    -----------    -------------
     Net income:
         As reported ...................................   $   250,526    $   933,686    $   1,183,687
         Stock based compensation included in net income          --             --               --
         Fair value of stock based compensation,
           net of income taxes .........................      (120,088)       (68,035)        (249,710)
                                                           -----------    -----------    -------------
         Pro forma .....................................   $   130,438    $   865,651    $     933,977
                                                           ===========    ===========    =============
     Net income per share, basic:
         As reported ...................................   $       .17    $       .63    $         .91
         Stock based compensation included in net income          --             --               --
         Fair value of stock based compensation,
           net of income taxes .........................          (.08)          (.05)            (.19)
                                                           -----------    -----------    -------------
         Pro forma .....................................   $       .09    $       .58    $         .72
                                                           ===========    ===========    =============


Weighted average shares used to calculate pro forma net income per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

(9)    COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,596,248, $2,660,821 and $2,702,512 for the years ended December 31, 2001, 2002, and 2003 respectively. Rent expense for leases with related parties (affiliated dentists) for the years ended December 31, 2001, 2002, and 2003 totaled $27,600, $27,600, and $30,674, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

                  Years ending
                  December 31,
                 --------------
                     2004 ...........  $ 2,137,710
                     2005 ...........    1,826,104
                     2006 ...........    1,447,664
                     2007 ...........      986,351
                     2008 ...........      536,807
                     Thereafter .....            -
                                       -----------
                                       $ 6,934,636

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

(10)     INCOME TAXES

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

Income tax expense (benefit) for the years ended December 31, consists of the following:

                                         2001             2002             2003
                                   ---------------   -------------     -------------
Current:
    Federal ....................   $        48,479   $     360,115     $     406,557
    State ......................                 -          34,322            82,925
                                   ---------------   --------------    -------------
                                            48,479         394,437           489,482
                                   ---------------   --------------    -------------
Deferred:
    Federal ....................            67,863         184,540           293,567
    State ......................             4,470         (11,616)          (21,874)
                                   ---------------   --------------    -------------
                                            72,333         172,924           271,693
                                   ---------------   -------------     -------------
 Total income tax expense ......   $       120,812   $     567,361     $     761,175
                                   ===============   =============     =============

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

                                             2001          2002          2003
                                          ---------     ---------     ---------
 Statutory federal income tax
    expense                                    34.0%         34.0%         34.0%
 State income tax expense                       3.3           3.3           4.2
 Effect of permanent differences -
    travel and entertainment expenses          (4.7)          1.2           1.5
 Other                                            -           (.7)          (.6)
                                          ---------     ---------     ---------
                                               32.6%         37.8%         39.1%
                                          =========     =========     =========

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                          December 31,
                                                ----------------------------
                                                    2002              2003
                                                -----------      -----------
 Deferred tax assets current:
     Accruals not currently deductible          $    41,246      $    39,025
     Allowance for doubtful accounts                 79,376           82,450
                                                -----------      -----------
                                                    120,622          121,475
 Deferred tax assets long-term:
     Benefit of AMT tax credit                      174,666           10,243
     Depreciation for tax under books               651,715          759,757
                                                -----------      -----------
                                                    826,381          770,000
 Deferred tax liabilities long-term:
     Intangible asset amortization for tax
        over books                                 (903,638)      (1,119,801)
     Deferred equity tax asset                       52,999                -
                                                -----------      -----------
                                                   (850,639)      (1,119,801)

 Net deferred tax asset (liability)             $    96,364      $  (228,326)
                                                ===========      ===========


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

The tax benefits associated with the exercise of non-qualified options in 2002 reduced the taxes payable at December 31, 2002 by approximately $42,000 and created a $52,999 deferred tax equity benefit. In 2003, the tax benefits associated with the exercise of non-qualified options reduced taxes payable by approximately $155,000 and increased equity by the same amount.

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

(11)   BENEFIT PLANS

       Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 50% of the first 6% of each employee's contribution. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the years ended December 31, 2002 and 2003 the Company did not make any contributions to the plan.

         Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(12)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2002 and 2003.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

                                                                                         Net Income
                                                   Contribution                          (Loss) Per
                                                       From              Net              Share of
                                    Net               Dental            Income             Common
                                  Revenue            Offices            (Loss)         Stock (Diluted)
                                -------------       -----------        ----------        ---------
2001 quarter ended:
    March 31, 2001 ..........  $   7,714,671        $ 1,038,462        $ (175,243)       $    (.12)
    June 30, 2001 ...........      7,518,664          1,040,640           118,338              .08
    September 30, 2001 ......      7,049,075            924,001           125,725              .08
    December 31, 2001 .......       6,966,923         1,088,606           181,436              .12
                                -------------       -----------        ----------        ---------

                               $   29,249,333       $ 4,091,709        $  250,256        $     .16
                               ==============       ===========        ==========        =========


2002 quarter ended:
   March 31, 2002 ...........  $   7,767,614        $ 1,474,771        $  237,546        $     .15
   June 30, 2002 ............      7,633,596          1,244,791           242,053              .15
   September 30, 2002 .......      7,558,588          1,279,631           263,946              .16
   December 31, 2002 ........      7,294,951          1,150,567           190,141              .12
                                ------------        -----------           -------        ---------

                               $  30,254,749        $ 5,149,760         $ 933,686        $     .58
                               =============       ============         =========        =========

2003 quarter ended:
   March 31, 2003              $   7,728,758        $ 1,378,906        $  276,697        $     .18
   June 30, 2003                   7,880,470          1,420,082           308,517              .21
   September 30, 2003              7,537,951          1,324,346           298,435              .21
   December 31, 2003               7,148,224          1,266,476           300,038              .23
                                ------------        -----------           -------        ---------

                               $  30,295,403        $ 5,389,810        $1,183,687        $     .83
                               =============        ===========        ==========        =========

(14) SUBSEQUENT EVENTS

On February 19, 2004 the Company entered into a contract to lease approximately 2,800 square feet of office space at a shopping center in Phoenix, Arizona at which site the Company will develop a de novo office to be named Perfect Teeth/Olive, P.C. The term of the lease is for five years with an option to extend the lease an additional five years.

On March 9, 2004 the Company announced the beginning of a quarterly cash dividend, the first of which will be paid at the rate of $.075 per share of Common Stock on April 14, 2004 to shareholders of record March 31, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of shareholders to be held on or about June 8, 2004 and is hereby incorporated by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets -
                           December 31, 2002 and 2003

                  Consolidated Statements of Operations -
                           Years ended December 31, 2001, 2002 and 2003

                  Consolidated Statements of Shareholders' Equity - Years ended
                           December 31, 2001, 2002 and 2003

                  Consolidated Statements of Cash Flows - Years ended December
                           31, 2001, 2002 and 2003

                  Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

                  Report of Independent Public Accountants on Schedule

                  II - Valuation and Qualifying Accounts -
                           Three Years Ended December 31, 2003

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b) Reports on Form 8-K:

         On November 6, 2003 the Company filed a report on Form 8-K related to reporting of financial results for the third quarter of 2003.

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

Exhibit
 Number                          Description of Document

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

Exhibit
 Number                          Description of Document

10.41 Fourth Amendment to Amended and Restated Credit Agreement dated April 24, 2003 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.41 of the company's form 10-Q for the quarterly period ended March 31, 2003 filed with the Securities and Exchange Commission on May 8, 2003.

10.42     Birner Dental Management Services, Inc. Code of Ethics

10.43 Second Amended and Restated Credit Agreement dated August 7, 2003 between Registrant and Key Bank of Colorado, incorporated herein as
          Exhibit 10.41 of the Company's Form 10-K for the annual period ended December 31, 2003.

31.1 &    Certification of 10-K report pursuant to Section 302 of the
31.2      Sarbanes-Oxley Act of 2002.


32.1 Certification of 10-K report pursuant to Section 906 of the S arbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation

/s/ Frederic W.J. Birner         Chairman of the Board,           March 19, 2004
----------------------------     Chief Executive
Frederic W.J. Birner             Officer and Director
                                 (Principal Executive
                                 Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner         Chairman of the Board,           March 19, 2004
---------------------------      Chief Executive
Frederic W.J. Birner             Officer and Director
                                 (Principal Executive
                                 Officer)

/s/ Mark A. Birner               President and Director           March 19, 2004
--------------------------
Mark A. Birner, D.D.S.



/s/ Dennis N. Genty              Chief Financial Officer,         March 19, 2004
--------------------------       Secretary, Treasurer and
Dennis N. Genty                  Director (Principal
                                 Financial and Accounting
                                 Officer)

/s/ James M. Ciccarelli          Director                         March 19, 2004
-------------------------
James M. Ciccarelli

/s/ Brooks G. O'Neil             Director                         March 19, 2004
-------------------------
Brooks G. O'Neil

/s/ Paul E. Valuck               Director                         March 19, 2004
-------------------------
Paul E. Valuck D.D.S.

                         REPORT OF INDEPENDENT AUDITORS

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2001, 2002 and 2003 included in this Form 10-K and have issued our report thereon dated February 6, 2004. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2001, 2002 and 2003 have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Hein & Associates LLP

Denver, Colorado,
February 6, 2004.


            Birner Dental Management Services, Inc. and Subsidiaries
                          Financial Statement Schedule
                     II - Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts

                              Column C - Additions

                      Column B
                     Balance at       Charged to     Charged to                        Column E
    Column A        beginning of      costs and        other         Column D       Balance at end
  Description          period          expenses      accounts *     Deductions**       of period
  -----------       ------------     -----------    -----------     ------------    --------------
      2003           $ 212,803        $  3,035         $    -          $    -        $  215,838
      2002           $ 201,795        $ 11,008         $    -          $    -        $  212,803
      2001           $ 201,047        $    748         $    -          $    -        $  201,795


* Allowance recorded, as the result of accounts receivable acquired. **Charges to the account are for the purpose for which the reserves were created.