Form 10-Q
period 2004-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2004-05-14
CIK 948072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2004
                                            --------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                         --------------    ----------------


                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                   84-1307044
-----------------------------------------------        ------------------------
 (State or other jurisdiction of incorporation               (IRS Employer
                or organization)                          Identification No.)


            3801 EAST FLORIDA AVENUE, SUITE 508
                     DENVER, COLORADO                            80210
--------------------------------------------------     ------------------------
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

Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Shares Outstanding as of May 11, 2004
-------------------------------          --------------------------------------
Common Stock, without par value                        1,188,260

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                Page
                                                                                              ----
          Unaudited Condensed Consolidated Balance Sheets as of December 31, 2003
            and March 31, 2004                                                                  3

          Unaudited Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2003 and 2004                                                4

          Unaudited Condensed Statement of Shareholders' Equity as of March 31, 2004            5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2003 and 2004                                                      6

          Unaudited Notes to Condensed Consolidated Financial Statements                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           18

Item 4.   Controls and Procedures                                                              18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    19

Item 2.   Changes in Securities and Use of Proceeds                                            19

Item 6.   Exhibits and Reports on Form 8-K                                                     20

Signatures                                                                                     21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            March 31,
                                     ASSETS                                           2003                   2004
                                                                                  -------------         -------------
                                                                                           **             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $   1,110,786         $     932,773
    Accounts receivable, net of allowance for doubtful accounts
       of $215,838 and $208,010, respectively                                         2,673,041            3,051,749
    Deferred tax asset                                                                  121,475              121,475
    Prepaid expenses and other assets                                                   736,424              651,455
                                                                                  -------------         -------------
                Total current assets                                                  4,641,726            4,757,452

PROPERTY AND EQUIPMENT, net                                                           2,680,169            2,458,145

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           14,732,349           14,542,270
    Deferred charges and other assets                                                   155,461              154,613
                                                                                  -------------         -------------
                Total assets                                                      $  22,209,705         $ 21,912,480
                                                                                  =============         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                         $   3,990,467         $  4,702,347
    Income taxes payable                                                                190,883              285,294
    Current maturities of long-term debt                                                351,847              358,578
                                                                                  -------------         -------------
             Total current liabilities                                                4,533,197            5,346,219

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         349,801              349,801
    Long-term debt, net of current maturities                                         2,735,576            1,743,394
    Other long-term obligations                                                         179,884              179,266
                                                                                  -------------         -------------
                Total liabilities                                                     7,798,458           7,618,680


SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,203,511 and 1,185,010 shares issued and
       outstanding, respectively                                                     12,428,363           11,970,776
    Retained earnings                                                                 1,982,884            2,323,024
                                                                                  -------------         -------------
                Total shareholders' equity                                           14,411,247           14,293,800


                Total liabilities and shareholders' equity                        $  22,209,705         $ 21,912,480
                                                                                  =============         ============

** Derived from the Company's audited consolidated balance sheet at December 31, 2003

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                Quarters Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                             2003              2004
                                                                                         -----------       -----------
NET REVENUE                                                                              $ 7,728,758       $ 8,092,359
DIRECT EXPENSES:
    Clinical salaries and benefits                                                         3,010,839         3,052,005
    Dental supplies                                                                          444,597           464,135
    Laboratory fees                                                                          599,502           630,196
    Occupancy                                                                                863,708           887,558
    Advertising and marketing                                                                 97,939           146,950
    Depreciation and amortization                                                            582,027           472,344
    General and administrative                                                               751,240           823,134
                                                                                           ---------         ---------
                                                                                           6,349,852         6,476,322
                                                                                           ---------         ---------
    Contribution from dental offices                                                       1,378,906         1,616,037

CORPORATE EXPENSES:
        General and administrative                                                           799,838           818,089
        Depreciation and amortization                                                         79,982            56,597
                                                                                           ---------         ---------
    Operating income                                                                         499,086           741,351
    Interest expense, net                                                                     52,803            26,324
                                                                                           ---------         ---------
    Income before income taxes                                                               446,283           715,027
    Income tax expense                                                                       169,586           286,011
                                                                                           ---------         ---------
    Net income                                                                            $  276,697        $  429,016
                                                                                           =========         =========


Net income per share of Common Stock:
     Basic                                                                                $      .20        $      .36
                                                                                           =========         =========
     Diluted                                                                              $      .18        $      .33
                                                                                           =========         =========

Weighted average number of shares of Common Stock and dilutive securities:
     Basic                                                                                 1,407,292         1,188,651
                                                                                           =========         =========
     Diluted                                                                               1,534,001         1,296,610
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               Common Stock                                     Total
                                                      ------------------------------    Retained            Shareholders'
                                                        Shares           Amount         Earnings               Equity
                                                      ---------      ------------        ----------         -------------

BALANCES, December 31, 2003                           1,203,511      $ 12,428,363        $1,982,884         $14,411,247
   Common Stock options exercised                        22,999            87,843                 -              87,843
   Purchase and retirement of Common Stock              (41,500)         (545,430)                -            (545,430)
   Dividends declared on Common Stock                         -                 -          (88,876)             (88,876)
   Net Income                                                 -                 -           429,016             429,016
                                                      ---------      ------------        ----------         -----------
BALANCES, March 31, 2004                              1,185,010      $ 11,970,776        $2,323,024         $14,293,800
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

                                                                     Page 1 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                   March 31,
                                                                                      --------------------------------
                                                                                           2003                2004
                                                                                      ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    276,697         $   429,016
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                    662,009             528,941
          Gain on disposition of property                                                     (199)                  -
          Provision for doubtful accounts                                                   (5,042)             (7,828)
          Amortization of debt issuance costs                                               12,707                 848
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (243,593)           (370,880)
          Prepaid expenses and other assets                                                124,225              84,969
          Accounts payable and accrued expenses                                              6,713             623,004
          Dividends payable                                                                      -              88,876
          Income taxes payable                                                             119,586              94,411
          Other long-term obligations                                                        6,392                (618)
                                                                                      ------------         -----------
              Net cash provided by operating activities                                    959,495           1,470,739
                                                                                      ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (96,219)           (116,838)
                                                                                      ------------         -----------
                 Net cash used in investing activities                                     (96,219)           (116,838)
                                                                                      ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                                            1,925,000           4,200,000
    Repayments - line of credit                                                         (1,275,000)         (5,100,000)
    Repayments - term-loan                                                                (320,000)                  -
    Repayment of long-term debt                                                            (84,960)            (85,451)
    Proceeds from exercise of Common Stock options                                          99,797              87,843
    Purchase and retirement of Common Stock                                             (1,240,675)           (545,430)
    Common Stock Cash Dividends                                                                  -             (88,876)
                                                                                      ------------         -----------
    Net cash used in financing activities                                                 (895,838)         (1,531,914)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (32,562)           (178,013)
CASH AND CASH EQUIVALENTS, beginning of period                                           1,072,757           1,110,786
                                                                                      ------------         -----------

CASH AND CASH EQUIVALENTS, end of period                                              $  1,040,195         $   932,773
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                   March 31,
                                                                                      --------------------------------
                                                                                           2003                2004
                                                                                      ------------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                       $     52,953         $    43,660
                                                                                      ============         ===========

       Cash paid during the period for income taxes                                   $     50,000         $   191,600
                                                                                      =============        ===========

















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

(1)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                     2003           2004
                                                   ---------      ---------
                  Risk-free interest rate              2.39%          2.06%
                  Expected dividend yield                 0%           1.9%

                  Expected lives                   3.4 years      3.4 years
                  Expected volatility                    57%            27%


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

The total fair value of options and warrants granted was computed to be approximately $469,000 and $14,000 for the three months ended March 31, 2003 and 2004, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $404,000 and ($12,000) for the quarters ended March 31, 2003 and 2004, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            -------------------------
                                                                                              2003            2004
                                                                                            ---------      ----------
Net income, as reported                                                                     $ 276,697      $  429,016
Stock based compensation included in net income                                                     -               -
Fair value of stock based compensation,  net of income taxes                                 (274,592)          7,540
                                                                                            ---------      ----------
Pro forma net income                                                                        $   2,105      $  436,556
                                                                                            =========      ==========
Net income per share, basic:
        As reported                                                                         $     .20      $      .36
        Stock based compensation included in net income                                             -               -
        Fair value of stock based compensation, net of income taxes                              (.20)            .01
                                                                                            ---------      ----------
        Pro forma                                                                           $       -      $      .37
                                                                                            =========      ==========
Net income per share, diluted:
        As reported                                                                         $     .18      $      .33
        Stock based compensation included in net income                                             -               -
        Fair value of stock based compensation, net of income taxes                              (.18)            .01
                                                                                            ---------      ----------
        Pro forma                                                                           $       -      $      .34
                                                                                            =========      ==========


Weighted average shares used to calculate pro forma net income per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

(3) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share".

                                                                      Quarters Ended March 31,
                                           --------------------------------------------------------------------------
                                                           2003                                   2004
                                           -----------------------------------     ----------------------------------
                                                                     Per Share                              Per Share
                                             Income       Shares       Amount       Income       Shares       Amount
                                           ---------    ----------   ---------     ---------    ----------  ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 276,697     1,407,292      $ .20      $  429,016    1,188,651     $ .36

   Effect of dilutive shares of
     Common Stock from stock options
     and warrants                                  -       126,709       (.02)              -      107,959      (.03)
                                           ---------     ---------      -----      ----------    ---------     -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 276,697     1,534,001      $ .18      $  429,016    1,296,610     $ .33
                                           =========     =========      =====      ==========    =========     =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2003 and 2004 relates to the effect of 126,709 and 107,959, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate plus a Base Rate Margin or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" plus a Base Rate Margin of one-half percent (0.5%) or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR rate Loan was made plus a LIBOR Rate Margin of 2.0%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2005. At March 31, 2004, the Company had $1.1 million outstanding and $2.9 million available for borrowing under the revolving loan. This consisted of $100,000 outstanding under the Base Rate Option and $1.0 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2004 the Company was in full compliance with all of its covenants under this agreement.

(5)    RECENT ACCOUNTING PROUNCEMENTS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as filed with the Securities Exchange Commission on March 30, 2004), the "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2004" of this Quarterly Report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors, which have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2003 and 2004. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report.

Overview

The Company was formed in May 1995, and as of March 31, 2004 managed 54 Offices in Colorado, New Mexico and Arizona staffed by 82 general dentists and 18 specialists. The Company derives all of its revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by acquiring dental practices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company's growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets. The Company's growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff and through selective acquisitions and development of de novo Offices. The following table sets forth the increase in the number of Offices affiliated with and managed by the Company from 2000 through March 31, 2004, including the number of de novo Offices and acquired Offices in each such period.

                                             2000            2001            2002           2003         2004 (1)
                                             ----            ----            ----           ----         --------
Offices at beginning of the period            54              56              54             54             54
De novo Offices                                2               0               0              0              0
Acquired Offices                               0               0               0              0              0
Consolidation of Offices                       0              (2)              0              0              0
                                             ---             ---             ---            ---            ---
Offices at end of the period                  56              54              54             54             54
                                             ===             ===             ===            ===            ===

------------
(1) From January 1, 2004 through March 31, 2004.

At March 31, 2004, the Company's total assets of approximately $21.9 million included approximately $14.5 million of identifiable intangible assets related to Management Agreements. At that date, the Company had total shareholders' equity of approximately $14.3 million. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of March 31, 2004 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

Results of Operations

For the three months ended March 31, 2004, Revenue increased $803,000, or 7.4%, to $11.7 million compared to $10.9 million for the three months ended March 31, 2003. This increase is attributable to higher revenues in our Colorado Springs market due to increased advertising, higher revenues due to an increased emphasis in specialty dentistry and because the total number of dentists working in the first quarter of 2004 was 100 compared to 91 during the corresponding period in 2003. The Company is actively exploring ways to increase revenue growth, including; increased marketing, acquisitions of group or individual practices, and de novo practice development.

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

                                               Quarters Ended March 31,
                                             ---------------------------
                                              2003                2004
                                             -------             -------
Net revenue                                  100.0 %             100.0 %
Direct expenses:
     Clinical salaries and benefits           39.0 %              37.7 %
     Dental supplies                           5.7 %               5.7 %
     Laboratory fees                           7.8 %               7.8 %
     Occupancy                                11.2 %              11.0 %
     Advertising and marketing                 1.3 %               1.8 %
     Depreciation and amortization             7.5 %               5.8 %
     General and administrative                9.7 %              10.2 %
                                              ------              ------
                                              82.2 %              80.0 %
                                              ------              ------
Contribution from dental offices              17.8 %              20.0 %
Corporate expenses:
     General and administrative               10.3 %              10.1 %
     Depreciation and amortization             1.0 %               0.7 %
                                              ------              ------
Operating income                               6.5 %               9.2 %
Interest expense, net                          0.7 %               0.4 %
                                              ------              ------
Income before income taxes                     5.8 %               8.8 %
Income tax expense                             2.2 %               3.5 %
                                              ------              ------
Net income                                     3.6 %               5.3 %
                                              ======              ======


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003:

Net revenue. For the three months ended March 31, 2004 net revenue, or total dental group practice revenue less amounts retained by group practices for compensation to employed dentists and hygienists, increased $364,000, or 4.7% to $8.1 million compared to $7.7 million for the three months ended March 31, 2003. This increase is attributable to higher revenues in our Colorado Springs market due to increased advertising, higher revenues due to an increased emphasis in specialty dentistry and because the total number of dentists working in the first quarter of 2004 was 100 compared to 91 during the corresponding period in 2003.

Clinical salaries and benefits. For the three months ended March 31, 2004 clinical salaries and benefits increased $41,000, or 1.4% to $3.1 million compared to $3.0 million for the three months ended March 31, 2003. This increase was due to higher wages due to annual wage increases effective February 1, 2004 and higher medical insurance premiums effective January 1, 2004. As a percentage of net revenue, clinical salaries and benefits decreased to 37.7% for the three months ended March 31, 2004 compared to 39.0% for the three months ended March 31, 2003.

Dental supplies. For the three months ended March 31, 2004 dental supplies increased to $464,000 compared to $445,000 for the three months ended March 31, 2003, an increase of $19,000 or 4.4%. This increase is attributable to the higher number of dentists working. As a percentage of net revenue, dental supplies remained constant at 5.7% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Laboratory fees. For the three months ended March 31, 2004 laboratory fees increased to $630,000 compared to $600,000 for the three months ended March 31, 2003, an increase of $30,000 or 5.1%. This increase was due to the higher number of dentists working which results in more procedures requiring outside laboratory procedures. As a percentage of net revenue, laboratory fees remained constant at 7.8% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Occupancy. For the three months ended March 31, 2004 occupancy expense increased to $888,000 compared to $864,000 for the three months ended March 31, 2003, an increase of $24,000 or 2.8%. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2003 period. As a percentage of net revenue, occupancy expense decreased to 11.0% for the three months ended March 31, 2004 compared to 11.2% for the three months ended March 31, 2003.

Advertising and marketing. For the three months ended March 31, 2004 advertising and marketing increased to $147,000 compared to $98,000 for the three months ended March 31, 2003, an increase of $49,000 or 50.0%. This was attributable to enhanced advertising in the Colorado Springs, Colorado market area. As a percentage of net revenue, advertising and marketing increased to 1.8% for the three months ended March 31, 2004 compared to 1.3% for the three months ended March 31, 2003.

Depreciation and amortization. For the three months ended March 31, 2004 depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $472,000 compared to $582,000 for the three months ended March 31, 2003, a decrease of $110,000 or 18.8%. The decrease in the Company's depreciable asset base is a result of fewer Office acquisitions and no de novo Offices developed over the past three years as well as existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 5.8% for the three months ended March 31, 2004 compared to 7.5% for the three months ended March 31, 2003.

General and administrative. For the three months ended March 31, 2004 general and administrative, which is attributable to the Offices, increased to $823,000 compared to $751,000 for the three months ended March 31, 2003, an increase of $72,000 or 9.6%. This was attributable to higher dentist recruitment costs, higher office supplies expense, higher credit card fees incurred to be compliant with new State laws and higher professional liability insurance costs due to the increased number of dentists working. As a percentage of net revenue, general and administrative expenses increased to 10.2% for the three months ended March 31, 2004 compared to 9.7% during the three months ended March 31, 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $237,000, or 17.2% to $1.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. As a percentage of net revenue, contribution from dental offices increased to 20.0% for the three months ended March 31, 2004 compared to 17.8% for the three months ended March 31, 2003.

Corporate expenses - general and administrative. For the three months ended March 31, 2004 corporate expenses - general and administrative increased to $818,000 compared to $800,000 for the three months ended March 31, 2003, an increase of $18,000 or 2.3%. As a percentage of net revenue, corporate expense - general and administrative decreased to 10.1% for the three months ended March 31, 2004 compared to 10.3% during the three months ended March 31, 2003.

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2004 corporate expenses - depreciation and amortization decreased to $57,000 compared to $80,000 for the three months ended March 31, 2003, a decrease of $23,000 or 29.2%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.7% for the three months ended March 31, 2004 compared to 1.0% for the three months ended March 31, 2003.

Operating income. As a result of the matters discussed above, the Company generated operating income of $741,000 for the three months ended March 31, 2004 compared to operating income of $499,000 for the three months ended March 31, 2003, an increase of $242,000 or 48.5%. As a percentage of net revenue, operating income increased to 9.2% for the three months ended March 31, 2004 compared to 6.5% for the three months ended March 31, 2003.

Interest expense, net. For the three months ended March 31, 2004 interest expense, net decreased to $26,000 compared to $53,000 for the three months ended March 31, 2003, a decrease of $27,000 or 50.1%. This decrease in interest expense is attributable to lower average outstanding debt balances, lower interest rates and lower amortization of debt acquisition costs. As a percentage of net revenue, interest expense decreased to 0.4% for the three months ended March 31, 2004 compared to 0.7% for the three months ended March 31, 2003.

Net income. As a result of the above, the Company reported net income of $429,000 for the three months ended March 31, 2004 compared to net income of $277,000 for the three months ended March 31, 2003, an increase of $152,000 or 55.0%. Net income for the quarter ended March 31, 2004 was net of income tax expense of $286,000 while net income for the quarter ended March 31, 2003 was net of income tax expense of $170,000. As a percentage of net revenue, net income increased to 5.3% for the three months ended March 31, 2004 compared to 3.6% for the three months ended March 31, 2003.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes.

Net cash provided by operating activities was approximately $959,000 and $1.5 million for the three months ended March 31, 2003 and 2004, respectively. During 2004, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $623,000 (primarily due to higher dentist and staff compensation, bonuses and higher vendor balances payable as the result of higher production), an increase in income taxes payable of approximately $94,000, an increase in dividends payable of approximately $89,000 and a decrease in prepaid expenses and other assets of approximately $85,000, partially offset by an increase in accounts receivable of approximately $371,000 (primarily due to higher production). During the 2003 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in prepaid expenses and other assets of approximately $124,000, an increase in income taxes payable of approximately $120,000 and an increase in accounts payable and accrued expenses of approximately $7,000, partially offset by an increase in accounts receivable of approximately $244,000.

Net cash used in investing activities was approximately $96,000 and $117,000 for the three months ended March 31, 2003 and 2004, respectively. For the three months ended March 31, 2004, approximately $117,000 was invested in the purchase of additional property and equipment. For the three months ended March 31, 2003, approximately $96,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $896,000 and $1.5 million for the nine months ended March 31, 2003 and 2004, respectively. During the three months ended March 31, 2004, net cash used in financing activities was comprised of approximately $5.1 million used to pay down on the Company's bank line of credit, approximately $545,000 used in the purchase and retirement of Common Stock approximately $89,000 for the payment of dividends and approximately $85,000 for the repayment of long-term debt, partially offset by approximately $4.2 million in additional funds drawn on the Company's bank line of credit and approximately $88,000 in proceeds from the exercise of Common Stock options. During the three months ended March 31, 2003, net cash used in financing activities was comprised of approximately $1.3 million used to pay down on the Company's bank line of credit, approximately $1.2 million used in the purchase and retirement of Common Stock, approximately $320,000 used to reduce the amount outstanding on the Company's term-loan with its bank and approximately $85,000 for the repayment of long-term debt. This was partially offset by $1.9 million drawn from the Company's bank line of credit and approximately $100,000 of proceeds from the exercise of Common Stock options.

On August 7, 2003 the Company's current Credit Facility Agreement was amended. The new Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate plus a Base Rate Margin or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" plus a Base Rate Margin of one-half percent (0.5%) or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR rate Loan was made plus a LIBOR Rate Margin of 2.0%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2005. At March 31. 2004, the Company had $1.1 million outstanding and $2.9 million available for borrowing under the revolving loan. This consisted of $100,000 outstanding under the Base Rate Option and $1.0 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2004 the Company was in full compliance with all of its covenants under this agreement.

At March 31, 2004, the Company had outstanding indebtedness of approximately $1.0 million represented by notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At March 31, 2004, the Company had approximately $400,000 in capital commitments, which includes the development of two de novo offices. The Company's retained earnings as of March 31, 2004 was approximately $2.3 million and the Company had a working capital deficit on that date of approximately $589,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") increased approximately $109,000 to $1.3 million for the three months ended March 31, 2004 compared to $1.2 million for the corresponding three-month period in 2003. Although EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA can be made by adding Depreciation and Amortization Expense, Depreciation and Amortization Expense - Corporate, Interest Expense, Net and Income Tax Expense to Net Income as in the table below.

                                                                Quarters Ended March 31,
                                                    ---------------------------------------------
                                                          2003                           2004
                                                    -------------                  --------------
RECONCILIATION OF EBITDA:
    Net Income                                      $     276,697                  $      429,016
    Depreciation and Amortization                         582,027                         472,344
    Depreciation and Amortization - Corporate              79,982                          56,597
    Interest Expense, Net                                  52,803                          26,324
    Income Tax Expense                                    169,586                         286,011
                                                    -------------                   -------------
     EBITDA                                         $   1,161,095                   $   1,270,292
                                                    =============                   =============

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

The Company from time to time may purchase its Common Stock on the open market for treasury stock. On May 8, 2002 the Company's Board of Directors unanimously approved the purchase of shares of the Company's Common Stock on the open market up to $1.0 million. On October 24, 2002 the Company's Board of Directors unanimously approved an incremental increase of $500,000 in the amount that could be used to purchase shares of the Company's Common Stock on the open market to $1.5 million. On February 19, 2003 the Company's Board of Directors unanimously approved an increase, to $2.4 million from $1.5 million, in the amount that could be used to purchase shares of the Company's Common Stock on the open market. On May 6, 2003 the Company's Board of Directors unanimously approved an incremental increase of $1.0 million in the amount that could be used to purchase shares of the Company's Common Stock on the open market at prices up to $14.00 per share. On July 15, 2003, the Company's Board of Directors approved the purchase of 83,975 shares of the Company's Common Stock from a private shareholder of the Company, at an aggregate cost of $1,154,656. As a condition of this purchase, the Company and the private shareholder have entered into a stock repurchase agreement whereby the private shareholder and his affiliated companies, among other items, agree that for a period of two years from July 16, 2003 will not: 1) acquire, directly or indirectly, any voting securities of the Company; 2) solicit proxies with respect to the Company's voting securities under any circumstances; and 3) take any action or assist in any manner, directly or indirectly, to influence or affect control of the Company. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share. During the three month period ended March 31, 2004, the Company, in four separate transactions, purchased 41,500 shares of its Common Stock for total consideration of approximately $545,000 at prices ranging from $12.65 to $13.30 per share. A table describing such repurchases of Common Stock by the Company is provided in "Changes in Securities and Use of Proceeds".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of March 31, 2004, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line-of-credit is variable based upon the prime rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At March 31, 2004, $100,000 was outstanding with an interest rate of 4.50% (Prime plus 0.5%) and $1.0 million was outstanding with an interest rate of 3.09% (LIBOR 30 day rate plus 2.0%). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $4,000 for the three months ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock repurchases by the Company during the period January 1, 2004 through March 31, 2004.

                      Issuer Purchases of Equity Securities

                                                                                                             Maximum
                                                                                        Total Number          Number
                                                                                          Of Shares       Of Shares That
                                                                                        Purchased as        May Yet Be
                                                                          Average    Part of Publicly      Purchased
                                                     Total Number          Price        Announced         Under the
                                                       Of Shares          Paid per       Plans or           Plans or
                 Period                               Purchased            Share         Programs           Programs
                 ------                              ------------        ---------   ----------------    --------------
January 1, 2004 through January 31, 2004                17,000            $ 12.85          17,000              24,500
February 1, 2004 through February 29, 2004              24,500            $ 13.35          24,500                   -
March 1, 2004 through March 31, 2004                         -            $     -               -                   -
                                                        ------                             ------
Total                                                   41,500            $ 13.14          41,500                   -

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit
Number       Description of Document
-----------  -----------------------
31.1         Rule 13a-14(a) Certification of the Chief Executive Officer

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1         Section 1350 Certification.


(b) Reports on Form 8-K

             On March 9, 2004 the Company filed a report on Form 8-K related to reporting of financial results for the fourth quarter of 2003 as well as the announcement of the declaration of a quarterly dividend of $.075 per common share payable April 14, 2004 to shareholders of record March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation

Date:  May 11, 2004             By: /s/ Frederic W.J. Birner
                                    ---------------------------------------
                              Name: Frederic W.J. Birner
                             Title: Chairman of the Board, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

Date:  May 11, 2004             By: /s/ Dennis N. Genty
                                    ---------------------------------------
                              Name: Dennis N. Genty
                             Title: Chief Financial Officer, Secretary,
                                    Treasurer and Director
                                    (Principal Financial and Accounting Officer)