Form 10-Q
period 2004-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2004-08-13
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 2004
                                           -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                            ----------------    ---------------


                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                      84-1307044
-----------------------------------------------              -------------------
 (State or other jurisdiction of incorporation                  (IRS Employer
                or organization)                             Identification No.)


         3801 EAST FLORIDA AVENUE, SUITE 508
                  DENVER, COLORADO                           80210
------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

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

Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding as of August 12, 2004
-------------------------------        -----------------------------------------
Common Stock, without par value                        1,201,593

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                  Page
                                                                                                ----
          Unaudited Condensed Consolidated Balance Sheets as of December 31, 2003
           and June 30, 2004                                                                      3

          Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Six Months Ended June 30, 2003 and 2004                                            4

          Unaudited Condensed Statement of Shareholders' Equity as of June 30, 2004               5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2003 and 2004                                                           6

          Unaudited Notes to Condensed Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                                            11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             19

Item 4.   Controls and Procedures                                                                19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      20

Item 4.   Submission of Matters to a Vote of Security Holders                                    20

Item 5.   Other Information                                                                      20

Item 6.    Subsequent Events                                                                     20

Item 7.   Exhibits and Reports on Form 8-K                                                       21

Signatures                                                                                       22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,          June 30,
                                     ASSETS                                             2003                2004
                                                                                  -------------         -------------
                                                                                         **              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 1,110,786          $   916,005
    Accounts receivable, net of allowance for doubtful accounts
       of $215,838 and $230,495, respectively                                         2,673,041            2,897,163
    Deferred tax asset                                                                  121,475              121,475
    Prepaid expenses and other assets                                                   736,424              531,818
                                                                                    -----------          -----------
                Total current assets                                                  4,641,726            4,466,461

PROPERTY AND EQUIPMENT, net                                                           2,680,169            2,367,461

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           14,732,349           14,352,190
    Deferred charges and other assets                                                   155,461              157,358
                                                                                    -----------          -----------
                Total assets                                                        $22,209,705          $21,343,470
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 3,990,467          $ 4,452,539
    Income taxes payable                                                                190,883              198,100
    Current maturities of long-term debt                                                351,847              364,302
                                                                                    -----------          -----------
             Total current liabilities                                                4,533,197            5,014,941

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         349,801              349,801
    Long-term debt, net of current maturities                                         2,735,576            1,150,506
    Other long-term obligations                                                         179,884              176,636
                                                                                    -----------          -----------
                Total liabilities                                                     7,798,458           6,691,884


SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,203,511 and 1,196,593 shares issued and
       outstanding, respectively                                                     12,428,363           11,994,098
    Retained earnings                                                                 1,982,884            2,657,488
                                                                                    -----------          -----------
                Total shareholders' equity                                           14,411,247           14,651,586
                                                                                    -----------          -----------
                Total liabilities and shareholders' equity                          $22,209,705          $21,343,470
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Quarters Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                       ---------------------------       -----------------------------
                                                           2003            2004             2003               2004
                                                       -----------     -----------       -----------       -----------
NET REVENUE                                            $ 7,880,470     $ 8,085,785       $15,609,228       $16,178,144
DIRECT EXPENSES:
    Clinical salaries and benefits                       3,002,902       3,027,701         6,013,741         6,079,706
    Dental supplies                                        478,576         496,777           923,173           960,912
    Laboratory fees                                        669,624         640,350         1,269,126         1,270,546
    Occupancy    870,260                                   879,985       1,733,968         1,767,543
    Advertising and marketing                               95,719         190,816           193,658           337,766
    Depreciation and amortization                          565,459         458,127         1,147,486           930,471
    General and administrative                             777,848         869,436         1,529,088         1,692,570
                                                       -----------     -----------       -----------       -----------
                                                         6,460,388       6,563,192        12,810,240        13,039,514
                                                       -----------     -----------       -----------       -----------
    Contribution from dental offices                     1,420,082       1,522,593         2,798,988         3,138,630

CORPORATE EXPENSES:
       General and administrative                          811,860         743,867         1,611,698         1,561,956
       Depreciation and amortization                        74,767          54,325           154,749           110,922
                                                       -----------     -----------       -----------       -----------

    Operating income                                       533,455         724,401         1,032,541         1,465,752
    Interest expense, net                                   35,845          17,386            88,648            43,710

    Income before income taxes                             497,610         707,015           943,893         1,422,042
    Income tax expense                                     189,093         282,806           358,679           568,817


    Net income                                         $   308,517      $   424,209      $   585,214        $   853,225
                                                       ===========      ===========      ===========        ===========


Net income per share of Common Stock:

    Basic                                              $       .23      $       .36      $       .43        $       .72
                                                       ===========      ===========      ===========        ===========

    Diluted                                            $       .21      $       .33      $       .39        $       .66
                                                       ===========      ===========      ===========        ===========


Weighted average number of shares of Common Stock and dilutive securities:

    Basic                                                1,341,461       1,189,791         1,374,195         1,189,221
                                                         =========       =========         =========         =========

    Diluted                                              1,476,919       1,298,301         1,505,183         1,297,063
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                             Common Stock                                     Total
                                                      ---------------------------         Retained         Shareholders'
                                                       Shares           Amount            Earnings            Equity
                                                      ---------      ------------        ----------        -------------
BALANCES, December 31, 2003                           1,203,511      $ 12,428,363        $1,982,884        $ 14,411,247
   Common Stock options exercised                        34,582           111,165                 -             111,165
   Purchase and retirement of Common Stock              (41,500)         (545,430)                -            (545,430)
   Dividends declared on Common Stock                         -                 -          (178,621)           (178,621)
   Net income                                                 -                 -           853,225             853,225
                                                      ---------      ------------        ----------         -----------
BALANCES, June 30, 2004                               1,196,593      $ 11,994,098        $2,657,488         $14,651,586
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

                                                                     Page 1 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                      --------------------------------
                                                                                           2003                2004
                                                                                      -------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    585,214          $  853,225
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,302,235           1,041,393
          Loss on disposition of property                                                    5,942                 194
          Provision for doubtful accounts                                                    2,646              14,657
          Amortization of debt issuance costs                                               17,573               1,703
    Changes in assets and liabilities, net of effects from acquisitions:

          Accounts receivable                                                             (132,565)           (238,779)
          Prepaid expenses and other assets                                                258,585             204,606
          Deferred charges and other assets                                                      -              (3,600)
          Accounts payable and accrued expenses                                            (66,312)            372,327
          Income taxes payable                                                             108,678               7,217
          Other long-term obligations                                                        4,679              (3,248)
                                                                                       -----------         ------------
              Net cash provided by operating activities                                  2,086,675           2,249,695


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (176,097)           (348,720)
                                                                                       ------------        ------------
                 Net cash used in investing activities                                    (176,097)           (348,720)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                                            4,625,000           8,450,000
    Repayments - line of credit                                                         (4,625,000)         (9,850,000)
    Repayment of bank term-loan                                                           (570,000)                  -
    Repayment of long-term debt                                                           (171,314)           (172,615)
    Payment of debt issuance and financing costs                                            (1,750)                  -
    Proceeds from exercise of Common Stock options                                         151,011             111,165
    Purchase and retirement of Common Stock                                             (1,485,882)           (545,430)
    Common Stock cash dividends                                                                  -             (88,876)
    Other                                                                                    9,660                   -
                                                                                       -----------         -----------
              Net cash used in financing activities                                     (2,068,275)         (2,095,756)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (157,697)           (194,781)
CASH AND CASH EQUIVALENTS, beginning of period                                           1,072,757           1,110,786
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   915,060         $   916,005
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                      --------------------------------
                                                                                           2003                2004
                                                                                      -------------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $     105,423         $      76,215
                                                                                     =============         =============

       Cash paid during the period for income taxes                                  $     250,000         $     561,600
                                                                                     =============         =============

       Dividends payable at period end                                               $           -         $      89,745
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       Stock Options

The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our Common Stock over the option exercise price on the date of grant. All options of the Company are granted at amounts equal to or higher than the fair value of our Common Stock, so no compensation expense is recorded.

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

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         --------------------     ---------------------
                                          2003         2004         2003        2004
                                         ------     ---------     ---------  ----------
       Risk-free interest rate               *          3.00%         2.39%      2.33%
       Expected dividend yield              0%          1.88%            0%      1.88%

       Expected lives                        *      3.4 years     3.4 years  3.4 years
       Expected volatility                 57%            45%           57%        37%

* There were no options granted during the second quarter of 2003.

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

There were no options granted during the quarter ended June 30, 2003. The total fair value of options and warrants granted was computed to be approximately $10,000 for the three months ended June 30, 2004 and $469,000 and $24,000 for the six months ended June 30, 2003 and 2004, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was ($66,000) and $51,000 for the quarters ended June 30, 2003 and 2004, respectively, and $377,000 and $39,000 for the six months ended June 30, 2003 and 2004, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                  -----------------------       -------------------------
                                                                     2003          2004           2003            2004
                                                                  ---------     ---------       ---------       ---------
Net income, as reported                                           $ 308,517     $ 424,209       $ 585,214       $ 853,225
Stock-based compensation included in net income                           -             -               -               -
Fair value of stock-based compensation, net of income taxes          40,619      ( 31,187)       (233,973)        (23,647)
                                                                  ---------     ---------       ---------       ---------
Pro forma net income                                              $ 349,136     $ 393,022       $ 351,241       $ 829,578
                                                                  =========     =========       =========       =========

Net income per share, basic:
      As reported                                                     $ .23         $ .36          $  .43           $ .72

    Stock-based compensation included in net income                       -             -               -               -
      Fair value of stock-based compensation, net of income taxes       .03          (.03)           (.17)           (.02)
                                                                      -----         -----          ------           -----
      Pro forma                                                       $ .26         $ .33          $  .26           $ .70
                                                                      =====         =====          ======           =====

Net income per share, diluted:
      As reported                                                     $ .21         $ .33          $  .39           $ .66

    Stock-based compensation included in net income                       -             -               -               -
      Fair value of stock-based compensation, net of income taxes       .03          (.03)           (.16)           (.02)
                                                                      -----         -----          ------           -----
      Pro forma                                                       $ .24         $ .30          $  .23           $ .64
                                                                      =====         =====          ======           =====

Weighted average shares used to calculate pro forma net income per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

  (3)   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

                                                                      Quarters Ended June 30,
                                           -------------------------------------------------------------------------
                                                           2003                                    2004
                                           ---------------------------------       ---------------------------------
                                                                   Per Share                               Per Share
                                             Income       Shares     Amount          Income       Shares     Amount
                                           ---------    ---------- ---------       ----------    --------- ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 308,157     1,341,461   $ .23         $  424,209    1,189,791   $ .36

   Effect of dilutive shares of
     Common Stock from stock
     options and warrants                          -       135,458    (.02)                 -      108,510    (.03)

Diluted EPS:
                                           ---------    ----------   -----        -----------    ---------   -----
   Net income available to
      shares of Common Stock               $ 308,157     1,476,919   $ .21         $  424,209    1,298,301   $ .33
                                           =========     =========   =====         ==========    =========   =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2003 and 2004 relates to the effect of 135,458 and 108,510, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

                                                                      Quarters Ended June 30,
                                           -------------------------------------------------------------------------
                                                           2003                                    2004
                                           ---------------------------------       ---------------------------------
                                                                   Per Share                               Per Share
                                             Income       Shares     Amount          Income       Shares     Amount
                                           ---------    ---------- ---------       ----------    --------- ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 585,214     1,374,195   $ .43         $  853,225    1,189,221   $ .72

   Effect of dilutive shares of
     Common Stock from stock
     options and warrants                          -       130,988    (.04)                 -      107,842    (.06)
                                           ---------     ---------  ------         ----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 585,214     1,505,183  $  .39         $  853,225    1,297,063   $ .66
                                           =========     =========  ======         ==========    =========   =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2003 and 2004 relates to the effect of 130,988 and 107,842, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On May 6, 2004 the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate or at LIBOR plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.75%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2006. At June 30, 2004, the Company had $600,000 outstanding and $3.4 million available for borrowing under the Revolving Loan. This consisted of $300,000 outstanding under the Base Rate option and $300,000 outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2004, the Company was in full compliance with all of its covenants under this agreement.

(5)    CAPITAL COMMITMENTS

The Company has budgeted capital commitments for the next 12 months of approximately $1.1 million. These include the development of three de novo offices, two in the Phoenix, Arizona market and one in the Denver, Colorado market. The total cost of opening these de novo offices is estimated to be approximately $775,000. In addition, the Company is planning a major remodeling of four of its existing offices, three of which are in the Denver, Colorado market and one in the Colorado Springs, Colorado market. The estimated costs of these remodels is approximately $280,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "believe," anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, this report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2003 and 2004. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995, and current1y manages 54 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 18 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company's critical accounting policies are set forth in its Form 10-K for the year ended December 31, 2003. There have been no changes to these policies since the filing of that report.

Components of Revenue and Expenses

Total dental group practice revenue ("Revenue") represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices. The Company's Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as salary to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Management service fee revenue represents the net revenue earned by the Company for the Offices for which the Company has Management Agreements, but does not have control. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting certain fees for dental services provided by the Offices, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. Under the Management Agreements, the P.C. is responsible for, among other things (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office (other than dentist and hygienist salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company, including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, other than the compensation of the dentists and hygienists who work at the Offices of the P.C.'s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company's Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided.

The Company seeks to increase its fee-for-service business by increasing the patient volume at existing Offices through effective marketing and advertising programs and by opening new Offices. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contract terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. Historically, the Company has experienced a decrease in capitation premiums received from insurance companies' managed care plans for which the Company's affiliated Offices are providers. The Company believes this decrease in capitation premiums has been caused by insurance companies decreasing the scope of or in some cases, discontinuing altogether, their managed care products, a trend the Company believes will continue. The Company has experienced and expects to continue to experience an increase in patient visits with Preferred Provider Organization ("PPO") insurance and believes a significant portion of this increase has been the result of patients moving from insurance companies' managed care products to their PPO products.

Results of Operations

For the three months ended June 30, 2004, Revenue increased $542,000, or 4.9%, to $11.7 million compared to $11.1 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, net revenue increased $205,000, or 2.6%, to $8.1 million compared to $7.9 million for the three months ended June 30, 2003.

For the six months ended June 30, 2004, Revenue increased $1.3 million, or 6.1%, to $23.4 million compared to $22.0 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net revenue increased to $16.2 million compared to $15.6 million for the six months ended June 30, 2003, an increase of $569,000 or 3.6%.

Revenue is total dental group practice revenue generated at the Company's offices from professional services provided to its patients. Amounts retained by group practices represents compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a generally accepted accounting principles measure. The company discloses Revenue because it is a critical component for management's evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue.

                                                Quarters Ended June 30,                 Six Months Ended June 30,
                                             -----------------------------         -------------------------------
                                                2003               2004                 2003               2004
                                             -----------      ------------         ------------       ------------
Total dental group practice revenue          $11,121,493      $ 11,663,435         $ 22,034,074       $ 23,379,072
Amounts retained by group practices           (3,241,023)       (3,577,650)          (6,424,846)        (7,200,928)
                                             -----------      ------------         ------------       ------------
Net revenue                                  $ 7,880,470      $  8,085,785         $ 15,609,228       $ 16,178,144
                                             ===========      ============         ============       ============


The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Condensed Consolidated Statements of Operations. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this report.

                                                  Quarters Ended June 30,         Six Months Ended June 30,
                                                  ------------------------        -------------------------
                                                    2003            2004            2003              2004
                                                    ----            ----            ----              ----
Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    38.1 %         37.4 %          38.5 %             37.6 %
   Dental supplies                                    6.1 %          6.1 %           5.9 %              5.9 %
   Laboratory fees                                    8.5 %          7.9 %           8.1 %              7.9 %
   Occupancy                                         11.0 %         10.9 %          11.1 %             10.9 %
   Advertising and marketing                          1.2 %          2.4 %           1.3 %              2.1 %
   Depreciation and amortization                      7.2 %          5.7 %           7.4 %              5.7 %
   General and administrative                         9.9 %         10.8 %           9.8 %             10.5 %
                                                    -------      ---------         -------          ---------
                                                     82.0 %         81.2 %          82.1 %             80.6 %
                                                    -------       --------        --------           --------
Contribution from dental offices                     18.0 %         18.8 %          17.9 %.            19.4 %

Corporate expenses:
   General and administrative                        10.3 %          9.2 %          10.3 %              9.6 %
   Depreciation and amortization                      0.9 %          0.7 %           1.0 %              0.7 %
                                                    -------       --------        --------           --------
Operating income                                      6.8 %          8.9 %           6.6 %              9.1 %
Interest expense, net                                 0.5 %          0.2 %           0.6 %              0.3 %
                                                    -------        -------         -------           --------
Income before income taxes                            6.3 %          8.7 %           6.0 %              8.8 %
Income tax expense                                    2.4 %          3.5 %           2.3 %              3.5 %
                                                    -------        -------         -------           --------
Net income                                            3.9 %          5.2 %           3.7 %              5.3 %
                                                    ========       =======         =======           ========

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003:

Net revenue. For the three months ended June 30, 2004, net revenue increased $205,000, or 2.6%, to $8.1 million compared to $7.9 million for the three months ended June 30, 2003. This is the result of more patients being seen because of having 95 dentists on staff as of June 30, 2004 compared to 90 dentists as of June 30, 2003 as well as the increase of advertising in the Denver and Colorado Springs, Colorado markets.

Clinical salaries and benefits. For the three months ended June 30, 2004, clinical salaries and benefits remained constant at $3.0 million as compared to the three months ended June 30, 2003. As a percentage of net revenue, clinical salaries and benefits decreased to 37.4% for the three months ended June 30, 2004 compared to 38.1% for the three months ended June 30, 2003.

Dental supplies. For the three months ended June 30, 2004, dental supplies increased to $497,000 compared to $479,000 for the three months ended June 30, 2003, an increase of $18,000 or 3.8%. This increase is attributable to the higher number of dentists working. As a percentage of net revenue, dental supplies remained constant at 6.1% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Laboratory fees. For the three months ended June 30, 2004, laboratory fees decreased to $640,000 compared to $670,000 for the three months ended June 30, 2003, a decrease of $29,000 or 4.4%. This decrease was due to the mix of business during the quarter whereby there were fewer dental procedures performed that required lab work compared to the corresponding period in 2003. As a percentage of net revenue, laboratory fees decreased to 7.9% for the three months ended June 30, 2004 compared to 8.5% for the three months June 30, 2003.

Occupancy. For the three months ended June 30, 2004, occupancy expense increased to $880,000 compared to $870,000 for the three months ended June 30, 2003, an increase of $10,000 or 1.1%. As a percentage of net revenue, occupancy expense decreased to 10.9% for the three months ended June 30, 2004 compared to 11.0% for the three months ended June 30, 2003.

Advertising and marketing. For the three months ended June 30, 2004, advertising and marketing increased to $191,000 compared to $96,000 for the three months ended June 30, 2003, an increase of $95,000 or 99.4%. This increase is primarily due to the initiation of television advertising in the Colorado Springs, Colorado market beginning in January 2004 and in the Denver, Colorado market beginning in June 2004. As a percentage of net revenue, advertising and marketing increased to 2.4% for the three months ended June 30, 2004 compared to 1.2% for the three months ended June 30, 2003.

Depreciation and amortization. For the three months ended June 30, 2004, depreciation and amortization expenses attributable to the Offices decreased to $458,000 compared to $565,000 for the three months ended June 30, 2003, a decrease of $107,000 or 19.0%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 5.7% for the three months ended June 30, 2004 compared to 7.2% for the three months ended June 30, 2003.

General and administrative. For the three months ended June 30, 2004, general and administrative expenses attributable to the Offices increased to $869,000 compared to $778,000 for the three months ended June 30, 2003, an increase of $92,000 or 11.8%. The increase is primarily due to higher professional liability insurance costs due to more general and specialty dentists working as well as higher office supply costs and higher dentist recruiting costs. As a percentage of net revenue, general and administrative expenses increased to 10.8% for the three months ended June 30, 2004 compared to 9.9% during the three months ended June 30, 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $103,000, or 7.2%, to $1.5 million for the three months ended June 30, 2004 compared to $1.4 million for the three months ended June 30, 2003. As a percentage of net revenue, contribution from dental offices increased to 18.8% for the three months ended June 30, 2004 compared to 18.0% for the three months ended June 30, 2003.

Corporate expenses - general and administrative. For the three months ended June 30, 2004, corporate expenses - general and administrative decreased to $744,000 compared to $812,000 for the three months ended June 30, 2003, a decrease of $68,000 or 8.4%. This decrease is related primarily to outside professional investment advisory fees incurred in the second quarter of 2003 that did not recur during 2004. As a percentage of net revenue, corporate expense - general and administrative decreased to 9.2% for the three months ended June 30, 2004 compared to 10.3% during the three months ended June 30, 2003.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2004, corporate expenses - depreciation and amortization decreased to $54,000 compared to $75,000 for the three months ended June 30, 2003, a decrease of $20,000 or 27.3%. The decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.7% for the three months ended June 30, 2004 compared to 0.9% for the three months ended June 30, 2003.

Operating income. As a result of the matters discussed above, the Company generated operating income of $724,000 for the three months ended June 30, 2004 compared to operating income of $533,000 for the three months ended June 30, 2003, an increase of $191,000 or 35.8%. As a percentage of net revenue, operating income increased to 8.9% for the three months ended June 30, 2004 compared to 6.8% for the three months ended June 30, 2003.

Interest expense, net. For the three months ended June 30, 2004, interest expense, net decreased to $17,000 compared to $36,000 for the three months ended June 30, 2003, a decrease of $18,000 or 51.5%. This decrease in interest expense is attributable to lower average outstanding debt balances and lower amortization of debt acquisition costs. As a percentage of net revenue, interest expense decreased to 0.2% for the three months ended June 30, 2004 compared to 0.5% for the three months ended June 30, 2003.

Net income. As a result of the above, the Company reported net income of $424,000 for the three months ended June 30, 2004 compared to net income of $309,000 for the three months ended June 30, 2003, an increase of $116,000 or 37.5%. Net income for the quarter ended June 30, 2004 was net of income tax expense of $283,000 while net income for the quarter ended June 30, 2003 was net of income tax expense of $189,000. As a percentage of net revenue, net income increased to 5.2% for the three months ended June 30, 2004 compared to 3.9% for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003:

Net revenue. For the six months ended June 30, 2004, net revenue increased to $16.2 million compared to $15.6 million for the six months ended June 30, 2003, an increase of $569,000 or 3.6%. This is the result of more patients being seen because of having 95 dentists on staff as of June 30, 2004 compared to 90 dentists as of June 30, 2003 as well as the increase of advertising in the Denver and Colorado Springs, Colorado markets.

Clinical salaries and benefits. For the six months ended June 30, 2004, clinical salaries and benefits increased to $6.1 million compared to $6.0 million for the six months ended June 30, 2003, an increase of $66,000 or 1.1%. This increase was primarily due to wage increases granted during the first quarter of 2004. As a percentage of net revenue, clinical salaries and benefits decreased to 37.6% for the six months ended June 30, 2004 compared to 38.5% for the six months ended June 30, 2003.

Dental supplies. For the six months ended June 30, 2004, dental supplies increased to $961,000 compared to $923,000 for the six months ended June 30, 2003, an increase of $38,000 or 4.1%. This increase is attributable to the higher number of dentists working. As a percentage of net revenue, dental supplies remained constant at 5.9% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Laboratory fees. For the six months ended June 30, 2004, laboratory fees remained constant at $1.3 million compared to the six months ended June 30, 2003. As a percentage of net revenue, laboratory fees decreased to 7.9% for the six months ended June 30, 2004 compared to 8.1% for the six months June 30, 2003.

Occupancy. For the six months ended June 30, 2004, occupancy expense increased $34,000, or 1.9%, to $1.8 million compared to $1.7 million for the six months ended June 30, 2003. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2003 period. As a percentage of net revenue, occupancy expense decreased to 10.9% for the six months ended June 30, 2004 compared to 11.1% for the six months ended June 30, 2003.

Advertising and marketing. For the six months ended June 30, 2004, advertising and marketing increased to $338,000 compared to $194,000 for the six months ended June 30, 2003, an increase of $144,000 or 74.4%. This increase is primarily due to the initiation of television advertising in the Colorado Springs, Colorado market beginning in January 2004 and in the Denver, Colorado market beginning in June 2004. As a percentage of net revenue, advertising and marketing increased to 2.1% for the six months ended June 30, 2004 compared to 1.3% for the six months ended June 30, 2003.

Depreciation and amortization. For the six months ended June 30, 2004, depreciation and amortization expenses attributable to the Offices decreased to $930,000 compared to $1.1 million for six months ended June 30, 2003, a decrease of $217,000 or 18.9%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 5.7% for the six months ended June 30, 2004 compared to 7.4% for the six months ended June 30, 2003.

General and administrative. For the six months ended June 30, 2004, general and administrative expenses attributable to the Offices increased to $1.7 million compared to $1.5 million for the six months ended June 30, 2003, an increase of $163,000 or 10.7%. The increase is primarily due to higher professional liability insurance costs due to more general and specialty dentists working as well as higher office supply costs and higher dentist recruiting costs. As a percentage of net revenue, general and administrative expenses increased to 10.5% for the six months ended June 30, 2004 compared to 9.8% during the six months ended June 30, 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $3.1 million for the six months ended June 30, 2004 compared to $2.8 million for the six months ended June 30, 2003, an increase of $340,000 or 12.1%. As a percentage of net revenue, contribution from dental offices increased to 19.4% for the six months ended June 30, 2004 compared to 17.9% for the six months ended June 30, 2003.

Corporate expenses - general and administrative. For the six months ended June 30, 2004, corporate expenses - general and administrative remained constant at $1.6 million compared to the six months ended June 30, 2003. As a percentage of net revenue, corporate expense - general and administrative decreased to 9.6% for the six months ended June 30, 2004 compared to 10.3% for the six months ended June 30, 2003.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2004, corporate expenses - depreciation and amortization decreased to $111,000 compared to $155,000 for the six months ended June 30, 2003, a decrease of $44,000 or 28.3%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.7% for the six months ended June 30, 2004 compared to 1.0% for the six months ended June 30, 2003.

Operating income. As a result of the above, the Company generated operating income of $1.5 million for the six months ended June 30, 2004 compared to operating income of $1.0 million for the six months ended June 30, 2003, an increase of $433,000 or 42.0%. As a percentage of net revenue, operating income increased to 9.1% for the six months ended June 30, 2004 compared to 6.6% for the six months ended June 30, 2003.

Interest expense, net. For the six months ended June 30, 2004 interest expense, net decreased to $44,000 compared to $89,000 for the six months ended June 30, 2003, a decrease of $45,000 or 50.7%. This decrease in interest expense is attributable to lower average outstanding debt balances and lower amortization of debt acquisition costs. As a percentage of net revenue, interest expense decreased to 0.3% for the six months ended June 30, 2004 compared to 0.6% for the six months ended June 30, 2003.

Net income. As a result of the above, the Company reported net income of $853,000 for the six months ended June 30, 2004 compared to net income of $585,000 for the six months ended June 30, 2003, an increase of $268,000 or 45.8%. Net income for the six months ended June 30, 2004 was net of income tax expense of $569,000 while the net income for the six months ended June 30, 2003 was net of income tax expense of $359,000. As a percentage of net revenue, net income increased to 5.3% for the six months ended June 30, 2004 compared to 3.7% for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes.

Net cash provided by operating activities was approximately $2.2 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively. During 2004, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $372,000 and a decrease in prepaid expenses and other assets of approximately $205,000, partially offset by an increase in accounts receivable of approximately $239,000. During 2003, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in prepaid expenses and other assets of approximately $259,000 and an increase in income taxes payable of approximately $109,000, partially offset by an increase in accounts receivable of approximately $133,000 and a decrease in accounts payable of approximately $66,000.

Net cash used in investing activities was approximately $349,000 and $176,000 for the six months ended June 30, 2004 and 2003, respectively. These amounts were used for the purchase of additional property and equipment in each period.

Net cash used in financing activities was approximately $2.1 million for both the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, net cash used in financing activities was comprised of approximately $1.4 million paid down on the Company's Credit Facility, approximately $545,000 used in the purchase and retirement of Common Stock, approximately $173,000 for the repayment of long-term debt and approximately $89,000 for the payment of dividends, partially offset by $111,000 in proceeds from the exercise of Common Stock options. During the six months ended June 30, 2003, net cash used in financing activities was comprised of approximately $1.5 million used in the purchase and retirement of Common Stock, approximately $570,000 used to reduce the amount outstanding on the Company's Credit Facility and approximately $171,000 for the repayment of long-term debt, partially offset by approximately $151,000 in proceeds from the exercise of Common Stock options.

On May 6, 2004, the Company amended its Credit Facility Agreement. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate or at LIBOR plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate Loan was made plus a LIBOR Rate Margin of 1.75%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2006. At June 30, 2004, the Company had $600,000 outstanding and $3.4 million available for borrowing under the Revolving Loan. This consisted of $300,000 outstanding under the Base Rate Option and $300,000 outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2004, the Company was in full compliance with all of its covenants under this agreement.

At June 30, 2004, the Company had outstanding indebtedness of approximately $915,000 represented by notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At June 30, 2004, the Company had capital commitments of approximately $1.1 million related to the development of three de novo offices and the remodeling of four existing offices. The Company's retained earnings as of June 30, 2004 were approximately $2.7 million and the Company had a working capital deficit on that date of approximately $548,000.

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $2.5 million for the six months ended June 30, 2004 compared to $2.3 million for the corresponding six-month period in 2003. Although EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense - corporate, interest expense, net and income tax expense to net income as in the table below.

                                                        Quarters Ended June 30,           Six Months Ended June 30,
                                                     -----------------------------      -----------------------------
                                                         2003             2004              2003             2004
                                                     -----------       -----------      -----------       -----------
RECONCILIATION OF EBITDA:
    Net income                                       $   308,517       $   424,209     $    585,214       $   853,225
    Depreciation and amortization - Offices              565,459           458,127        1,147,486           930,471
    Depreciation and amortization - Corporate             74,767            54,325          154,749           110,922
    Interest expense, net                                 35,845            17,386           88,648            43,710
    Income tax expense                                   189,093           282,806          358,679           568,817
                                                     -----------       -----------      -----------       -----------

EBITDA                                               $ 1,173,681       $ 1,236,853      $ 2,334,776       $ 2,507,145
                                                     ===========       ===========      ===========       ===========


The Company's contractual obligations have not materially changed from those disclosed in the table included in the Company's filing on Form 10-K for the year ended December 31, 2003.

The Company from time to time may purchase its Common Stock on the open market for treasury stock. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share. During the six month period ended June 30, 2004, the Company, in four separate transactions, purchased 41,500 shares of its Common Stock for total consideration of approximately $545,000 at prices ranging from $12.65 to $13.30 per share. On August 10, 2004, the Board of Directors authorized the Company to make up to an additional $500,000 in open-market purchases of its Common Stock. Such purchases may be made from time to time as the Company's management deems appropriate.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and capital expenditure needs and dividend payments for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term in May 2006, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically and as of June 30, 2004, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's Credit Facility is variable based upon the prime rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At June 30, 2004, $300,000 was outstanding with an interest rate of 4.25% (Prime) and $300,000 was outstanding with an interest rate of 3.0025% (LIBOR 30 day rate plus 1.75%). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $6,100 for the six months ended June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure, There were no changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on June 8, 2004.

(b) The following directors were elected at the meeting to serve a three-year term as Class I directors:

                                       For       Withheld Authority      Abstain
                                    ---------    ------------------      -------
     James M. Ciccarelli            1,082,906            187                0
     Paul E. Valuck, D.D.S.         1,082,888            205                0

Continuing Directors

After the meeting, the following directors continued to serve their three-year terms as Class II directors, which terms will expire at the Company's annual meeting in 2005:

     Dennis N. Genty
     Brooks G. O'Neil

After the meeting, the following directors continued to serve their three-year terms as Class III directors, which terms will expire at the Company's annual meeting in 2006:

     Frederic W.J. Birner
     Mark A. Birner, D.D.S.

(c) Other matters voted upon at the meeting and results of those votes are as follows:

     Authorization to increase shares of the Company's Common Stock available under the 1995 employee stock option plan by 150,000 shares:

             For         Against         Abstain       Not Voted
             ---         -------         -------       ---------
           725,959        61,821               0         295,313


     The matters mentioned above are described in detail in the Company's definitive proxy statement dated May 7, 2004 for the Annual Meeting of Shareholders held on June 8, 2004.

ITEM 5.   OTHER INFORMATION

On June 8, 2004, Thomas D. Wolf was appointed a director of the Company. The appointment enabled the Company to be in compliance with applicable Nasdaq rules that require that a majority of the Company's directors must be independent according to specified criteria.

ITEM 6.   SUBSEQUENT EVENTS

On August 10, 2004, the Board of Directors authorized the Company to make up to an additional $500,000 in open-market purchases of its Common Stock. Such purchases may be made from time to time as the Company's management deems appropriate.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit
Number       Description of Document
--------     -----------------------
31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1 Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.


(b) Reports on Form 8-K

             On May 6, 2004, the Company furnished a report on Form 8-K related to reporting of financial results for the first quarter of 2004.

             On June 21, 2004, the Company filed a report on From 8-K announcing the declaration of a quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date: August 12, 2004    By:  /s/ Frederic W.J. Birner
                              -------------------------------------------------
                        Name: Frederic W.J. Birner
                       Title: Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

Date: August 12, 2004     By: /s/ Dennis N. Genty
                              ------------------------------------------------
                        Name: Dennis N. Genty
                       Title: Chief Financial Officer, Secretary, and Treasurer
                              (Principal Financial and Accounting Officer)