Form 10-Q
period 2004-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2004-11-15
CIK 948072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 2004
                                          ---------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                       to
                                            -----------------    ---------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                   84-1307044
-----------------------------------------------          -----------------------
 (State or other jurisdiction of incorporation               (IRS Employer
                or organization)                          Identification No.)


   3801 EAST FLORIDA AVENUE, SUITE 508
            DENVER, COLORADO                                     80210
-----------------------------------------------------    -----------------------
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
Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Shares Outstanding as of November 12, 2004
-------------------------------     -------------------------------------------
Common Stock, without par value                      1,207,593

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                                 Page
                                                                                                               ----

         Unaudited Condensed Consolidated Balance Sheets as of December 31, 2003
           and September 30, 2004                                                                              3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Nine Months Ended September 30, 2003 and 2004                                                   4

         Unaudited Condensed Statement of Shareholders' Equity as of September 30, 2004                        5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2003 and 2004                                                                 6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          21

Item 4.   Controls and Procedures                                                                             21

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   22

Item 7.   Exhibits and Reports on Form 8-K                                                                    22

Signatures                                                                                                    23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,         September 30,
                                     ASSETS                                            2003                 2004
                                                                                  -------------         -------------
                                                                                        **               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 1,110,786          $   968,801
    Accounts receivable, net of allowance for doubtful accounts
       of $215,838 and $236,039, respectively                                         2,673,041            2,908,204
    Deferred tax asset                                                                  121,475              121,475
    Prepaid expenses and other assets                                                   736,424              394,525
                                                                                    -----------          -----------
                Total current assets                                                  4,641,726            4,393,005

PROPERTY AND EQUIPMENT, net                                                           2,680,169            2,729,738

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           14,732,349           13,974,703
    Deferred charges and other assets                                                   155,461              160,313
                                                                                    -----------          -----------
                Total assets                                                        $22,209,705          $21,257,759
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  3,990,467         $  4,597,721
    Income taxes payable                                                                190,883              262,999
    Current maturities of long-term debt                                                351,847              361,955
                                                                                    -----------          -----------
             Total current liabilities                                                4,533,197            5,222,675

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         349,801              349,801
    Long-term debt, net of current maturities                                         2,735,576              714,141
    Other long-term obligations                                                         179,884              166,753
                                                                                    -----------          -----------
                Total liabilities                                                     7,798,458           6,453,370


SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,203,511 and 1,209,093 shares issued and
       outstanding, respectively                                                     12,428,363           12,057,098
    Retained earnings                                                                 1,982,884            2,747,291
                                                                                    -----------          -----------
                Total shareholders' equity                                           14,411,247           14,804,389
                                                                                    -----------          -----------
                Total liabilities and shareholders' equity                          $22,209,705          $21,257,759
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Quarters Ended                   Nine Months Ended
                                                              September 30,                    September 30,
                                                       ---------------------------       -----------------------------
                                                            2003           2004              2003              2004
                                                       -----------     -----------       -----------       -----------
NET REVENUE                                            $ 7,528,649     $ 7,918,689       $23,032,600       $24,076,793
DIRECT EXPENSES:
    Clinical salaries and benefits                       2,891,465       2,995,138         8,843,931         9,031,085
    Dental supplies                                        447,942         544,822         1,362,814         1,502,662
    Laboratory fees                                        568,641         581,762         1,824,213         1,849,334
    Occupancy                                              876,387         922,251         2,585,489         2,665,319
    Advertising and marketing                               80,675         229,861           272,060           565,538
    Depreciation and amortization                          521,580         435,584         1,656,010         1,356,899
    General and administrative                             769,982         876,824         2,279,849         2,552,935
                                                       -----------     -----------       -----------       -----------
                                                         6,156,672       6,586,242        18,824,366        19,523,772
                                                       -----------     -----------       -----------       -----------
    Contribution from dental offices                     1,371,977       1,332,447         4,208,234         4,553,021

CORPORATE EXPENSES:
       General and administrative                          736,430         733,134         2,348,128         2,295,090
       Depreciation and amortization                        71,998          54,117           226,747           165,039
                                                       -----------     -----------       -----------       -----------
    Operating income                                       563,549         545,196         1,633,359         2,092,892
    Interest expense, net                                   35,100          13,724           124,506            57,343
                                                       -----------     -----------       -----------       -----------
    Income from continuing  operations
       before income taxes                                 528,449         531,472         1,508,853         2,035,549
    Income tax expense                                    (200,810)       (212,607)         (573,363)         (814,238)
                                                       -----------     -----------       -----------       -----------
    Income from continuing operations                      327,639         318,865           935,490         1,221,311

DISCONTINUED OPERATIONS (NOTE 6):
    Operating (loss) attributable to assets disposed of    (47,103)        (38,134)          (83,614)         (120,169)
    (Loss) recognized on dispositions                            -        (192,500)                -          (192,500)
    Income tax (benefit)                                    17,899          92,254            31,773           125,068
                                                       -----------     -----------       -----------       -----------
       Loss on discontinued operations                     (29,204)       (138,380)          (51,841)         (187,601)
                                                       ------------    ------------      ------------       -----------
    Net income                                         $   298,435      $   180,485     $    883,649        $ 1,033,710
                                                       ===========      ===========     ============        ===========


Net income per share of Common Stock - Basic:
    Continuing Operations                              $       .26      $     .27       $        .70        $      1.03
    Discontinued Operations                                   (.02)          (.12)              (.04)              (.16)
                                                       -----------      ---------       ------------        -----------
Net income per share of Common Stock - Basic           $       .24      $     .15       $        .66        $       .87
                                                       ===========      ===========     ============        ===========

Net income per share of Common Stock - Diluted:
    Continuing Operations                              $       .23      $     .25       $        .64        $       .94
    Discontinued Operations                                   (.02)          (.11)              (.04)              (.14)
                                                       ------------    ----------       ------------        -----------
Net income per share of Common Stock - Diluted         $       .21      $     .14       $        .60        $       .80
                                                       ===========      =========       ============        ===========

Weighted average number of shares of
  Common Stock and dilutive securities:
    Basic                                                1,260,181      1,202,897          1,335,773          1,193,813
                                                         =========      =========          =========          =========

    Diluted                                              1,388,321      1,302,897          1,465,854          1,298,641
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                         Common Stock                                         Total
                                                      ---------------------------         Retained        Shareholders'
                                                        Shares          Amount            Earnings            Equity
                                                      ---------      ------------       -----------        ------------
BALANCES, December 31, 2003                           1,203,511      $ 12,428,363       $ 1,982,884        $ 14,411,247
   Common Stock options exercised                        47,082           174,165                 -             174,165
   Purchase and retirement of Common Stock              (41,500)         (545,430)                -            (545,430)
   Dividends declared on Common Stock                         -                 -          (269,303)           (269,303)
   Net income                                                 -                 -         1,033,710           1,033,710
                                                      ---------      ------------       -----------         -----------
BALANCES, September 30, 2004                          1,209,093      $ 12,057,098       $ 2,747,291         $14,804,389
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      --------------------------------
                                                                                           2003                2004
                                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    883,649        $  1,033,710
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,902,377           1,533,939
          Gain on disposition of property                                                   11,055               1,731
          Loss recognized on abandonment of dental office                                        -             192,500
          Provision for doubtful accounts                                                    9,779              20,201
          Amortization of debt issuance costs                                               18,937               2,568
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (118,927)           (255,364)
          Prepaid expenses and other assets                                                403,925             341,899
          Deferred charges and other assets                                                      -              (7,420)
          Accounts payable and accrued expenses                                            (36,245)            516,572
          Income taxes payable                                                             275,579              72,116
          Other long-term obligations                                                        9,251             (13,131)
                                                                                       -----------         ------------
              Net cash provided by operating activities                                  3,359,380           3,439,321


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (305,788)         (1,020,093)
                                                                                       ------------        ------------
                 Net cash used in investing activities                                    (305,788)         (1,020,093)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                                            9,475,000          12,850,000
    Repayments - line of credit                                                         (7,175,000)        (14,600,000)
    Repayment of bank term-loan                                                         (1,825,000)                  -
    Repayment of long-term debt                                                           (259,127)           (261,327)
    Payment of debt issuance and financing costs                                            (4,000)                  -
    Proceeds from exercise of Common Stock options                                         161,673             174,165
    Purchase and retirement of Common Stock                                             (3,662,709)           (545,430)
    Common Stock cash dividends                                                                  -            (178,621)
    Other                                                                                    9,660                   -
                                                                                       -----------         -----------
              Net cash used in financing activities                                     (3,279,503)         (2,561,213)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (225,911)           (141,985)
CASH AND CASH EQUIVALENTS, beginning of period                                           1,072,757           1,110,786
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   846,846         $   968,801
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      --------------------------------
                                                                                           2003                2004
                                                                                      ------------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $     159,807         $    107,593
                                                                                     =============         ============

       Cash paid during the period for income taxes                                  $     266,010         $    617,701
                                                                                     =============         ============

       Dividends payable at period end                                               $           -         $     90,682
                                                                                     =============         ============























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                 --------------------        -----------------
                                   2003        2004         2003       2004
                                 -------    ---------     ---------  ---------
      Risk-free interest rate        *          3.00%         2.39%      2.88%
      Expected dividend yield       0%          1.54%            0%      1.54%

      Expected lives                 *      3.4 years     5.0 years  3.4 years
      Expected volatility          45%            44%           48%        39%

* There were no options granted during the third quarter of 2003.

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

There were no options granted during the quarter ended September 30, 2003. The total fair value of options and warrants granted was computed to be approximately $147,000 for the three months ended September 30, 2004 and $469,000 and $171,000 for the nine months ended September 30, 2003 and 2004, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was ($4,000) and $22,000 for the quarters ended September 30, 2003 and 2004, respectively, and $373,000 and $60,000 for the nine months ended September 30, 2003 and 2004, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                  --------------------------      -------------------------
                                                                     2003             2004          2003            2004
                                                                  ---------        ---------      ---------      ----------
Net income, as reported                                           $ 298,435        $ 180,485      $ 883,649      $1,033,710
Stock-based compensation included in net income                           -                -              -               -
Fair value of stock-based compensation, net of income taxes           2,768          (13,112)      (231,205)        (36,759)
                                                                  ---------        ---------      ---------      ----------
Pro forma net income                                              $ 301,203        $ 167,373      $ 652,444      $  996,951
                                                                  =========        =========      =========      ==========

Net income per share, basic:
      As reported                                                     $ .24            $ .15         $  .66           $ .87
    Stock-based compensation included in net income                       -                -              -               -
      Fair value of stock-based compensation, net of income taxes         -             (.01)          (.17)           (.03)
                                                                      -----            -----         ------           -----
      Pro forma                                                       $ .24            $ .14         $  .49           $ .84
                                                                      =====            =====         ======           =====

Net income per share, diluted:
      As reported                                                     $ .21            $ .14         $  .60           $ .80
    Stock-based compensation included in net income                       -                -              -               -
      Fair value of stock-based compensation, net of income taxes       .01             (.01)          (.15)           (.03)
                                                                      -----            -----         ------           -----
      Pro forma                                                       $ .22            $ .13         $  .45           $ .77
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

In March 2004, the Financial Accounting Standards Board (FASB) released an exposure draft of "Proposed Statement of Financial Accounting Standards Share-Based Payment", an amendment of FASB Statements No. 123 and 95. If adopted, the proposed statement could be effective for the Company on January 1, 2005 and would require the Company to record expense for the fair value for stock options, unless effectiveness is delayed. The Company is currently evaluating any impact this proposal will have on stock-based compensation expense and how the expense under the proposal may differ from amounts currently disclosed under SFAS No. 123.


(3) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

                                                                   Quarters Ended September 30,
                                           -------------------------------------------------------------------------
                                                            2003                                   2004
                                           -------------------------------------   ---------------------------------
                                                                       Per Share                           Per Share
                                             Income        Shares       Amount       Income       Shares     Amount
                                           ---------    ----------      ------     ----------   ----------  --------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 298,435     1,260,181      $ .24      $  180,485    1,202,897   $ .15

   Effect of dilutive shares of
     Common Stock from stock
     options and warrants                          -       128,140       (.03)              -      100,000    (.01)
                                           ---------    ----------      -----     -----------   ----------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 298,435     1,388,321      $ .21      $  180,485    1,302,897   $ .14
                                           =========     =========      =====      ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2003 and 2004 relates to the effect of 128,140 and 100,000, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

                                                                    Nine Months Ended September 30,
                                           -------------------------------------------------------------------------
                                                            2003                                   2004
                                           -------------------------------------   ---------------------------------
                                                                       Per Share                           Per Share
                                             Income        Shares       Amount       Income       Shares     Amount
                                           ---------    ----------      ------     ----------   ----------  --------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 883,649     1,335,773      $ .66      $1,033,710    1,193,813   $ .87

   Effect of dilutive shares of
     Common Stock from stock
     options and warrants                          -       130,081       (.06)              -      104,828    (.07)
                                           ---------     ---------      -----      ----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 883,649     1,465,854      $ .60      $1,033,710    1,298,641   $ .80
                                           =========     =========      =====      ==========    =========   =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2003 and 2004 relates to the effect of 130,081 and 104,828, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On May 6, 2004 the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate or at LIBOR plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.75%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2006. At September 30, 2004, the Company had $250,000 outstanding and $3.75 million available for borrowing under the Revolving Loan. This consisted of $250,000 outstanding under the Base Rate option and no borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2004, the Company was in full compliance with all of its covenants under this agreement.

(5)    CAPITAL COMMITMENTS

The Company has budgeted capital commitments for the next 12 months of approximately $2.0 million. These include the development of five de novo offices, three in the Phoenix, Arizona market and two in the Denver, Colorado market. The total cost of opening these de novo offices is estimated to be approximately $1.6 million. In addition, the Company is planning a major remodeling of two of its existing offices, one of which is in the Denver, Colorado market and one in the Colorado Springs, Colorado market. The estimated costs of these remodels is approximately $400,000.

(6)    DISCONTINUED OPERATIONS

During the third quarter of 2004, the Company closed an office in the Phoenix, Arizona market. Discontinued operations are defined in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a component of a Company that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component, if any, that has been classified as discontinued operations be presented separately in the Company's balance sheet. The results of operations of the component of the Company that has been classified as discontinued operations are also reported as discontinued operations for all periods presented.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2003 and 2004. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995, and current1y manages 54 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 22 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s") which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Results of Operations

For the three months ended September 30, 2004, Revenue increased $830,000, or 7.7%, to $11.6 million compared to $10.8 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, net revenue increased $390,000, or 5.2%, to $7.9 million compared to $7.5 million for the three months ended September 30, 2003.

Net income decreased 39.5% to $180,000 for the quarter ended September 30, 2004, compared to net income of $298,000 for the quarter ended September 30, 2003. Net income in the third quarter of 2004 included a loss on discontinued operations of $(138,000).

In September 2004, the Company closed an office in the Phoenix, Arizona market it had acquired in 1998 because it no longer fit the Company's operating model and because of poor operating performance. The Company's third quarter 2004 results were also negatively impacted by an operating loss on its de novo office in Phoenix, Arizona due to limited operations, an increase in variable costs associated with eight new dentists starting during the quarter and significantly higher television advertising costs in the Denver and Colorado Springs, Colorado markets.

The Company ended the third quarter of 2004 with 103 total dentists, which represents an increase of nine dentists over the third quarter of 2003 and an increase of eight dentists over the second quarter of 2004. This increase in new dentists starting during the quarter caused the Company's variable costs associated with its dentists to be higher than historical levels. Once these incremental dentists establish themselves within the network, both revenue and profitability are expected to increase.

For the nine months ended September 30, 2004, Revenue increased $2.3 million, or 7.0%, to $34.9 million compared to $32.6 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net revenue increased to $24.1 million compared to $23.0 million for the nine months ended September 30, 2003, an increase of $1.0 million or 4.5%.

For the nine months ended September 30, 2004, net income increased 17.0%, to $1.0 million, compared to net income of $884,000 for the nine months ended September 30, 2003. Net income for the nine months of 2004 included a loss on discontinued operations of $(188,000).

Additionally, the Company has signed leases for three additional sites in the Phoenix, Arizona market, all of which are projected to open in the third quarter of 2005. The Company also remains on track to open two additional de novo sites in the Denver, Colorado market, one in November 2004 and the other in January 2005.

The Company continues to generate strong cash flow from operations. Capital expenditures during the third quarter of 2004 were approximately $675,000. This increased level of capital expenditures during the third quarter of 2004 was due to the de novo in Phoenix and two office remodel projects and equipment purchases related to the additional specialty dentists. During the third quarter of 2004, the Company reduced total debt outstanding by approximately $440,000 to $1.1 million and during the first nine months of 2004, the Company has reduced its total indebtedness by $2.0 million.

Revenue is total dental group practice revenue generated at the Company's offices from professional services provided to its patients. Amounts retained by group practices represents compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a generally accepted accounting principles measure. The Company discloses Revenue because it is a critical component for management's evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue (excluding discontinued operations).

                                                     Quarters Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                             -----------------------------         --------------------------------
                                                 2003            2004                  2003               2004
                                             ------------    -------------         ------------       -------------
Total dental group practice revenue          $10,778,903     $  11,608,470         $ 32,647,198       $  34,929,349
Amounts retained by group practices           (3,250,254)       (3,689,781)          (9,614,598)        (10,852,556)
                                             ------------    -------------         ------------       -------------
Net revenue                                  $ 7,528,649     $   7,918,689         $ 23,032,600       $  24,076,793
                                             ===========     =============         ============       =============

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

                                                       Quarters Ended                     Nine Months
                                                       September 30,                  Ended September 30,
                                                       --------------                 -------------------
                                                    2003            2004            2003              2004
                                                    ----            ----            ----              ----
Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %

Direct expenses:
   Clinical salaries and benefits                    38.4 %         37.8 %          38.4 %             37.5 %
   Dental supplies                                    6.0 %          6.9 %           5.9 %              6.2 %
   Laboratory fees                                    7.6 %          7.4 %           7.9 %              7.7 %
   Occupancy                                         11.6 %         11.6 %          11.2 %             11.1 %
   Advertising and marketing                          1.1 %          2.9 %           1.2 %              2.4 %
   Depreciation and amortization                      6.9 %          5.5 %           7.2 %              5.6 %
   General and administrative                         10.2 %        11.1 %           9.9 %             10.6 %
                                                     -------     ---------         -------          ---------
                                                     81.8 %         83.2 %          81.7 %             81.1 %
                                                    -------       --------        --------           --------

Contribution from dental offices                     18.2 %         16.8 %          18.3 %.            18.9 %

Corporate expenses:
   General and administrative                         9.8 %          9.2 %          10.2 %              9.5 %
   Depreciation and amortization                      0.9%           0.7 %           1.0 %              0.7 %
                                                    ------        --------        --------           --------
Operating income                                      7.5 %          6.9 %           7.1 %              8.7 %
Interest expense, net                                 0.4 %          0.2 %           0.5 %              0.2 %
                                                    -------        -------         -------           --------
Income before income taxes                            7.1 %          6.7 %           6.6 %              8.5 %
Income tax expense                                    2.7 %          2.6 %           2.5 %              3.4 %

Loss attributable to discontinued operations,
  net of income taxes                                 0.4 %          1.8 %           0.2 %              0.8 %
                                                    ------           -----         -------           --------

Net income                                            4.0 %          2.3 %           3.9 %              4.3 %
                                                    ======           =====         =======           ========


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

Net revenue. For the three months ended September 30, 2004, net revenue increased $390,000, or 5.2%, to $7.9 million compared to $7.5 million for the three months ended September 30, 2003. This is the result of more patients being seen because of having 103 dentists on staff as of September 30, 2004 compared to 94 dentists as of September 30, 2003.

Clinical salaries and benefits. For the three months ended September 30, 2004, clinical salaries and benefits increased $104,000, or 3.6%, to $3.0 million compared to $2.9 million for the three months ended September 30, 2003. This increase was primarily due to wage increases granted during the first quarter of 2004 as well as a 4.1% increase in the number of employees during the third quarter to support the increase in the number of dentists. As a percentage of net revenue, clinical salaries and benefits decreased to 37.8% for the three months ended September 30, 2004 compared to 38.4% for the three months ended September 30, 2003.

Dental supplies. For the three months ended September 30, 2004, dental supplies increased to $545,000 compared to $448,000 for the three months ended September 30, 2003, an increase of $97,000 or 21.6%. This increase is attributable to the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the eight new dentists who started during the quarter as well as initial inventory purchases for the de novo office in Phoenix. As a percentage of net revenue, dental supplies increased to 6.9% for the three months ended September 30, 2004 compared to 6.0% for the three months ended September 30, 2003.

Laboratory fees. For the three months ended September 30, 2004, laboratory fees increased to $582,000 compared to $569,000 for the three months ended September 30, 2003, an increase of $13,000 or 2.3%. As a percentage of net revenue, laboratory fees decreased to 7.4% for the three months ended September 30, 2004 compared to 7.6% for the three months September 30, 2003.

Occupancy. For the three months ended September 30, 2004, occupancy expense increased to $922,000 compared to $876,000 for the three months ended September 30, 2003, an increase of $46,000 or 5.2%. This is primarily due to the opening of a de novo office in the Arizona market during the third quarter of 2004. As a percentage of net revenue, occupancy expense remained constant at 11.6% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Advertising and marketing. For the three months ended September 30, 2004, advertising and marketing increased to $230,000 compared to $81,000 for the three months ended September 30, 2003, an increase of $149,000 or 184.9%. This increase is primarily due to the initiation of television advertising in the Colorado Springs, Colorado market beginning in January 2004 and in the Denver, Colorado market beginning in June 2004. As a percentage of net revenue, advertising and marketing increased to 2.9% for the three months ended September 30, 2004 compared to 1.1% for the three months ended September 30, 2003.

Depreciation and amortization. For the three months ended September 30, 2004, depreciation and amortization expenses attributable to the Offices decreased to $436,000 compared to $522,000 for the three months ended September 30, 2003, a decrease of $86,000 or 16.5%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 5.5% for the three months ended September 30, 2004 compared to 6.9% for the three months ended September 30, 2003.

General and administrative. For the three months ended September 30, 2004, general and administrative expenses attributable to the Offices increased to $877,000 compared to $770,000 for the three months ended September 30, 2003, an increase of $107,000 or 13.9%. The increase is primarily due to higher professional liability insurance costs due to more general and specialty dentists working as well as higher dentist recruiting costs, higher office supply costs, higher gross receipts taxes and higher credit card fees. As a percentage of net revenue, general and administrative expenses increased to 11.1% for the three months ended September 30, 2004 compared to 10.2% during the three months ended September 30, 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices decreased $40,000, or 2.9%, to $1.3 million for the three months ended September 30, 2004 compared to $1.4 million for the three months ended September 30, 2003. As a percentage of net revenue, contribution from dental offices decreased to 16.8% for the three months ended September 30, 2004 compared to 18.2% for the three months ended September 30, 2003.

Corporate expenses - general and administrative. For the three months ended September 30, 2004, corporate expenses - general and administrative decreased to $733,000 compared to $736,000 for the three months ended September 30, 2003, a decrease of $3,000 or 0.4%. As a percentage of net revenue, corporate expenses - general and administrative decreased to 9.2% for the three months ended September 30, 2004 compared to 9.8% during the three months ended September 30, 2003.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2004, corporate expenses - depreciation and amortization decreased to $54,000 compared to $72,000 for the three months ended September 30, 2003, a decrease of $18,000 or 24.8%. The decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.7% for the three months ended September 30, 2004 compared to 0.9% for the three months ended September 30, 2003.

Operating income. As a result of the matters discussed above, the Company generated operating income of $545,000 for the three months ended September 30, 2004 compared to operating income of $564,000 for the three months ended September 30, 2003, a decrease of $18,000 or 3.3%. As a percentage of net revenue, operating income decreased to 6.9% for the three months ended September 30, 2004 compared to 7.5% for the three months ended September 30, 2003.

Interest expense, net. For the three months ended September 30, 2004, interest expense, net decreased to $14,000 compared to $35,000 for the three months ended September 30, 2003, a decrease of $21,000 or 60.9%. This decrease in interest expense is attributable to lower average outstanding debt balances and lower amortization of debt acquisition costs. As a percentage of net revenue, interest expense decreased to 0.2% for the three months ended September 30, 2004 compared to 0.4% for the three months ended September 30, 2003.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market that resulted in a net loss from discontinued operations of $138,000 and $29,000 for the quarters ended September 30, 2004 and 2003, respectively. This loss for the three months ended September 30, 2004 was comprised of an operating loss of $38,000 and a loss on the disposition of a dental office of $192,000, partially offset by an income tax benefit of $92,000. For the three months ended September 30, 2003, the loss attributable to the discontinued operations was comprised of an operating loss of $47,000, partially offset by an income tax benefit of $18,000.

Net income. As a result of the above, the Company reported net income of $180,000 for the three months ended September 30, 2004 compared to net income of $298,000 for the three months ended September 30, 2003, a decrease of $118,000 or 39.5%. Net income for the quarter ended September 30, 2004 was net of income tax expense of $120,000 while net income for the quarter ended September 30, 2003 was net of income tax expense of $183,000. As a percentage of net revenue, net income decreased to 2.3% for the three months ended September 30, 2004 compared to 4.0% for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003:

Net revenue. For the nine months ended September 30, 2004, net revenue increased to $24.1 million compared to $23.0 million for the nine months ended September 30, 2003, an increase of $1.0 million or 4.5%. This is the result of more patients being seen because of having 103 dentists on staff as of September 30, 2004 compared to 94 dentists as of September 30, 2003.

Clinical salaries and benefits. For the nine months ended September 30, 2004, clinical salaries and benefits increased to $9.0 million compared to $8.8 million for the nine months ended September 30, 2003, an increase of $187,000 or 2.1%. This increase was primarily due to wage increases granted during the first quarter of 2004 as well as a 5.2% increase in the number of employees during the nine months ended September 30, 2004, most of which were added during the third quarter of 2004 to support the increase in the number of dentists. As a percentage of net revenue, clinical salaries and benefits decreased to 37.5% for the nine months ended September 30, 2004 compared to 38.4% for the nine months ended September 30, 2003.

Dental supplies. For the nine months ended September 30, 2004, dental supplies increased to $1.5 million compared to $1.4 million for the nine months ended September 30, 2003, an increase of $140,000 or 10.3%. This increase is attributable to the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the eight new dentists who started during the third quarter of 2004 as well as initial inventory purchases for the de novo office in Phoenix which opened during the third quarter of 2004. As a percentage of net revenue, dental supplies increased to 6.2% for the nine months ended September 30, 2004 compared to 5.9% for the nine months ended September 30, 2003.

Laboratory fees. For the nine months ended September 30, 2004, laboratory fees remained constant at $1.8 million compared to the nine months ended September 30, 2003. As a percentage of net revenue, laboratory fees decreased to 7.7% for the nine months ended September 30, 2004 compared to 7.9% for the nine months September 30, 2003.

Occupancy. For the nine months ended September 30, 2004, occupancy expense increased $80,000, or 3.1%, to $2.7 million compared to $2.6 million for the nine months ended September 30, 2003. This increase was primarily due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2003 period as well as the opening of a new de novo office in the Phoenix market during the third quarter of 2004. As a percentage of net revenue, occupancy expense decreased to 11.1% for the nine months ended September 30, 2004 compared to 11.2% for the nine months ended September 30, 2003.

Advertising and marketing. For the nine months ended September 30, 2004, advertising and marketing increased to $566,000 compared to $272,000 for the nine months ended September 30, 2003, an increase of $293,000 or 107.9%. This increase is primarily due to the initiation of television advertising in the Colorado Springs, Colorado market beginning in January 2004 and in the Denver, Colorado market beginning in June 2004. As a percentage of net revenue, advertising and marketing increased to 2.4% for the nine months ended September 30, 2004 compared to 1.2% for the nine months ended September 30, 2003.

Depreciation and amortization. For the nine months ended September 30, 2004, depreciation and amortization expenses attributable to the Offices decreased to $1.4 million compared to $1.7 million for nine months ended September 30, 2003, a decrease of $299,000 or 18.1%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization decreased to 5.6% for the nine months ended September 30, 2004 compared to 7.2% for the nine months ended September 30, 2003.

General and administrative. For the nine months ended September 30, 2004, general and administrative expenses attributable to the Offices increased to $2.6 million compared to $2.3 million for the nine months ended September 30, 2003, an increase of $273,000 or 12.0%. The increase is primarily due to higher dentist recruiting costs, higher professional liability insurance costs due to more general and specialty dentists working as well as higher office supply costs, higher gross receipts taxes and higher credit card fees. As a percentage of net revenue, general and administrative expenses increased to 10.6% for the nine months ended September 30, 2004 compared to 9.9% during the nine months ended September 30, 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $4.6 million for the nine months ended September 30, 2004 compared to $4.2 million for the nine months ended September 30, 2003, an increase of $345,000 or 8.2%. As a percentage of net revenue, contribution from dental offices increased to 18.9% for the nine months ended September 30, 2004 compared to 18.3% for the nine months ended September 30, 2003.

Corporate expenses - general and administrative. For the nine months ended September 30, 2004, corporate expenses - general and administrative remained constant at $2.3 million compared to the nine months ended September 30, 2003. As a percentage of net revenue, corporate expenses - general and administrative decreased to 9.5% for the nine months ended September 30, 2004 compared to 10.2% for the nine months ended September 30, 2003.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2004, corporate expenses - depreciation and amortization decreased to $165,000 compared to $227,000 for the nine months ended September 30, 2003, a decrease of $62,000 or 27.2%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.7% for the nine months ended September 30, 2004 compared to 1.0% for the nine months ended September 30, 2003.

Operating income. As a result of the above, the Company generated operating income of $2.1 million for the nine months ended September 30, 2004 compared to operating income of $1.6 million for the nine months ended September 30, 2003, an increase of $460,000 or 28.1%. As a percentage of net revenue, operating income increased to 8.7% for the nine months ended September 30, 2004 compared to 7.1% for the nine months ended September 30, 2003.

Interest expense, net. For the nine months ended September 30, 2004 interest expense, net decreased to $57,000 compared to $124,000 for the nine months ended September 30, 2003, a decrease of $67,000 or 53.9%. This decrease in interest expense is attributable to lower average outstanding debt balances and lower amortization of debt acquisition costs. As a percentage of net revenue, interest expense decreased to 0.2% for the nine months ended September 30, 2004 compared to 0.5% for the nine months ended September 30, 2003.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market which resulted in a net loss from discontinued operations of $188,000 and $52,000 for the nine months ended September 30, 2004 and 2003 respectively. This loss for the nine months ended September 30, 2004 was comprised of an operating loss of $120,000 and a loss on the disposition of assets of $192,000, partially offset by an income tax benefit of $125,000. For the nine months ended September 30, 2003, the loss attributable to the discontinued operations was comprised of an operating loss of $84,000, partially offset by an income tax benefit of $32,000.

Net income. As a result of the above, the Company reported net income of $1.0 million for the nine months ended September 30, 2004 compared to net income of $884,000 for the nine months ended September 30, 2003, an increase of $150,000 or 17.0%. Net income for the nine months ended September 30, 2004 was net of income tax expense of $689,000 while the net income for the nine months ended September 30, 2003 was net of income tax expense of $542,000. As a percentage of net revenue, net income increased to 4.3% for the nine months ended September 30, 2004 compared to 3.9% for the nine months ended September 30, 2003.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes. As of September 30, 2004, the Company had a working capital deficit of approximately $830,000. This is primarily comprised of balances in accounts payable and accrued expenses, income taxes payable and current maturities of long-term debt in excess of balances in cash, accounts receivable and prepaid expenses as of September 30, 2004.

Net cash provided by operating activities was approximately $3.4 million for each of the nine months ended September 30, 2004 and 2003, respectively. During 2004, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $517,000, a decrease in prepaid expenses and other assets of approximately $342,000 and an increase in income taxes payable of approximately $72,000, partially offset by an increase in accounts receivable of approximately $255,000. During 2003, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of a decrease in prepaid expenses and other assets of approximately $404,000 and an increase in income taxes payable of approximately $275,000, partially offset by an increase in accounts receivable of approximately $119,000 and a decrease in accounts payable of approximately $36,000.

Net cash used in investing activities was approximately $1.0 million and $306,000 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, these amounts were used for the construction of the de novo office in Phoenix, two office remodel projects and equipment purchases related to the additional specialty dentists and regular monthly maintenance capital expenditures. For the nine months ended September 30, 2003 , approximately $306,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $2.6 million for the nine months ended September 30, 2004 and $3.3 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, net cash used in financing activities was comprised of approximately $1.8 million paid down on the Company's Credit Facility, approximately $545,000 used in the purchase and retirement of Common Stock, approximately $261,000 for the repayment of long-term debt and approximately $179,000 for the payment of dividends, partially offset by $174,000 in proceeds from the exercise of Common Stock options. During the nine months ended September 30, 2003, net cash used in financing activities was comprised of approximately $3.7 million used in the purchase and retirement of Common Stock and approximately $259,000 for the repayment of long-term debt, partially offset by approximately $475,000 in additional funds drawn on the Company's Credit Facility and approximately $162,000 in proceeds from the exercise of Common Stock options.

On May 6, 2004, the Company amended its Credit Facility Agreement. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the Lender's Base Rate or at LIBOR plus a LIBOR Rate Margin, at the Company's option. The Lender's Base Rate computes interest at the higher of the Lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate Loan was made plus a LIBOR Rate Margin of 1.75%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the Lender, but the Company will be responsible for any loss or cost incurred by the Lender in liquidating or employing deposits required to fund or maintain the LIBOR rate Loan. The amended Credit Facility expires on May 31, 2006. At September 30, 2004, the Company had $250,000 outstanding and $3.75 million available for borrowing under the Revolving Loan. This consisted of $250,000 outstanding under the Base Rate Option and no borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2004, the Company was in full compliance with all of its covenants under this agreement.

At September 30, 2004, the Company had outstanding indebtedness of approximately $826,000 represented by notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At September 30, 2004, the Company had capital commitments of approximately $2.0 million related to the development of five de novo offices and the remodeling of two existing offices. The Company's retained earnings as of September 30, 2004 were approximately $2.7 million.

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $3.6 million for the nine months ended September 30, 2004 compared to $3.5 million for the corresponding nine-month period in 2003. Although EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA can be made by adding discontinued operations, depreciation and amortization expense - offices, depreciation and amortization expense - corporate, interest expense, net and income tax expense to net income as in the table below.

                                                      Quarters Ended September 30,     Nine Months Ended September 30,
                                                     -----------------------------     -------------------------------
                                                          2003             2004            2003              2004
                                                     -----------       -----------     ------------     --------------
RECONCILIATION OF EBITDA:
    Net income                                       $   298,435       $   180,485     $    883,649     $   1,033,710
    Discontinued operations -
       (before income tax expense)                        47,103           230,634           83,614           312,669
    Depreciation and amortization - Offices              521,580           435,584        1,656,010         1,356,899
    Depreciation and amortization - Corporate             71,998            54,117          226,747           165,039
    Interest expense, net                                 35,100            13,724          124,506            57,343
    Income tax expense                                   182,911           120,353          541,590           689,170
                                                     -----------       -----------      -----------       -----------

EBITDA                                               $ 1,157,127       $ 1,034,897      $ 3,516,116      $  3,614,830
                                                     ===========       ===========      ===========       ===========

As of September 30, 2004, the Company had the following known contractual obligations:

                                                                                   Payments due by Period
                                                                ------------------------------------------------------------
                                                                   Less than                                     More than
                                                                    1 year         1-3 years      3-5 years       5 years
                                                  Total
                                                 ---------         ----------      ---------      ----------     ---------
Long-Term Debt Obligations                       1,076,096           361,955          714,141              -            -
Operating Lease Obligations                      6,758,622         2,297,604        3,325,305      1,135,713            -
Other Long-Term  Liabilities Reflected on
  the Balance Sheet Under GAAP                     160,374            15,105           98,274         46,995            -
                                                 ---------         ---------       ----------      ---------      -------
Total                                            7,995,092         2,674,664        4,137,720      1,182,708            -
                                                 =========         =========       ==========      =========      =======

The Company from time to time may purchase its Common Stock on the open market for treasury stock. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share. During the nine month period ended September 30, 2004, the Company, in four separate transactions, purchased 41,500 shares of its Common Stock for total consideration of approximately $601,000 at prices ranging from $12.65 to $13.30 per share. On August 10, 2004, the Board of Directors authorized the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock from $500,000 to $800,000. Such purchases may be made from time to time as the Company's management deems appropriate.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and capital expenditure needs and dividend payments for at least the next 12 months. In the event the Company is not able to successfully negotiate a new Credit Facility at the end of its term in May 2006, the Company's current sources of liquidity may not be adequate. In addition, in order to meet its long-term liquidity needs the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically and as of September 30, 2004, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's Credit Facility is variable based upon the prime rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At September 30, 2004, $250,000 was outstanding with an interest rate of 4.75% (Prime). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. Based on calculations performed by the Company, a 1.0% increase in the Company's interest rate would result in additional interest expense of approximately $7,500 for the nine months ended September 30, 2004.


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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure, There were no changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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


ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit
Number       Description of Document
-------      -----------------------
31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1 Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.


(b) Reports on Form 8-K

             On August 13, 2004, the Company furnished a report on Form 8-K related to reporting of financial results for the second quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date:  November 12, 2004        By:  /s/ Frederic W.J. Birner
                                     ---------------------------------------
                              Name: Frederic W.J. Birner
                             Title: Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 12, 2004        By: /s/ Dennis N. Genty
                                    ----------------------------------------
                              Name: Dennis N. Genty
                             Title: Chief Financial Officer, Secretary,
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)