Form 10-K
period 2004-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2005-03-29
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                 December 31, 2004
                                        ----------------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      -----------------        -----------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    COLORADO                                84-1307044
------------------------------------------------        -------------------
(State or other jurisdiction of incorporation or           (IRS Employer
                 organization)                          Identification No.)

   3801 EAST FLORIDA AVENUE, SUITE 508
            DENVER, COLORADO                                   80210
--------------------------------------------------      -------------------
(Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number: (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
----------------------------------     -----------------------------------------
             None.                                        None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes ____     No _X_

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the last reported sale price of its Common Stock as of June 30, 2004, the last business day of the Registrant's most recent completed second fiscal quarter, was $10,995,204. This calculation assumes that certain parties may be affiliates of the Registrant and that 682,508 shares of Common Stock are held by non-affiliates. As of March 18, 2005, the Registrant had 1,183,048 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10,11,12, 13 and 14) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about June 7, 2005.

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

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents

Part      Item(s)                                                                                                Page

I.        1. and 2.   Business and Properties                                                                       4
                          General                                                                                   4
                          Dental Services Industry                                                                  4
                          Operations                                                                                5
                          Existing Offices                                                                          6
                          Patient Services                                                                          7
                          Dental Practice Management Model                                                          8
                          Payor Mix                                                                                 9
                          The Company Dentist Philosophy                                                            9
                          Expansion Program                                                                        10
                          Affiliation Model                                                                        11
                          Competition                                                                              13
                          Government Regulation                                                                    13
                          Insurance                                                                                15
                          Trademark                                                                                16
                          Facilities and Employees                                                                 16
          3.          Legal Proceedings                                                                            16
          4.          Submission of Matters to a Vote of Security Holders                                          16
II.       5.          Market for Registrant's Common Equity, Related
                      Stockholder Matters and Issuer Purchases of Equity
                      Securities                                                                                   17
          6.          Selected Financial Data                                                                      20
          7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                   21
          7A.         Quantitative and Qualitative Disclosures About Market Risk                                   38
          8.          Financial Statements and Supplementary Data                                                  39
          9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                                   65
          9A.         Controls and Procedures                                                                      65
III.      10.         Directors and Executive Officers of the Registrant                                           65
          11.         Executive Compensation                                                                       65
          12.         Security Ownership of Certain Beneficial Owners and Management                               65
          13.         Certain Relationships and Related Transactions                                               65
          14.         Principal Accountant Fees and Services                                                       65
IV.       15.         Exhibits, Financial Statement Schedules                                                      66

                      Signatures                                                                                   67


                                     PART I

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES.


General

The Company acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 42 dental practices ("Offices") in Colorado and eight Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company currently manages 56 Offices, of which 36 were acquired and 20 were developed internally ("de novo Offices"). The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company increasingly offers specialty dental services through affiliated specialists.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services ("CMS") dental expenditures in the U.S. increased from $38.9 billion in 1993 to $74.3 billion in 2003. CMS also projects that dental expenditures will reach approximately $146.9 billion by 2014, representing an increase of approximately 98% over 2003 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

Operations

Location of Offices











[MAP INSERTED HERE]

Existing Offices

As of the date of this Annual Report, the Company managed a total of 56 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

                                                                                    Date Acquired/      Specialty
Office Name                                Office Address                           Developed*           Services
-----------                                --------------                           --------------      ---------
Colorado
    Boulder
      Perfect Teeth/Boulder                4155 Darley, #F                          September 1997
    Perfect Teeth/Folsom                   1840 Folsom, Suite 302                   April 1998              1
   Brighton
      Perfect Teeth/Brighton               530 East Bromley Lane, #100              November 2004*
   Castle Rock
      Perfect Teeth/Castle Rock            390 South Wilcox, Unit D                 October 1995
   Colorado Springs
      Perfect Teeth/Cheyenne Meadows       827 Cheyenne Meadows Road                June 1998*
    Perfect Teeth/Garden of the Gods       4329 Centennial Boulevard                July 1996*
    Perfect Teeth/South 8th Street         1050 South Eighth Street                 August 1998         1,2,3,4,5
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
     Perfect Teeth/Bowmar                  5151 South Federal Boulevard, #G-2       October 1995
     Perfect Teeth/Buckley and Quincy      4321 South Buckley Road                  September 1997          1
     Perfect Teeth/Central Denver          1633 Fillmore Street, Suite 200          May 1996
     Perfect Teeth/East 104th Avenue       2200 East 104th Avenue, #112             May 1996                1
     Perfect Teeth/East Cornell            12200 East Cornell Avenue, # E           August 1996            2,5
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
     Perfect Teeth/Leetsdale               7150 Leetsdale Drive, #110A              March 1996*
       Mississippi Dental Group            11175 East Mississippi Avenue, #110      September 1998
     Perfect Teeth/Monaco and Evans        2121 South Oneida, Suite 321             November 1995        1,2,3,4
     Perfect Teeth/North Sheridan          11550 North Sheridan, #101               May 1996
       Perfect Teeth/Parker                11005 South Parker Road                  December 1998*          1
     Perfect Teeth/Sheridan and 64th Avenue5169 West 64th Avenue                    May 1996
     Perfect Teeth/Smoky Hill              20269 E. Smoky Hill Rd., Unit H          January 2005*
     Perfect Teeth/South Holly Street      8211 South Holly Street                  September 1997          5
     Perfect Teeth/Speer                   700 East Speer Boulevard                 February 1997
     Perfect Teeth/West 38th Avenue        7760 West 38th Avenue, #200              May 1996
     Perfect Teeth/West 120th Avenue       6650 West 120th Avenue, A-6              September 1997          3
       Perfect Teeth/West Jewell           8064 West Jewell                         April 1998
     Perfect Teeth/Yale                    7515 West Yale Avenue, Suite A           April 1997          1,2,3,4,5
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
New Mexico
   Albuquerque
     Perfect Teeth/Alice                   5909 Alice NE                             February 1998
     Perfect Teeth/Candelaria              6101 Candelaria NE                        April 1997
       Perfect Teeth/Cubero Drive          5900 Cubero Drive NE, Suite E             September 1998          1
     Perfect Teeth/Four Hills              13140-E Central Avenue, SE                August 1997*
     Perfect Teeth/Fourth Street           5721 Fourth Street NW                     August 1997
     Perfect Teeth/Wyoming and Candelaria  8501 Candelaria NE, Suite D3              August 1997            1,3
    Rio Rancho
       Perfect Teeth/Rio Rancho             4500 Arrowhead Ridge Drive               July 1999*              1
    Santa Fe
       Perfect Teeth/Plaza Del Sol         720 St. Michael Drive, Suite O            May 1998*               1
Arizona
    Goodyear
       Perfect Teeth/Palm Valley           14175 West Indian School Bypass Road, #B6 March 2000*
     Mesa
       Perfect Teeth/Power & McDowell      2733 North Power Road, Suite 101          October 2000*
     Peoria
       Perfect Teeth/Olive                 10613 West Olive Avenue, Suite 201        September 2004*       1,2,3
     Scottsdale
       Perfect Teeth/Bell Road & 64th      6345 East Bell Road, Suite 1              July 1998             1,2,3
Street
        Perfect Teeth/Shea & 90th Street   9393 North 90th Street, Suite 207         September 1998
    Tempe
       Perfect Teeth/Elliot and McClintock 7650 S. McClintock Dr., #110              June 1999*

(1)      Orthodontics
(2)      Periodontics
(3)      Oral Surgery
(4)      Pediatrics
(5)      Endodontics

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

Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including state-of-the-art gold, porcelain and composite inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery pediatrics, endodontics and periodontics, which are available at certain of the Company's Offices, as indicated on the table above. Affiliated specialists who rotate through certain offices in the Company's existing markets provide these services. The addition of specialty services is a key component of the Company's strategy, as it enables the Company to capture revenue from services that otherwise would be referred to non-affiliated providers. In addition, by offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of professionals and facilities.

Dental Practice Management Model

The Company has developed a dental practice management model designed to achieve its goal of providing personalized, high-quality dental care in a patient friendly setting similar to that found in a traditional private practice. The Company's dental practice management model consists of the following components:

Recruiting of Dentists. The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of administrative responsibilities and the resulting ability to focus almost exclusively on practicing dentistry. Advantages to dentists affiliated with the Company also include the relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation, and payment of professional membership fees and malpractice insurance. The Company's effort to recruit managing dentists is primarily focused on dentists with three or more years of practice experience. The Company typically recruits associate dentists graduating from residency programs. It has been the Company's experience that many dentists in the early stages of their careers have incurred substantial student loans. As a result, they face significant financial constraints in starting their own practices or buying into existing practices, especially in view of the capital-intensive nature of modern dentistry.

The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements. The Company also offers formalized mandatory training programs for employees regarding the CFR Title 29 Occupational Safety and Health Act (OSHA), CFR Title 40 Environmental Protection Agency, State dental practice law, State local regulations and the Health Insurance Portability and Accountability Act (HIPAA) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company's formalized training program. Company regional directors also meet with the Company's senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and on going meetings with employees have contributed to an improvement in the operations at its Offices.

Staffing Model. The Company's staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of six regional directors in Colorado, one regional director for New Mexico and one regional director for Arizona. These regional directors are each responsible for between five to 13 Offices. In addition, there is one specialty director who manages the Company's specialty practices. These directors oversee operations, training and development of non-dental employees, recruiting and work to implement the Company's dental practice management model.

Management Information Systems. The Company has a networked management information system, which allows the Company to receive uniform data that can be analyzed easily in order to measure and improve operating performance in the Offices. The Company's system enables it to maintain on-line contact with each of its Offices and allows the Company to monitor the Offices by obtaining real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections. The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve the Office's performance.

Advertising and Marketing. The Company seeks to increase patient volume at its Offices from time to time through television, print advertising and other marketing techniques. The Company's advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company's affiliated dentists. During 2004, the Company significantly increased its television and print advertising in the Colorado Springs, Colorado market and its television advertising in the Denver, Colorado market.

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

Payor Mix

The Company's payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients. The Company seeks to supplement its fee-for-service business with revenue derived from contracts with capitated managed dental care plans. The Company negotiates the managed care contracts on behalf of the professional corporations that operate the Offices (the "P.C.s"), and the P.C.s enter into the contracts with the various managed care plans.

Capitated managed dental care plans accounted for 23.1% of the Company's total dental group practice revenue in 2004. During the years ended December 31, 2002, 2003, and 2004, the Company derived the corresponding percentages of total dental group practice revenue from the following listed companies' capitated managed dental care plans (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 6.6%, 6.9% and 8.0%, respectively, CIGNA Dental Health was responsible for 6.3%, 6.7% and 6.9%, respectively, and Fortis Benefits Insurance Company was responsible for 5.1%, 4.5% and 4.6%, respectively.

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and without the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists are economically incented to improve the operating performance of their Offices, through a bonus based upon the operating performance of the Office.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Associate dentists are typically recent graduates from residency programs, and usually spend up to two years working with a managing dentist. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Expansion Program

Overview

Since its formation in May 1995, the Company has acquired 42 practices, including five practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the five practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been solo dental practices. The Company has developed 21 de novo Offices (including one practice that was consolidated with an existing Office). In 2003, the Company embarked on a strategy to increase revenues. The initiatives included negotiating leases for de novo sites, expanding the specialty services side of the business, evaluating potential acquisitions, aggressively recruiting additional dentists and an expanded marketing plan. During 2004, the Company opened two de novo offices; one in the Phoenix, Arizona market and one in the Colorado market. In January 2005, the Company opened one de novo office in the Denver, Colorado market. The Company also closed one existing under-performing office in the Phoenix, Arizona market during 2004.

Capacity Utilization

         The Company expects to expand in existing markets by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the expansion of specialty services and the aggressive recruitment of additional dentists and hygienists to further utilize existing physical capacity in the Offices.

De Novo Office Developments

One method by which the Company enters new markets and expands its operations in existing markets is through the development of de novo Offices. Five of the Company's seven Colorado Springs Offices, eight of the Company's 35 Denver metro area Offices, three of the Company's eight New Mexico Offices and four of the Company's six Arizona Offices were de novo developments. The Company generally locates de novo Offices in prime retail locations in areas where there is significant population growth. These locations provide high visibility for the Company's signage and easy walk-in access for its customers. Historically, the Company has used consistent office designs, colors, logo and signage for each of its de novo Offices.

On August 10, 2004, the Company entered into a contract to lease approximately 2,200 square feet of office space at a shopping center in Denver, Colorado for the development of a de novo Office. This office opened in January 2005. During 2004, the Company signed leases for three additional de novo Offices in the Phoenix, Arizona market. The company expects to open one of these three Offices in the third quarter of 2005 and the other two Offices in the first quarter of 2006. The Company continues to evaluate other sites for de novo development and expects to sign a lease for a de novo Office in the New Mexico market during 2005.

Acquisition Strategy

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

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Dental Office is operated by a P.C., which is owned by one of four different licensed dentists affiliated with the Company. The Company's President, Mark A. Birner, DDS, is one of the four dentists and individually owns 47 P.C.s. The Company has entered into agreements with the owners of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

One licensed dentist who owns a P.C. operating an Office in Colorado has entered into stock purchase, pledge and security agreements with the Company. Under this agreement, if certain events occur including the failure to perform the obligations under the employment agreement with the P.C., cessation of employment with the P.C. for any reason, death or insolvency or directly or indirectly causing the P.C. to breach its obligations under the Management Agreement, then the Company may cause the P.C. to redeem the dentist's ownership interest in the P.C. for an agreed price which is not considered to be material by the Company. Two of the three directors of this P.C. are nominees of the Company, and the dentist has given the Company's Chief Executive Officer, Fred Birner, an irrevocable proxy to vote his shares in the P.C.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office,
(ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office,
(v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

Employment Agreements

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with a P.C. The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees. The employment agreement for one of the managing dentists who is also a shareholder of a P.C. has a term of 20 years and can only be terminated by the employer P.C. upon the occurrence of certain events. If the employment of this managing dentist is terminated for any reason, the employer P.C. has the right to redeem the shares of the P.C. operating the Office, which are held by the managing dentist, for a nominal price. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of collections attributable to their work, or a bonus based upon the operating performance of the Office, whichever is greater. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of collections attributable to their work, whichever is greater. Specialists are compensated based upon an hourly or monthly guarantee or a percentage of collections attributable to their work, whichever is greater. The P.C. with whom the dentist has entered into an employment agreement pays the dentists' compensation.

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, American Dental Partners, Inc. and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company's existing markets for expansion. Such competitors may have greater financial resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company.

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

Many states, including Colorado, limit the ability of a person other than a licensed dentist, to own or control dental equipment or offices used in a dental practice. Some states allow leasing of equipment and office space to a dental practice under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states, including Arizona and New Mexico, require all advertisements to be in the name of the dentist. A number of states, including Arizona, Colorado and New Mexico, also regulate the content of advertisements of dental services. In addition, Colorado, New Mexico and Arizona, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as "clinics" to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

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

Federal Regulation

Federal laws generally regulate reimbursement, billing and self-referral practices under Medicare and Medicaid programs. Because the P.C.s currently receive no revenue under Medicare or Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations of the laws could have a material adverse effect on the Company's business, financial condition and operating results.

Federal regulations also allow state licensing boards to revoke or restrict a dentist's license in the event the dentist defaults in the payment of a government-guaranteed student loan, and further allow the Medicare program to offset overdue loan payments against Medicare income due to the defaulting dentist's employer. The Company cannot assure compliance by dentists with the payment terms of their student loans, if any.

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

The operations of the Offices are also subject to compliance with regulations promulgated by OSHA relating to such matters as heat sterilization of dental instruments and the use of barrier techniques such as masks, goggles and gloves. The Company incurs expenses on an ongoing basis relating to OSHA monitoring and compliance.

During 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPAA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2004, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

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

Facilities and Employees

The Company's corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 9,500 square feet occupied under a lease. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to 10 years. The Company believes the facilities at each of its Offices are adequate for their current level of business. The Company generally anticipates leasing and developing new Offices in its current markets rather than significantly expanding the size of its existing Offices.

As of December 31, 2004, the Company had 82 general dentists, 20 specialists and 64 hygienists that were employed by the P.C.s, and 351 non-dental employees.

Company Website

Information related to the following items can be found on the Company's website at www.bdms-perfectteeth.com: i) Company filings with the Securities and Exchange Commission, ii) Officers, Directors and ten percent shareholders filings on Forms 3, 4 and 5, and iii) the Company's Code of Ethics. The Company's website is not a part of, or incorporated by reference in, this Annual Report.


ITEM 3.   LEGAL PROCEEDINGS.

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage. The Company is not presently a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "BDMS". The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq SmallCap Market:

                                                                HIGH      LOW
   2003                                                      --------    ------
   ----
   First Quarter                                             $  14.86    $ 9.31
   Second Quarter                                               14.69     11.71
   Third Quarter                                                16.80     12.75
   Fourth Quarter                                               14.49     10.00

   2004
   ----
   First Quarter                                             $  16.77    $12.22
   Second Quarter                                               17.68     15.00
   Third Quarter                                                19.70     15.75
   Fourth Quarter                                               20.82     15.91

   2005
   ----
   First Quarter (January 1, 2005 through March 18, 2005)    $  27.25    $18.35

At March 18, 2005, the last reported sale price of the Company's Common Stock was $24.88 per share. As of the same date, there were 1,183,048 shares of Common Stock outstanding held by 178 holders of record and approximately 450 beneficial owners.

Purchases of Equity Securities by the Issuer

The following chart provides information regarding Common Stock repurchases by the Company during the period January 1, 2004 through December 31, 2004.

                      Issuer Purchases of Equity Securities

                                                                                                           Approximate
                                                                                        Total Number       Dollar Value
                                                                                          Of Shares       Of Shares That
                                                                                        Purchased as        May Yet Be
                                                                        Average       Part of Publicly      Purchased
                                                      Total Number       Price           Announced         Under the
                                                       Of Shares       Paid per           Plans or           Plans or
              Period                                   Purchased         Share            Programs           Programs
              ------                                  ------------    -----------     ----------------    --------------
January 1, 2004 through January 31, 2004                 17,000        $    12.85           17,000          $ 327,075
February 1, 2004 through February 29, 2004               24,500        $    13.35           24,500          $       -
March 1, 2004 through March 31, 2004                          -        $        -                -          $       -
April 1, 2004 through April 31, 2004                          -        $        -                -          $       -
May 1, 2004 through May 31, 2004                              -        $        -                -          $       -
June 1, 2004 through June 31, 2004                            -        $        -                -          $       -
July 1, 2004 through July 31, 2004                            -        $        -                -          $       -
August 1, 2004 through August 31, 2004                        -        $        -                -          $  500,000
September 1, 2004 through September 31, 2004                  -        $        -                -          $  500,000
October 1, 2004 through October 31, 2004                  3,000        $    18.60            3,000          $  444,188
November 1, 2004 through November 31, 2004                    -        $        -                -          $  744,188
December 1, 2004 through December 31, 2004                9,500        $    18.60            9,500          $  567,468
Total                                                    54,000        $    14.41           54,000          $  567,468

Purchases made prior to August 2004 were made pursuant to publicly announced plans. On August 10, 2004, the Board of Directors authorized the Company to increase the amount available to make open market purchases of its Common Stock to allow the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $300,000. All purchases listed above were made pursuant to such publicly announced plans. There is no expiration date on either plan. Such purchases may be made from time to time, as the Company's management deems appropriate.

Equity Compensation Plan Information

The following table sets forth information concerning options, warrants and rights outstanding and available for granting as of December 31, 2004:

                                          (a)                          (b)                         (c)
                                                                                         Number of securities
                                                                                         remaining available for
                              Number of securities to be    Weighted-average exercise    future issuance under
                              issued upon exercise of       price of outstanding         equity compensation plans
                              outstanding options,          options, warrants and        (excluding securities
Plan category                 warrants and rights           rights                       reflected in column (a))
-------------                 --------------------------    -------------------------    -------------------------
Equity compensation plans
approved by security holders         263,707                       $10.22                       231,369

Equity compensation plans
not approved by security
holders                                    -                            -                             -
                                     -------                       ------                       -------

Total                                263,707                       $10.22                       231,369
                                     =======                       ======                       =======

Options and warrants are issued for a period of five to seven years and generally vest 33% each year for three years, provided however, that upon a sale of the Company, all options and warrants automatically become vested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 2002, 2003, and 2004 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 2000 and 2001 periods are derived from the Company's historical consolidated financial statements.

A one-for-four split of the Company's stock became effective as of February 26, 2001. As a result, all earnings per share data presented in the following table have been restated to reflect this reverse stock split.

The data in the following table is in thousands except per share data, number of offices and number of dentists:

                                                                                       Years Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                   2000           2001         2002           2003          2004
                                                                   ----           ----         ----           ----          ----
Statements of Operations Data: (1)

Net revenue                                                     $ 29,769       $ 29,652      $ 30,536       $ 30,539      $ 32,170
Direct expenses                                                   25,765         25,539        25,351         25,032        26,249
Contribution from dental offices                                   4,004          4,113         5,185          5,507         5,921
Corporate expenses                                                 3,747          3,270         3,304          3,292         3,272
Operating income                                                     257            843         1,881          2,215         2,649
Income (loss) from continuing operations
    before income taxes                                             (373)           392         1,536          2,061         2,590
Income tax (expense) benefit                                          97           (128)         (580)          (806)       (1,023)
Income (loss) from continuing operations                            (276)           264           956          1,255         1,567
Operating (loss) attributable to assets disposed of                  (61)           (21)          (35)          (116)         (120)
(Loss) recognized on dispositions                                      -              -             -              -          (192)
Income tax benefit                                                    16              7            13             45           125
Loss on discontinued operations                                      (45)           (14)          (22)           (71)         (187)
Net income (loss)                                                   (321)           250           934          1,184         1,380



Basic earnings per share of Common Stock: (2)
Net income (loss) - continuing operations                           (.18)           .18           .65            .96          1.30
Net income (loss) - discontinued operations                         (.03)          (.01)         (.02)          (.05)         (.16)
Net income (loss) per share of Common Stock                         (.21)           .17           .63            .91          1.14

Diluted earnings per share of Common Stock: (2)
Net income (loss) - continuing operations                           (.18)           .17           .59            .88          1.19
Net income (loss) - discontinued operations                         (.03)          (.01)         (.01)          (.05)         (.14)
Net income (loss) per share of Common Stock                         (.21)           .16           .58            .83          1.05

Balance Sheet Data (3):
Cash and cash equivalents                                        $   691        $   949       $ 1,073        $ 1,111       $   756
Working capital (deficit)                                          2,043            301        (1,541)          (109)          (56)
Total assets                                                      26,333         24,762        24,230         22,210        21,860
Long-term debt, less current maturities                            6,682          3,296         1,087          2,736         1,079
Total shareholders' equity                                        16,471         16,721        16,759         14,411        15,128
Dividends declared per share of Common Stock                           -              -             -              -       $   .30

Operating Data:
Number of offices (3)                                                 56             54            54             54            55
Number of dentists (3)(4)                                             91             86            90             95           102
Total net revenue per office                                     $   532        $   549       $   565          $ 566       $   585

--------------------
(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. In 2000, the Company opened two de novo Offices. During 2001, the Company consolidated four existing Offices into two. In 2004, the Company closed one existing Office and opened two de novo Offices.
(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company. (3) Data is as of the end of the respective periods presented. (4) This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2004. Reference should also be made to the Company's consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this Annual Report. This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Items 1 and 2. "Business and Properties," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 7 under the heading "Risk Factors."

Overview

The Company was formed in May 1995, and currently manages 56 Offices in Colorado, New Mexico, and Arizona staffed by 82 dentists and 20 specialists. The Company has acquired 42 practices (five of which were consolidated into existing Offices and one of which was closed during 2004) and opened 21 de novo Offices (one of which was consolidated into an existing Office). The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself. Generally, the Company seeks to acquire dental practices for which the Company believes application of its dental practice management model will improve operating performance.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company's growth and success in the Colorado market led to its expansion into New Mexico and Arizona markets. The Company's growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff and through development of de novo Offices and selective acquisitions.

In 2003, the Company embarked on a strategy to increase revenues. This strategy included developing de novo offices, evaluating potential acquisitions, expanding the specialty services side of the business, aggressively recruiting additional dentists and an expanded marketing plan.

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2004, net revenue was $30.5 million in 2002, $30.5 million in 2003, and $32.2 million in 2004. During the three years ended December 31, 2004, contribution from dental offices increased from $5.2 million in 2002 to $5.5 million for 2003, and increased to $5.9 million for 2004. During the three years ended December 31, 2004, income from continuing operations increased from $956,000 for 2002 to $1.3 million in 2003 and to $1.6 million in 2004.

At December 31, 2004, the Company's total assets of $21.9 million included $13.8 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $15.1 million.

Components of Revenue and Expenses

Total dental group practice revenue ("Revenue") represents the revenue of the Offices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as compensation to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Management service fee revenue represents the net revenue earned by the Company for the Offices for which the Company has Management Agreements, but does not have control. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists and hygienists), dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office,
(ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office,
(v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company's revenue is derived principally from fee-for-service revenue and revenue from capitated managed dental care plans. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation of dentists and hygienists), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Items 1 and 2. "Business and Properties - Payor Mix."

The Company seeks to increase its fee-for-service business by increasing the patient volume of existing Offices through effective marketing and advertising programs, adding additional specialty services and by opening new Offices. The Company seeks to supplement this fee-for-service business with Revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

Results of Operations

In 2003, the Company embarked on a strategy to increase revenues through the aggressive recruitment of additional dentists, expanding the specialty services side of the business, an expanded marketing plan, opening of de novo offices and evaluating potential acquisitions. As these initiatives are continuing, the Company believes that the period-to-period comparisons set forth below may not be representative of future operating results.

For the year ended December 31, 2004, Revenue increased to $46.5 million compared to $43.3 million for the year ended December 31, 2003, an increase of $3.2 million or 7.4%. This was attributable to higher revenues generated in the 53 Offices in existence during both full periods. Higher specialty revenues during 2004 accounted for approximately $1.7 million of the increase.

For the year ended December 31, 2003, Revenue increased to $43.3 million compared to $42.8 million for the year ended December 31, 2002, an increase of $550,000 or 1.1%. This was attributable to higher revenues generated in the 54 Offices in existence during both full periods.

The Company's Revenue from capitated managed dental care plans was 23.1% of total dental group practice revenue in 2004, compared to 31.6% in 2003.

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

                                                                               Years Ended December 31,
                                                                 -------------------------------------------------
                                                                      2002                2003             2004
                                                                 -------------       ------------    -------------
    Total dental group practice revenue                          $  42,822,727       $ 43,273,221    $  46,460,595
    Less - amounts retained by dental offices                       12,287,030         12,733,804       14,290,190
                                                                 -------------       ------------    -------------

    Net revenue                                                  $  30,535,697       $ 30,539,417    $  32,170,405
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

                                                                Years Ended December 31,
                                           -------------------------------------------------------------------
                                                 2002                      2003                    2004
                                           ------------------        -----------------        ----------------

Net revenue                                       100.0  %                  100.0 %                100.0  %
Direct expenses:
     Clinical salaries and benefits                37.6                      37.8                   37.2
     Dental supplies                                5.8                       5.8                    6.2
     Laboratory fees                                7.7                       7.7                    7.5
     Occupancy                                     11.0                      11.3                   11.1
     Advertising and marketing                      1.2                       1.2                    2.1
     Depreciation and amortization                  7.7                       7.0                    5.6
     General and administrative                    12.0                      11.2                   11.9
                                           ------------------        -----------------        ----------------

                                                   83.0                       82.0                  81.6
                                           ------------------        -----------------        ----------------
Contribution from dental offices                   17.0                       18.0                  18.4

Corporate expenses:
     General and administrative                     9.7                       9.8                    9.5
     Depreciation and amortization                  1.1                       1.0                    0.6
                                           ------------------        -----------------        ----------------
Operating income                                    6.2                       7.2                    8.3
Interest expense, net                               1.1                       0.5                    0.2
                                           ------------------        -----------------        ----------------
Income before income taxes                          5.1                       6.7                    8.1
Income tax expense                                  1.9                       2.6                    3.2
                                           ------------------        -----------------        ----------------

Income from continuing operations                   3.2                       4.1                    4.9

Loss attributable to discontinued
operations, net of income taxes                     0.1                       0.2                    0.6
                                           ------------------        -----------------        ----------------

Net income                                          3.1  %                    3.9 %                  4.3 %
                                           ==================        =================        ================

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue. Net revenue increased to $32.2 million for the year ended December 31, 2004 compared to $30.5 million for the year ended December 31, 2003, an increase of $1.6 million or 5.3%. This was attributable to higher revenues generated in the 53 Offices in existence during both full periods. Higher specialty revenues during 2004 accounted for approximately $855,000 of the increase.

Clinical salaries and benefits. Clinical salaries and benefits increased to $12.0 million for the year ended December 31, 2004 compared to $11.5 million for the year ended December 31, 2003, an increase of $448,000 or 3.9%. This is the result of the addition of additional employees to support the increased number of dentists working in 2004 over 2003 and general wage increases granted during 2004. As a percentage of net revenue, clinical salaries and benefits decreased from 37.8% in 2003 to 37.2% in 2004.

Dental supplies. Dental supplies increased to $2.0 million for the year ended December 31, 2004 compared to $1.8 million for the year ended December 31, 2003, an increase of $220,000 or 12.5%. This increase is attributable to the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the seven new dentists who started during the year as well as initial inventory purchased for the de novo offices in Phoenix and Denver that were opened during 2004. As a percentage of net revenue, dental supplies increased from 5.8% in 2003 to 6.2% in 2004.

Laboratory fees. Laboratory fees remained constant at $2.4 million for the years ended December 31, 2004 and December 31, 2003. As a percentage of net revenue, laboratory fees decreased from 7.7% in 2003 to 7.5% in 2004.

Occupancy. Occupancy expenses increased to $3.6 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003, an increase of $137,000 or 4.0%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2003 period as well as the addition of two de novo offices during the year. As a percentage of net revenue, occupancy expense decreased to 11.1% in 2004 from 11.3% in 2003.

Advertising and marketing. Advertising and marketing increased to $678,000 for the year ended December 31, 2004 from $357,000 for the year ended December 31, 2003, an increase of $321,000 or 89.8%. This increase was primarily due to the initiation of television and print advertising in the Colorado Springs, Colorado market beginning in January 2004 and television advertising in the Denver, Colorado market beginning in June 2004. As a percentage of net revenue, advertising and marketing increased to 2.1% in 2004 from 1.2% in 2003.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $1.8 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003, a decrease of $360,000 or 16.8%. This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, depreciation and amortization decreased to 5.6% in 2004 from 7.0% in 2003.

General and administrative. General and administrative costs which are attributable to the Offices, increased to $3.8 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003, an increase of $419,000 or 12.3%. This increase was the result of higher costs for recruiting, office supplies, malpractice insurance, bad debt expense, gross receipts taxes, credit card fees and computer maintenance costs. As a percentage of net revenue, general and administrative expenses increased to 11.9% in 2004 from 11.2% in 2003.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $5.9 million for the year ended December 31, 2004 from $5.5 million for the year ended December 31, 2003, an increase of $414,000 or 7.5%. As a percentage of net revenue, contribution from dental offices increased to 18.4% in 2004 from 18.0% in 2003.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased to $3.1 million for the years ended December 31, 2004 from $3.0 million for the year ended December 31, 2003, an increase of $55,000 or 1.8%. As a percentage of net revenue, corporate expense - general and administrative decreased to 9.5% in 2004 from 9.8% in 2003.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization decreased to $217,000 for the year ended December 31, 2004 from $292,000 for the year ended December 31, 2003, a decrease of $75,000 or 25.7%. This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.6% in 2004 from 1.0% in 2003.

Operating income. As a result of the above, operating income increased to $2.6 million for the year ended December 31, 2004 from $2.2 million for the year ended December 31, 2003, an increase of $434,000 or 19.6%. As a percentage of net revenue, operating income increased to 8.3% in 2004 from 7.2% in 2003.

Interest expense, net. Interest expense, net decreased to $59,000 for the year ended December 31, 2004 from $155,000 for the year ended December 31, 2003, a decrease of $96,000 or 61.8%. This decrease was primarily the result of lower average outstanding bank loan debt balances during 2004 and a decrease in interest on seller notes due to lower outstanding balances and the prepayment of principal on some notes during the year. As a percentage of net revenue, interest expense, net decreased to 0.2% in 2004 from 0.5% in 2003.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market that resulted in a net loss from discontinued operations of $188,000 and $71,000 for the twelve months ended December 31, 2004 and 2003, respectively. This loss for the twelve months ended December 31, 2004 was comprised of an operating loss of $120,000 and a loss on the disposition of assets of $193,000, partially offset by an income tax benefit of $125,000. For the twelve months ended December 31, 2003, the loss attributable to discontinued operations was comprised of an operating loss of $116,000, partially offset by an income tax benefit of $45,000.

Net income. As a result of the above, the Company reported net income of $1.4 million for the year ended December 31, 2004 compared to net income of $1.2 million for the year ended December 31, 2003, an increase of $196,000 or 16.6%. As a percentage of net revenue, net income increased to 4.3% in 2004 from 3.9% in 2003. Net income for the year ended December 31, 2004 was net of income tax expense of $898,000 while net income for the year ended December 31, 2003 was net of income tax expense of $761,000.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenue. Net revenue remained constant at $30.5 million for the year ended December 31, 2003 and December 31, 2002.

Clinical salaries and benefits. Clinical salaries and benefits remained constant at $11.5 million for the years ended December 31, 2003 and December 31, 2002. As a percentage of net revenue, clinical salaries and benefits increased to 37.8% in 2003 from 37.6% in 2002.

Dental supplies. Dental supplies remained constant at $1.8 million for the years ended December 31, 2003 and December 31, 2002. As a percentage of net revenue, dental supplies were 5.8% for both 2003 and 2002.

Laboratory fees. Laboratory fees increased to $2.4 million for the year ended December 31, 2003 compared to $2.3 million for the year ended December 31, 2002, an increase of $29,000 or 1.2%. As a percentage of net revenue, laboratory fees remained constant at 7.7% for both 2003 and 2002.

Occupancy. Occupancy expenses remained constant at $3.4 million for the years ended December 31, 2003 and December 31, 2002. As a percentage of net revenue, occupancy expense increased to 11.3% in 2003 from 11.0% in 2002.

Advertising and marketing. Advertising and marketing increased to $357,000 for the year ended December 31, 2003 from $350,000 for the year ended December 31, 2002, an increase of $8,000 or 2.2%. This increase was primarily due to additional yellow page advertising in local directories. As a percentage of net revenue, advertising and marketing remained constant at 1.2% for both 2003 and 2002.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $2.1 million for the year ended December 31, 2003 from $2.4 million for the year ended December 31, 2002, a decrease of $216,000 or 9.2%. This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, depreciation and amortization decreased to 7.0% in 2003 from 7.7% in 2002.

General and administrative. General and administrative costs which are attributable to the Offices, decreased to $3.4 million for the year ended December 31, 2003 from $3.7 million for the year ended December 31, 2002, a decrease of $267,000 or 3.8%. This decrease was the result of less bad debt expense, lower costs for the data telecommunication network between the individual Offices and the Corporate Office as well as lower gross receipt taxes paid in New Mexico. As a percentage of net revenue, general and administrative expenses decreased to 11.2% in 2003 from 12.0% in 2002.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $5.5 million for the year ended December 31, 2003 from $5.2 million for the year ended December 31, 2002, and increase of $322,000 or 6.2%. As a percentage of net revenue, contribution from dental offices increased to 18.0% in 2003 from 17.0% in 2002.

Corporate expenses - general and administrative. Corporate expenses - general and administrative remained constant at $3.0 million for the years ended December 31, 2003 and December 31, 2002. As a percentage of net revenue, corporate expense - general and administrative increased to 9.8% in 2003 from 9.7% in 2002.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization decreased to $292,000 for the year ended December 31, 2003 from $327,000 for the year ended December 31, 2002, a decrease of $35,000 or 10.7%. This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 1.0% in 2003 from 1.1% in 2002.

Operating income. As a result of the above, operating income increased to $2.2 million for the year ended December 31, 2003 from $1.9 million for the year ended December 31, 2002, an increase of $334,000 or 17.8%. As a percentage of net revenue, operating income increased to 7.2% in 2003 from 6.2% in 2002.

Interest expense, net. Interest expense, net decreased to $155,000 for the year ended December 31, 2003 from $345,000 for the year ended December 31, 2002, a decrease of $190,000 or 55.1%. This decrease was primarily the result of a lower average interest rate and a lower average outstanding debt balance during 2003, lower amortization of loan acquisition costs during 2003 and higher interest income that is primarily due to the Company`s implementation of a late charge on accounts receivable, during 2003. As a percentage of net revenue, interest expense, net decreased to 0.5% in 2003 from 1.1% in 2002.

Net income. As a result of the above, the Company reported net income of $1.2 million for the year ended December 31, 2003 compared to net income of $934,000 for the year ended December 31, 2002, an increase of $250,000 or 26.8%. As a percentage of net revenue, net income increased to 3.9% in 2003 from 3.1% in 2002. Net income for the year ended December 31, 2003 was net of income tax expense of $761,000 while net income for the year ended December 31, 2002 was net of income tax expense of $567,000.

The Company's earnings before interest, taxes, depreciation, amortization and discontinued operations ("Adjusted EBITDA") remained constant at $4.7 million for years ended December 31, 2004 and 2003. Although Adjusted EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA can be made by adding discontinued operations, depreciation and amortization expense - offices, depreciation and amortization expense - corporate, interest expense, net and income tax expense to net income as in the table below.

                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                  2002                2003                2004
                                                              -----------         ------------        ------------
RECONCILIATION OF ADJUSTED EBITDA:
    Net income                                                $   933,686         $  1,183,687        $  1,379,597
    Discontinued operations -
       (before income tax expense)                                 35,381              116,082             312,669
    Depreciation and amortization - Offices                     2,363,977            2,147,635           1,787,892
    Depreciation and amortization - Corporate                     326,879              291,975             216,926
    Interest expense, net                                         344.744              154,656              59,062
    Income tax expense                                            567,361              761,175             898,186
                                                              -----------         ------------        ------------

ADJUSTED EBITDA                                               $ 4,572,028          $ 4,655,210        $  4,654,332
                                                              ===========          ===========        ============


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

At December 31, 2004, intangible assets on the Company's consolidated balance sheet were $13.8 million, representing 63.1% of the Company's total assets at that date. The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of December 31, 2004 a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

The Company's allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit-worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company's processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require the Company to adjust its allowance for doubtful accounts.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company's significant deferred tax assets are related to:
Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books. The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company's significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management's estimates.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes.

Net cash provided by operating activities was $5.0 million, $4.2 million, and $3.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. During the year ended December 31, 2004, the Company's cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable and accrued expenses of approximately $557,000, offset by an increase is accounts receivable of $739,000 and a decrease in income taxes payable of approximately $271,000. During the year ended December 31, 2003, the Company's cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of approximately $161,000, offset by an increase in accounts receivable of $340,000. During the year ended December 31, 2002, the Company's cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable and accrued expenses of approximately $738,000, offset by an increase in accounts receivable of approximately $153,000.

Net cash used in investing activities was $1.4 million, $465,000, and $1.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. During the year ended December 31, 2004, the Company invested $905,000 in the purchase of additional property and equipment and $845,000 in the development of new dental offices. During the year ended December 31, 2003, the Company invested $465,000 in the purchase of additional property and equipment. During the year ended December 31, 2002, the Company invested $514,000 in the purchase of additional property and equipment and $1.2 million was used for acquiring the remaining 50% interest in two existing Offices. This was partially offset by the repayment of $284,000 in notes receivable from related parties.

For the years ended December 31, 2002, 2003 and 2004, net cash used in financing activities was $3.4 million, $3.7 million and $2.4 million, respectively. For the year ended December 31, 2004, net cash used in financing activities was comprised of $1.1 million for the pay-down on the bank line of credit, $741,000 for the repayment of long-term debt, $778,000 for the purchase and retirement of Common Stock and $269,000 for the payment of Common Stock dividends. This was partially offset by $235,000 of proceeds from the exercise of Common Stock options and $241,000 from the tax benefit of Common Stock options exercised. For the year ended December 31, 2003, net cash used in financing activities was comprised of $1.8 million for the pay-down on the bank term-loan, $345,000 for the repayment of long-term debt and $3.9 million for the purchase and retirement of Common Stock. This was partially offset by $2.0 million in advances from the line of credit, $224,000 of proceeds from the exercise of Common Stock options and $158,000 from the tax benefit of Common Stock options exercised. For the year ended December 31, 2002, net cash used in financing activities was comprised of $2.1 million for the pay-down on the Company's bank term loan, $168,000 for the pay-down on the Company's line of credit, $312,000 for the repayment of long-term debt and $1.2 million for the purchase and retirement of Common Stock. This was partially offset by $111,000 of proceeds from the exercise of Common Stock options and $95,000 from the tax benefit of Common Stock options exercised.

On May 6, 2004, the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the lender's Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.75%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2006. At December 31, 2004, the Company had $900,000 outstanding and $3.1 million available for borrowing under the revolving loan. This consisted of $900,000 outstanding under the Base Rate Option and no borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2004, the Company was in full compliance with all of its covenants under this agreement.

At December 31, 2004, the Company's material commitments for capital expenditures totaled approximately $1.3 million, which includes the development of three de novo Offices and the remodel of one existing Office. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of December 31, 2004 were approximately $3.0 million and the Company had a working capital deficit on that date of approximately $56,000. During 2004, the Company had capital expenditures of $1.8 million and purchased approximately $778,000 of Common Stock while reducing total bank debt by $1.1 million.

As of December 31, 2004, the Company had the following known contractual obligations:

                                                                                    Payments due by Period
                                                                    ------------------------------------------------------
                                                                    Less than                                   More than
                                                    Total             1 year       1-3 years      3-5 years      5 years
                                                 -------------      ----------     ----------     ---------     ----------
Long-Term Debt Obligations                         1,245,928          167,217       1,078,711             -             -
Operating Lease Obligations                        7,901,656        2,517,117       3,777,513     1,607,026             -
Other  Long-Term  Liabilities  Reflected on
the Balance Sheet Under GAAP                         162,558           17,906          93,682        50,970             -
                                                   ---------        ---------       ---------     ---------     ---------
Total                                              9,310,142        2,702,240       4,949,906     1,657,996             -
                                                   =========        =========       =========     =========     =========


On March 9, 2004, the Company announced a quarterly cash dividend of $.075 per share. On February 10, 2005, the Company announced an increase in the amount of the quarterly dividend from $.075 per share to $.20 per share.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See "Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing" in this Item 7.

The Company from time to time may purchase its Common Stock on the open market. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share. During 2004, the Company, in seven separate transactions, purchased 54,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $12.65 to $18.50 per share. On August 10, 2004, the Board of Directors authorized the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $300,000. Such purchases may be made from time to time as the Company's management deems appropriate.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning in the third quarter of 2005. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported in "notes to consolidated financial statements, (2) significant accounting policies, stock-based compensation plans".

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires fixed production overheads must be allocated to the costs of conversion based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

Risk Factors

This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth in this
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Items 1 and 2. "Business and Properties" and Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters," as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth below and the matters set forth in this Annual Report generally and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

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

Payment of Dividends. Various factors may hinder our declaration and payment of cash dividends. We commenced paying a quarterly cash dividend in 2004, and increased the quarterly cash dividend in February 2005. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors as our Board of Directors may consider relevant.

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

On April 14, 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of the HIPPA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2004, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

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

Risks Associated with Acquisitions. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, five of which have been consolidated into existing Offices and one of which was closed during 2004. In 2003, the Company embarked on a strategy to increase revenues. Some of the initiatives begun were the signing of a lease for a de novo site in the Phoenix area, negotiating other leases for de novo sites, evaluating potential acquisitions, expanding the specialty services side of the business, aggressively recruiting additional dentists and an expanded marketing plan. The success of future acquisitions will depend on factors, which include the following:

         o Ability to Identify Suitable Dental Practices. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. Furthermore, the Company may compete for acquisition opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to the Company, on a timely basis or at all. If a planned acquisition fails to occur or is delayed, the Company's quarterly financial results may be materially lower than expectations, resulting in a decline, perhaps substantial, in the market price of its Common Stock. In addition, increasing consolidation in the dental management services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices.

         o Integration of Dental Practices. The integration of acquired dental practices into the Company's networks is a difficult, costly and time consuming process which, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require the expansion of accounting controls and procedures and the evaluation of certain personnel functions. There can be no assurance that substantial unanticipated problems, costs or delays associated with such integration efforts or with such acquired practices will not occur. There also can be no assurance that the Company will be able to successfully integrate acquired practices in a timely manner or at all, or that any acquired practices will have a positive impact on the Company's results of operations and financial condition.

Reliance on Certain Personnel. The success of the Company depends on the continued services of three members of the Company's senior management, its Chief Executive Officer, Fred Birner, its President, Mark Birner, D.D.S., and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company's senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company's business, financial condition and operating results.

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

Risks Associated with Capitated Payment Arrangements. A portion of the Company's net revenue is derived from capitated managed dental care contracts. Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the provision of dental services at the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

In 2004, the Company derived approximately 9.7% of its revenues from capitated managed dental care contracts, and 13.4% of its revenues from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Items 1 and
2. "Business and Properties - Operations - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 2004, intangible assets on the Company's consolidated balance sheet were $13.8 million, representing 63.1% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 2004, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's line of credit is variable based upon the LIBOR rate and the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2004, $900,000 was outstanding with an interest rate of 5.25% (Prime). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the interest rate on the Company's Credit Facility would have resulted in additional interest expense of approximately $8,400 for the year ended December 31, 2004.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries' consolidated financial statements as of December 31, 2003 and 2004 and for the three years ended December 31, 2004:

                                                                         Page
                                                                         ----
    Report of Independent Registered Public Accounting Firm               40
    Consolidated Balance Sheets                                           41
    Consolidated Statements of Operations                                 42
    Consolidated Statements of Shareholders' Equity                       43
    Consolidated Statements of Cash Flows                                 44
    Notes to Consolidated Financial Statements                            46

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Birner Dental Management Services, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




HEIN & ASSOCIATES LLP



Denver, Colorado,
February 21, 2005

                  BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                   ---------------------------------
                                      ASSETS                                           2003                 2004
CURRENT ASSETS:                                                                    ------------         ------------
    Cash and cash equivalents                                                      $  1,110,786         $    756,181
    Accounts receivable, net of allowance for doubtful
       accounts of $215,838 and $232,543, respectively                                2,673,041            2,976,186
    Deferred tax asset                                                                  121,475              135,826
    Income tax receivable                                                                     -               80,318
    Prepaid expenses and other assets                                                   736,424              800,671
                                                                                   ------------         ------------
              Total current assets                                                    4,641,726            4,749,182

PROPERTY AND EQUIPMENT, net                                                           2,680,169            3,164,124

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           14,732,349           13,787,093
    Deferred charges and other assets                                                   155,461              159,440
                                                                                   ------------         ------------

              Total assets                                                         $ 22,209,705         $ 21,859,839
                                                                                   ============         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  3,990,467         $  4,637,927
    Income taxes payable                                                                190,883                    -
    Current maturities of long-term debt                                                351,847              167,217
                                                                                   ------------         ------------
              Total current liabilities                                               4,533,197            4,805,144

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         349,801              670,893
    Long-term debt, net of current maturities                                         2,735,576            1,078,711
    Other long-term obligations                                                         179,884              176,741
                                                                                   ------------         ------------

              Total liabilities                                                       7,798,458            6,731,489

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,203,511 and 1,208,510 shares issued and
       outstanding, respectively                                                     12,428,363           12,125,811
    Retained earnings                                                                 1,982,884            3,002,539
                                                                                   ------------         ------------
              Total shareholders' equity                                             14,411,247           15,128,350


              Total liabilities and shareholders' equity                           $ 22,209,705         $ 21,859,839
                                                                                   ============         ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31,
                                                            ---------------------------------------------------------
                                                                2002                   2003                   2004
                                                            ------------           ------------          ------------
NET REVENUE:                                                $ 30,535,697           $ 30,539,417          $ 32,170,405

DIRECT EXPENSES:
       Clinical salaries and benefits                         11,484,982             11,537,539            11,985,523
       Dental supplies                                         1,771,268              1,767,574             1,987,951
       Laboratory fees                                         2,338,095              2,366,843             2,398,743
       Occupancy                                               3,367,558              3,447,471             3,584,515
       Advertising and marketing                                 349,597                357,254               678,193
       Depreciation and amortization                           2,363,977              2,147,635             1,787,892
       General and administrative                              3,675,073              3,407,851             3,826,401
                                                            ------------           ------------          ------------
                                                              25,350,550             25,032,167            26,249,218

       Contribution from dental offices                        5,185,147              5,507,250             5,921,187

CORPORATE EXPENSES:
       General and administrative                              2,977,096              2,999,675             3,054,747
       Depreciation and amortization                             326,879                291,975               216,926
                                                            ------------           ------------          ------------

          Operating income                                     1,881,172              2,215,600             2,649,514
    Interest expense, net                                        344,744                154,656                59,062
                                                            ------------           ------------          ------------
    Income from continuing operations
       before income taxes                                     1,536,428              2,060,944             2,590,452
    Income tax expense                                           580,735                806,563             1,023,254
                                                            ------------           ------------          ------------
       Income from continuing operations                         955,693              1,254,381             1,567,198

DISCONTINUED OPERATIONS (Note 4):
    Operating (loss) attributable to assets disposed of          (35,381)              (116,082)             (120,169)
    (Loss) recognized on dispositions                                  -                      -              (192,500)
    Income tax benefit                                            13,374                 45,388               125,068
                                                            ------------           ------------          ------------

       Loss on discontinued operations                           (22,007)               (70,694)             (187,601)
                                                            ------------           ------------          ------------

    Net Income                                              $    933,686           $  1,183,687          $  1,379,597
                                                            ============           ============          ============

 Net income per share of Common Stock - Basic:
       Continuing Operations                                $        .65           $        .96          $       1.30
       Discontinued Operations                                      (.02)                  (.05)                 (.16)
                                                            ------------           ------------          ------------
Net income per share of Common Stock - Basic                $        .63           $        .91          $       1.14
                                                            ============           ============          ============

Net income per share of Common Stock - Diluted:
       Continuing Operations                                $        .59           $        .88          $       1.19
       Discontinued Operations                                      (.01)                  (.05)                 (.14)
                                                            ------------           ------------          ------------
Net income per share of Common Stock - Diluted              $        .58           $        .83          $       1.05
                                                            ============           ============          ============

Weighted average number of shares of Common Stock and dilutive securities:
       Basic                                                   1,480,490              1,302,113             1,207,922
                                                            ============           ============          ============

       Diluted                                                 1,614,315              1,427,936             1,315,527
                                                            ============           ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                             Common Stock
                                                       --------------------------        Retained       Shareholders'
                                                        Shares          Amount           Earnings           Equity
                                                       ---------    -------------      -----------      -------------
BALANCES, December 31, 2001                            1,506,705    $  16,855,661      $  (134,489)     $  16,721,172
    Common Stock options exercised                        45,348          111,359                             111,359
    Purchase and retirement of Common Stock             (117,236)      (1,161,812)                         (1,161,812)
    Exercise of Common Stock options
       recorded as compensation expense                        -           60,054                -             60,054
    Tax benefit of Common Stock options
       exercised                                               -           94,567                -             94,567
    Net Income, year-ended December 31, 2002                                               933,686            933,686
                                                       ---------    -------------      -----------      -------------

BALANCES, December 31, 2002                            1,434,817    $  15,959,829      $   799,197      $  16,759,026
    Common Stock options exercised                        64,889          224,215                             224,215
    Purchase and retirement of Common Stock             (296,195)      (3,923,688)                         (3,923,688)
    Tax benefit of Common Stock options
       exercised                                               -          158,347                -            158,347
    Other                                                                   9,660                               9,660
    Net Income, year-ended December 31, 2003                                             1,183,687          1,183,687
                                                       ---------    -------------      -----------      -------------

BALANCES, December 31, 2003                            1,203,511     $ 12,428,363       $1,982,884      $  14,411,247
    Common Stock options exercised                        58,999          234,749                             234,749
    Purchase and retirement of Common Stock              (54,000)        (777,962)                           (777,962)
    Tax benefit of Common Stock options
       exercised                                               -          240,661                             240,661
    Dividends declared on Common Stock                         -                -         (359,942)          (359,942)
    Net Income, year-ended December 31, 2004                                             1,379,597          1,379,597
                                                       ---------    -------------      -----------      -------------

BALANCES, December 31, 2004                            1,208,510    $  12,125,811      $ 3,002,539      $  15,128,350
                                                       =========    =============      ===========      =============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

      BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES Page 1 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                     ------------------------------------------------
                                                                         2002             2003                2004
                                                                     -----------      -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   933,686      $ 1,183,687          $1,379,597
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                2,716,435        2,464,298           2,016,862
          (Gain) Loss on disposition of property                         (23,312)          17,897               2,366
          Loss recognized on abandonment of dental office                      -                -             192,500
          Provision for losses on accounts receivable                    531,180          375,251             435,813
          Provision for deferred income taxes                            172,924          324,690             306,741
          Amortization of debt issuance costs                             66,578           19,776               3,441
    Changes in assets and liabilities:
          Accounts receivable                                           (152,763)        (340,061)           (738,958)
          Prepaid expense, income tax receivable
              and other assets                                           (14,770)          (5,301)            (64,247)
          Deferred charges and other assets                                    -                -              (7,420)
          Accounts payable and accrued expenses                          737,524            9,220             556,821
          Income taxes payable                                           (18,260)         160,664            (271,201)
          Other long-term obligations                                      4,546            2,249              (3,143)
                                                                     -----------      -----------          ----------
    Net cash provided by operating activities                          4,953,768        4,212,370           3,809,172
                                                                     -----------      -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable - related parties, net                              284,479                -                   -
    Capital expenditures                                                (513,779)        (465,460)           (905,356)
    Development of new dental centers                                          -                -            (845,071)
    Acquisition of dental offices                                     (1,158,477)               -                   -
                                                                     -----------      -----------          ----------
    Net cash used in investing activities                             (1,387,777)        (465,460)         (1,750,427)
                                                                     -----------      -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                          1,670,000       12,825,000          17,325,000
    Repayments - line of credit                                       (1,838,000)     (10,825,000)        (18,425,000)
    Repayments - term-loan                                            (2,050,000)      (1,825,000)                  -
    Repayment of long-term debt                                         (312,327)        (344,712)           (741,495)
    Payment of financing costs                                           (16,311)          (7,703)                  -
    Proceeds from exercise of Common Stock options                       111,359          224,215             234,749
    Purchase and retirement of Common Stock                           (1,161,812)      (3,923,688)           (777,962)
    Exercise of Common Stock options recorded
      as compensation expense                                             60,054                -                   -
    Tax benefit of Common Stock options exercised                         94,567          158,347             240,661
    Common Stock cash dividends                                                -                -            (269,303)
    Other                                                                      -            9,660                   -
                                                                     -----------      -----------          ----------
    Net cash used in financing activities                             (3,442,470)      (3,708,881)         (2,413,350)
                                                                     -----------      -----------          ----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                     123,521           38,029            (354,605)
CASH AND CASH EQUIVALENTS, beginning of year                             949,236        1,072,757           1,110,786
                                                                     -----------      -----------          ----------

CASH AND CASH EQUIVALENTS, end of year                               $ 1,072,757      $ 1,110,786          $  756,181
                                                                     ===========      ===========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                     Page 2 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                     ------------------------------------------------
                                                                         2002             2003                2004
                                                                     -----------      -----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the year for interest                        $   345,081      $   217,239          $ 123,198
                                                                     ===========      ===========          =========
       Cash paid during the year for income taxes                    $   370,880      $   266,010          $ 622,701
                                                                     =============    ===========          =========


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

       Notes payable incurred from:
          Acquisition of dental offices                              $ 1,159,000      $         -          $       -
                                                                     ===========      ===========          =========
























              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 and manages dental group practices. As of December 31, 2002, 2003 and 2004, the Company managed 54, 54, and 55 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company's growth through December 31, 2004 as follows:

                                                                      Office
                                                   De Novo       Consolidations/
                            Acquisitions       Developments        Closings
                            -------------      --------------    ---------------
       2000 and Prior             42                  18               (4)
       2001                        -                   -               (2)
       2002                        -                   -                -
       2003                        -                   -                -
       2004                        -                   2               (1)
                            -------------      --------------    ---------------

       Total *                    42                  20               (7)
                            =============      ==============    ===============

* The Company opened a de novo office in January 2005, which is not included in the above table.

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)     SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2004. Such reclassification had no effect on net income.

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

The Emerging Issues Task Force ("EITF") Issue 97-2 of the Financial Accounting Standards Board ("FASB") covers financial reporting matters relating to the physician practice management industry, including the consolidation of professional corporation revenue and expenses, the accounting for business combinations and the treatment of stock options for dentists as employee options. The Company's accounting policies in these areas are conducted in accordance with the provisions of EITF Issue 97-2.

A summary of the components of net revenue for the years ended December 31, 2002, 2003, and 2004 follows:

                                                                              Years Ended December 31,
                                                                 ----------------------------------------------------
                                                                     2002                  2003             2004
                                                                 -------------        -------------     -------------
    Total dental group practice revenue                          $  42,822,727        $  43,273,221     $  46,460,595
    Less - amounts retained by dental offices                       12,287,030           12,733,804        14,290,190
                                                                 -------------        -------------     -------------

    Net revenue                                                  $  30,535,697        $  30,539,417     $  32,170,405
                                                                 =============        =============     =============


"Total dental group practice revenue" represents the revenue of the consolidated and managed Offices reported at the estimated realizable amounts from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments. Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To management's knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements.

During 2002, 2003, and 2004, 13.2%, 13.4%, and 9.7%, respectively, of the
Company's gross revenue was derived from capitated managed dental care contracts. Under these contracts the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided. Revenue from the Company's capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 2002, 2003 and 2004, the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 6.6%, 6.9% and 8.0%, respectively, CIGNA Dental Health was responsible for 6.3%, 6.7% and 6.9%, respectively, and Fortis Benefits Insurance Company was responsible for 5.1%, 4.5% and 4.6%, respectively.

       Net Revenue

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

       Accounts Receivable

Accounts receivable represents receivables from patients and other third-party payors for dental services provided. Such amounts are recorded net of contractual allowances and other adjustments at time of billing. In those instances when payment is not received at the time of service, the Offices record receivables from their patients, most of who are local residents and are insured under third-party payor agreements. In addition, the Company has estimated allowances for uncollectible accounts. The Company's allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Accounts are normally considered delinquent after 120 days. However, estimating the credit-worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. Management continually monitors and periodically adjusts the allowances associated with these receivables.


       Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,979,506, $1,700,376, and $1,259,837 for the years ended December 31, 2002, 2003 and 2004, respectively.

       Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $736,929, $763,922 and $757,025 for the years ended December 31, 2002, 2003, and 2004, respectively.

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

       Earnings Per Share

The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                                                        Years Ended December 31,
                     ---------------------------------------------------------------------------------------------
                                   2002                           2003                            2004
                     -----------------------------  ------------------------------  ------------------------------
                                 Weighted    Per                Weighted     Per                Weighted     Per
                                 Average    Share                Average    Share               Average     Share
                       Income     Shares    Amount    Income     Shares     Amount    Income     Shares     Amount
                     ---------  ---------   ------  ----------  ---------   ------  ----------  ---------   ------
Basic EPS:

Net income           $ 933,686  1,480,490    $ .63  $1,183,687  1,302,113    $ .91  $1,379,597  1,207,922    $1.14
                     =========  =========    =====  ==========  =========    =====  ==========  =========    =====


Diluted EPS:

   Net income        $ 933,686  1,614,315    $ .58  $1,183,687  1,427,936    $ .83  $1,379,597  1,315,527    $1.05
                     =========  =========    =====  ==========  =========    =====  ==========  =========    =====


The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2002, 2003 and 2004 relates to the effect of 133,825, 125,823 and 107,605, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

       Comprehensive Income

The FASB issued SFAS 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For 2002, 2003 and 2004, net income and comprehensive income were the same.

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

The Company uses the intrinsic value method to account for options granted to employees and directors. For purposes of the pro forma disclosures under SFAS No. 123 presented below, the Company has computed the fair values of all non-compensatory options and warrants granted to employees, directors and dentists using the Black-Scholes pricing model and the following weighted average assumptions:

                                         2002          2003          2004
                                       ---------     ---------     ---------
         Risk-free interest rate           3.49%         3.12%         3.30%
         Expected dividend yield              0%            0%         1.58%
         Expected lives                3.4 years     5.0 years     3.4 years
         Expected volatility                 63%           49%           38%

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

The total fair value of options and warrants granted was computed to be approximately $72,000, $712,000, and $176,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $109,382, $410,303 and $(494) for the years ended December 31, 2002, 2003 and 2004, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                    2002              2003            2004
                                                                ----------       ------------      ----------
     Net income:

         As reported                                            $  933,686       $  1,183,687      $1,379,597
         Stock based compensation included in net income                 -                  -               -
         Fair value of stock based compensation,
           net of income taxes                                     (68,035)          (249,710)            299
                                                                ----------       ------------      ----------

         Pro forma                                              $  865,651       $    933,977      $1,379,896
                                                                ==========       ============      ==========

     Net income per share, basic:

         As reported                                            $      .63       $        .91      $     1.14
         Stock based compensation included in net income                 -                  -               -
         Fair value of stock based compensation,
           net of income taxes                                        (.05)              (.19)              -
                                                                ----------       ------------      ----------

         Pro forma                                              $      .58       $        .72      $     1.14
                                                                ==========       ============      ==========

     Net income per share, diluted:

         As reported                                            $      .58       $        .83      $     1.05
         Stock based compensation included in net income                 -                  -               -
         Fair value of stock based compensation,
           net of income taxes                                        (.04)              (.18)              -
                                                                ----------       ------------      ----------

         Pro forma                                              $      .54       $        .65      $     1.05
                                                                ==========       ============      ==========


Weighted average shares used to calculate pro forma net income per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

     Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning in the third quarter of 2005. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported in "notes to consolidated financial statements, (2) significant accounting policies, stock-based compensation plans".

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires fixed production overheads must be allocated to the costs of conversion based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

     Reclassifications

Certain reclassifications have been made to the 2002 and 2003 financial statement presentation to conform to the 2004 presentation. These reclassifications had no effect on net income as previously stated.

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

         2002 Acquisitions

On January 31, 2002, the Company acquired two-thirds of the remaining 50% interest in Mississippi Dental Group for a total purchase price of $798,654. The consideration consisted of $398,654 in cash and $400,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the 33% interest in this Office. On April 1, 2002, the Company acquired the remaining 50% interest in Glendale Dental Group for a total purchase price of $1,119,496. The consideration consisted of $560,496 in cash and $559,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 50% interest in this Office. On October 1, 2002, the Company acquired the remaining interest in Mississippi Dental Group for a total purchase price of $399,327. The consideration consisted of $199,327 in cash and $200,000 in notes payable with a term of 60 months and an interest rate of 8.0%. The Company recorded an increase to intangible assets for the total purchase price of the remaining 17% interest in this Office.

(4)    DISCONTINUED OPERATIONS

During the third quarter of 2004, the Company closed an office in the Phoenix, Arizona market. Discontinued operations are defined in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a component of a Company that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component, if any, that has been classified as discontinued operations be presented separately in the Company's balance sheet. The results of operations of the component of the Company that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. The loss recognized on dispositions is primarily the result of the write-off of intangible assets, net of accumulated amortization.

(5)    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                      December 31,
                                                                               ---------------------------
                                                                                   2003            2004
                                                                               -----------     -----------
         Dental equipment                                                      $ 4,609,504     $ 5,023,918
         Furniture and fixtures                                                  1,012,879       1,083,132
         Leasehold improvements                                                  4,232,399       4,957,663
         Computer equipment, software and related items                          2,722,522       2,466,452
         Instruments                                                               854,934         950,111
                                                                               -----------     -----------
                                                                                13,432,238      14,481,276

         Less - accumulated depreciation                                       (10,752,069)    (11,317,152)
                                                                               -----------     -----------
         Property and equipment, net                                           $ 2,680,169     $ 3,164,124
                                                                               ===========     ===========

(6)      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

                                                                                      December 31,
                                                                               ---------------------------
                                                                                   2003            2004
                                                                               -----------     -----------
         Deferred financing costs, net                                         $     4,916     $     1,476
         Deposits                                                                  150,545         157,964
                                                                               -----------     -----------
                                                                               $   155,461     $   159,440
                                                                               ===========     ===========

Deferred financing costs are related to the acquisition and amendment of the revolving credit agreement and term loan and are being amortized over the life of the credit agreement, which expires on May 31, 2006. (Note 8).

(7) INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

                                                                                      December 31,
                                                           Amortization        ---------------------------
                                                              Period              2003             2004
                                                           ------------        -----------     -----------
         Management agreements                                25 years         $18,986,442     $18,739,523
         Less - accumulated amortization                                        (4,254,093)     (4,952,430)
                                                                               -----------     -----------
         Intangible assets, net                                                $14,732,349     $13,787,093
                                                                               ===========     ===========


The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

                          2005         $   750,441
                          2006             750,441
                          2007             750,441
                          2008             750,441
                          2009             750,441
                                       -----------
                                       $ 3,752,205
                                       ===========

(8)      DEBT

Debt consists of the following:

                                                                                              December 31,
                                                                                        ------------------------
                                                                                            2003         2004
                                                                                        -----------   ----------
       Revolving credit agreement with a bank not to exceed
          $4.0 million, at either, or a combination of, lender's Base Rate plus
          0.5% (4.50% at December 31, 2003) or a LIBOR rate Plus 2.0% (3.15% at
          December 31, 2003), collateralized by the Company's accounts receivable and Management Agreements, due in
          May 2005.                                                                       2,000,000            -

       Revolving credit agreement with a bank not to exceed $4.0 million, at either, or a combination of, lender's Base Rate (5.25% at December 31,
          2004) or a LIBOR rate Plus 1.75% (4.16% at December 31, 2004), collateralized by the Company's accounts receivable and Management
          Agreements, due in
          May 2006.                                                                               -      900,000

    Acquisition notes payable:

       Due in February 2005; interest at 8%; no collateral; monthly principal
          and interest payments of $809.                                                      6,503            -
       Due in June 2005; interest at 8%; no collateral; monthly principal and
          interest payments of $2,737.                                                       46,284            -
       Due in April 2006; interest at 8%; no collateral; monthly principal and
          interest payments of $4,400.                                                      112,115       66,656
       Due in April 2006; interest at 8%; no collateral; monthly principal and
          interest payments of $4,400.                                                      112,115            -
       Due in January 2007, interest at 8%, no collateral, monthly principal and
          interest payments of $4,055.                                                      132,552            -
       Due in January 2007, interest at 8% no collateral, monthly principal and
          interest payments of $4,055.                                                      132,552            -
       Due in March 2007, interest at 8%, no collateral, monthly principal and
          interest payments of $11,335.                                                     388,109      279,272
       Due in September 2007, interest at 8%, no collateral, monthly principal and
          interest payments of  $4,055.                                                     157,193            -
                                                                                         ----------   ----------

                                                                                         $3,087,423   $1,245,928
    Less - current maturities                                                              (351,847)    (167,217)
                                                                                         ----------   ----------

    Long-term debt, net of current maturities                                            $2,735,576   $1,078,711
                                                                                         ==========   ==========

       Credit Facility

On May 6, 2004, the Company amended its Credit Facility Agreement. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $4.0 million at either, or a combination of, the lender's Base Rate plus a Base Rate Margin or at a LIBOR Rate plus a LIBOR Rate Margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%), plus a Base Rate Margin of one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.75%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2006. At December 31, 2004, the Company had $900,000 outstanding and $3.1 million available for borrowing under the revolving loan. This consisted of $900,000 outstanding under the Base Rate Option and no borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2004, the Company was in full compliance with all of its covenants under this agreement.


The scheduled maturities of debt are as follows:

                                2005           $  167,217
                                2006            1,045,150
                                2007               33,561
                                2008                    -
                                Thereafter              -
                                               ----------
                                               $1,245,928
                                               ==========

(9) SHAREHOLDERS' EQUITY


         Treasury Stock

The Company from time to time may purchase its Common Stock on the open market. During 2002, the Company, in 93 separate transactions, purchased 117,236 shares of its Common Stock for total consideration of approximately $1.2 million at prices ranging from $7.35 to $11.25 per share, of which approximately $60,000 was recorded as compensation expense in accordance with Financial Accounting Standards Board Interpretation Number 44. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share. During 2004, the Company, in seven separate transactions, purchased 54,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $12.65 to $18.50 per share. On August 10, 2004, the Board of Directors authorized the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $300,000. Such purchases may be made from time to time, as the Company's management deems appropriate. As of December 31, 2004, approximately $567,000 of the previously authorized amount was available for open-market purchases.

          Stock Option Plans

The Employee Stock Option Plan (the "Employee Plan ") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002 and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provides for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee ("the Committee") appointed by the Board of Directors, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed ten years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the Committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to shareholders who own more than 10% of the outstanding common stock. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three equal annual installments.

A summary of stock option activity under both the Employee Plan and the Dental Center Plan as of December 31, 2002, 2003 and 2004 and changes during the years then ended is presented below:

                                                2002                      2003                      2004
                                        --------------------      ----------------------     ---------------------
                                                    Weighted                    Weighted                  Weighted
                                                    Average                     Average                   Average
                                                   Exercise                     Exercise                  Exercise
                                        Shares       Price        Shares         Price        Shares       Price
                                        -------    --------       -------       --------      -------     --------
Outstanding at beginning of year        282,899    $   7.81       221,088       $   7.64      271,998     $   8.99
        Granted                           5,000    $   4.60       158,000       $  11.35       40,000     $  15.66
        Canceled                        (21,463)   $  20.20       (42,201)      $  19.21      (19,292)    $  15.21
        Exercised                       (45,348)   $   2.46       (64,889)      $   3.46      (58,999)    $   3.98
                                        -------                   -------                     -------
Outstanding at end of year              221,088    $   7.64       271,998       $   8.99      233,707     $  10.89
                                        =======    ========       =======       ========      =======     ========

Exercisable at end of year              107,675     $ 13.43       171,083       $  10.49      181,207     $  10.11
                                        =======     =======      ========       ========      =======     ========

Weighted average remaining
    contractual life at end of year                    2.60                         3.40                      3.10
                                                    =======                     ========                  ========

The following table summarizes information about the options outstanding at December 31, 2004:

                                             Options Outstanding                            Options Exercisable
                               --------------------------------------------            -----------------------------
                                  Number of          Weighted                             Number of
                                   Options            Average      Weighted               Options           Weighted
                               Outstanding at        Remaining      Average            Exercisable at       Average
                                 December 31,       Contractual    Exercise             December 31,        Exercise
     Range of Exercise Prices        2004              Life         Price                   2004             Price
     ------------------------      -------             ----        --------                -------          -------
       $  0.00 --  7.80             40,832             1.80        $   2.35                 39,165          $  2.26
       $  7.81 -- 15.84            188,500             3.50        $  12.33                137,667          $ 11.76
       $ 15.85 -- 23.76                  0                         $   0.00                      0          $  0.00
       $ 23.77 -- 31.68              3,375             0.20        $  26.67                  3,375          $ 26.67
       $ 31.69 -- 39.60              1,000             0.10        $  35.73                  1,000          $ 35.00
                                   -------             ----        --------                -------          -------

       $  0.00 -- 39.60            233,707             3.10        $  10.89                181,207          $ 10.11
                                   =======             ====        ========                =======          =======


       Warrants

At each of December 31, 2002, 2003 and 2004, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 30,000 shares of Common Stock.

A summary of warrants as of December 31, 2002, 2003 and 2004, and changes during the years then ended is presented below:

                                                 2002                        2003                     2004
                                         ---------------------      -----------------------     -------------------
                                                      Weighted                     Weighted                Weighted
                                                      Average                      Average                Average
                                                      Exercise                     Exercise                Exercise
                                         Shares        Price         Shares         Price        Shares      Price
                                         ------       --------      -------         ------      --------    ------
Outstanding at beginning of year          7,338       $  24.14       30,000         $ 5.06        30,000    $ 5.06
       Granted                           30,000           5.06            -              -             -         -
       Cancelled                         (7,338)         24.14            -              -             -         -
                                         ------                     -------                      -------

Outstanding at end of year               30,000       $   5.06       30,000         $ 5.06        30,000    $ 5.06
                                         ======       ========      =======         ======       =======    ======

Exercisable at end of year                    -       $      -       10,002         $ 5.06        20,001    $ 5.06
                                         ======       ========      =======         ======       =======    ======


Weighted average remaining
    contractual life at end of year                       4.10                        3.10                    2.10
                                                      ========                      ======                  ======

(10)   COMMITMENTS AND CONTINGENCIES

       Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,660,821, $2,702,512 and $2,828,775 for the years ended December 31, 2002, 2003, and 2004 respectively. Rent expense for leases with related parties (affiliated dentists) for the years ended December 31, 2002, 2003, and 2004 totaled $27,600, $30,674, and $-0-, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

                  Years ending December 31,
                     2005                      $ 2,517,117
                     2006                        2,153,469
                     2007                        1,624,044
                     2008                        1,171,397
                     2009                          435,629
                     Thereafter                          -
                                               -----------
                                               $ 7,901,656
                                               ===========

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

Income tax expense (benefit) for the years ended December 31, consists of the following:

                                                                      2002               2003             2004
                                                                ----------------   -------------     -------------
               Current:
                  Federal                                       $        360,115   $     406,557     $     515,142
                  State                                                   34,322          82,925            76,303
                                                                 ---------------   -------------     -------------
                                                                         394,437         489,482           591,445
                                                                 ---------------   -------------     -------------
               Deferred:
                  Federal                                                184,540         293,567           260,518
                  State                                                  (11,616)        (21,874)           46,223
                                                                 ----------------  --------------    -------------
                                                                         172,924         271,693           306,741
                                                                 ---------------   -------------     -------------

               Total income tax expense                          $       567,361   $     761,175     $     898,186
                                                                 ===============   =============     =============

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

                                                                       2002             2003              2004
                                                                     -------           ------             -----
                  Statutory federal income tax
                     expense                                           34.0%            34.0%             34.0%
                  State income tax expense                              3.3              4.2               4.8
                  Effect of permanent differences -
                     travel and entertainment expenses                  1.2              1.5                 -
                  Other                                                 (.7)             (.6)               .6
                                                                     ------            -----              ----

                                                                       37.8%            39.1%             39.4%
                                                                     ======            =====              ====

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                                                      December 31,
                                                                                 2003              2004
                                                                              -----------     ------------
         Deferred tax assets current:
             Accruals not currently deductible                                $    39,025     $     46,995
             Allowance for doubtful accounts                                       82,450           88,831
                                                                              -----------     ------------
                                                                                  121,475          135,826
         Deferred tax assets long-term:
             Benefit of AMT tax credit                                             10,243                -
             Depreciation for tax under books                                     759,757          628,455
                                                                              -----------     ------------
                                                                                  770,000          628,455
         Deferred tax liabilities long-term:
             Intangible asset amortization for tax
                over books                                                     (1,119,801)      (1,299,348)
                                                                              -----------     ------------
                                                                               (1,119,801)      (1,299,348)
                                                                              -----------     ------------
         Net deferred tax asset (liability)                                   $  (228,326)    $   (535,067)
                                                                              =============   ============


Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company's significant deferred tax assets are related to:
Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books. The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company's significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes are directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management's estimates.

 In 2002, 2003 and 2004, the tax benefits associated with the exercise of non-qualified options reduced taxes payable by approximately $60,000, $158,000 and $241,000, respectively and increased equity by the same amount.

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

(12)   BENEFIT PLANS

       Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan, which may be matched by the Company, at its discretion, up to 50% of the first 6% of each employee's contribution. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the years ended December 31, 2003 and 2004, the Company did not make any contributions to the plan.

         Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(13)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2003 and 2004.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

                                                                                       Net Income
                                                   Contribution                        (Loss) Per
                                                       From              Net            Share of
                                    Net               Dental            Income           Common
                                   Revenue            Offices           (Loss)       Stock (Diluted)
                                -------------       -----------        ----------    ---------------
2002 quarter ended:
    March 31, 2002             $   7,854,892        $ 1,478,719        $  237,546        $     .15
    June 30, 2002                  7,751,672          1,250,349           242,053              .15
    September 30, 2002             7,595,389          1,299,632           263,946              .16
    December 31, 2002              7,333,744          1,156,448           190,141              .12
                                -------------       -----------        ----------        ---------

                                $ 30,535,697        $ 5,185,148        $  933,686        $     .58
                                ============        ===========        ==========        =========


2003 quarter ended:
   March 31, 2003               $  7,810,222        $ 1,398,221        $  276,697        $     .18
   June 30, 2003                   7,960,715          1,438,038           308,517              .21
   September 30, 2003              7,585,360          1,371,975           298,435              .21
   December 31, 2003               7,183,120          1,299,016           300,038              .23
                                ------------        -----------        ----------        ---------

                                $ 30,539,417        $ 5,507,250        $ 1,183,687       $     .83
                                ============        ===========        ===========       =========

2004 quarter ended:
   March 31, 2004               $  8,210,196        $ 1,661,010        $  429,016        $     .33
   June 30, 2004                   8,177,042          1,559,563           424,209              .32
   September 30, 2004              8,015,735          1,332,448           180,485              .14
   December 31, 2004               7,767,432          1,368,166           345,887              .26
                                ------------        -----------        ----------        ---------

                                $ 32,170,405        $ 5,921,187        $1,379,597        $    1.05
                                ============        ===========        ==========        =========

(15) SUBSEQUENT EVENTS

On January 10, 2005, the Company opened a de novo office in the Denver, Colorado market area.

On February 10, 2005, the Company announced the increase in the amount of the quarterly cash dividend from $.075 per share to $.20 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

Changes in internal controls.

There were no changes in our internal controls that has materially affected, or is reasonably likely to material affect, the Company's internal control over financial reporting. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of shareholders to be held on or about June 7, 2005 and is hereby incorporated by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets -
                     December 31, 2003 and 2004

            Consolidated Statements of Operations -
                     Years ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Shareholders' Equity - Years ended
                     December 31, 2002, 2003 and 2004

            Consolidated Statements of Cash Flows - Years ended December
                     31, 2002, 2003 and 2004

            Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

            Report of Independent Registered Public Accounting Firm on Schedule

            II - Valuation and Qualifying Accounts -
                     Three Years Ended December 31, 2004

Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b) The Exhibit Index lists the exhibits filed with this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation



/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 28, 2005
-------------------------------------
Frederic W.J. Birner                      Officer and Director (Principal Executive
                                          Officer)

/s/ Dennis N. Genty                       Chief Financial Officer, Secretary and                         March 28, 2005
-------------------------------------
Dennis N. Genty                           Treasurer (Principal Financial and Accounting
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 28, 2005
-------------------------------------     Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)



/s/ Mark A. Birner                        President and Director                                         March 28, 2005
-------------------------------------
Mark A. Birner, D.D.S.



/s/ Brooks G. O'Neil                      Director                                                       March 28, 2005
-------------------------------------
Brooks G. O'Neil



/s/ Paul E. Valuck                        Director                                                       March 28, 2005
-------------------------------------
Paul E. Valuck D.D.S.



/s/ Thomas D. Wolf                        Director                                                       March 28, 2005
-------------------------------------
Thomas D. Wolf

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2002, 2003 and 2004 included in this Form 10-K and have issued our report thereon dated February 21, 2005. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This
Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2002, 2003 and 2004 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Hein & Associates LLP

Denver, Colorado,
February 21, 2005.

            Birner Dental Management Services, Inc. and Subsidiaries
                          Financial Statement Schedule
                     II - Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts

                                      Column C - Additions

                      Column B       Charged
                     Balance at      to costs      Charged to                        Column E
    Column A        beginning of       and           other          Column D     Balance at end
  Description          period        expenses      accounts *     Deductions**      of period
  -----------          ------        --------      ----------     ------------      ---------
      2004           $ 215,838      $ 435,813       $    -          $419,108        $ 232,543
      2003           $ 212,803      $ 375,251       $    -          $372,216        $ 215,838
      2002           $ 201,795      $ 531,180       $    -          $520,172        $ 212,803


* Allowance recorded, as the result of accounts receivable acquired. **Charges to the account are for the purpose for which the reserves were created.

                                Index of Exhibits

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

10.40 Second Amendment to Amended and Restated Credit Agreement dated September 9, 2002 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.40 of the Company's Form 10-Q for the quarterly period ended September 30. 2002 filed with the Securities and Exchange Commission on November 8, 2002.
10.41 Fourth Amendment to Amended and Restated Credit Agreement dated April 24, 2003 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.41 of the company's form 10-Q for the quarterly period ended March 31, 2003 filed with the Securities and Exchange Commission on May 8, 2003.
10.42     Birner Dental Management Services, Inc. Code of Ethics
10.43 Second Amended and Restated Credit Agreement dated August 7, 2003 between Registrant and Key Bank of Colorado, incorporated herein as
          Exhibit 10.41 of the Company's Form 10-K for the annual period ended December 31, 2003.
23*       Hein & Associates LLP consent dated March 28, 2005.
31.1* &   Certification of 10-K report pursuant to Section 302 of the Sarbanes-
31.2*     Oxley Act of 2002.
32.1* Certification of 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*  Filed with this Form 10-K.