Form 10-Q
period 2005-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2005-05-16
CIK 948072

1


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 2005
                                                --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                         -----------------    ------------------


                         Commission file number 0-23367


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                                    84-1307044
-----------------------------------------------          -----------------------
 (State or other jurisdiction of incorporation                (IRS Employer
                or organization)                           Identification No.)


   3801 EAST FLORIDA AVENUE, SUITE 508
            DENVER, COLORADO                                      80210
-----------------------------------------                -----------------------
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
Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Shares Outstanding as of May 12, 2005
-------------------------------            -------------------------------------
Common Stock, without par value                          1,121,161

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                               Page
                                                                                                             ----

         Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004
           and March 31, 2005                                                                                  3

         Unaudited Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2004 and 2005                                                          4

         Unaudited Condensed Statement of Shareholders' Equity as of March 31, 2005                            5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2004 and 2005                                                                     6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          19

Item 4.   Controls and Procedures                                                                             19


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   20

Item 2.  Changes in Securities and Use of Proceeds                                                            20

Item 5.    Other Information                                                                                  20

Item 6.   Exhibits                                                                                            21

Signatures                                                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,          March 31,
                                     ASSETS                                            2004                 2005
                                                                                   ------------         ------------
                                                                                        **               (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $   756,181          $ 1,060,934
    Accounts receivable, net of allowance for doubtful accounts
       of $232,543 and $227,347, respectively                                         2,976,186            3,699,019
    Deferred tax asset                                                                  135,826              135,826
    Income tax receivable                                                                80,318                    -
    Prepaid expenses and other assets                                                   800,671              708,097
                                                                                    -----------          -----------
                Total current assets                                                  4,749,182            5,603,876

PROPERTY AND EQUIPMENT, net                                                           3,164,124            3,109,072

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,787,093           13,599,483
    Deferred charges and other assets                                                   159,440              158,558
                                                                                    -----------          -----------

                Total assets                                                        $21,859,839          $22,470,989
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $  4,637,927         $  5,335,314
    Income taxes payable                                                                      -              386,113
    Current maturities of long-term debt                                                167,217              170,537
                                                                                    -----------          -----------
             Total current liabilities                                                4,805,144            5,891,964

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         670,893              670,893
    Long-term debt, net of current maturities                                         1,078,711              709,745
    Other long-term obligations                                                         176,741              176,101
                                                                                    -----------          -----------
                Total liabilities                                                     6,731,489            7,448,703


SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 1,208,510 and 1,184,843 shares issued and
       outstanding, respectively                                                     12,125,811           11,557,072
    Retained earnings                                                                 3,002,539            3,465,214
                                                                                    -----------          -----------
                Total shareholders' equity                                           15,128,350           15,022,286
                                                                                    -----------          -----------

                Total liabilities and shareholders' equity                          $21,859,839          $22,470,989
                                                                                    ===========          ===========

** Derived from the Company's audited consolidated balance sheet at December 31, 2004

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                             2004              2005
                                                                                         -----------       -----------
NET REVENUE                                                                              $ 8,210,196       $ 9,367,731
DIRECT EXPENSES:
    Clinical salaries and benefits                                                         3,029,606         3,486,150
    Dental supplies                                                                          462,424           533,338
    Laboratory fees                                                                          628,638           628,496
    Occupancy                                                                                875,148           960,216
    Advertising and marketing                                                                146,088           259,442
    Depreciation and amortization                                                            467,741           424,372
    General and administrative                                                               939,541           980,113
                                                                                         -----------       ------------
                                                                                           6,549,186         7,272,127
                                                                                         -----------       ------------
    Contribution from dental offices                                                       1,661,010         2,095,604

CORPORATE EXPENSES:
        General and administrative                                                           818,089           900,488
        Depreciation and amortization                                                         56,597            36,674
                                                                                         -----------       ------------
    Operating income                                                                         786,324         1,158,442
    Interest expense (income), net                                                            26,102            (7,632)
                                                                                         -----------       ------------
    Income from continuing operations
          before income taxes                                                                760,222         1,166,074
    Income tax expense                                                                       304,089           466,431
                                                                                         -----------       ------------
    Income from continuing operations                                                        456,133           699,643

DISCONTINUED OPERATIONS (NOTE 6):
    Operating (loss) attributable to assets disposed of                                      (45,195)                -
Income tax benefit                                                                            18,078                 -
                                                                                         -----------       ------------

    Loss on discontinued operations                                                          (27,117)                 -
                                                                                         -----------       ------------

    Net income                                                                           $   429,016       $    699,643
                                                                                         ===========       ============

Net income per share of Common Stock - Basic:
     Continuing operations                                                               $       .38       $        .59
     Discontinued operations                                                                    (.02)                 -
                                                                                         -----------       ------------

Net income per share of Common Stock - Basic                                             $       .36       $         59
                                                                                         ===========       ============

Net income per share of Common Stock - Diluted:
     Continuing operations                                                               $       .35       $        .53
     Discontinued operations                                                                    (.02)                 -
                                                                                         ------------      ------------

Net income per share of Common Stock - Diluted                                           $       .33       $        .53
                                                                                         ===========       ============


Weighted average number of shares of Common Stock and dilutive securities:
     Basic                                                                                 1,188,651          1,190,098
                                                                                         ===========       ============
     Diluted                                                                               1,296,610          1,310,523
                                                                                         ===========       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                             Common Stock                                     Total
                                                      ---------------------------         Retained         Shareholders'
                                                       Shares          Amount             Earnings            Equity
                                                      ---------      ------------       -----------         -----------
BALANCES, December 31, 2004                           1,208,510      $ 12,125,811       $ 3,002,539         $15,128,350
   Common Stock options exercised                        11,333           100,271                 -             100,271
   Purchase and retirement of Common Stock              (35,000)        (669,010)                 -           (669,010)
   Dividends declared on Common Stock                         -                 -          (236,968)          (236,968)
   Net income                                                 -                 -           699,643             699,643
                                                      ---------      ------------       -----------         -----------
BALANCES, March 31, 2005                              1,184,843      $ 11,557,072       $ 3,465,214         $15,022,286
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                           2004                2005
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $    429,016        $   699,643
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                    528,941             461,046
          Loss on disposition of property                                                        -                 424
          Provision for losses on accounts receivable                                      116,916              96,791
          Amortization of debt issuance costs                                                  848                 882
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (495,624)           (819,624)
          Prepaid expenses and other assets                                                 84,969              92,574
          Accounts payable and accrued expenses                                            623,004             551,057
          Income taxes payable                                                              94,411             466,431
          Other long-term obligations                                                         (618)               (640)
                                                                                       ------------        ------------
              Net cash provided by operating activities                                  1,381,863           1,548,584
                                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development of new dental centers                                                            -             (60,060)
    Capital expenditures                                                                  (116,838)           (158,748)
                                                                                       ------------        ------------
                 Net cash used in investing activities                                    (116,838)           (218,808)
                                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                                            4,200,000           4,350,000
    Repayments - line of credit                                                         (5,100,000)         (4,675,000)
    Repayment of long-term debt                                                            (85,451)            (40,646)
    Proceeds from exercise of Common Stock options                                          87,843             100,271
    Purchase and retirement of Common Stock                                               (545,430)           (669,010)
    Common Stock cash dividends                                                                  -             (90,638)
                                                                                       -----------         -----------
                 Net cash used in financing activities                                  (1,443,038)         (1,025,023)
                                                                                       ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (178,013)            304,753
CASH AND CASH EQUIVALENTS, beginning of period                                           1,110,786             756,181
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   932,773         $ 1,060,934
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                     ---------------------------------
                                                                                         2004                  2005
                                                                                     -------------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                      $      43,660         $    25,677
                                                                                     =============         ===========

       Cash paid during the period for income taxes                                  $     191,600         $         -
                                                                                     =============         ===========




















         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be achieved for a full fiscal year and should not be used to indicate financial performance for the entire year.

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

Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models, which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                         2004           2005
                                                       ---------      ---------
                  Risk-free interest rate                  2.06%          3.54%
                  Expected dividend yield                   1.9%           3.4%

                  Expected lives                       3.4 years      3.4 years
                  Expected volatility                        27%            46%


To estimate lives of options for this valuation, it was assumed that options would be exercised one year after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted was computed to be approximately $14,000 and $297,000 for the three months ended March 31, 2004 and 2005, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was ($12,000) and $113,000 for the three months ended March 31, 2004 and 2005, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per common share would have been reported as follows:



                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                             ----------------------------
                                                                                                 2004              2005
                                                                                             -----------        ---------
Net income, as reported                                                                      $   429,016        $ 699,643
Stock based compensation included in net income                                                        -                -
Fair value of stock based compensation,  net of income taxes                                       7,540          (68,729)
                                                                                             -----------        ---------
Pro forma net income                                                                         $   436,556        $ 630,914
                                                                                             ===========        =========
Net income per share, basic:
             As reported                                                                          $  .36            $ .59
             Stock based compensation included in net income                                           -                -
             Fair value of stock based compensation, net of income taxes                             .01             (.06)
                                                                                                  ------            -----
             Pro forma                                                                            $  .37            $ .53
                                                                                                  ======            =====
Net income per share, diluted:
             As reported                                                                          $  .33            $ .53
             Stock based compensation included in net income                                           -                -
             Fair value of stock based compensation, net of income taxes                             .01             (.05)
                                                                                                  ------            -----
             Pro forma                                                                            $  .34            $ .48
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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods at the beginning of the next fiscal year that begins after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning in the first quarter of 2006. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro forma effects reported above.


(3) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

                                                                  Three Months Ended March 31,
                                           --------------------------------------------------------------------------
                                                           2004                                   2005
                                           -----------------------------------     ----------------------------------
                                                                     Per Share                              Per Share
                                             Income       Shares       Amount       Income       Shares       Amount
                                           ---------     ---------     ------      ----------    ---------   -------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 429,016     1,188,651      $ .36      $  699,643    1,190,098    $ .59

   Effect of dilutive shares of
   Common Stock from stock
   options and warrants                            -       107,959       (.03)              -      120,425     (.06)
                                           ---------     ---------     ------      ----------    ---------   -------
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 429,016     1,296,610     $  .33      $  699,643    1,310,523    $ .53
                                           =========     =========     ======      ==========    =========    =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 and 2005 relates to the effect of 107,959 and 120,425, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On April 29, 2005, the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At March 31, 2005, the Company had $575,000 outstanding and $3.425 million available for borrowing under the Credit Facility. This consisted of $575,000 outstanding under the Base Rate option and no borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

(5)    CAPITAL COMMITMENTS

The Company has budgeted capital commitments for the next 12 months of approximately $1.3 million, which includes the development of three de novo Offices and the remodel of one existing Office. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of March 31, 2005 were approximately $3.5 million and the Company had a working capital deficit on that date of approximately $288,000. During the quarter ended March 31, 2005, the Company had capital expenditures of $219,000 and purchased approximately $669,000 of Common Stock while reducing total bank debt by $325,000.

(6)    DISCONTINUED OPERATIONS

During the third quarter of 2004, the Company closed an office in the Phoenix, Arizona market. Discontinued operations are defined in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a component that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component, if any, that has been classified as discontinued operations be presented separately in the Company's balance sheet. The results of operations of the component of the Company that has been classified as discontinued operations are also reported as discontinued operations for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "believe," "anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, this report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the three months ended March 31, 2004 and 2005. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.


Overview


The Company was formed in May 1995, and current1y manages 56 Offices in Colorado, New Mexico and Arizona staffed by 83 general dentists and 21 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies


The Company's critical accounting policies are set forth in its Form 10-K for the year ended December 31, 2004. There have been no changes to these policies since the filing of that report.

Components of Revenue and Expenses


Total dental group practice revenue ("Revenue") represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices. The Company's Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

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

The Company's Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. Under a preferred provider plan, the dental group practice is paid for dental services provided based on a fee schedule that is a discount to the usual and customary fees paid under an indemnity insurance agreement.

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

Results of Operations

For the three months ended March 31, 2005, Revenue increased $1.5 million, or 13.0%, to $13.4 million compared to $11.8 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net revenue increased to $9.4 million compared to $8.2 million for the three months ended March 31, 2004, an increase of $1.2 million or 14.1%.

For the three months ended March 31, 2005, net income increased 63.1%, to $700,000, compared to net income of $429,000 for the three months ended March 31, 2004. Net income for the three months of 2004 included a loss on discontinued operations of $(27,000).

The Company has signed leases for three additional Offices in the Phoenix, Arizona market, one of which is projected to open in the third quarter of 2005 and two in the first quarter of 2006. The Company also opened two de novo Offices in the Denver, Colorado market, one in November 2004 and the other in January 2005.

The Company continues to generate strong cash flow from operations. Capital expenditures during the first quarter of 2005 were approximately $219,000, comprised of regular ongoing maintenance capital expenditures and capital expenditures related to the new de novo Offices. During the first quarter of 2005, the Company reduced total debt outstanding by approximately $366,000 to $880,000.

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


                                               Three Months Ended March 31,
                                           -----------------------------------
                                                2004                  2005
                                           ------------           ------------

Total dental group practice revenue        $ 11,809,840           $ 13,350,407
Amounts retained by group practices          (3,599,644)            (3,982,676)
                                           ------------           ------------
Net revenue                                $  8,210,196           $  9,367,731
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

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2004             2005
                                                   -------           -------

Net revenue                                        100.0 %           100.0 %
..
Direct expenses:
   Clinical salaries and benefits                   36.9 %            37.2 %
..
   Dental supplies                                   5.6 %             5.7 %
..
   Laboratory fees                                   7.7 %             6.7 %
..
   Occupancy                                        10.7 %            10.2 %
..
   Advertising and marketing                          1.8%             2.8 %
..
   Depreciation and amortization                     5.7 %             4.5 %
..
   General and administrative                       11.4 %            10.5 %
                                                   -----             -----
..
                                                    79.8 %            77.6 %
                                                   -----             -----

Contribution from dental offices                    20.2 %            22.4 %

Corporate expenses:
   General and administrative                       10.0 %             9.6 %
   Depreciation and amortization                     0.7 %             0.4 %
                                                   -----             -----
..
Operating income                                     9.5 %            12.4 %
..
Interest expense, net                                0.3 %            (0.1)%
                                                   -----             -----
..
Income before income taxes                           9.2 %            12.5 %
..
Income tax expense                                   3.7 %             5.0 %
                                                   -----             -----

Income from continuing operations                    5.5 %             7.5 %
..

Loss attributable to discontinued operations,
  net of income taxes                                0.3 %                - %
                                                   -----             ------

Net income                                           5.2 %              7.5 %
                                                   =====             ======

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004:

Net revenue. For the three months ended March 31, 2005, net revenue, increased $1.2 million, or 14.1% to $9.4 million compared to $8.2 million for the three months ended March 31, 2004. This increase is attributable to higher revenues due to an increased emphasis on specialty dentistry as well as the addition of three new Offices since March 31, 2004.

Clinical salaries and benefits. For the three months ended March 31, 2005, clinical salaries and benefits increased $457,000, or 15.1% to $3.5 million compared to $3.0 million for the three months ended March 31, 2004. This increase was due to higher wages resulting from a higher number of contract dentists working in the specialty dentistry area, a larger support staff for the additional dentists as well as annual wage increases that became effective February 1, 2005. As a percentage of net revenue, clinical salaries and benefits increased to 37.2% for the three months ended March 31, 2005 compared to 36.9% for the three months ended March 31, 2004.

Dental supplies. For the three months ended March 31, 2005, dental supplies increased to $533,000 compared to $462,000 for the three months ended March 31, 2004, an increase of $71,000 or 15.3%. This increase is attributable to increased production, the opening dental supply inventory at two of the de novo Offices and increased emphasis on specialty dentistry. As a percentage of net revenue, dental supplies increased to 5.7% for the three months ended March 31, 2005 compared to 5.6% for the three months ended March 31, 2004.

Laboratory fees. For the three months ended March 31, 2005, laboratory fees remained constant at $629,000 compared to the three months ended March 31, 2004. Laboratory fees associated with specialty dentistry are not as significant, relative to general dentistry, and therefore this expense did not increase as a result of increased production. As a percentage of net revenue, laboratory fees decreased to 6.7% for the three months ended March 31, 2005 compared to 7.7% for the three months ended March 31, 2004.

Occupancy. For the three months ended March 31, 2005, occupancy expense increased to $960,000 compared to $875,000 for the three months ended March 31, 2004, an increase of $85,000 or 9.7%. This increase was primarily due to the opening of three new Offices since March 31, 2004 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2004 period. As a percentage of net revenue, occupancy expense decreased to 10.2% for the three months ended March 31, 2005 compared to 10.7% for the three months ended March 31, 2004.

Advertising and marketing. For the three months ended March 31, 2005, advertising and marketing expense increased to $259,000 compared to $146,000 for the three months ended March 31, 2004, an increase of $113,000 or 77.6%. This was attributable to a new television and print advertising campaign in the Denver, Colorado market which began in January 2005. As a percentage of net revenue, advertising and marketing expense increased to 2.8% for the three months ended March 31, 2005 compared to 1.8% for the three months ended March 31, 2004.

Depreciation and amortization. For the three months ended March 31, 2005, depreciation and amortization expense, which consists of depreciation and amortization expense incurred at the Offices, decreased to $424,000 compared to $468,000 for the three months ended March 31, 2004, a decrease of $43,000 or 9.3%. The decrease in the Company's depreciable asset base is a result of assets at existing Offices becoming fully depreciated partially offset by depreciation expense at the three de novo Offices. As a percentage of net revenue, depreciation and amortization decreased to 4.5% for the three months ended March 31, 2005 compared to 5.7% for the three months ended March 31, 2004.

General and administrative. For the three months ended March 31, 2005, general and administrative expenses, which are attributable to the Offices, increased to $980,000 compared to $940,000 for the three months ended March 31, 2004, an increase of $41,000 or 4.3%. This was attributable to higher dentist recruitment costs, higher office supplies expense and higher credit card fees. As a percentage of net revenue, general and administrative expenses decreased to 10.5% for the three months ended March 31, 2005 compared to 11.4% during the three months ended March 31, 2004.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $435,000, or 26.2%, to $2.1 million for the three months ended March 31, 2005, compared to $1.7 million for the three months ended March 31, 2004. As a percentage of net revenue, contribution from dental offices increased to 22.4% for the three months ended March 31, 2005 compared to 20.2% for the three months ended March 31, 2004.

Corporate expenses - general and administrative. For the three months ended March 31, 2005, corporate expenses - general and administrative increased to $900,000 compared to $818,000 for the three months ended March 31, 2004, an increase of $82,000 or 10.1%. This increase was primarily do to higher accrued bonuses, regional director wages and recruiting and professional fees. As a percentage of net revenue, corporate expense - general and administrative decreased to 9.6% for the three months ended March 31, 2005 compared to 10.0% during the three months ended March 31, 2004

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2005, corporate expenses - depreciation and amortization decreased to $37,000 compared to $57,000 for the three months ended March 31, 2004, a decrease of $20,000 or 35.2%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.4% for the three months ended March 31, 2005 compared to 0.7% for the three months ended March 31, 2004.

Operating income. As a result of the matters discussed above, the Company generated operating income of $1.2 million for the three months ended March 31, 2005 compared to operating income of $786,000 for the three months ended March 31, 2004, an increase of $372,000 or 47.3%. As a percentage of net revenue, operating income increased to 12.4% for the three months ended March 31, 2005 compared to 9.5% for the three months ended March 31, 2004.

Interest expense/(income), net. For the three months ended March 31, 2005, interest expense/(income), net was ($8,000) compared to $26,000 for the three months ended March 31, 2004, a decrease of $34,000. This increase in interest income is attributable to lower interest expense on the Company's seller notes due to lower balances as the result of prepayments made in November 2004 and higher charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income) decreased to (0.1%) for the three months ended March 31, 2005 compared to 0.3% for the three months ended March 31, 2004.

Discontinued operations. In September 2004, the Company closed an Office in the Phoenix market. This closure had no effect on the income statement for the three months ended March 31, 2005. Operating results for this Office, which have been classified as discontinued operations for all prior periods, were comprised of an operating loss of $45,000, partially offset by an income tax benefit of $18,000 for the three months ended March 31, 2004.

Net income. As a result of the above, the Company reported net income of $700,000 for the three months ended March 31, 2005 compared to net income of $429,000 for the three months ended March 31, 2004, an increase of $271,000 or 63.1%. Net income for the quarter ended March 31, 2005 was net of income tax expense of $466,000 while net income for the quarter ended March 31, 2004 was net of income tax expense of $286,000. As a percentage of net revenue, net income increased to 7.5% for the three months ended March 31, 2005 compared to 5.2% for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes related to acquisitions of dental practices. As of March 31, 2005, the Company had a working capital deficit of approximately $288,000. This is primarily comprised of balances in accounts payable and accrued expenses, income taxes payable and current maturities of long-term debt in excess of balances in cash, accounts receivable and prepaid expenses as of March 31, 2005.

Net cash provided by operating activities was approximately $1.5 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. During 2005, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $551,000 (primarily due to higher dentist and staff compensation, bonuses and higher vendor balances payable as the result of higher production), an increase in income taxes payable of approximately $466,000 and a decrease in prepaid expenses and other assets of approximately $93,000, partially offset by an increase in accounts receivable of approximately $820,000 (primarily due to higher production). During the 2004 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $623,000, an increase in income taxes payable of approximately $94,000 and a decrease in prepaid expenses and other assets of approximately $85,000 partially offset by an increase in accounts receivable of approximately $496,000.

Net cash used in investing activities was approximately $219,000 and $117,000 for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the Company invested approximately $159,000 in the purchase of additional property and equipment and approximately $60,000 in the development of new Offices. For the three months ended March 31, 2004, approximately $117,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $1.0 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, net cash used in financing activities was comprised of approximately $4.7 million used to pay down on the Company's Credit Facility, approximately $669,000 used in the purchase and retirement of Common Stock, approximately $91,000 for the payment of dividends and approximately $41,000 for the repayment of seller notes, partially offset by approximately $4.4 million in additional funds drawn on the Company's Credit Facility and approximately $100,000 in proceeds from the exercise of Common Stock options. During the three months ended March 31, 2004, net cash used in financing activities was comprised of approximately $5.1 million used to pay down on the Company's bank line of credit, approximately $545,000 used in the purchase and retirement of Common Stock and approximately $85,000 for the repayment of seller notes. This was partially offset by $4.2 million drawn from the Company's Credit Facility and approximately $88,000 of proceeds from the exercise of Common Stock options.

On April 29, 2005, the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At March 31, 2005, the Company had $575,000 outstanding and $3.425 million available for borrowing under the Credit Facility. This consisted of $575,000 outstanding under the Base Rate option and no borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

At March 31, 2005, the Company had outstanding indebtedness in addition to the Credit Facility of approximately $305,000 represented by seller notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At March 31, 2005, the Company had capital commitments of approximately $1.3 million related to the development of three de novo offices and the remodeling of one existing Office. The Company's retained earnings as of March 31, 2005 were approximately $3.5 million.

The Company's earnings before interest, taxes, depreciation, amortization and discontinued operations ("Adjusted EBITDA") increased to $1.6 million for the three months ended March 31, 2005 compared to $1.3 million for the corresponding three month period in 2004. Although Adjusted EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA can be made by adding discontinued operations, depreciation and amortization expense - offices, depreciation and amortization expense - corporate, interest expense, net and income tax expense to net income as in the table below.

                                                               Three Months Ended March 31,
                                                         ----------------------------------------
                                                             2004                        2005
                                                         ------------               -------------
RECONCILIATION OF Adjusted EBITDA:
    Net income                                           $    429,016               $     699,643
    Discontinued operations -
         (before income tax benefit)                           45,195                           -
    Depreciation and amortization                             467,741                     424,372
    Depreciation and amortization - Corporate                  56,597                      36,674
    Interest expense, net                                      26,102                      (7,632)
    Income tax expense                                        286,011                     466,431
                                                         ------------               -------------

     Adjusted EBITDA                                     $  1,310,662               $   1,619,488
                                                         ============               =============

As of March 31, 2005, the Company had the following known contractual obligations:


                                                                                    Payments due by Period
                                                                    ------------------------------------------------------
                                                                    Less than                                    More than
                                                     Total            1 year        1-3 years     3-5 years       5 years
                                                   ---------        ---------       ---------     ---------      ---------
Long-Term Debt Obligations                           880,282          170,537         709,745             -             -
Operating Lease Obligations                        8,027,806        2,534,517       3,818,838     1,651,251        23,200
Other  Long-Term  Liabilities  Reflected on
the Balance Sheet Under GAAP                         176,101            2,656         114,390        58,761           294
                                                   ---------        ---------       ---------     ---------        ------
Total                                              9,084,189        2,707,710       4,642,973     1,710,012        23,494
                                                   =========        =========       =========     =========        ======

The Company from time to time may purchase its Common Stock on the open market for treasury stock. During 2003, the Company, in 84 separate transactions, purchased 296,195 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $9.54 to $14.20 per share. During 2004, the Company, in seven separate transactions, purchased 54,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $12.65 to $18.50 per share. During the three month period ended March 31, 2005, the Company, in two separate transactions, purchased 35,000 shares of its Common Stock for total consideration of approximately $669,000 at prices ranging from $18.00 to $20.60 per share. On August 10, 2004, the Board of Directors authorized the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $300,000. On March 17, 2005, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $500,000. As of March 31, 2005, there was approximately $758,000 available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time as the Company's management deems appropriate. On April 7, 2005, the Company purchased, in a single private transaction approved by the Board of Directors and outside of previously publicly announced plans, 63,682 shares of its Common Stock for $24 per share. This purchase, of approximately $1.5 million, was financed with borrowings under the Company's Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically and as of March 31, 2005, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's Credit Facility is variable based upon the lender's Base Rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At March 31, 2005, the Company had $575,000 outstanding with an interest rate of 5.75% (under the Base Rate option). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the Company's interest rate would have resulted in additional interest expense of approximately $2,300 for the three months ended March 31, 2005.


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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure, There were no changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2005 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock repurchases by the Company during the period January 1, 2005 through March 31, 2005.

                      Issuer Purchases of Equity Securities

                                                                                                           Approximate
                                                                                        Total Number       Dollar Value
                                                                                          Of Shares       Of Shares That
                                                                                        Purchased as        May Yet Be
                                                                          Average    Part of Publicly      Purchased
                                                     Total Number          Price          Announced         Under the
                                                       Of Shares         Paid per         Plans or           Plans or
               Period                                 Purchased            Share          Programs           Programs
               ------                                ------------        ---------   ----------------     --------------
January 1, 2005 through January 31, 2005                20,000            $ 18.00               -             567,468
February 1, 2005 through February 29, 2005              15,000            $ 20.60          15,000             258,458
March 1, 2005 through March 31, 2005                         -            $     -               -             758,458
                                                        ------                             ------
Total                                                   35,000            $ 19.11          15,000                   -


Purchases made prior to January 2005 were made pursuant to publicly announced plans. The purchase of 20,000 shares in January 2005 was made through a private transaction which was approved by the Board of Directors. All purchases, other than the 20,000 shares described above, were made pursuant to publicly announced plans. On March 17, 2005, the Board of Directors authorized the Company to increase the amount available to make open market purchases of its Common Stock by $500,000. As of March 31, 2005, there was approximately $758,000 available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time, as the Company's management deems appropriate. On April 7, 2005, the Company purchased, in a single private transaction approved by the Board of Directors and outside of previously publicly announced plans, 63,682 shares of its Common Stock for $24 per share. This purchase, of approximately $1.5 million, was financed with borrowings under the Company's Credit Facility.

ITEM 5.  OTHER INFORMATION

On March 17, 2005, the Board of Directors approved a 2005 Executive Bonus Plan and the performance metrics that will be used to determine the amount of bonus awards under the plan. The total potential bonus pool, which is payable quarterly, will equal a portion of the company's pre-tax profits it both revenue and net income goals are met, and a smaller portion of pre-tax profits if one of the two goals is met. The goals will be measured quarterly based on cumulative results for the year through the quarter end. Bonuses will be payable to all of the Company's executive officers quarterly. Base salaries for the Company's executive officers remain unchanged from 2004.

On April 29, 2005, the Company amended its Credit Facility Agreement. The amended Credit Facility: 1) increases the amount the Company may borrow, on a revolving basis, from $4.0 million to $5.0 million; 2) reduces the LIBOR rate Margin from 1.75% to 1.50%; 3) extends the expiration date of the Agreement from May 31, 2006 to May 31, 2007 and 4) deletes the "minimum net income" requirement from the covenants.

ITEM 6.   EXHIBITS

(a)          Exhibits

Exhibit
Number       Description of Document
-------      -----------------------
10.44        Second Amendment to Second Amended and Restated Credit Agreement
             dated April 29, 2005 between the Registrant and Key Bank of
             Colorado.

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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date:  May 12, 2005        By: /s/ Frederic W.J. Birner
                               -------------------------------------------------
                         Name: Frederic W.J. Birner
                        Title: Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)


Date:  May 12, 2005        By: /s/ Dennis N. Genty
                               -------------------------------------------------
                         Name: Dennis N. Genty
                        Title: Chief Financial Officer, Secretary, and Treasurer
                               (Principal Financial and Accounting Officer)