Form 10-Q
period 2005-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2005-08-15
CIK 948072

1


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         June 30, 2005
                                                --------------

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
Yes      X     No
     --------      ---------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares Outstanding as of August 12, 2005
-------------------------------         ----------------------------------------
Common Stock, without par value                        2,417,790*

* On July 13, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a stock dividend, was distributed on August 8, 2005 to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding from 1,210,295 on August 8, 2005 to 2,420,590. All share and earnings per share calculations for all periods in this document have been restated to reflect the effect of the stock split.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                                 Page
                                                                                                               ----
         Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004
           and June 30, 2005                                                                                   3

         Unaudited Condensed Consolidated Statements of Operations for the Quarters
           and Six Months Ended June 30, 2004 and 2005                                                         4

         Unaudited Condensed Statement of Shareholders' Equity as of June 30, 2005                             5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2004 and 2005                                                                      6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          20

Item 4.   Controls and Procedures                                                                             20

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                         21

Item 4.   Submission of Matters to a Vote of Security Holders                                                 21

Item 5.   Other Information                                                                                   22

Item 6.   Exhibits                                                                                            22

Signatures                                                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,          June 30,
                                     ASSETS                                            2004                2005
                                                                                  -------------         ------------
                                                                                        **              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $   756,181          $ 1,006,352
    Accounts receivable, net of allowance for doubtful accounts
       of $232,543 and $251,661, respectively                                         2,976,186            3,838,860
    Deferred tax asset                                                                  135,826              135,826
    Income tax receivable                                                                80,318                    -
    Prepaid expenses and other assets                                                   800,671              538,086
                                                                                    -----------          -----------
                Total current assets                                                  4,749,182            5,519,124

PROPERTY AND EQUIPMENT, net                                                           3,164,124            3,113,429

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,787,093           13,411,873
    Deferred charges and other assets                                                   159,440              157,965
                                                                                    -----------          -----------

                Total assets                                                        $21,859,839          $22,202,391
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 4,637,927          $ 5,240,098
    Income taxes payable                                                                      -              426,018
    Current maturities of long-term debt                                                167,217              165,221
                                                                                    -----------          -----------
             Total current liabilities                                                4,805,144            5,831,337

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         670,893              670,893
    Long-term debt, net of current maturities                                         1,078,711            1,223,672
    Other long-term obligations                                                         176,741              171,276
                                                                                    -----------          -----------
                Total liabilities                                                     6,731,489            7,897,178


SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 2,417,020 and 2,355,990 shares issued and
       outstanding, respectively                                                     12,125,811           10,442,330
    Retained earnings                                                                 3,002,539            3,862,883
                                                                                    -----------          -----------
                Total shareholders' equity                                           15,128,350           14,305,213
                                                                                    -----------          -----------

                Total liabilities and shareholders' equity                          $21,859,839          $22,202,391
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Quarters Ended                   Six Months Ended
                                                                  June 30,                          June 30,
                                                       ---------------------------       -----------------------------
                                                           2004            2005             2004               2005
                                                       -----------     -----------       -----------       -----------
NET REVENUE                                            $ 8,177,042     $ 9,393,284       $16,387,238       $18,761,015
DIRECT EXPENSES:
    Clinical salaries and benefits                       3,006,341       3,490,196         6,035,947         6,976,346
    Dental supplies                                        495,415         599,015           957,839         1,132,353
    Laboratory fees                                        638,934         655,810         1,267,572         1,284,306
    Occupancy                                              867,920         952,684         1,743,068         1,912,900
    Advertising and marketing                              189,589         312,155           335,677           571,597
    Depreciation and amortization                          453,575         416,620           921,316           840,992
    General and administrative                             965,704         992,319         1,905,245         1,972,432
                                                       -----------      -----------     ------------       -----------
                                                         6,617,478       7,418,799        13,166,664        14,690,926
                                                       -----------      -----------     ------------       -----------
    Contribution from dental offices                     1,559,564       1,974,485         3,220,574         4,070,089

CORPORATE EXPENSES:
       General and administrative                          743,867         906,629         1,561,956         1,807,117
       Depreciation and amortization                        54,325          32,618           110,922            69,292
                                                       -----------      -----------     ------------       -----------

    Operating income                                       761,372       1,035,238         1,547,696         2,193,680
    Interest expense (income), net                          17,517         (20,235)           43,619           (27,867)
                                                       -----------      -----------     ------------       -----------
    Income from continuing  operations
       before income taxes                                 743,855       1,055,473         1,504,077         2,221,547
    Income tax expense                                    (297,542)       (422,205)         (601,631)         (888,636)
                                                       -----------      -----------     ------------       -----------
    Income from continuing operations                      446,313         633,268           902,446         1,332,911

DISCONTINUED OPERATIONS (NOTE 6):
    Operating (loss) attributable to assets disposed of    (36,840)              -           (82,035)                -
    (Loss) recognized on dispositions                            -               -                 -                 -
     Income tax benefit                                     14,736               -            32,814                 -
                                                       -----------      -----------     ------------       -----------

       Loss on discontinued operations                     (22,104)              -           (49,221)                -
                                                       -----------      -----------     ------------       -----------

    Net income                                         $   424,209      $   633,268     $    853,225       $ 1,332,911
                                                       ===========      ===========     ============       ===========


Net income per share of Common Stock - Basic:
    Continuing Operations                              $       .19      $       .27     $        .38       $       .57
    Discontinued Operations                                   (.01)               -             (.02)                -
                                                       -----------      -----------     ------------       -----------

Net income per share of Common Stock - Basic           $       .18      $       .27     $        .36       $       .57
                                                       ===========      ===========     ============       ===========

Net income per share of Common Stock - Diluted:
    Continuing Operations                              $       .17      $       .25     $        .35       $       .52
    Discontinued Operations                                   (.01)               -             (.02)                -
                                                       -----------      -----------     ------------       -----------

Net income per share of Common Stock - Diluted         $       .16      $       .25     $        .33       $       .52
                                                       ===========      ===========     ============       ===========

Weighted average number of shares of Common Stock
  and dilutive securities:
    Basic                                                2,379,582        2,306,202        2,378,442         2,342,994
                                                       ===========      ===========     ============       ===========

    Diluted                                              2,596,602        2,555,696        2,594,126         2,587,816
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)





                                                             Common Stock                             Total
                                                      ---------------------------    Retained      Shareholders'
                                                       Shares          Amount        Earnings         Equity
                                                      ---------      ------------   ----------   ---------------
BALANCES, December 31, 2004                           2,417,020      $ 12,125,811   $3,002,539     $15,128,350
   Common Stock options exercised                       136,334           513,897            -         513,897
   Purchase and retirement of Common Stock             (197,364)       (2,197,378)           -      (2,197,378)
   Dividends declared on Common Stock                         -                 -     (472,567)       (472,567)
   Net income                                                 -                 -    1,332,911       1,332,911
                                                      ---------      ------------   ----------     -----------
BALANCES, June 30, 2005                               2,355,990      $ 10,442,330   $3,862,883     $14,305,213
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                      --------------------------------
                                                                                          2004                2005
                                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    853,225        $  1,332,911
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,041,393             910,284
          Loss (gain) on disposition of property                                               194                (244)
          Provision for doubtful accounts                                                  243,791             235,330
          Amortization of debt issuance costs                                                1,703               1,475
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (467,913)         (1,098,004)
          Prepaid expenses and other assets                                                204,606             262,585
          Deferred charges and other assets                                                 (3,600)                  -
          Accounts payable and accrued expenses                                            372,327             457,211
          Income taxes payable                                                               7,217             506,336
          Other long-term obligations                                                       (3,248)             (5,465)
                                                                                       ------------        -----------
              Net cash provided by operating activities                                  2,249,695           2,602,419
                                                                                       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development of new dental centers                                                            -            (100,744)
    Capital expenditures                                                                  (348,720)           (383,381)
                                                                                       ------------        -----------
                 Net cash used in investing activities                                    (348,720)           (484,125)
                                                                                       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                                            8,450,000          10,575,000
    Repayments - line of credit                                                         (9,850,000)        (10,350,000)
    Repayment of long-term debt                                                           (172,615)            (82,035)
    Payment of debt issuance and financing costs                                                 -                   -
    Proceeds from exercise of Common Stock options                                         111,165             513,897
    Purchase and retirement of Common Stock                                               (545,430)         (2,197,378)
    Common Stock cash dividends                                                            (88,876)           (327,607)
    Other                                                                                        -                   -
                                                                                       -----------         -----------
              Net cash used in financing activities                                     (2,095,756)         (1,868,123)
                                                                                       ------------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (194,781)            250,171
CASH AND CASH EQUIVALENTS, beginning of period                                           1,110,786             756,181
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   916,005         $ 1,006,352
                                                                                       ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30,
                                                               2004       2005
                                                            ---------   --------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest             $  76,215   $ 57,338
                                                            =========   ========


       Cash paid during the period for income taxes         $ 561,600   $382,300
                                                            =========   ========





















         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

On July 13, 2005 the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a dividend, was distributed on August 8, 2005, to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding from 1,177,995 on August 8, 2005 to 2,355,990. All shares and earnings per share calculations for all periods in this document be restated to reflect the effect of the stock split.

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

Some companies also recognize compensation expense for the fair value of the option right itself. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods at the beginning of the next fiscal year that begins after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning in the first quarter of 2006. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro forma effects reported below. The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                               ------------------------     --------------------
       Risk-free interest rate                     3.00%          3.79%         2.33%      3.67%
       Expected dividend yield                     1.88%          2.04%         1.88%      2.04%

       Expected lives                          3.4 years      3.5 years     3.4 years  3.5 years
       Expected volatility                           45%            25%           37%        37%

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

The total fair value of options and warrants granted was computed to be approximately $10,000 and $242,000 for the three months ended June 30, 2004 and 2005, respectively and $24,000 and $539,000 for the six months ended June 30, 2004 and 2005, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $51,000 and ($225,000) for the quarters ended June 30, 2004 and 2005, respectively, and $39,000 and ($112,000) for the six months ended June 30, 2004 and 2005, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                  --------------------------      ------------------------
                                                                     2004            2005          2004            2005
                                                                  ---------        ---------      ---------     ----------
Net income, as reported                                           $ 424,209        $ 633,268      $ 853,225     $1,332,911
Stock-based compensation included in net income                           -                -              -              -
Fair value of stock-based compensation, net of income taxes        (31,187)          136,527        (23,647)        67,798
                                                                  ---------        ---------      ---------     ----------
Pro forma net income                                              $ 393,022        $ 769,795      $ 829,578     $1,400,709
                                                                  =========        =========      =========     ==========
Net income per share, basic:
      As reported                                                     $ .18            $ .27         $  .36          $ .57
    Stock-based compensation included in net income                       -                -              -              -
      Fair value of stock-based compensation, net of income taxes      (.01)             .06           (.01)           .03
                                                                      -----            -----         ------          -----
      Pro forma                                                       $ .17            $ .33         $  .35          $ .60
                                                                      =====            =====         ======          =====
Net income per share, diluted:
      As reported                                                     $ .16            $ .25         $  .33          $ .52
    Stock-based compensation included in net income                       -                -              -              -
      Fair value of stock-based compensation, net of income taxes      (.01)             .05           (.01)           .02
                                                                      -----            -----         ------          -----
      Pro forma                                                       $ .15            $ .30         $  .32          $ .54
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

(3)   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

                                                                       Quarters Ended June 30,
                                           ----------------------------------------------------------------------------
                                                           2004                                       2005
                                           ------------------------------------       ---------------------------------
                                                                      Per Share                               Per Share
                                             Income       Shares       Amount           Income       Shares    Amount
                                           ---------     ---------    ---------       ----------    --------- ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 424,209     2,379,582      $ .18         $  633,268    2,306,202   $ .27

   Effect of dilutive shares of
    Common Stock from stock
    options and warrants                           -       217,020       (.02)                 -      249,494    (.02)

Diluted EPS:
                                           ---------     ---------      -----         ----------    ---------   -----
   Net income available to
      shares of Common Stock               $ 424,209     2,596,602      $ .16         $  633,268    2,555,696   $ .25
                                           =========     =========      =====         ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2004 and 2005 relates to the effect of 217,020 and 249,494, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

                                                                     Six Months Ended June 30,
                                           ----------------------------------------------------------------------------
                                                           2004                                       2005
                                           ------------------------------------       ---------------------------------
                                                                      Per Share                               Per Share
                                             Income       Shares       Amount           Income       Shares    Amount
                                           ---------     ---------    ---------       ----------    --------- ---------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 853,225     2,378,442      $ .36        $ 1,332,911    2,342,994   $ .57

   Effect of dilutive shares of
     Common Stock from stock
     options and warrants                          -       215,684       (.03)              -         244,822    (.05)
                                           ---------     ---------      -----        -----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 853,225     2,594,126      $ .33        $ 1,332,911    2,587,816   $ .52
                                           =========     =========      =====        ===========    =========   =====


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2004 and 2005 relates to the effect of 215,684 and 244,822, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On April 29, 2005, the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At June 30, 2005, the Company had $1.125 million outstanding and $3.875 million available for borrowing under the Credit Facility. This consisted of $625,000 outstanding under the Base Rate option and $500,000 outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

 (5)   CAPITAL COMMITMENTS

The Company has budgeted capital commitments for the next 12 months of approximately $1.5 million, which includes the development of three de novo Offices and the build-out of a fourth Office which will be a relocation of one existing Office. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of June 30, 2005 were approximately $3.9 million and the Company had a working capital deficit on that date of approximately $312,000. During the quarter ended June 30, 2005, the Company had capital expenditures of $265,000 and purchased approximately $1.5 million of Common Stock while increasing total bank debt by $550,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "believe," anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2004 and 2005. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and current1y manages 56 Offices in Colorado, New Mexico and Arizona staffed by 78 general dentists and 26 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as salary to employed dentists and hygienists. The Company's net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, advertising, development and professional services to the Offices.

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing and advertising programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting certain fees for dental services provided by the Offices, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. Under the Management Agreements, the P.C. is responsible for, among other things (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume at existing Offices through effective marketing and advertising programs and by opening new Offices. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contract terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. Historically, the Company has experienced a decrease in capitation premiums received from insurance companies' managed care plans for which the Company's affiliated Offices are providers. The Company believes this decrease in capitation premiums has been caused by insurance companies decreasing the scope of or in some cases, discontinuing altogether, their managed care products. The Company has experienced and expects to continue to experience an increase in patient visits with Preferred Provider Organization ("PPO") insurance and believes a significant portion of this increase has been the result of patients moving from insurance companies' managed care products to their PPO products.

Results of Operations

For the three months ended June 30, 2005, Revenue increased $1.6 million, or 13.7%, to $13.3 million compared to $11.7 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, net revenue increased $1.2 million, or 14.9%, to $9.4 million compared to $8.2 million for the three months ended June 30, 2004.

Net income increased 49.3% to $633,000 for the quarter ended June 30, 2005, compared to net income of $424,000 for the quarter ended June 30, 2004. Net income in the second quarter of 2004 included a loss on discontinued operations of $(22,000).

For the six months ended June 30, 2005, Revenue increased $3.1 million, or 13.4%, to $26.7 million compared to $23.6 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net revenue increased to $18.8 million compared to $16.4 million for the six months ended June 30, 2004, an increase of $2.4 million or 14.5%.

For the six months ended June 30, 2005, net income increased 56.2%, to $1.3 million, compared to net income of $853,000 for the six months ended June 30, 2004. Net income for the six months of 2004 included a loss on discontinued operations of $(49,000).

The Company has signed leases for three additional de novo Offices in the Phoenix, Arizona market, one of which is projected to open in the third quarter of 2005 and two in the first quarter of 2006. The Company opened two de novo Offices in the Denver, Colorado market, one in November 2004 and the other in January 2005 and one de novo Office in Phoenix, Arizona in September 2004.

The Company continues to generate strong cash flow from operations. During the first six months of 2005, the Company purchased $2.2 million of its outstanding common stock and incurred $484,000 in capital expenditures while increasing borrowings under its Credit Facility by only $225,000.

Revenue is total dental group practice revenue generated at the Company's offices from professional services provided to its patients. Amounts retained by group practices represents compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a generally accepted accounting principles measure. The Company discloses Revenue because it is a critical component for management's evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue (excluding discontinued operations).

                                                    Quarters Ended                        Six Months Ended
                                                        June 30,                               June 30,
                                                 2004             2005                 2004                 2005
                                             ------------      ------------         ------------       -------------
Total dental group practice revenue          $ 11,740,173     $ 13,344,516          $ 23,550,013       $  26,694,923
Amounts retained by group practices            (3,563,131)      (3,951,232)           (7,162,775)         (7,933,908)
                                             ------------      ------------         ------------       -------------
Net revenue                                  $  8,177,042      $  9,393,284         $ 16,387,238       $  18,761,015
                                             ============      ============         ============       =============

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

                                                       Quarters Ended                  Six Months Ended
                                                           June 30,                         June 30,
                                                    ----------------------         --------------------------
                                                    2004            2005            2004              2005
                                                    ----            ----            ----              ----
Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    36.8 %         37.2 %          36.8 %             37.2 %
   Dental supplies                                    6.1 %          6.4 %           5.9 %              6.0 %
   Laboratory fees                                    7.8 %          7.0 %           7.7 %              6.9 %
   Occupancy                                         10.6 %         10.1 %          10.6 %             10.2 %
   Advertising and marketing                          2.3 %          3.3 %           2.1 %              3.0 %
   Depreciation and amortization                      5.5 %          4.4 %           5.6 %              4.5 %
   General and administrative                         11.8 %        10.6 %          11.6 %             10.5 %
                                                    -------      ---------        --------           --------
                                                     80.9 %         79.0 %          80.3 %             78.3 %
                                                    -------       --------        --------           --------

Contribution from dental offices                     19.1 %         21.0 %          19.7 %.            21.7 %

Corporate expenses:
   General and administrative                         9.1 %          9.6 %           9.5 %              9.6 %
   Depreciation and amortization                      0.7%           0.4 %           0.7 %              0.4 %
                                                    -------      ---------        --------           --------
Operating income                                      9.3 %         11.0 %           9.5 %             11.7 %
Interest expense (income), net                        0.2 %         (0.2)%           0.3 %             (0.1)%
                                                    -------      ---------        --------           --------
Income before income taxes                            9.1 %         11.2 %           9.2 %             11.8 %
Income tax expense                                    3.6 %          4.5 %           3.7 %              4.7 %

Loss attributable to discontinued operations,
  net of income taxes                                 0.3 %            - %           0.3 %                - %
                                                    -------      ---------        --------           --------

Net income                                            5.2 %          6.7 %           5.2 %              7.1 %
                                                    =======      =========        ========           ========

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004:

Net revenue. For the three months ended June 30, 2005, net revenue increased $1.2 million, or 14.9%, to $9.4 million compared to $8.2 million for the three months ended June 30, 2004. This increase is attributable to higher revenues due to an increased emphasis on specialty dentistry as well as the addition of three new de novo Offices since June 30, 2004.

Clinical salaries and benefits. For the three months ended June 30, 2005, clinical salaries and benefits increased $484,000, or 16.1%, to $3.5 million compared to $3.0 million for the three months ended June 30, 2004. This increase was primarily due to higher wages resulting from a higher number of contract dentists working in the specialty dentistry area, a larger support staff for the additional dentists as well as annual wage increases that became effective February 1, 2005. As a percentage of net revenue, clinical salaries and benefits increased to 37.2% for the three months ended June 30, 2005 compared to 36.8% for the three months ended June 30, 2004.

Dental supplies. For the three months ended June 30, 2005, dental supplies increased to $599,000 compared to $495,000 for the three months ended June 30, 2004, an increase of $104,000 or 20.9%. This increase is attributable to increased production, the opening dental supply inventory at two of the de novo Offices and increased emphasis on specialty dentistry. As a percentage of net revenue, dental supplies increased to 6.4% for the three months ended June 30, 2005 compared to 6.1% for the three months ended June 30, 2004.

Laboratory fees. For the three months ended June 30, 2005, laboratory fees increased to $656,000 compared to $639,000 for the three months ended June 30, 2004, an increase of $17,000 or 2.6%. Laboratory fees associated with specialty dentistry are not as significant, relative to general dentistry, and therefore this expense did not increase as a result of increased production. As a percentage of net revenue, laboratory fees decreased to 7.0% for the three months ended June 30, 2005 compared to 7.8% for the three months June 30, 2004.

Occupancy. For the three months ended June 30, 2005, occupancy expense increased to $953,000 compared to $868,000 for the three months ended June 30, 2004, an increase of $85,000 or 9.8%. This increase was primarily due to the opening of three de novo Offices since June 30, 2004 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2004 period. As a percentage of net revenue, occupancy expense decreased to 10.1% for the three months ended June 30, 2005 compared to 10.6% the three months ended June 30, 2004.

Advertising and marketing. For the three months ended June 30, 2005, advertising and marketing increased to $312,000 compared to $190,000 for the three months ended June 30, 2004, an increase of $123,000 or 64.6%. This increase is attributable to a new television and print advertising campaign in the Denver, Colorado market which began in January 2005. As a percentage of net revenue, advertising and marketing increased to 3.3% for the three months ended June 30, 2005 compared to 2.3% for the three months ended June 30, 2004.

Depreciation and amortization. For the three months ended June 30, 2005, depreciation and amortization expenses attributable to the Offices decreased to $417,000 compared to $454,000 for the three months ended June 30, 2004, a decrease of $37,000 or 8.1%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated partially offset by depreciation expense at the three de novo Offices. As a percentage of net revenue, depreciation and amortization decreased to 4.4% for the three months ended June 30, 2005 compared to 5.5% for the three months ended June 30, 2004.

General and administrative. For the three months ended June 30, 2005, general and administrative expenses attributable to the Offices increased to $992,000 compared to $966,000 for the three months ended June 30, 2004, an increase of $27,000 or 2.8%. As a percentage of net revenue, general and administrative expenses decreased to 10.6% for the three months ended June 30, 2005 compared to 11.8% during the three months ended June 30, 2004.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $415,000, or 26.6%, to $2.0 million for the three months ended June 30, 2005 compared to $1.6 million for the three months ended June 30, 2004. As a percentage of net revenue, contribution from dental offices increased to 21.0% for the three months ended June 30, 2005 compared to 19.1% for the three months ended June 30, 2004.

Corporate expenses - general and administrative. For the three months ended June 30, 2005, corporate expenses - general and administrative increased to $907,000 compared to $744,000 for the three months ended June 30, 2004, an increase of $163,000 or 21.9%. This increase is related to increases in accrued bonuses, corporate wages and accrued vacation. As a percentage of net revenue, corporate expenses - general and administrative increased to 9.6% for the three months ended June 30, 2005 compared to 9.1% during the three months ended June 30, 2004.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2005, corporate expenses - depreciation and amortization decreased to $33,000 compared to $54,000 for the three months ended June 30, 2004, a decrease of $22,000 or 40.0%. The decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.4% for the three months ended June 30, 2005 compared to 0.7% for the three months ended June 30, 2004.

Operating income. As a result of the matters discussed above, the Company generated operating income of $1.0 million for the three months ended June 30, 2005 compared to operating income of $761,000 for the three months ended June 30, 2004, an increase of $274,000 or 36.0%. As a percentage of net revenue, operating income increased to 11.0% for the three months ended June 30, 2005 compared to 9.3% for the three months ended June 30, 2004.

Interest expense/(income). For the three months ended June 30, 2005, interest expense/(income) decreased to ($20,000) compared to $18,000 for the three months ended June 30, 2004, a decrease of $38,000. This increase in interest income is attributable to lower interest expense on the Company's seller notes due to lower balances as the result of prepayments made in November 2004 and higher charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income) decreased to (0.2)% for the three months ended June 30, 2005 compared to 0.2% for the three months ended June 30, 2004.

Discontinued operations. In September 2004, the Company closed an Office in the Phoenix market that resulted in a net loss from discontinued operations of $22,000 for the quarter ended June 30, 2004. This loss for the three months ended June 30, 2004 was comprised of an operating loss of $37,000, partially offset by an income tax benefit of $15,000.

Net income. As a result of the above, the Company reported net income of $633,000 for the three months ended June 30, 2005 compared to net income of $424,000 for the three months ended June 30, 2004, an increase of $209,000 or 49.3%. Net income for the quarter ended June 30, 2005 was net of income tax expense of $422,000 while net income for the quarter ended June 30, 2004 was net of income tax expense of $283,000. As a percentage of net revenue, net income increased to 6.7% for the three months ended June 30, 2005 compared to 5.2% for the three months ended June30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004:

Net revenue. For the six months ended June 30, 2005, net revenue increased to $18.8 million compared to $16.4 million for the six months ended June 30, 2004, an increase of $2.4 million or 14.5%. This increase is attributable to higher revenues due to an increased emphasis on specialty dentistry as well as the addition of three de novo Offices since June 30, 2004.

Clinical salaries and benefits. For the six months ended June 30, 2005, clinical salaries and benefits increased to $7.0 million compared to $6.0 million for the six months ended June 30, 2004, an increase of $940,000 or 15.6%. This increase was primarily due to higher wages resulting from a higher number of contract dentists working in the specialty dentistry area, a larger support staff for the additional dentists as well as annual wage increases that became effective February 1, 2005. As a percentage of net revenue, clinical salaries and benefits increased to 37.2% for the six months ended June 30, 2005 compared to 36.8% for the six months ended June 30, 2004.

Dental supplies. For the six months ended June 30, 2005, dental supplies increased to $1.1 million compared to $958,000 for the six months ended June 30, 2004, an increase of $175,000 or 18.2%. This increase is attributable to increased production, the opening dental supply inventory at two of the de novo Offices and increased emphasis on specialty dentistry. As a percentage of net revenue, dental supplies increased to 6.0% for the six months ended June 30, 2005 compared to 5.9% for the six months ended June 30, 2004.

Laboratory fees. For the six months ended June 30, 2005, laboratory fees remained constant at $1.3 million compared to the six months ended June 30, 2004. Laboratory fees associated with specialty dentistry are not as significant, relative to general dentistry, and therefore this expense did not increase as a result of increased production. As a percentage of net revenue, laboratory fees decreased to 6.9% for the six months ended June 30, 2005 compared to 7.7% for the six months June 30, 2004.

Occupancy. For the six months ended June 30, 2005, occupancy expense increased $170,000, or 9.7%, to $1.9 million compared to $1.7 million for the six months ended June 30, 2004. This increase was primarily due to the opening of three de novo Offices since June 30, 2004 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2004 period. As a percentage of net revenue, occupancy expense decreased to 10.2% for the six months ended June 30, 2005 compared to 10.6% for the six months ended June 30, 2004.

Advertising and marketing. For the six months ended June 30, 2005, advertising and marketing increased to $572,000 compared to $336,000 for the six months ended June 30, 2004, an increase of $236,000 or 70.3%. This increase is attributable to the new television and print advertising campaign in the Denver, Colorado market which began in January 2005. As a percentage of net revenue, advertising and marketing increased to 3.0% for the six months ended June 30, 2005 compared to 2.1% for the six months ended June 30, 2004.

Depreciation and amortization. For the six months ended June 30, 2005, depreciation and amortization expenses attributable to the Offices decreased to $841,000 compared to $921,000 for six months ended June 30, 2004, a decrease of $80,000 or 8.7%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated partially offset by depreciation expense at the three de novo Offices. As a percentage of net revenue, depreciation and amortization decreased to 4.5% for the six months ended June 30, 2005 compared to 5.6% for the six months ended June 30, 2004.

General and administrative. For the six months ended June 30, 2005, general and administrative expenses attributable to the Offices increased to $2.0 million compared to $1.9 million for the six months ended June 30, 2004, an increase of $67,000 or 3.5%. The increase is primarily due to higher dentist recruiting costs and higher credit card fees. As a percentage of net revenue, general and administrative expenses decreased to 10.5% for the six months ended June 30, 2005 compared to 11.6% during the six months ended June 30, 2004.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $4.1 million for the six months ended June 30, 2005 compared to $3.2 million for the six months ended June 30, 2004, an increase of $850,000 or 26.4%. As a percentage of net revenue, contribution from dental offices increased to 21.7% for the six months ended June 30, 2005 compared to 19.7% for the six months ended June 30, 2004.

Corporate expenses - general and administrative. For the six months ended June 30, 2005, corporate expenses - general and administrative increased to $1.8 million compared to $1.6 million the six months ended June 30, 2004. This increase was primarily due to higher accrued bonuses, regional director wages and accrued vacation. As a percentage of net revenue, corporate expenses - general and administrative increased to 9.6% for the six months ended June 30, 2005 compared to 9.5% for the six months ended June 30, 2004.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2005, corporate expenses - depreciation and amortization decreased to $69,000 compared to $111,000 for the six months ended June 30, 2004, a decrease of $42,000 or 37.5%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.4% for the six months ended June 30, 2005 compared to 0.7% for the six months ended June 30, 2004.

Operating income. As a result of the above, the Company generated operating income of $2.2 million for the six months ended June 30, 2005 compared to operating income of $1.5 million for the six months ended June 30, 2004, an increase of $646,000 or 41.7%. As a percentage of net revenue, operating income increased to 11.7% for the six months ended June 30, 2005 compared to 9.5% for the six months ended June 30, 2004.

Interest expense/(income). For the six months ended June 30, 2005 interest expense/(income) decreased to ($28,000) compared to $44,000 for the six months ended June 30, 2004, a decrease of $72,000. This increase in interest income is attributable to lower interest expense on the Company's seller notes due to lower balances as the result of prepayments made in November 2004 and higher charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income) decreased to (0.1%) for the six months ended June 30, 2005 compared to 0.3% for the six months ended June 30, 2004.

Discontinued operations. In September 2004, the Company closed an Office in the Phoenix market which resulted in a net loss from discontinued operations of $49,000 for the six months ended June 30, 2004. This loss for the six months ended September 30, 2004 was comprised of an operating loss of $82,000, partially offset by an income tax benefit of $33,000.

Net income. As a result of the above, the Company reported net income of $1.3 million for the six months ended June 30, 2004 compared to net income of $853,000 for the six months ended June 30, 2004, an increase of $480,000 or 56.2%. Net income for the six months ended June 30, 2005 was net of income tax expense of $889,000 while the net income for the six months ended June 30, 2004 was net of income tax expense of $569,000. As a percentage of net revenue, net income increased to 7.1% for the six months ended June 30, 2005 compared to 5.2% for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the "Credit Facility") and, from time to time, seller notes. As of June 30, 2005, the Company had a working capital deficit of approximately $312,000. This is primarily comprised of balances in accounts payable and accrued expenses, income taxes payable and current maturities of long-term debt in excess of balances in cash, accounts receivable and prepaid expenses as of June 30, 2005.

Net cash provided by operating activities was approximately $2.6 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively. During the 2005 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $457,000, a decrease in prepaid expenses and other assets of approximately $263,000 and an increase in income taxes payable of approximately $506,000, partially offset by an increase in accounts receivable of approximately $1.1 million. During the 2004 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $372,000 and a decrease in prepaid expenses and other assets of approximately $205,000, partially offset by an increase in accounts receivable of approximately $468,000.

Net cash used in investing activities was approximately $484,000 and $349,000 for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, the Company invested approximately $383,000 in the purchase of additional property and equipment and approximately $101,000 in the development of de novo Offices. For the six months ended June 30, 2004, approximately $349,000 was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $1.9 million for the six months ended June 30, 2005 and $2.1 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, net cash used in financing activities was comprised of approximately $2.2 million used in the purchase and retirement of Common Stock, approximately $82,000 for the repayment of long-term debt and approximately $327,000 for the payment of dividends, partially offset by approximately $514,000 in proceeds from the exercise of Common Stock options and $225,000 advanced from the Credit Facility. During the six months ended June 30, 2004, net cash used in financing activities was comprised of approximately $1.4 million paid down on the Credit Facility, approximately $545,000 used in the purchase and retirement of Common Stock, approximately $177,000 for the repayment of long-term debt and approximately $89,000 for the payment of dividends, partially offset by approximately $111,000 in proceeds from the exercise of Common Stock options..

On April 29, 2005, the Company amended the Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At June 30, 2005, the Company had $1.125 million outstanding and $3.875 million available for borrowing under the Credit Facility. This consisted of $625,000 outstanding under the Base Rate option and $500,000 outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

At June 30, 2005, the Company had outstanding indebtedness in addition to the Credit Facility of approximately $264,000 represented by seller notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At June 30, 2005, the Company had capital commitments of approximately $1.5 million related to the development of three de novo offices and the build-out of a fourth Office which will be a relocation of one existing Office. The Company's retained earnings as of June 30, 2005 were approximately $3.9 million. The Company expects increased costs over the next 12 to 18 months as it prepares to comply with Sarbanes-Oxley section 404.

The Company's earnings before discontinued operations (before income tax benefit), interest, taxes and depreciation and amortization ("Adjusted EBITDA") increased to $3.1 million for the six months ended June 30, 2005 compared to $2.6 million for the corresponding six-month period in 2004. Although Adjusted EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA can be made by adding discontinued operations, depreciation and amortization expense - offices, depreciation and amortization expense - corporate, interest expense/(income), net and income tax expense to net income as in the table below.

                                                             Quarters Ended                  Six Months Ended
                                                                June 30,                          June 30,
                                                     -----------------------------     ------------------------------
                                                         2004              2005            2004             2005
                                                     -----------       -----------     ------------     -------------
RECONCILIATION OF ADJUSTED EBITDA:
    Net income                                       $   424,209       $   633,268     $    853,225       $ 1,332,911
    Discontinued operations -
       (before income tax benefit)                        36,840                 -           82,035                 -
    Depreciation and amortization - Offices              453,575           416,620          921,316           840,992
    Depreciation and amortization - Corporate             54,325            32,618          110,922            69,292
    Interest expense/(income), net                        17,517          (20,235)           43,619          (27,867)
    Income tax expense                                   282,806           422,205          568,817           888,636
                                                     -----------       -----------      -----------       -----------
ADJUSTED EBITDA                                      $ 1,269,272       $ 1,484,476      $ 2,579,934       $ 3,103,964
                                                     ===========       ===========      ===========       ===========

As of June 30, 2005, the Company had the following known contractual obligations:

                                                                                   Payments due by Period
                                                                   ------------------------------------------------------
                                                                   Less than                                    More than
                                                  Total              1 year        1-3 years      3-5 years      5 years
                                                ----------         ---------       ---------      ---------     ---------
Long-Term Debt Obligations                       1,388,893           165,221       1,223,672              -             -
Operating Lease Obligations                      8,554,142         2,390,542       4,064,304      1,929,760       169,536
Other Long-Term  Liabilities Reflected on
the Balance Sheet Under GAAP                       171,276                -          115,382         53,802         2,092
                                                ----------         ---------       ---------      ---------     ---------
Total                                           10,114,311         2,555,763       5,403,358      1,983,562       171,628
                                                ==========         =========       =========      =========     =========

The Company from time to time may purchase its Common Stock on the open market. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During the six month period ended June 30, 2005, the Company, in three separate transactions, purchased 197,364 shares of its Common Stock for total consideration of approximately $2.2 million at prices ranging from $9.00 to $12.00 per share. Included during this period, the Company purchased, in a single private transaction approved by the Board of Directors and outside of previously publicly announced plans, 127,364 shares of its Common Stock for $12.00 per share. This purchase, of approximately $1.5 million, was financed with borrowings under the Company's Credit Facility. On August 10, 2004, the Board of Directors authorized the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $300,000. On March 17, 2005, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $500,000. As of June 30, 2005, there was approximately $758,000 available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time as the Company's management deems appropriate.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically and as of June 30, 2005, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's Credit Facility is variable based upon the lender's Base Rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At June 30, 2005, the Company had $625,000 outstanding with an interest rate of 6.25% (under the Base Rate option) and $500,000 with an interest rate of 4.67% (under the LIBOR Rate option). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the Company's interest rate would have resulted in additional interest expense of approximately $6,600 for the six months ended June 30, 2005.


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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock repurchases by the Company during the period April 1, 2005 through June 30, 2005.

                      Issuer Purchases of Equity Securities

                                                                                                             Approximate
                                                                                        Total Number         Dollar Value
                                                                                          Of Shares       Of Shares That May
                                                                                        Purchased as            Yet Be
                                                                         Average      Part of Publicly        Purchased
                                                     Total Number         Price           Announced           Under the
                                                       Of Shares        Paid per          Plans or             Plans or
                     Period                            Purchased          Share           Programs             Programs
                     ------                          ------------       ---------     ----------------    ------------------
April 1, 2005 through April 30, 2005                    127,364           $ 12.00                -            $ 758,458
May 1, 2005 through May 31, 2005                              -           $     -                -            $ 758,458
June 1, 2005 through June 30, 2005                            -           $     -                -            $ 758,458
                                                        -------           -------          -------            ---------
Total                                                   127,364           $ 12.00                -


The purchase of 127,364 shares in April 2005 was made through a private transaction which were approved by the Board of Directors. As of June 30, 2005, there was approximately $758,000 available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time, as the Company's management deems appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on June 7, 2005.

(b) The following director was elected at the meeting to serve a three-year term as a Class II director:

                                  For        Withheld Authority       Abstain
                               ---------     ------------------       -------
     Brooks G. O'Neil          2,094,854            9,620                0

Continuing Directors

After the meeting, the following directors continued to serve their three-year terms as Class III directors, whose terms will expire at the Company's annual meeting in 2006:

     Frederic W.J. Birner
     Mark A. Birner, D.D.S.

After the meeting, the following directors continued to serve their three-year terms as Class I directors, whose terms will expire at the Company's annual meeting in 2007:

     Thomas D. Wolf
     Paul E. Valuck, D.D.S.

(c) Other matters voted upon at the meeting and results of those votes are as follows:

     Approval of the 2005 Equity Incentive Plan:

                  For          Against          Abstain          Not Voted
                  ---          -------          -------          ---------
                1,163,656      13,636            9,532            917,650


The matters mentioned above are described in detail in the Company's definitive proxy statement dated April 29, 2005 for the Annual Meeting of Shareholders held on June 7, 2005.

ITEM 5.  OTHER INFORMATION

On July 1, 2005, in accordance with the terms of the 2005 Equity Incentive Plan (the "Plan") of the Company, the independent directors of the Company's Board of Directors granted 60,000 restricted shares of the Company's Common Stock (the "Shares") to Frederick W.J. Birner, the Chairman of the Board and Chief Executive Officer of the Company (the "Employee").

The Shares granted to the Employee vest as follows: one third (1/3) of the Shares vest six (6) months from the grant date, one third (1/3) of the Shares vest eighteen (18) months from the grant date, and the balance of the shares vest thirty (30) months from the grant date, in each case assuming the Employee's employment is not terminated prior to the time of such vesting. Notwithstanding the foregoing, in the event the Employee's employment terminates in connection with the Employee's death, disability, or retirement in accordance with the Company's established retirement policy, or in the event of a change in control of the Company, all unvested shares will vest immediately.

In connection with the grant of restricted Shares to the Employee, the Company has agreed to reimburse the Employee an amount equal to the tax liability incurred by the Employee in connection with the grant. Such reimbursement to be made by the Company to the Employee will total approximately $580,000. As a result of the award of shares and the reimbursement of the tax liability, the Company expects to recognize equity compensation expense, before taxes, of approximately $661,000 in the quarter ended September 30, 2005 and approximately $81,000 of compensation expense, before taxes, in each subsequent quarter through the quarter ending December 31, 2007.

On July 13, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a stock dividend, was distributed on August 8, 2005 to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding from 1,210,295 on August 8, 2005 to 2,420,590. All shares and earnings per share calculations for all periods in this report are restated to reflect the effect of the stock split.

ITEM 6.   EXHIBITS
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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date:  August 12, 2005         By: /s/ Frederic W.J. Birner
                                   -----------------------------------------
                             Name: Frederic W.J. Birner
                            Title: Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:  August 12, 2005         By: /s/ Dennis N. Genty
                                   ----------------------------------------
                             Name: Dennis N. Genty
                            Title: Chief Financial Officer, Secretary, and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)