Form 10-Q
period 2005-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2005-11-14
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 2005
                                         --------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                         ----------------    ------------------

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
Yes      X     No
     --------      --------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No     X
     ---------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Shares Outstanding as of November 14, 2005
--------------------------------      ------------------------------------------
Common Stock, without par value                        2,411,784*

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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                               Page
                                                                                                             ----

         Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004
           and September 30, 2005                                                                              3

         Unaudited Condensed Consolidated Statements of Operations for the
           Quarters and Nine Months Ended September 30, 2004 and 2005                                          4

         Unaudited Condensed Statement of Shareholders' Equity as of
           September 30, 2005                                                                                  5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2004 and 2005                                                       6

         Unaudited Notes to Condensed Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                                                         11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           20

Item 4.  Controls and Procedures                                                                              20

PART II -OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                   22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                         22

Item 5.   Other Information                                                                                   22

Item 6.   Exhibits                                                                                            23

Signatures                                                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,        September 30,
                                     ASSETS                                            2004                 2005
                                                                                        **              (Unaudited)
                                                                                  -------------        -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $   756,181          $   898,396
    Accounts receivable, net of allowance for doubtful accounts
       of $232,543 and $261,556, respectively                                         2,976,186            3,892,849
    Deferred tax asset                                                                  135,826              189,013
    Income tax receivable                                                                80,318                    -
    Prepaid expenses and other assets                                                   800,671              455,459
                                                                                    -----------          -----------
                Total current assets                                                  4,749,182            5,435,717

PROPERTY AND EQUIPMENT, net                                                           3,164,124            3,243,443

OTHER NONCURRENT ASSETS:
    Intangible assets, net                                                           13,787,093           13,224,262
    Deferred charges and other assets                                                   159,440              157,965
                                                                                    -----------          -----------
                Total assets                                                        $21,859,839          $22,061,387
                                                                                    ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $ 4,637,927          $ 4,861,112
    Income taxes payable                                                                      -               99,599
    Current maturities of long-term debt                                                167,217              155,286
                                                                                    -----------          -----------
             Total current liabilities                                                4,805,144            5,115,997

LONG-TERM LIABILITIES:
    Deferred tax liability, net                                                         670,893              675,226
    Long-term debt, net of current maturities                                         1,078,711            1,740,674
    Other long-term obligations                                                         176,741              200,775
                                                                                    -----------          -----------
                Total liabilities                                                     6,731,489            7,732,672


SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 10,000,000 shares
       authorized; none outstanding                                                           -                    -
    Common Stock, no par value, 20,000,000 shares
       authorized; 2,417,020 and 2,387,768 shares issued and
       outstanding, respectively                                                     12,125,811           11,019,490
    Deferred equity compensation                                                              -             (729,270)
    Retained earnings                                                                 3,002,539            4,038,495
                                                                                    -----------          -----------
                Total shareholders' equity                                           15,128,350           14,328,715
                                                                                    -----------          -----------

                Total liabilities and shareholders' equity                          $21,859,839          $22,061,387
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Quarters Ended                 Nine Months Ended
                                                              September 30,                    September 30,
                                                       ---------------------------       -----------------------------
                                                           2004           2005              2004               2005
                                                       -----------     -----------       -----------       -----------
NET REVENUE                                             $8,009,327     $ 9,264,449       $24,376,525       $28,025,464
DIRECT EXPENSES:
    Clinical salaries and benefits                       2,995,138       3,321,931         9,031,085        10,298,277
    Dental supplies                                        544,822         566,219         1,502,662         1,698,572
    Laboratory fees                                        581,762         588,814         1,849,334         1,873,120
    Occupancy                                              922,251         953,029         2,665,319         2,865,929
    Advertising and marketing                              229,861         223,387           565,538           794,984
    Depreciation and amortization                          435,584         420,998         1,356,899         1,261,990
    General and administrative                             967,462       1,074,880         2,852,667         3,047,312
                                                        ----------     -----------       -----------       -----------
                                                         6,676,880       7,149,258        19,823,504        21,840,184
                                                        ----------     -----------       -----------       -----------
    Contribution from dental offices                     1,332,447       2,115,191         4,553,021         6,185,280

CORPORATE EXPENSES:
    General and administrative (includes $666,874
      of equity compensation and related taxes in
      the quarter ended September 30, 2005 and the
      nine months ended September 30, 2005)                733,134       1,578,244         2,295,090         3,385,361
    Depreciation and amortization                           54,117          33,595           165,039           102,887
                                                        ----------     -----------       -----------       -----------

    Operating income                                       545,196         503,352         2,092,892         2,697,032
    Interest expense (income), net                          13,724         (13,353)           57,343           (41,220)
                                                        ----------     -----------       -----------       -----------
    Income from continuing  operations
       before income taxes                                 531,472         516,705         2,035,549         2,738,252
    Income tax expense                                    (212,607)       (102,315)         (814,238)         (990,951)
                                                        ----------     -----------       -----------       -----------
    Income from continuing operations                      318,865         414,390         1,221,311         1,747,301

DISCONTINUED OPERATIONS (NOTE 6):
    Operating (loss) attributable to assets disposed of    (38,134)              -          (120,169)                -
    (Loss) recognized on dispositions                     (192,500)              -          (192,500)                -
     Income tax benefit                                     92,254               -           125,068                 -
                                                        ----------     -----------       -----------       -----------

       Loss on discontinued operations                    (138,380)              -          (187,601)                -
                                                        ----------     -----------       -----------       -----------

    Net income                                          $  180,485     $   414,390       $ 1,033,710       $ 1,747,301
                                                        ==========     ===========       ===========       ===========


Net income per share of Common Stock - Basic:
    Continuing Operations                               $      .14     $       .17       $       .51       $       .74
    Discontinued Operations                                   (.06)              -              (.07)                -
                                                        ----------     -----------       -----------       -----------

Net income per share of Common Stock - Basic            $      .08     $       .17       $       .44       $       .74
                                                        ==========     ===========       ===========       ===========

Net income per share of Common Stock - Diluted:
    Continuing Operations                               $      .13     $       .16       $       .47       $       .67
    Discontinued Operations                                   (.06)              -              (.07)                -
                                                        ----------     -----------       -----------       -----------

Net income per share of Common Stock - Diluted          $      .07     $       .16       $       .40       $       .67
                                                        ==========     ===========       ===========       ===========

Weighted average number of shares of Common Stock
 and dilutive securities:
    Basic                                                2,405,794       2,406,789         2,387,626         2,364,493
                                                        ==========     ===========       ===========       ===========

    Diluted                                              2,605,794       2,662,240         2,597,282         2,613,331
                                                        ==========     ===========       ===========      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    Common Stock                Deferred                             Total
                                              --------------------------         Equity          Retained         Shareholders'
                                               Shares          Amount         Compensation        Earnings           Equity
                                              ---------     ------------      ------------       ----------       ------------
BALANCES, December 31, 2004                   2,417,020     $ 12,125,811                -        $3,002,539       $ 15,128,350
   Common Stock options exercised               141,934          519,497                                  -            519,497
   Purchase and retirement of
      Common Stock                             (231,186)      (2,769,518)                                 -         (2,769,518)
   Dividends declared on
      Common Stock                                    -                -                           (711,345)          (711,345)
   Tax benefit of Common Stock
      options exercised                                          333,400                                               333,400
   Equity compensation issued                    60,000          810,300         (810,300)                                   -
   Amortization of deferred
      equity compensation                                                          81,030                               81,030
   Net income                                         -                -                          1,747,301          1,747,301
                                              ---------      -----------       ----------        ----------       ------------
BALANCES, September 30, 2005                  2,387,768      $11,019,490       $ (729,270)       $4,038,495       $ 14,328,715
                                              =========      ===========       ==========        ==========       ============















         The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                           2004                2005
                                                                                        ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $1,033,710          $1,747,301
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                  1,533,939           1,364,877
          Loss (gain) on disposition of property                                             1,731                 221
          Loss recognized on abandonment of dental offices                                 192,500
          Provision for doubtful accounts                                                  319,933             410,143
          Provision for (benefit from) deferred income taxes                                     -             (48,854)
          Amortization of debt issuance costs                                                2,568               1,475
          Amortization of deferred equity compensation                                           -              81,030
    Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                             (555,096)         (1,326,806)
          Prepaid expenses and other assets                                                341,899             345,212
          Deferred charges and other assets                                                 (7,420)                  -
          Accounts payable and accrued expenses                                            516,572              75,047
          Income taxes payable                                                              72,116             179,917
          Other long-term obligations                                                      (13,131)             24,034
                                                                                       ------------        -----------
              Net cash provided by operating activities                                  3,439,321           2,853,597
                                                                                       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development of new dental centers                                                            -            (246,495)
    Capital expenditures                                                                (1,020,093)           (635,091)
                                                                                       ------------        -----------
                 Net cash used in investing activities                                  (1,020,093)           (881,586)
                                                                                       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances - line of credit                                                           12,850,000          16,162,719
    Repayments - line of credit                                                        (14,600,000)        (15,388,491)
    Repayment of long-term debt                                                           (261,327)           (124,196)
    Payment of debt issuance and financing costs                                                 -                   -
    Proceeds from exercise of Common Stock options                                         174,165             519,496
    Tax benefit of Common Stock options exercised                                                -             333,401
    Purchase and retirement of Common Stock                                               (545,430)         (2,769,518)
    Common Stock cash dividends                                                           (178,621)           (563,207)
                                                                                       ------------        ------------
                 Net cash used in financing activities                                  (2,561,213)         (1,829,796)
                                                                                       ------------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (141,985)            142,215
CASH AND CASH EQUIVALENTS, beginning of period                                           1,110,786             756,181
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   968,801         $   898,396
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                           2004                2005
                                                                                        ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

       Cash paid during the period for interest                                         $  107,593          $  136,530
                                                                                        ==========          ==========

       Cash paid during the period for income taxes                                     $  617,701          $  526,489
                                                                                        ==========          ==========














              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2005

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

On July 13, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a dividend, was distributed on August 8, 2005, to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding from 1,210,295 on August 8, 2005 to 2,420,590. All shares and earnings per share calculations for all periods in this document have been restated to reflect the effect of the stock split.

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

Some companies also recognize compensation expense for the fair value of the option right itself. In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods at the beginning of the next fiscal year that begins after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning in the first quarter of 2006. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro forma effects reported below.

For the periods indicated, the fair value of the Company's outstanding options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                              --------------------------- ------------------------
                                                 2004           2005        2004         2005
                                              ------------  ------------- ---------- -------------

     Risk-free interest rate                     3.00%          4.37%         2.88%      3.68%
     Expected dividend yield                     1.54%          2.25%         1.54%      2.72%

     Expected lives                          3.4 years      4.5 years     3.4 years  3.4 years
     Expected volatility                           44%            50%           39%        35%

To determine the expected term of the options, the Company has chosen to use the simplified method as provided by the Securities and Exchange Commission in SFAS No. 123(R). All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options and warrants granted was computed to be approximately $147,000 and $21,000 for the three months ended September 30, 2004 and 2005, respectively and $171,000 and $1,370,000 for the nine months ended September 30, 2004 and 2005, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures but prior to income tax benefit, was $22,000 and $38,000 for the quarters ended September 30, 2004 and 2005, respectively, and $60,000 and $286,000 for the nine months ended September 30, 2004 and 2005, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                                   Three Months Ended,          Nine Months Ended
                                                                      September 30,               September 30,
                                                                 ------------------------- ----------------------------
                                                                     2004        2005          2004          2005
                                                                 ------------------------- ----------------------------
Net income, as reported                                              $180,485    $414,390    $1,033,710     $1,747,301

Stock-based compensation included in net income                             -           -             -              -

Fair value of stock-based compensation, net of income taxes           (13,026)    (24,550)      (36,517)      (182,221)
                                                                 ------------------------- ----------------------------
Pro forma net income                                                  167,459     389,840       997,193      1,565,080

Net income per share, basic:
      As reported                                                       $0.08       $0.17         $0.44          $0.74

Stock-based compensation included in net income                             -           -             -              -
      Fair value of stock-based compensation, net of income taxes      (0.01)      (0.01)        (0.03)         (0.08)
                                                                 ------------------------- ----------------------------
      Pro forma                                                         $0.07       $0.16         $0.41          $0.66
                                                                 ========================= ============================

Net income per share, diluted:
      As reported                                                       $0.07       $0.16         $0.40          $0.67

Stock-based compensation included in net income                             -           -             -              -
      Fair value of stock-based compensation, net of income taxes      (0.01)      (0.01)        (0.03)         (0.07)
                                                                 ------------------------- ----------------------------
      Pro forma                                                         $0.06       $0.15         $0.37          $0.60
                                                                 ========================= ============================

Weighted average shares used to calculate pro forma net income per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

 (3)   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

                                                                   Quarters Ended September 30,
                                           -------------------------------------------------------------------------
                                                           2004                                    2005
                                           ---------------------------------       ---------------------------------
                                                                   Per Share                               Per Share
                                            Income        Shares     Amount          Income       Shares     Amount
                                           ---------    ----------   ------        ----------    ---------   ------
Basic EPS:
   Net income available to
     shares of Common Stock                $ 180,485     2,405,794   $ .08         $  414,390    2,406,789   $ .17

   Effect of dilutive shares of
Common
   Stock from stock options and
   warrants                                        -       200,000    (.01)                 -      255,451    (.01)
                                           ---------    ----------   -----         ----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock               $ 180,485     2,605,794   $ .07         $  414,390    2,662,240   $ .16
                                           =========     =========   =====         ==========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2004 and 2005 relates to the effect of 200,000 and 255,451, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

                                                                  Nine Months Ended September 30,
                                           -------------------------------------------------------------------------
                                                           2004                                    2005
                                           ---------------------------------       ---------------------------------
                                                                   Per Share                               Per Share
                                            Income        Shares     Amount          Income       Shares     Amount
                                           ---------    ----------   ------        ----------    ---------   ------
Basic EPS:
   Net income available to
     shares of Common Stock              $ 1,033,710     2,387,626   $ .44        $ 1,747,301    2,364,493   $ .74

Effect of dilutive shares of
 Common Stock from
 stock options and
 warrants                                           -       209,656    (.04)                 -      248,838    (.07)
                                         -----------     ---------  ------        -----------    ---------   -----
Diluted EPS:
   Net income available to
      shares of Common Stock             $ 1,033,710     2,597,282  $  .40        $ 1,747,301    2,613,331   $ .67
                                         ===========     =========  ======        ===========    =========   =====

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2004 and 2005 relates to the effect of 209,656 and 248,838, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation.

(4) LINE OF CREDIT

On April 29, 2005, the Company amended its bank line of credit ("Credit Facility"). The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At September 30, 2005, the Company had $1.674 million outstanding and $3.326 million available for borrowing under the Credit Facility. This consisted of $874,000 outstanding under the Base Rate option and $800,000 outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

 (5)   CAPITAL COMMITMENTS

The Company has budgeted capital commitments for the next 12 months of approximately $2.1 million, which includes the development of three de novo Offices, the build-out of a fourth Office which will be a relocation of one existing Office and the expansion of two offices. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of September 30, 2005 were approximately $4.0 million and the Company had working capital on that date of approximately $320,000. During the quarter ended September 30, 2005, the Company had capital expenditures of $397,000 and purchased approximately $572,000 of Common Stock while increasing total bank debt by $549,000.

(6)    DISCONTINUED OPERATIONS

During the third quarter of 2004, the Company closed an office in the Phoenix, Arizona market. Discontinued operations are defined in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a component that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component, if any, that have been classified as discontinued operations be presented separately in the Company's balance sheet. The results of operations of the component of the Company that have been classified as discontinued operations are also reported as discontinued operations for all periods presented.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2004 and 2005. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 57 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 27 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing and advertising programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting certain fees for dental services provided by the Offices, (viii) arranging for certain legal and accounting services, and (ix) negotiating with third party payors. Under the Management Agreements, the P.C. is responsible for, among other things (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

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

Results of Operations

For the three months ended September 30, 2005, Revenue increased $1.6 million, or 13.6%, to $13.3 million compared to $11.7 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, net revenue increased $1.3 million, or 15.7%, to $9.3 million compared to $8.0 million for the three months ended September 30, 2004.

Net income increased 129.6% to $414,000 for the quarter ended September 30, 2005, compared to net income of $180,000 for the quarter ended September 30, 2004. Net income in the third quarter of 2004 included a loss on discontinued operations of $138,000 and net income in the third quarter of 2005 included a $667,000 expense related to a grant of restricted stock to the Company's Chairman and Chief Executive Officer (the "Employee") on July 1, 2005. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter 2005. As a result of the award of shares, the Company also recognized approximately $81,000 of equity compensation expense during the third quarter 2005 and expects to recognize approximately $81,000 of equity compensation expense, before taxes, in each subsequent quarter through the quarter ending December 31, 2007.

For the nine months ended September 30, 2005, Revenue increased $4.8 million, or 13.5%, to $40 million compared to $35.2 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net revenue increased to $28.0 million compared to $24.4 million for the nine months ended September 30, 2004, an increase of $3.6 million or 15.0%.

For the nine months ended September 30, 2005, net income increased 69.0%, to $1.7 million, compared to net income of $1.0 million for the nine months ended September 30, 2004. Net income for the nine months of 2004 included a loss on discontinued operations of $188,000 and net income for the nine months of 2005 included a $667,000 expense related to the grant of restricted stock to the Employee.

The Company has signed leases for three additional de novo Offices in the Phoenix, Arizona market, one of which opened in October 2005. The other two Offices are projected to open in the first two quarters of 2006. Additionally, the Company is currently building an Office in the Colorado Springs, Colorado market which will be a relocation and significant expansion of an existing Office, and is expanding and remodeling two of its Offices in the Denver, Colorado market. The Company opened two de novo Offices in the Denver, Colorado market, one in November 2004 and the other in January 2005 and one de novo Office in Phoenix, Arizona in September 2004.

The Company continues to generate strong cash flow from operations. During the first nine months of 2005, the Company purchased $2.8 million of its outstanding common stock, incurred $882,000 in capital expenditures, paid $563,000 in dividends, and repaid $124,000 of long term debt while increasing borrowings under its bank line of credit ("Credit Facility") by $774,000.

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

                                                    Quarters Ended                        Nine Months Ended
                                                     September 30,                           September 30,
                                             -----------------------------         -------------------------------
                                                2004              2005                 2004                2005
                                             -----------      ------------         ------------       ------------
Total dental group practice revenue          $11,699,108      $ 13,292,104         $ 35,229,081       $ 39,987,027
Amounts retained by group practices           (3,689,781)       (4,027,655)         (10,852,556)       (11,961,563)
                                             -----------      ------------         ------------       ------------
Net revenue                                  $ 8,009,327      $  9,264,449         $ 24,376,525       $ 28,025,464
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

                                                        Quarters Ended                Nine Months Ended
                                                         September 30,                   September 30,
                                                   -----------------------        ---------------------------
                                                      2004          2005            2004               2005
                                                   --------       --------        --------           --------
Net revenue                                         100.0 %        100.0 %         100.0 %            100.0 %
Direct expenses:
   Clinical salaries and benefits                    37.4 %         35.9 %          37.0 %             36.7 %
   Dental supplies                                    6.8 %          6.1 %           6.2 %              6.1 %
   Laboratory fees                                    7.3 %          6.4 %           7.6 %              6.7 %
   Occupancy                                         11.5 %         10.3 %          10.9 %             10.2 %
   Advertising and marketing                          2.9 %          2.4 %           2.3 %              2.8 %
   Depreciation and amortization                      5.4 %          4.5 %           5.6 %              4.5 %
   General and administrative                         12.1 %        11.6 %          11.7 %             10.9 %
                                                    ------          ------          ------             ------
                                                     83.4 %         77.2 %          81.3 %             77.9 %
                                                    ------          ------          ------             ------

Contribution from dental offices                     16.6 %         22.8 %          18.7 %.            22.1 %

Corporate expenses:
   General and administrative (equity
      compensation and related taxes are 7.2%
      and 2.4% of net revenue for 3
      months and 9 months ended September 30, 2005,
      respectively)                                   9.2 %         17.0 %           9.4 %             12.1 %
   Depreciation and amortization                      0.7%           0.4 %           0.7 %              0.4 %
                                                    ------          ------          ------             ------
Operating income                                      6.8 %          5.4 %           8.6 %              9.6 %
Interest expense (income), net                        0.2 %         (0.1) %          0.2 %             (0.1)%
                                                    ------          ------          ------             ------
Income before income taxes                            6.6 %          5.6 %           8.4 %              9.8 %
Income tax expense                                    2.7 %          1.1 %           3.3 %              3.5 %

Loss attributable to discontinued operations,
  net of income taxes                                 1.7%             - %           0.8 %                - %
                                                    ------          ------          ------             ------

Net income                                            2.3%           4.5 %           4.2 %              6.2 %
                                                    ======          ======          ======             ======

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004:

Net revenue. For the three months ended September 30, 2005, net revenue increased $1.3 million, or 15.7%, to $9.3 million compared to $8.0 million for the three months ended September 30, 2004. This increase is attributable to higher revenues due to an increased emphasis on specialty dentistry as well as the addition of three new de novo Offices since September 2004.

Clinical salaries and benefits. For the three months ended September 30, 2005, clinical salaries and benefits increased $327,000, or 10.9%, to $3.3 million compared to $3.0 million for the three months ended September 30, 2004. This increase was primarily due to higher wages resulting from a higher number of contract dentists working in the specialty dentistry area, a larger support staff for the additional dentists as well as annual wage increases that became effective February 1, 2005. As a percentage of net revenue, clinical salaries and benefits decreased to 35.9% for the three months ended September 30, 2005 compared to 37.4% for the three months ended September 30, 2004.

Dental supplies. For the three months ended September 30, 2005, dental supplies increased to $566,000 compared to $545,000 for the three months ended September 30, 2004, an increase of $21,000 or 3.9%. This increase is attributable to increased production and increased emphasis on specialty dentistry which tends to have higher dental supply costs. As a percentage of net revenue, dental supplies decreased to 6.1% for the three months ended September 30, 2005 compared to 6.8% for the three months ended September 30, 2004.

Laboratory fees. For the three months ended September 30, 2005, laboratory fees increased to $589,000 compared to $582,000 for the three months ended September 30, 2004, an increase of $7,000 or 1.2%. Laboratory fees associated with specialty dentistry are not as significant, relative to general dentistry, and therefore this expense increase was minimal relative to the increased production. As a percentage of net revenue, laboratory fees decreased to 6.4% for the three months ended September 30, 2005 compared to 7.3% for the three months September 30, 2004.

Occupancy. For the three months ended September 30, 2005, occupancy expense increased to $953,000 compared to $922,000 for the three months ended September 30, 2004, an increase of $31,000 or 3.3%. This increase was primarily due to the opening of three de novo Offices since September 2004 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2004 period. As a percentage of net revenue, occupancy expense decreased to 10.3% for the three months ended September 30, 2005 compared to 11.5% the three months ended September 30, 2004.

Advertising and marketing. For the three months ended September 30, 2005, advertising and marketing decreased to $223,000 compared to $230,000 for the three months ended September 30, 2004, a decrease of $6,000 or 2.8%. This decrease is attributable to less television and print advertising in the Denver, Colorado market during the 2005 quarter. As a percentage of net revenue, advertising and marketing decreased to 2.4% for the three months ended September 30, 2005 compared to 2.9% for the three months ended September 30, 2004.

Depreciation and amortization. For the three months ended September 30, 2005, depreciation and amortization expenses attributable to the Offices decreased to $421,000 compared to $436,000 for the three months ended September 30, 2004, a decrease of $15,000 or 3.4%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated partially offset by depreciation expense at the three de novo Offices. As a percentage of net revenue, depreciation and amortization decreased to 4.5% for the three months ended September 30, 2005 compared to 5.4% for the three months ended September 30, 2004.

General and administrative. For the three months ended September 30, 2005, general and administrative expenses attributable to the Offices increased to $1.1 million compared to $967,000 for the three months ended September 30, 2004, an increase of $107,000 or 11.1%. This increase in general and administrative expenses is primarily attributable to higher write offs of uncollectible accounts receivable. As a percentage of net revenue, general and administrative expenses decreased to 11.6% for the three months ended September 30, 2005 compared to 12.1% during the three months ended September 30, 2004.

Contribution from dental offices. As a result of the above, contribution from dental offices increased $783,000, or 58.7%, to $2.1 million for the three months ended September 30, 2005 compared to $1.3 million for the three months ended September 30, 2004. As a percentage of net revenue, contribution from dental offices increased to 22.8% for the three months ended September 30, 2005 compared to 16.6% for the three months ended September 30, 2004.

Corporate expenses - general and administrative. For the three months ended September 30, 2005, corporate expenses - general and administrative increased to $1.6 million compared to $733,000 for the three months ended September 30, 2004, an increase of $845,000 or 115.3%. This increase is primarily related to a grant of restricted stock issued on July 1, 2005 and the reimbursement of taxes related to the grant. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability incurred. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter 2005. As a result of the award of stock, the Company also recognized approximately $81,000 of equity compensation expense during the third quarter 2005 and expects to recognize approximately $81,000 of equity compensation expense, before taxes, in each subsequent quarter through the quarter ending December 31, 2007. Other items including accrued bonuses, corporate wages and benefits, accounting and legal fees increased in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. As a percentage of net revenue, corporate expenses - general and administrative increased to 17.0% for the three months ended September 30, 2005 compared to 9.2% during the three months ended September 30, 2004, of which 7.2% is attributable to equity compensation expense.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2005, corporate expenses - depreciation and amortization decreased to $34,000 compared to $54,000 for the three months ended September 30, 2004, a decrease of $21,000 or 37.9%. The decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.4% for the three months ended September 30, 2005 compared to 0.7% for the three months ended September 30, 2004.

Operating income. As a result of the matters discussed above, the Company generated operating income of $503,000 for the three months ended September 30, 2005 compared to operating income of $545,000 for the three months ended September 30, 2004, a decrease of $42,000 or 7.7%. As a percentage of net revenue, operating income decreased to 5.4% for the three months ended September 30, 2005 compared to 6.8% for the three months ended September 30, 2004.

Interest expense/(income), net. For the three months ended September 30, 2005, interest expense decreased to ($13,000) compared to $14,000 for the three months ended September 30, 2004, a decrease of $27,000. This decrease in interest expense is attributable to lower interest expense on the Company's seller notes due to lower balances as the result of prepayments made in November 2004 and higher charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, decreased to (0.1)% for the three months ended September 30, 2005 compared to 0.2% for the three months ended September 30, 2004.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market that resulted in a net loss from discontinued operations of $138,000 for the quarter ended September 30, 2004. This loss for the three months ended September 30, 2004 was comprised of an operating loss of $38,000 and a loss on the disposition of a dental office of $192,000, partially offset by an income tax benefit of $92,000.

Net income. As a result of the above, the Company reported net income of $414,000 for the three months ended September 30, 2005 compared to net income of $180,000 for the three months ended September 30, 2004, an increase of $234,000 or 129.6%. Net income for the quarter ended September 30, 2005 was net of income tax expense of $102,000 while net income for the quarter ended September 30, 2004 was net of income tax expense of $213,000. Income tax expense for the third quarter of 2005 was less than income tax expense for the corresponding quarter in 2004 because the Company currently anticipates a lower tax rate for its fiscal year ended December 31, 2005 compared to its fiscal year ended December 31, 2004 and the correcting adjustment to income tax expense was made in the third quarter of 2005. As a percentage of net revenue, net income increased to 4.5% for the three months ended September 30, 2005 compared to 2.3% for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004:

Net revenue. For the nine months ended September 30, 2005, net revenue increased to $28.0 million compared to $24.4 million for the nine months ended September 30, 2004, an increase of $3.6 million or 15.0%. This increase is attributable to higher revenues due to an increased emphasis on specialty dentistry as well as the addition of three de novo Offices since September 2004.

Clinical salaries and benefits. For the nine months ended September 30, 2005, clinical salaries and benefits increased to $10.3 million compared to $9.0 million for the nine months ended September 30, 2004, an increase of $1.3 million or 14.0%. This increase was primarily due to higher wages resulting from a higher number of contract dentists working in the specialty dentistry area, a larger support staff for the additional dentists as well as annual wage increases that became effective February 1, 2005. As a percentage of net revenue, clinical salaries and benefits decreased to 36.7% for the nine months ended September 30, 2005 compared to 37.0% for the nine months ended September 30, 2004.

Dental supplies. For the nine months ended September 30, 2005, dental supplies increased to $1.7 million compared to $1.5 million for the nine months ended September 30, 2004, an increase of $196,000 or 13.0%. This increase is attributable to increased production, the opening dental supply inventory at two of the de novo Offices and increased emphasis on specialty dentistry which tends to have higher dental supply costs. As a percentage of net revenue, dental supplies decreased to 6.1% for the nine months ended September 30, 2005 compared to 6.2% for the nine months ended September 30, 2004.

Laboratory fees. For the nine months ended September 30, 2005, laboratory fees increased to $1.9 million from $1.8 million, an increase of $24,000 or 1.3%. Laboratory fees associated with specialty dentistry are not as significant, relative to general dentistry, and therefore this expense increase was minimal relative to the increased production. As a percentage of net revenue, laboratory fees decreased to 6.7% for the nine months ended September 30, 2005 compared to 7.6% for the nine months September 30, 2004.

Occupancy. For the nine months ended September 30, 2005, occupancy expense increased $201,000, or 7.5%, to $2.9 million compared to $2.7 million for the nine months ended September 30, 2004. This increase was primarily due to the opening of three de novo Offices since September 2004 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2004 period. As a percentage of net revenue, occupancy expense decreased to 10.2% for the nine months ended September 30, 2005 compared to 10.9% for the nine months ended September 30, 2004.

Advertising and marketing. For the nine months ended September 30, 2005, advertising and marketing increased to $795,000 compared to $566,000 for the nine months ended September 30, 2004, an increase of $229,000 or 40.6%. This increase is attributable to the new television and print advertising campaign in the Denver, Colorado market which began in January 2005. As a percentage of net revenue, advertising and marketing increased to 2.8% for the nine months ended September 30, 2005 compared to 2.3% for the nine months ended September 30, 2004.

Depreciation and amortization. For the nine months ended September 30, 2005, depreciation and amortization expenses attributable to the Offices decreased to $1.3 million compared to $1.4 million for nine months ended September 30, 2004, a decrease of $95,000 or 7.0%. The decrease in the Company's depreciable asset base is a result of existing assets becoming fully depreciated partially offset by depreciation expense at the three de novo Offices. As a percentage of net revenue, depreciation and amortization decreased to 4.5% for the nine months ended September 30, 2005 compared to 5.6% for the nine months ended September 30, 2004.

General and administrative. For the nine months ended September 30, 2005, general and administrative expenses attributable to the Offices increased to $3.0 million compared to $2.9 million for the nine months ended September 30, 2004, an increase of $194,000 or 6.8%. The increase is primarily due to higher dentist recruiting costs and increased write offs of uncollectible accounts receivable. As a percentage of net revenue, general and administrative expenses decreased to 10.9% for the nine months ended September 30, 2005 compared to 11.7% during the nine months ended September 30, 2004.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $6.2 million for the nine months ended September 30, 2005 compared to $4.6 million for the nine months ended September 30, 2004, an increase of $1.6 million or 35.9%. As a percentage of net revenue, contribution from dental offices increased to 22.1% for the nine months ended September 30, 2005 compared to 18.7% for the nine months ended September 30, 2004.

Corporate expenses - general and administrative. For the nine months ended September 30, 2005, corporate expenses - general and administrative increased to $3.4 million compared to $2.3 million the nine months ended September 30, 2004, an increase of $1.1 million or 47.5%. This increase was primarily due to a grant of restricted stock issued on July 1, 2005 and the reimbursement of taxes related to the grant. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability incurred. Such reimbursement was made by the Company and totaled approximately $586,000, which was recognized as an expense during the third quarter 2005. As a result of the award of stock, the Company also recognized approximately $81,000 of equity compensation expense during the third quarter 2005 and expects to recognize approximately $81,000 of equity compensation expense, before taxes, in each subsequent quarter through the quarter ending December 31, 2007. Other items including accrued bonuses, corporate wages and benefits, accounting and legal fees increased in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. As a percentage of net revenue, corporate expenses - general and administrative increased to 12.1% for the nine months ended September 30, 2005 compared to 9.4% for the nine months ended September 30, 2004, of which 2.4% is attributable to equity compensation expense.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2005, corporate expenses - depreciation and amortization decreased to $103,000 compared to $165,000 for the nine months ended September 30, 2004, a decrease of $62,000 or 37.7%. This decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.4% for the nine months ended September 30, 2005 compared to 0.7% for the nine months ended September 30, 2004.

Operating income. As a result of the above, the Company generated operating income of $2.7 million for the nine months ended September 30, 2005 compared to operating income of $2.1 million for the nine months ended September 30, 2004, an increase of $604,000 or 28.9%. As a percentage of net revenue, operating income increased to 9.6% for the nine months ended September 30, 2005 compared to 8.6% for the nine months ended September 30, 2004.

Interest expense/(income), net. For the nine months ended September 30, 2005 interest expense decreased to ($41,000) compared to $57,000 for the nine months ended September 30, 2004, a decrease of $99,000. This decrease in interest expense is attributable to lower interest expense on the Company's seller notes due to lower balances as the result of prepayments made in November 2004 and higher charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, decreased to (0.1%) for the nine months ended September 30, 2005 compared to 0.2% for the nine months ended September 30, 2004.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market which resulted in a net loss from discontinued operations of $188,000 for the nine months ended September 30, 2004. This loss for the nine months ended September 30, 2004 was comprised of an operating loss of $120,000 and a loss on the disposition of assets of $192,000, partially offset by an income tax benefit of $125,000.

Net income. As a result of the above, the Company reported net income of $1.7 million for the nine months ended September 30, 2005 compared to net income of $1.0 million for the nine months ended September 30, 2004, an increase of $714,000 or 69.0%. Net income for the nine months ended September 30, 2005 was net of income tax expense of $991,000 while the net income for the nine months ended September 30, 2004 was net of income tax expense of $814,000. As a percentage of net revenue, net income increased to 6.2% for the nine months ended September 30, 2005 compared to 4.2% for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and, from time to time, seller notes issued in dental practice acquisitions. As of September 30, 2005, the Company had working capital of approximately $320,000.

Net cash provided by operating activities was approximately $2.9 million and $3.4 million for the nine months ended September 30, 2005 and 2004, respectively. During the 2005 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $75,000, a decrease in prepaid expenses and other assets of approximately $345,000 and, an increase in income taxes payable of approximately $180,000, offset by an increase in accounts receivable of approximately $1.3 million. During the 2004 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $517,000 and a decrease in prepaid expenses and other assets of approximately $342,000, partially offset by an increase in accounts receivable of approximately $555,000.

Net cash used in investing activities was approximately $882,000 and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the Company invested approximately $635,000 in the purchase of additional property and equipment and approximately $246,000 in the development of de novo Offices. For the nine months ended September 30, 2004, approximately $1.0 million was invested in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $1.8 million for the nine months ended September 30, 2005 and $2.6 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, net cash used in financing activities was comprised of approximately $2.8 million used in the purchase and retirement of Common Stock, approximately $124,000 for the repayment of long-term debt and approximately $563,000 for the payment of dividends, partially offset by approximately $519,000 in proceeds from the exercise of Common Stock options, $333,000 in tax benefit of Common Stock options exercised, and $774,000 advanced from the Credit Facility. During the nine months ended September 30, 2004, net cash used in financing activities was comprised of approximately $1.8 million used to pay down the Credit Facility, approximately $545,000 used in the purchase and retirement of Common Stock, approximately $261,000 for the repayment of long-term debt and approximately $179,000 for the payment of dividends, partially offset by approximately $174,000 in proceeds from the exercise of Common Stock options.

On April 29, 2005, the Company amended the Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At September 30, 2005, the Company had $1.674 million outstanding and $3.326 million available for borrowing under the Credit Facility. This consisted of $874,000 outstanding under the Base Rate option and $800,000 outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

At September 30, 2005, the Company had outstanding indebtedness in addition to the Credit Facility of approximately $222,000 represented by seller notes issued in connection with various dental practice acquisitions, all of which bear interest at 8.0%. At September 30, 2005, the Company had budgeted capital commitments for the next 12 months of approximately $2.1 million, which includes the development of three de novo Offices, the build-out of a fourth Office which will be a relocation of one existing Office and the expansion of two offices. The Company's retained earnings as of September 30, 2005 were approximately $4.0 million. The Company expects increased costs over the next 12 to 18 months as it prepares to comply with Sarbanes-Oxley Act Section 404.

The Company's earnings before interest, taxes, depreciation and amortization, discontinued operations (before income tax benefit), and amortization of equity compensation ("Adjusted EBITDA") increased to $4.1 million for the nine months ended September 30, 2005 compared to $3.6 million for the corresponding nine-month period in 2004. Although Adjusted EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA can be made by adding discontinued operations (before income tax benefit), depreciation and amortization expense - offices, depreciation and amortization expense - corporate, amortization of equity compensation, interest expense/(income), net and income tax expense to net income as in the table below.

                                                             Quarters Ended                 Nine Months Ended
                                                              September 30,                    September 30,
                                                     -----------------------------      -----------------------------
                                                         2004              2005            2004             2005
                                                     -----------       -----------      -----------       -----------
RECONCILIATION OF ADJUSTED EBITDA:
    Net income                                       $   180,485       $   414,390      $ 1,033,710       $ 1,747,301
    Discontinued operations -
       (before income tax benefit)                       230,634                 -          312,669                 -
    Depreciation and amortization - Offices              435,584           420,998        1,356,899         1,261,990
    Depreciation and amortization - Corporate             54,117            33,595          165,039           102,887
    Amortization of equity compensation                        -            81,030                -            81,030
    Interest expense/(income), net                        13,724          (13,353)           57,343          (41,220)
    Income tax expense                                   120,353           102,315          689,170           990,951
                                                     -----------       -----------      -----------       -----------

ADJUSTED EBITDA                                      $ 1,034,897       $ 1,038,975      $ 3,614,830       $ 4,142,939
                                                     ===========       ===========      ===========       ===========

As of September 30, 2005, the Company had the following known contractual obligations:

                                                                                   Payments due by Period
                                                                  ----------------------------------------------------------
                                                                    Less than                                   More than
                                                    Total             1 year       1-3 years      3-5 years      5 years
------------------------------------------- --------------------- -------------- -------------- ------------- --------------
Long-Term Debt Obligations                         1,895,960          155,286       1,740,674             -             -
------------------------------------------- --------------------- -------------- -------------- ------------- --------------
Operating Lease Obligations                        8,303,003        2,421,524       5,005,113       835,798        40,568
------------------------------------------- --------------------- -------------- -------------- ------------- --------------
Other  Long-Term  Liabilities  Reflected on
the Balance Sheet Under GAAP                         193,162               -         113,148        78,363
                                                                                                                    1,651
------------------------------------------- --------------------- -------------- -------------- ------------- --------------
Total                                             10,392,125        2,576,810      6,858,935        914,161        42,219
------------------------------------------- --------------------- -------------- -------------- ------------- --------------

The Company from time to time may purchase its Common Stock on the open market. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During the nine month period ended September 30, 2005, the Company, in 26 separate transactions, purchased 231,186 shares of its Common Stock for total consideration of approximately $2.8 million at prices ranging from $9.00 to $17.00 per share. Included during this period, the Company purchased, in a single private transaction approved by the Board of Directors and outside of previously publicly announced plans, 127,364 shares of its Common Stock for $12.00 per share. This purchase, of approximately $1.5 million, was financed with borrowings under the Company's Credit Facility. On August 10, 2004, the Board of Directors authorized the Company to make up to $500,000 in open-market purchases of its Common Stock. On November 9, 2004, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $300,000. On March 17, 2005, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $500,000. On September 13, 2005, the Board of Directors authorized the Company to increase the amount available to make open-market purchases of its Common Stock by $1 million. As of September 30, 2005, there was approximately $1.2 million available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time as the Company's management deems appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically and as of September 30, 2005, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Credit Facility is variable based upon the lender's Base Rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At September 30, 2005, the Company had $874,000 outstanding with an interest rate of 6.75% (under the Base Rate option) and $800,000 with an interest rate of 5.25% (under the LIBOR Rate option). The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the Company's interest rate would have resulted in additional interest expense of approximately $9,700 for the nine months ended September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will detect all errors or fraud. By their nature, the Company's or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2005. On the basis of this review, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2005 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to Item 5, "Other Information," in this report regarding the issuance of restricted shares of Common Stock to the Company's Chairman of the Board and Chief Executive Officer.

The following chart provides information regarding Common Stock repurchases by the Company during the period July 1, 2005 through September 30, 2005.

                      Issuer Purchases of Equity Securities

                                                                                                             Approximate
                                                                                         Total Number         Dollar Value
                                                                                          Of Shares         Of Shares That
                                                                                         Purchased as          May Yet Be
                                                                          Average      Part of Publicly        Purchased
                                                      Total Number         Price           Announced           Under the
                                                       Of Shares         Paid per          Plans or             Plans or
              Period                                   Purchased           Share           Programs             Programs
              ------                                  ------------       --------      ----------------     ---------------
July 1, 2005 through July 31, 2005                             -          $     -                 -           $   758,458

August 1, 2005 through August 31, 2005                    23,479          $ 16.97            23,479           $   366,593

September 1, 2005 through September 30, 2005              10,343          $ 16.79            10,343           $ 1,192,314
                                                         -------                           --------

Total                                                     33,822          $ 16.92            33,822


The purchases of 33,822 shares in August and September 2005 were made through open market transactions that were made pursuant to publicly announced plans which were approved by the Board of Directors. As of September 30, 2005, there was approximately $1.2 million available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time, as the Company's management deems appropriate.

ITEM 5.  OTHER INFORMATION

On July 1, 2005, in accordance with the terms of the 2005 Equity Incentive Plan (the "Plan") of the Company, the independent directors of the Company's Board of Directors granted 60,000 restricted shares of the Company's Common Stock (the "Shares") to Frederick W.J. Birner, the Chairman of the Board and Chief Executive Officer of the Company (the "Employee").

The Shares granted to the Employee vest as follows: one third (1/3) of the Shares vest nine (6) months from the grant date, one third (1/3) of the Shares vest eighteen (18) months from the grant date, and the balance of the shares vest thirty (30) months from the grant date, in each case assuming the Employee's employment is not terminated prior to the time of such vesting. Notwithstanding the foregoing, in the event the Employee's employment terminates in connection with the Employee's death, disability, or retirement in accordance with the Company's established retirement policy, or in the event of a change in control of the Company, all unvested shares will vest immediately.

In connection with the grant of restricted Shares to the Employee, the Company agreed to reimburse the Employee an amount equal to the tax liability incurred by the Employee in connection with the grant. Such reimbursement was made by the Company to the Employee and totaled approximately $586,000, which was recognized as an expense during the third quarter 2005. As a result of the award of shares, the Company also recognized approximately $81,000 of equity compensation expense during the third quarter 2005 and expects to recognize approximately $81,000 of equity compensation expense, before taxes, in each subsequent quarter through the quarter ending December 31, 2007.

The issuance of the Shares was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act because, among other things, the Employee is an accredited investor as defined in the Securities Act, the transaction did not involve a public offering, the Employee had access to information about the Company and his investment and the Employee took the Shares for investment and not resale.

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

ITEM 6.   EXHIBITS

Exhibit
Number       Description of Document

10.1 Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed July 19, 2005).

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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date:  November 14, 2005         By:    ________________________________________
                               Name:   Frederic W.J. Birner
                              Title:   Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 14, 2005         By:   ________________________________________
                               Name:   Dennis N. Genty
                              Title:   Chief Financial Officer,
                                       Secretary, and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)