Form 10-Q/A
period 2005-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2005-12-22
CIK 948072

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

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing this Form 10-Q/A for the quarter ended September 30, 2005 to include certifications from the Chief Executive Officer and Chief Financial Officer (filed as Exhibits 31.1 and 31.2 herewith) that reflect certain typographical corrections. No other changes have been made to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed on November 14, 2005.



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




                                    BIRNER DENTAL MANAGEMENT SERVICES, INC.




Date:  December 22, 2005         By:   /s/ Frederic W.J. Birner
                                       ---------------------------------------
                               Name:   Frederic W.J. Birner
                              Title:   Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  December 22, 2005         By:   /s/ Dennis N. Genty
                                       ---------------------------------------
                               Name:   Dennis N. Genty
                              Title:   Chief Financial Officer,
                                       Secretary, and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)