Form 10-K
period 2005-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2006-03-29
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended      December 31, 2005
                                        -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       --------------        ---------------

                         Commission file number 0-23367

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    COLORADO                                84-1307044
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or           (IRS Employer
                 organization)                          Identification No.)

   3801 EAST FLORIDA AVENUE, SUITE 508
            DENVER, COLORADO                                  80210
----------------------------------------              --------------------------
(Address of principal executive offices)                   (Zip Code)

                  Registrant's telephone number: (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class              Name of each exchange on which registered
--------------------------       ----------------------------------------------
        None.                                       None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate  by check  mark if the  registrant  is a  well-known  seasoned  issuer,
as defined in Rule 405 of the  Securities  Act.  Yes         No     X
                                                    -------      -------

Indicate by check mark if the  registrant  is not  required to file  reports
pursuant to Section 13 or Section  15(d) of the Act.  Yes         No     X
                                                         -------      -------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Ruler 12b-2 or the Exchange Act.

Large accelerated filer       Accelerated filer      Non-accelerated filer   X
                        -----                  -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes           No    X
                            -------      -------

Indicate  by check  mark  whether  the  Registrant  is an  accelerated  filer
(as  defined  in Rule 12b-2 of the  Exchange  Act).  Yes           No    X
                                                         -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares Outstanding as of March 29, 2006
-------------------------------         ---------------------------------------
Common Stock, without par value                        2,380,261

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the last reported sale price of its Common Stock as of June 30, 2005, the last business day of the Registrant's most recent completed second fiscal quarter, was $20,644,964. This calculation assumes that certain parties may be affiliates of the Registrant and that 1,450,296 shares of Common Stock are held by non-affiliates. As of March 29, 2006, the Registrant had 2,380,261 shares of Common Stock outstanding.

On July 13, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a dividend, was distributed on August 8, 2005, to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding on August 8, 2005 from 1,210,295 to 2,420,590. All shares and earnings per share calculations for all periods in this document have been restated to reflect the effect of the stock split.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10,11,12, 13 and 14) is incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the annual meeting of shareholders scheduled to be held on or about June 1, 2006.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K ("Annual Report") of Birner Dental Management Services, Inc. (the "Company"), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1., "Business," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental practices, the ability of the Company to manage effectively an increasing number of dental practices, the general economy of the United States and the specific markets in which the Company's dental practices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. "Risk Factors," and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                     Birner Dental Management Services, Inc.
                                    Form 10-K
                                Table of Contents


Part    Item(s)                                                                                        Page
----    -------                                                                                        ----
 I.       1.       Business                                                                              4
                      General                                                                            4
                       Dental Services Industry                                                          4
                       Patient Services                                                                  4
                       Dental Practice Management Model                                                  5
                       Payor Mix                                                                         6
                       The Company Dentist Philosophy                                                    6
                       Expansion Program                                                                 6
                       Affiliation Model                                                                 7
                       Competition                                                                       8
                       Government Regulation                                                             9
                       Insurance                                                                        11
                       Trademark                                                                        11
                      Company Website                                                                   11
          1A.      Risk Factors                                                                         11
          2.       Properties                                                                           17
                      Offices and Facilities                                                            17
                      Location of Offices                                                               18
                      Existing Offices                                                                  19
          3.       Legal Proceedings                                                                    20
          4.       Submission of Matters to a Vote of Security Holders                                  20
II.       5.       Market for Registrant's Common Equity, Related Stockholder Matters and
                   Issuer Purchases of Equity Securities                                                21
          6.       Selected Financial Data                                                              23
          7.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                           24
          7A.      Quantitative and Qualitative Disclosures About Market Risk                           35
          8.       Financial Statements and Supplementary Data                                          36
          9.       Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure                                                                           60
          9A.      Controls and Procedures                                                              60
          9B.      Other Information                                                                    60
III.      10.      Directors and Executive Officers of the Registrant                                   61
          11.      Executive Compensation                                                               61
          12.      Security Ownership of Certain Beneficial Owners and Management                       61
          13.      Certain Relationships and Related Transactions                                       61
          14.      Principal Accountant Fees and Services                                               61
IV.       15.      Exhibits, Financial Statement Schedules                                              62
                   Signatures                                                                           63

                                     PART I

ITEM 1.  BUSINESS


General

The Company acquires, develops, and manages geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 42 dental practices ("Offices") in Colorado and eight Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company currently manages 58 Offices, of which 36 were acquired and 22 were developed internally ("de novo Offices"). The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company's affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services ("CMS"), dental expenditures in the U.S. increased from $38.9 billion in 1993 to $81.5 billion in 2004. CMS also projects that dental expenditures will reach approximately $167.3 billion by 2015, representing an increase of approximately 105% over 2004 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

Recruiting of Dentists. The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Advantages to dentists affiliated with the Company also include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation, and payment of professional membership fees and malpractice insurance. The Company's effort to recruit managing dentists is primarily focused on dentists with three or more years of practice experience. From time to time, the Company will recruit associate dentists graduating from residency programs.

The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company's staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements. The Company also offers formalized mandatory training programs for employees regarding the CFR Title 29 Occupational Safety and Health Act (OSHA), CFR Title 40 Environmental Protection Agency, State dental practice law, State and local regulations and the Health Insurance Portability and Accountability Act (HIPAA) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company's formalized training program. Company regional directors also meet with the Company's senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and on going meetings with employees have contributed to an improvement in the operations at its Offices.

Staffing Model. The Company's staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office's revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of four regional directors in Colorado, one regional director for New Mexico and one regional director for Arizona. These regional directors are each responsible for between seven and 14 Offices. These directors oversee operations, training and development of non-dental employees, recruiting and work to implement the Company's dental practice management model.

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

Advertising and Marketing. The Company seeks to increase patient volume at its Offices from time to time through television, print advertising and other marketing techniques. The Company's advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company's affiliated dentists. During 2005, the Company significantly increased its television and print advertising in the Denver, Colorado market.

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

Purchasing/Vendor Relationships. The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. This system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

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

Capitated managed dental care plans accounted for 29.0% of the Company's total dental group practice revenue in 2005. During the years ended December 31, 2003, 2004, and 2005, the Company derived the corresponding percentages of total dental group practice revenue from the following listed companies' capitated managed dental care plans (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 6.9%, 8.0% and 7.8% respectively, CIGNA Dental Health was responsible for 6.7%, 6.9% and 7.2% respectively, and Fortis Benefits Insurance Company was responsible for 4.5%, 4.6% and 4.1% respectively.

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company's dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and without the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists have a financial incentive to improve the operating performance of their Offices through a bonus based upon the operating performance of the Office.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Expansion Program

Since its formation in May 1995, the Company has acquired 42 practices, including five practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the five practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company's acquisitions have been solo dental practices. The Company has developed 23 de novo Offices (including one practice that was consolidated with an existing Office). During 2005, the Company opened two de novo Offices; one in the Phoenix, Arizona market and one in the Denver, Colorado market. The Company opened an Office in Phoenix, Arizona in March 2006 and expects to open three additional de novo Offices in the second and third quarters of 2006. The three additional Offices will be located in Phoenix, Arizona; Denver, Colorado; and Albuquerque, New Mexico.

The Company expects to increase revenue in existing markets by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the expansion of specialty services and the aggressive recruitment of additional dentists and hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in an Office so that more patients can be treated by the Company's affiliated dentists, hygienists and staff. The Company evaluates potential acquisition candidates from time to time, and if it finds one that is suitable for its dental practice management model, it may consummate such acquisition.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C., which is owned by one of four different licensed dentists affiliated with the Company. The Company's President, Mark A. Birner, DDS, is one of the four dentists and individually owns 48 P.C.s. The Company has entered into agreements with the owners of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner's license to practice dentistry, a termination of the owner's employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

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

Employment Agreements

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with a P.C. The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees. The employment agreement for one of the managing dentists who is also a shareholder of a P.C. has a term of 20 years and can only be terminated by the employer P.C. upon the occurrence of certain events. If the employment of this managing dentist is terminated for any reason, the employer P.C. has the right to redeem the shares of the P.C. operating the Office, which are held by the managing dentist, for a nominal price. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of production attributable to their work, or a bonus based upon the operating performance of the Office, whichever is greater. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of production attributable to their work, whichever is greater. Specialists are compensated based upon an hourly or monthly guarantee or a percentage of their own work, whichever is greater. The P.C. with whom the dentist has entered into an employment agreement pays the dentists' compensation.

As of December 31, 2005, the Company had 79 general dentists, 28 specialists and 64 hygienists that were employed by the P.C.s, and 360 non-dental employees.

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

During 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPAA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2005, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

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

Trademark

The Company is the registered owner of the PERFECT TEETH(R) trademark in the United States. The company uses the PERFECT TEETH name to distinguish the Company's Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH name.

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

ITEM 1A.  Risk Factors

This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth in this
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 1. "Business" and Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters," as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth below and the matters set forth in this Annual Report generally and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

Demands on Management. The Company's ability to compete effectively will depend upon its ability to hire, train, and assimilate additional management and other employees, and its ability to expand, improve, and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company's management to effectively anticipate, implement, and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition, and operating results. See Item 1. "Business - Expansion Program."

Dependence Upon Availability of Dentists and Other Personnel. The Company believes that the profitability and operations of its Offices and its expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists, and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and newly established Offices, which may have a material adverse effect on the Company's expansion strategy and its business, financial condition and operating results. See Item 1. "Business - Dental Practice Management Model."

Dependence on Management Agreements, the P.C.s and Affiliated Dentists. The Company receives management fees for services provided to the P.C.s under Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, employ hygienists, or control the provision of dental care. The Company's revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company's long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists and hygienists and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company's business, financial condition, and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. "Business - Affiliation Model."

Risks Associated with De Novo Office Development. The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each new Office with the appropriate equipment, furnishings, materials and supplies. Additionally, new Offices must be staffed with one or more dentists. Because a new Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Item 1. "Business - Expansion Program."

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

Payment of Dividends. Various factors may hinder our declaration and payment of cash dividends. The Company commenced paying a quarterly cash dividend in 2004, and increased the quarterly cash dividend in February 2005 and January 2006. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors our Board of Directors may consider relevant.

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

Managed Care Contracts. Many states have fraud and abuse laws, which apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

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

Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid. Because the P.C.s receive no revenue under Medicare and Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations there under could have a material adverse effect on the Company's business, financial condition and operating results.

On April 14, 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPPA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2005, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

Although the Company believes that its operations as currently conducted are in material compliance with applicable laws, there can be no assurance that the Company's contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company's existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company's organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations or change the way it conducts business.
See Item 1. "Business - Government Regulation."

Risks Associated with Acquisitions. The Company has grown substantially in a relatively short period of time, in large part through acquisitions of existing Offices and through the development of de novo Offices. Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, five of which have been consolidated into existing Offices and one of which was closed during 2004. The success of future acquisitions will depend on several factors, including the following:

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

In 2005, the Company derived approximately 11.6% of its Revenue from capitated managed dental care contracts, and 17.4% of its Revenue from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services,
(ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company's affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company's business, financial condition and operating results may be materially and adversely affected. See Item 1. "Business - Payor Mix."

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

Risks Associated with Intangible Assets. At December 31, 2005, intangible assets on the Company's consolidated balance sheet were $13.0 million, representing 59.2% of the Company's total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

Possible Exposure to Professional Liability. In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice. Some of these lawsuits involve large claims and significant defense costs. Any suits involving the Company or dentists at the Offices, if successful, could result in substantial damage awards that may exceed the limits of the Company's insurance coverage. The Company provides practice management services; it does not engage in the practice of dentistry or control the practice of dentistry by the dentists or their compliance with regulatory requirements directly applicable to providers. There can be no assurance, however, that the Company will not become subject to litigation in the future as a result of the dental services provided at the Offices. The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, hygienists and dental assistants at the Offices. While the Company believes it has adequate liability insurance coverage, there can be no assurance that the coverage will be adequate to cover losses or that coverage will continue to be available upon terms satisfactory to the Company. In addition, certain types of risks and liabilities, including penalties and fines imposed by governmental agencies, are not covered by insurance. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims could have a material adverse effect on the Company's business, financial condition and operating results. See Item 1. "Business - Insurance."

Risks Associated with Non-Competition Covenants and Other Arrangements with Managing Dentists. The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients. In Colorado, covenants not to compete are prohibited by statute with certain exceptions. Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope. Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable. It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Item 1. "Business - Affiliation Model- Employment Agreements." In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists' ability to transfer the shares in the P.C.s. See Item 1. "Business - Affiliation Model - Relationship with P.C.s." There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse impact on the Company.

Seasonality. The Company's past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter. The Company expects this seasonal fluctuation to continue in the future.

Competition. The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. There are several dental practice management companies that are operating in the Company's markets. There are also a number of companies with dental practice management businesses similar to that of the Company currently operating in other parts of the country which may enter the Company's existing markets in the future. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations. The Company's competitors may have greater financial or other resources or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. See Item 1. "Business - Competition."

The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such dentists, specialists, hygienists and other personnel begins to decline in the Company's markets, it may become more difficult to attract qualified dentists, specialists, hygienists and other personnel. There can be no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, hygienists and other personnel. See Item 1. "Business - Competition."

Volatility of Stock Price. The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions.




ITEM 2.  Properties


Offices and Facilities

The Company's corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 9,500 square feet occupied under a lease that expires October 31, 2010. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to five years with options to renew the leases for specific periods subsequent to their original terms. The Company believes the facilities at each of its Offices are adequate for their current level of business. The Company generally anticipates leasing and developing new Offices in its current markets rather than significantly expanding the size of its existing Offices.

Location of Offices

[Map inserted here]

Existing Offices

As of the date of this Annual Report, the Company managed a total of 58 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

                                                                                    Date Acquired/      Specialty
 Office Name                               Office Address                           Developed*           Services
--------------                             ---------------                          --------------      ---------
 Colorado
     Boulder
       Perfect Teeth/Boulder               4155 Darley, #F                          September 1997
     Perfect Teeth/Folsom                  1840 Folsom, Suite 201                   April 1998              1
    Brighton
       Perfect Teeth/Brighton              530 East Bromley Lane, #100              November 2004*
    Castle Rock
       Perfect Teeth/Castle Rock           390 South Wilcox, Unit D                 October 1995
    Colorado Springs
       Perfect Teeth/Cheyenne Meadows      827 Cheyenne Meadows Road                June 1998*
     Perfect Teeth/Garden of the Gods      4329 Centennial Boulevard                July 1996*
     Perfect Teeth/South 8th Street        1050 South Eighth Street                 August 1998         1,2,3,4,5
     Perfect Teeth/Uintah Gardens          1768 West Uintah Street                  May 1996*
     Perfect Teeth/Union & Academy         5050 North Academy                       September 1997        2,3,5
       Perfect Teeth/Woodman Valley        6914 North Academy Boulevard, Unit 1B    April 1998*
       Perfect Teeth/Powers                5929 Constitution Avenue                 March 1999*             1
    Denver
      Perfect Teeth/64th and Ward          12650 West 64th Avenue, Unit J           January 1996*
      Perfect Teeth/88th and Wadsworth     8749 Wadsworth Boulevard                 September 1997       1,2, 4,5
      Perfect Teeth/Arapahoe               7600 East Arapahoe Road, #311            October 1995
      Perfect Teeth/Bowmar                 5151 South Federal Boulevard, #G-2       October 1995
      Perfect Teeth/Buckley and Quincy     4321 South Buckley Road                  September 1997          1
      Perfect Teeth/Central Denver         1633 Fillmore Street, Suite 200          May 1996
      Perfect Teeth/East 104th Avenue      2200 East 104th Avenue, #112             May 1996                1
      Perfect Teeth/East Cornell           12200 East Cornell Avenue, # E           August 1996            2,5
      Perfect Teeth/East Iliff             16723 East Iliff Avenue                  May 1997
        Glendale Dental Group              4521 East Virginia Avenue                February 1999
        Perfect Teeth/Golden               17211 South Golden Road, #100            June 1999*
        Perfect Teeth/Green Mountain       13035 West Alameda Parkway               December 1998*
        Perfect Teeth/Highlands Ranch      9227 Lincoln Avenue, Suite 100           July 1999*              1
      Perfect Teeth/Ken Caryl              7660 South Pierce                        September 1997
      Perfect Teeth/Leetsdale              7150 Leetsdale Drive, #110A              March 1996*
        Mississippi Dental Group           11175 East Mississippi Avenue, #110      September 1998
      Perfect Teeth/Monaco and Evans       2223 S. Monaco, Suite F                  November 1995        1,2,3,4
      Perfect Teeth/North Sheridan         11550 North Sheridan, #101               May 1996
        Perfect Teeth/Parker               11005 South Parker Road                  December 1998*          1
      Perfect Teeth/Sheridan and 64th      5169 West 64th Avenue                    May 1996
 Avenue
      Perfect Teeth/Smoky Hill             20269 E. Smoky Hill Rd., Unit H          January 2005*
      Perfect Teeth/South Holly Street     8211 South Holly Street                  September 1997          5
      Perfect Teeth/Speer                  700 East Speer Boulevard                 February 1997
      Perfect Teeth/West 38th Avenue       7760 West 38th Avenue, #200              May 1996
      Perfect Teeth/West 120th Avenue      6650 West 120th Avenue, A-6              September 1997          3
        Perfect Teeth/West Jewell          8064 West Jewell                         April 1998
      Perfect Teeth/Yale                   7515 West Yale Avenue, Suite A           April 1997          1,2,3,4,5
    Fort Collins
        Perfect Teeth/South Fort Collins   1355 Riverside Avenue, Unit D            May 1996
    Greeley
        Perfect Teeth/Greeley              902 14th Street                          September 1997
    Longmont
        Perfect Teeth/Longmont             641 Ken Pratt Boulevard                  September 1997
    Loveland
        Perfect Teeth/ Loveland            3400 West Eisenhower Boulevard           September 1996

                                                                                    Date Acquired/      Specialty
 Office Name                               Office Address                           Developed*           Services
--------------                             ---------------                          --------------      ---------
 New Mexico
    Albuquerque
      Perfect Teeth/Alice                  5909 Alice NE                            February 1998
      Perfect Teeth/Candelaria             6101 Candelaria NE                       April 1997
        Perfect Teeth/Cubero Drive         5900 Cubero Drive NE, Suite E            September 1998          1
      Perfect Teeth/Four Hills             13140-E Central Avenue, SE               August 1997*
      Perfect Teeth/Fourth Street          5721 Fourth Street NW                    August 1997
      Perfect Teeth/Wyoming and Candelaria 8501 Candelaria NE, Suite D3             August 1997           1,3,5
     Rio Rancho
        Perfect Teeth/Rio Rancho            4500 Arrowhead Ridge Drive              July 1999*              1
     Santa Fe
        Perfect Teeth/Plaza Del Sol        720 St. Michael Drive, Suite O           May 1998*               1
 Arizona
     Goodyear
        Perfect Teeth/Palm Valley          14175 West Indian School Bypass Road, #B6March 2000*
     Gilbert
        Perfect Teeth/Gilbert              81 West Guadalupe Road, Suite 101        March 2006*
      Mesa
        Perfect Teeth/Power & McDowell     2733 North Power Road, Suite 101         October 2000*
      Peoria
        Perfect Teeth/Olive                10613 West Olive Avenue, Suite 201       September 2004*     1,2,3,4,5
      Scottsdale
        Perfect Teeth/Bell Road & 64th     6345 East Bell Road, Suite 1             July 1998           1,2,3,4,5
          Street
        Perfect Teeth/Shea & 90th Street   9393 North 90th Street, Suite 207        September 1998
      Surprise
        Perfect Teeth/Waddell              13856 W. Waddell Rd, Ste 102             October 2005*           4
      Tempe
        Perfect Teeth/Elliot and McClintock7650 S. McClintock Dr., #110             June 1999*

-------------
(1)      Orthodontics
(2)      Periodontics
(3)      Oral Surgery
(4)      Pediatrics
(5)      Endodontics

The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,200 square feet to 7,300 square feet.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Common Stock is quoted on the Nasdaq Capital Market under the symbol "BDMS". The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq Capital Market and adjusted to reflect the August 1, 2005, 2-for1 stock split:

                                              HIGH                  LOW
                                         ----------------     ----------------
                   2004

              First Quarter                   $8.39                $6.11
              Second Quarter                  8.84                 7.50
              Third Quarter                   9.85                 7.88
              Fourth Quarter                  10.41                7.96

                   2005

              First Quarter                  $13.63                $9.18
              Second Quarter                  14.80                10.75
              Third Quarter                   17.46                14.50
              Fourth Quarter                  21.53                16.00

                   2006

    First Quarter (January 1, 2006
        through March 22, 2006)              $21.07               $17.00

At March 28, 2006, the last reported sale price of the Company's Common Stock was $18.00 per share. As of the same date, there were 2,380,261 shares of Common Stock outstanding held by 181 holders of record and approximately 580 beneficial owners.

Dividend Policy

On March 9, 2004, the Company announced a quarterly cash dividend of $.0375 per share. On February 10, 2005, the Company announced an increase in the amount of the quarterly dividend to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend to $.13 per share. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors our Board of directors may consider relevant.

Purchases of Equity Securities by the Issuer

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2005 through December 31, 2005.


                      Issuer Purchases of Equity Securities

                                                                                       Total Number       Approximate
                                                                                         of Shares       Dollar Value
                                                                                       Purchased as        of Shares
                                                                                          Part of        that May Yet
                                                                                         Publicly        Be Purchased
                                                   Total Number         Average          Announced         Under the
                                                     of Shares        Price Paid         Plans or          Plans or
                    Period                           Purchased         per Share         Programs          Programs
-----------------------------------------------    --------------    --------------    --------------    --------------
October 1, 2005 through October 31, 2005                       -                 -                 -        $1,192,314

November 1, 2005 through November 31, 2005                63,830            $19.31            63,830        $1,459,651

December 1, 2005 through December 31, 2005                16,945            $18.22            16,945        $1,150,832
                                                   --------------    --------------    --------------
Total                                                     80,775            $19.08            80,775



All purchases listed above were made pursuant to publicly announced plans. There are no expiration dates on any of the plans. On November 28, 2005, the Board of Directors authorized an additional $1.5 million to the Company to use for open market purchases of its Common Stock. Common Stock repurchases may be made from time to time as the Company's management deems appropriate.


Equity Compensation Plan Information

The following table sets forth information concerning options, warrants and rights outstanding and available for granting as of December 31, 2005:

                                        (a)                          (b)                           (c)
                                                                                           Number of securities
                                                                                          remaining available for
                              Number of securities to          Weighted-average            future issuance under
                              be issued upon exercise          exercise price of            equity compensation
                              of outstanding options,        outstanding options,            plans (excluding
          Plan                     warrants and                  warrants and             securities reflected in
        category                      rights                        rights                      column (a))
-------------------------    --------------------------    --------------------------    --------------------------
Equity compensation
plans approved by
security holders                      715,382                        $9.54                        200,520

Equity compensation
plans not approved by
security holders                            -                            -                              -
                             --------------------------    --------------------------    --------------------------
Total                                 715,382                        $9.54                        200,520
                             ==========================    ==========================    ==========================

Options and warrants are issued for a period of five to seven years and vest one of several different ways including 33% each year for three years and 20% each year for five years, provided that, upon a sale of the Company, all options and warrants automatically become vested.

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 2003, 2004 and 2005 should be read in conjunction with the Company's consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 2001 and 2002 periods are derived from the Company's historical consolidated financial statements.

A 2-for-1 split of the Company's common stock became effective as of August 1, 2005. As a result, all earnings per share data in the following table have been restated to reflect the stock split.

The data in the following table is in thousands except per share data, number of Offices and number of dentists:


                                                                        Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                        2001          2002         2003         2004          2005
                                                      ----------    ---------    ----------   ----------    ---------
Statements of Income Data: (1)
Net revenue                                             $29,652      $30,536       $30,539      $32,170      $36,716
Direct expenses                                          25,539       25,351        25,032       26,249       28,944
Contribution from dental offices                          4,113        5,185         5,507        5,921        7,772
Corporate expenses                                        3,270        3,304         3,292        3,272        4,375
Operating income                                            843        1,881         2,215        2,649        3,397
Income from continuing operations before income
taxes                                                       392        1,536         2,061        2,590        3,409
Income tax (expense) benefit                               (128)        (580)         (806)      (1,023)      (1,245)
Income from continuing operations                           264          956         1,255        1,567        2,164
Operating (loss) attributable to assets disposed of         (21)         (35)         (116)        (120)           0
(Loss) recognized on dispositions                             -            -             -         (192)           0
Income tax benefit                                            7           13            45          125            0
Loss on discontinued operations                             (14)         (22)          (71)        (187)           0
Net income                                                  250          934         1,184        1,380        2,164

Basic earnings per share of Common Stock: (2)

Net income - continuing operations                         0.09         0.32          0.48         0.65         0.91

Net income (loss) - discontinued operations                   -        (0.01)        (0.03)       (0.08)           -

Net income per share of Common Stock                       0.09         0.31          0.45         0.57         0.91

Diluted earnings per share of Common Stock: (2)

Net income - continuing operations                         0.08         0.30          0.44         0.60         0.82

Net income (loss) - discontinued operations                   -        (0.01)        (0.02)       (0.07)           -

Net income per share of Common Stock                       0.08         0.29          0.42         0.53         0.82

Balance Sheet Data (3):
Cash and cash equivalents                                  $949       $1,073        $1,111         $756         $922
Working capital (deficit)                                   301       (1,541)         (109)         (56)         (96)
Total assets                                             24,762       24,230        22,210       21,860       22,033
Long-term debt, less current maturities                   3,296        1,087         2,736        1,079        2,887
Total shareholders' equity                               16,721       16,759        14,411       15,128       13,201
Dividends declared per share of Common Stock                  -            -             -        $0.15        $0.40

Operating Data:
Number of Offices (3)                                        54           54            54           55           57
Number of dentists (3)(4)                                    86           90            95          102          107
Total net revenue per Office                               $549         $565          $566         $585         $644

----------------
(1) Acquisitions of Offices and development of de novo Offices affect the comparability of the data. During 2001, the Company consolidated four existing Offices into two. In 2004, the Company closed one existing Office and opened two de novo Offices. In 2005, the Company opened two de novo Offices.
(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company.
(3)      Data is as of the end of the respective periods presented.
(4) This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2005. Reference should also be made to the Company's consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this Annual Report. This Annual Report contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1. "Business," Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 1A., "Risk Factors."

Overview

The Company was formed in May 1995, and currently manages 58 Offices in Colorado, New Mexico, and Arizona staffed by 79 dentists and 28 specialists. The Company has acquired 42 practices (five of which were consolidated into existing Offices and one of which was closed during 2004) and opened 23 de novo Offices (one of which was consolidated into an existing Office). The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself.

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

The Company's Revenue is derived principally from fee-for-service Revenue and Revenue from capitated managed dental care plans. Fee-for-service Revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care Revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation of dentists and hygienists), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Item 1. "Business - Payor Mix."

The Company seeks to increase its fee-for-service business by increasing the patient volume of existing Offices through effective marketing and advertising programs, adding additional specialty services and by opening de novo Offices. The Company seeks to supplement this fee-for-service business with Revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

Results of Operations

For the year ended December 31, 2005, Revenue increased to $52.5 million compared to $46.5 million for the year ended December 31, 2004, an increase of $6.1 million or 13.1%. This was attributable to an increase in specialty Revenue of $3.8 million, an increase in general dentistry at existing offices of $694,000 and new de novo offices generating $1.5 million in additional production for the year ended December 31, 2005.

For the year ended December 31, 2004, Revenue increased to $46.5 million compared to $43.3 million for the year ended December 31, 2003, an increase of $3.2 million or 7.4%. This was attributable to higher revenues generated in the 53 Offices in existence during both full periods. Higher specialty revenues during 2004 accounted for approximately $1.7 million of the increase.

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2005, net revenue was $30.5 million in 2003, $32.2 million in 2004, and $36.7 million in 2005. During the three years ended December 31, 2005, contribution from dental offices increased from $5.5 million in 2003 to $5.9 million for 2004, and increased to $7.8 million for 2005. During the three years ended December 31, 2005, income from continuing operations increased from $1.3 million for 2003 to $1.6 million in 2004 and to $2.2 million in 2005.

At December 31, 2005, the Company's total assets of $22.0 million included $13.0 million of identifiable intangible assets related to Management Agreements. At that date, the Company's total shareholders' equity was $13.2 million.

The Company's Revenue from capitated managed dental care plans was 29.0% of total dental group practice revenue in 2005, compared to 28.2% in 2004 and 31.6% in 2003.

Revenue, as defined in this report, is total dental group practice revenue generated at the Company's offices from professional services provided to its patients. Amounts retained by group practices represent compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a generally accepted accounting principles measure. The Company discloses Revenue because it is a critical component for management's evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue (excluding discontinued operations).

                                                                      Years Ended December 31,
                                                        ------------------------------------------------------
                                                             2003               2004                2005
                                                        ---------------    ----------------    ---------------

         Total dental group practice revenue               $43,273,221         $46,460,595        $52,526,276

         Less - amounts retained by Offices                 12,733,804          14,290,190         15,810,159
                                                        ---------------    ----------------    ---------------

         Net revenue                                       $30,539,417         $32,170,405        $36,716,117
                                                        ===============    ================    ===============

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Consolidated Statements of Income. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

                                                                      Years Ended December 31,
                                                          --------------------------------------------------
                                                              2003              2004              2005
                                                          --------------    --------------    --------------

Net revenue                                                      100.0%            100.0%            100.0%
Direct expenses:
  Clinical salaries and benefits                                   37.8              37.2              37.0
  Dental supplies                                                   5.8               6.2               6.0
  Laboratory fees                                                   7.7               7.5               6.7
  Occupancy                                                        11.3              11.1              10.5
  Advertising and marketing                                         1.2               2.1               2.6
  Depreciation and amortization                                     7.0               5.6               4.6
  General and administrative                                       11.2              11.9              11.4
                                                          --------------    --------------    --------------
                                                                   82.0              81.6              78.8
                                                          --------------    --------------    --------------
Contribution from dental offices                                   18.0              18.4              21.2
Corporate expenses:
  General and administrative (includes $747,904 or 2.0%
    of equity compensation and related taxes in the year
    ended December 31, 2005)
                                                                    9.8               9.5              11.5
  Depreciation and amortization                                     1.0               0.6               0.4
                                                          --------------    --------------    --------------
Operating income                                                    7.2               8.3               9.3
Interest expense, net                                               0.5               0.2               0.0
                                                          --------------    --------------    --------------
Income from continuing operations
   before income taxes                                              6.7               8.1               9.3
Income tax expense                                                  2.6               3.2               3.4
                                                          --------------    --------------    --------------
Income from continuing operations                                   4.1               4.9               5.9
Loss attributable to discontinued operations,
  net of income taxes                                               0.2               0.6               0.0
                                                          --------------    --------------    --------------
Net income                                                         3.9%              4.3%              5.9%
                                                          ==============    ==============    ==============

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenue. Net revenue increased to $36.7 million for the year ended December 31, 2005 compared to $32.2 million for the year ended December 31, 2004, an increase of $4.5 million or 14.1%. This was attributable to an increase in specialty Revenue of $3.8 million, an increase in general dentistry at existing offices of $694,000 and new de novo offices generating $1.5 million in additional production for the year ended December 31, 2005.

Clinical salaries and benefits. Clinical salaries and benefits increased to $13.6 million for the year ended December 31, 2005 compared to $12.0 million for the year ended December 31, 2004, an increase of $1.6 million or 13.3%. This is the result of the addition of additional employees to support the increased number of dentists working in 2005 over 2004 and general wage increases granted during 2005. As a percentage of net revenue, clinical salaries and benefits decreased from 37.2% in 2004 to 37.0% in 2005.

Dental supplies. Dental supplies increased to $2.2 million for the year ended December 31, 2005 compared to $2.0 million for the year ended December 31, 2004, an increase of $228,000 or 11.5%. This increase is attributable to increased production and increased emphasis on specialty dentistry which tends to have higher dental supply costs. Additionally, the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the two de novo offices that were opened during 2005 contributed to the increased dental supply expense. As a percentage of net revenue, dental supplies decreased from 6.2% in 2004 to 6.0% in 2005.

Laboratory fees. Laboratory fees remained constant at $2.4 million for the years ended December 31, 2005 and December 31, 2004. As a percentage of net revenue, laboratory fees decreased from 7.5% in 2004 to 6.7% in 2005.

Occupancy. Occupancy expenses increased to $3.9 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004, an increase of $280,000 or 7.8%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2004 period as well as the addition of two de novo offices during 2005 and two de novo offices during the latter part of 2004. As a percentage of net revenue, occupancy expense decreased to 10.5% in 2005 from 11.1% in 2004.

Advertising and marketing. Advertising and marketing increased to $952,000 for the year ended December 31, 2005 from $678,000 for the year ended December 31, 2004, an increase of $274,000 or 40.4%. This increase is attributable to a new television and print advertising campaign in the Denver, Colorado market, which began in January 2005. As a percentage of net revenue, advertising and marketing increased to 2.6% in 2005 from 2.1% in 2004.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $1.7 million for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004, a decrease of $85,000 or 4.7%. This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, depreciation and amortization decreased to 4.6% in 2005 from 5.6% in 2004.

General and administrative. General and administrative expenses attributable to the Offices increased to $4.2 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004, an increase of $357,000 or 9.3%. This increase was the result of higher costs for recruiting, training, biowaste disposal, bad debt expense, legal fees, and credit card fees. As a percentage of net revenue, Office general and administrative expenses decreased from 11.9% in 2004 to 11.4% in 2005.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $7.8 million for the year ended December 31, 2005 from $5.9 million for the year ended December 31, 2004, an increase of $1.9 million or 31.3%. As a percentage of net revenue, contribution from dental offices increased to 21.2% in 2005 from 18.4% in 2004.

Corporate expenses - general and administrative. Corporate expenses - general and administrative increased to $4.2 million for the year ended December 31, 2005 from $3.1 million for the year ended December 31, 2004, an increase of $1.2 million or 38.7%. This increase was primarily due to a grant of restricted stock issued on July 1, 2005 and the reimbursement of taxes related to the grant which totaled $748,000 in 2005. Other items affecting the increase in corporate expenses - general and administrative include an increase in bonuses of $319,000, an increase in health insurance expenses of $43,000, and an increase in payroll taxes of $45,000 in the year ended December 31, 2005 compared to the year ended December 31, 2004. As a percentage of net revenue, corporate expenses
- general and administrative increased to 11.5% in 2005 compared to 9.5% in 2004, of which 2.0% is attributable to equity compensation expense.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization decreased to $140,000 for the year ended December 31, 2005 from $217,000 for the year ended December 31, 2004, a decrease of $77,000 or 35.7%. This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.4% in 2005 from 0.6% in 2004.

Operating income. As a result of the above, operating income increased to $3.4 million for the year ended December 31, 2005 from $2.6 million for the year ended December 31, 2004, an increase of $748,000 or 28.2%. As a percentage of net revenue, operating income increased to 9.3% in 2005 from 8.3% in 2004.

Interest expense/(income), net. Interest expense, net decreased to ($12,000) for the year ended December 31, 2005 from $59,000 for the year ended December 31, 2004, a decrease of $71,000. This decrease was primarily the result of increased interest income on customer balances and a decrease in interest on seller notes due to lower outstanding balances. As a percentage of net revenue, interest expense, net decreased to 0.0% in 2005 from 0.2% in 2004.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market that resulted in a net loss from discontinued operations of $188,000 for the year ended December 31, 2004. This loss for the year ended December 31, 2004 was comprised of an operating loss of $120,000 and a loss on the disposition of assets of $193,000, partially offset by an income tax benefit of $125,000.

Net income. As a result of the above, the Company reported net income of $2.2 million for the year ended December 31, 2005 compared to net income of $1.4 million for the year ended December 31, 2004, an increase of $785,000 or 56.9%. As a percentage of net revenue, net income increased to 5.9% in 2005 from 4.3% in 2004. Net income for the year ended December 31, 2005 was net of income tax expense of $1.2 million while net income for the year ended December 31, 2004 was net of income tax expense of $898,000.
..

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue. Net revenue increased to $32.2 million for the year ended December 31, 2004 compared to $30.5 million for the year ended December 31, 2003, an increase of $1.6 million or 5.3%. This was attributable to higher Revenue generated in the 53 Offices in existence during both full periods. Higher specialty Revenue during 2004 accounted for approximately $855,000 of the increase.

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

Dental supplies. Dental supplies increased to $2.0 million for the year ended December 31, 2004 compared to $1.8 million for the year ended December 31, 2003, an increase of $220,000 or 12.5%. This increase is attributable to increased production and increased emphasis on specialty dentistry, which tends to have higher dental supply costs. Additionally, the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the seven new dentists who started during 2004 as well as initial inventory purchased for the de novo offices in Phoenix and Denver that were opened during 2004. As a percentage of net revenue, dental supplies increased from 5.8% in 2003 to 6.2% in 2004.

Laboratory fees. Laboratory fees remained constant at $2.4 million for the years ended December 31, 2004 and December 31, 2003. As a percentage of net revenue, laboratory fees decreased from 7.7% in 2003 to 7.5% in 2004.

Occupancy. Occupancy expenses increased to $3.6 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003, an increase of $137,000 or 4.0%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2003 period as well as the addition of two de novo offices during 2004. As a percentage of net revenue, occupancy expense decreased to 11.1% in 2004 from 11.3% in 2003.

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

General and administrative. General and administrative expenses attributable to the Offices increased to $3.8 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003, an increase of $419,000 or 12.3%. This increase was the result of higher costs for recruiting, office supplies, malpractice insurance, bad debt expense, gross receipts taxes, credit card fees and computer maintenance costs. As a percentage of net revenue, Office general and administrative expenses increased to 11.9% in 2004 from 11.2% in 2003.

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

Interest expense, net. Interest expense, net decreased to $59,000 for the year ended December 31, 2004 from $155,000 for the year ended December 31, 2003, a decrease of $96,000 or 61.8%. This decrease was primarily the result of lower average outstanding bank loan debt balances during 2004 and a decrease in interest on seller notes due to lower outstanding balances as a result of the prepayment of principal on some notes during the year. As a percentage of net revenue, interest expense, net decreased to 0.2% in 2004 from 0.5% in 2003.

Discontinued operations. In September 2004, the Company closed an office in the Phoenix market that resulted in a net loss from discontinued operations of $188,000 and $71,000 for the year ended December 31, 2004 and 2003, respectively. This loss for the twelve months ended December 31, 2004 was comprised of an operating loss of $120,000 and a loss on the disposition of assets of $193,000, partially offset by an income tax benefit of $125,000. For the year ended December 31, 2003, the loss attributable to discontinued operations was comprised of an operating loss of $116,000, partially offset by an income tax benefit of $45,000.

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

The Company's earnings before interest, taxes, depreciation, amortization, discontinued operations (before income tax benefit), and amortization of equity compensation ("Adjusted EBITDA") increased to $5.4 million for the year ended December 31, 2005 from $4.7 million for the year ended December 31, 2004. Although Adjusted EBITDA is not a generally accepted accounting principles measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. In addition, because Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA can be made by adding discontinued operations (before income tax benefit), depreciation and amortization expense - Offices, depreciation and amortization expense - corporate, amortization of equity compensation, interest expense/(income), net and income tax expense to net income as in the table below.

                                                                                 Year Ended December 31,
                                                                  -------------------------------------------------------
                                                                       2003                2004               2005
                                                                  ---------------     ---------------    ----------------
RECONCILIATION OF ADJUSTED EBITDA:
           Net income                                                 $1,183,687          $1,379,597          $2,164,303
           Add back:
              Discontinued operations -

                (before income tax expense)                              116,082             312,669                   -
              Depreciation and amortization - Offices                  2,147,635           1,787,892           1,703,330
              Depreciation and amortization - Corporate                  291,975             216,926             139,512

              Amortization of equity compensation                              -                   -             162,060
              Interest expense (income), net                             154,656              59,062             (12,204)
              Income tax expense                                         761,175             898,186           1,244,960
                                                                  ---------------     ---------------    ----------------

ADJUSTED EBITDA                                                       $4,655,210          $4,654,332          $5,401,961
                                                                  ===============     ===============    ================


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

At December 31, 2005, intangible assets on the Company's consolidated balance sheet were $13.0 million, representing 59.2% of the Company's total assets at that date. The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of December 31, 2005, a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

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

Net cash provided by operating activities was $4.2 million, $3.8 million and $4.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. During the year ended December 31, 2005, the Company's cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of approximately $256,000 and a decrease of prepaid assets and other expenses of approximately $195,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of approximately $103,000 and an increase in accounts receivable of $913,000. During the year ended December 31, 2004, the Company's cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of approximately $557,000, offset by an increase is accounts receivable of $739,000 and a decrease in income taxes payable of approximately $271,000. During the year ended December 31, 2003, the Company's cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of approximately $161,000, offset by an increase in accounts receivable of $340,000.

Net cash used in investing activities was $465,000, $1.8 million and $1.9 million for the years ended December 31, 2003, 2004 and 2005 respectively. During the year ended December 31, 2005, the Company invested $1.3 million in the purchase of additional property and equipment and $569,000 in the development of new Offices. During the year ended December 31, 2004, the Company invested $905,000 in the purchase of additional property and equipment and $845,000 in the development of new Offices. During the year ended December 31, 2003, the Company invested $465,000 in the purchase of additional property and equipment.

For the years ended December 31, 2003, 2004 and 2005, net cash used in financing activities was $3.7 million, $2.4 million and $2.3 million, respectively. For the year ended December 31, 2005, net cash used in financing activities was comprised of a $2.0 million increase in borrowings under the Credit Facility, $600,000 of proceeds from the exercise of Common Stock options and $403,000 from the tax benefit of Common Stock options exercised. This was offset by $167,000 for the repayment of long-term debt, $4.3 million for the purchase of Common Stock and $802,000 for the payment of Common Stock dividends. For the year ended December 31, 2004, net cash used in financing activities was comprised of $1.1 million for the pay-down on the Credit Facility, $741,000 for the repayment of long-term debt, $778,000 for the purchase and retirement of Common Stock and $269,000 for the payment of Common Stock dividends. This was partially offset by $235,000 of proceeds from the exercise of Common Stock options and $241,000 from the tax benefit of Common Stock options exercised. For the year ended December 31, 2003, net cash used in financing activities was comprised of $1.8 million for the pay-down on the Credit Facility, $345,000 for the repayment of long-term debt and $3.9 million for the purchase and retirement of Common Stock. This was partially offset by $2.0 million in advances from the line of credit, $224,000 of proceeds from the exercise of Common Stock options and $158,000 from the tax benefit of Common Stock options exercised.

On April 29, 2005, the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At December 31, 2005, the Company had $2.9 million outstanding and $2.1 million available for borrowing under the revolving loan. This consisted of $1.1 million outstanding under the Base Rate Option and $1.8 million borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2005, the Company was in full compliance with all of its covenants under this agreement.

On March 15, 2005, the Company announced an increase in the amount of the quarterly cash dividend from $.038 per share to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend from $.10 per share to $.13 per share.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods. See "Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing" in this report, Item 1A.

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. In January 2005, the Company purchased 40,000 shares through a private transaction that was approved by the Board of Directors. On March 17, 2005, the Board of Directors authorized the Company to increase by $500,000 the amount available to make open market purchases of its Common Stock. In April 2005, the Company purchased 127,364 of Common Stock in a private transaction that was previously approved by the Board of Directors. On September 12, 2005, the Board of Directors authorized the Company to increase by $1.0 million the amount available to make open market purchases of its Common Stock. On November 28, 2005, the Board of Directors authorized the Company to increase by an additional $1.5 million the amount available to make open market purchases of its Common Stock. As of December 31, 2005, approximately $1.2 million of the previously authorized amount was available for open-market purchases.

Material Commitments

At December 31, 2005, the Company's material commitments for capital expenditures totaled approximately $2.1 million, which includes the development of four de novo Offices and the remodel of two existing Offices. The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of December 31, 2005 were approximately $4.2 million and the Company had a working capital deficit on that date of approximately $96,000. During 2005, the Company had capital expenditures of $1.9 million and purchased approximately $4.3 million of Common Stock while increasing total bank debt by $2.0 million.

Contractual Obligations

As of December 31, 2005, the Company had the following known contractual obligations:

                                                                             Payments due by Period
                                                             ---------------------------------------------------------
                                                Total         Less than       1-3 years      3-5 years     More than
                                                                1 year                                      5 years
                                           --------------- --------------- -------------- -------------- ------------
Long-Term Debt Obligations
                                                 3,032,316         145,150      2,887,166              -            -
Operating Lease Obligations
                                                 9,110,086       2,897,559      4,022,024      1,969,563      220,940
Other Long-Term  Liabilities  Reflected on
the Balance Sheet Under GAAP
                                                   215,862          20,139         97,731         95,243        2,749
                                           --------------- --------------- -------------- -------------- ------------
Total
                                                12,358,264       3,062,848      7,006,921      2,064,806      223,689
                                           =============== =============== ============== ============== ============

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning in the first quarter of 2006. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported in "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (2) SIGNIFICANT ACCOUNTING POLICIES, Stock-Based Compensation Plans".

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaced APB 20 and SFAS No. 3. SFAS 154 requires all voluntary changes in accounting principle, including changes in depreciation and amortization, to be reported on a retrospective basis. SFAS No. 154 requires application as of the beginning of the earliest period for which retrospective application is practicable. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. Historically and as of December 31, 2005, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Company's Credit Facility is variable based upon the LIBOR rate and the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2005, $1.1 million was outstanding with an interest rate of 7.25% (Prime) and $1.8 million was outstanding with a an interest rate of 5.83% (LIBOR). The Company may repay the balance in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the interest rate on the Company's Credit Facility would have resulted in additional interest expense of approximately $13,700 for the year ended December 31, 2005.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                 INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries' consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years ended December 31, 2005:

                                                                         Page
                                                                         ----
    Report of Independent Registered Public Accounting Firm               37
    Consolidated Balance Sheets                                           38
    Consolidated Statements of Income                                     39
    Consolidated Statements of Shareholders' Equity                       40
    Consolidated Statements of Cash Flows                                 41
    Notes to Consolidated Financial Statements                            43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Birner Dental Management Services, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.




HEIN & ASSOCIATES LLP



Denver, Colorado,
February 24, 2006

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    ----------------------------------------
                                      ASSETS                                               2004                  2005
                                                                                    -------------------     ----------------

CURRENT ASSETS:
      Cash and cash equivalents                                                               $756,181             $921,742
      Accounts receivable, net of allowance for doubtful
        accounts of $232,543 and $261,031, respectively                                      2,976,186            3,215,369
      Deferred tax asset                                                                       135,826              160,411

      Income tax receivable                                                                     80,318                    -
      Prepaid expenses and other assets                                                        800,671              605,599
                                                                                    -------------------     ----------------
          Total current assets                                                               4,749,182            4,903,121

      PROPERTY AND EQUIPMENT, net                                                            3,164,124            3,939,452

OTHER NONCURRENT ASSETS:
      Intangible assets, net                                                                13,787,093           13,036,652
      Deferred charges and other assets                                                        159,440              154,245
                                                                                    -------------------     ----------------
          Total assets                                                                     $21,859,839          $22,033,470
                                                                                    ===================     ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                      $1,878,690           $2,065,076
      Accrued expenses                                                                       1,424,438            1,110,526
      Accrued payroll and related expenses                                                   1,334,799            1,502,877

      Income taxes payable                                                                           -              175,259
      Current maturities of long-term debt                                                     167,217              145,150
                                                                                    -------------------     ----------------
          Total current liabilities                                                          4,805,144            4,998,888

LONG-TERM LIABILITIES:
      Deferred tax liability, net                                                              670,893              750,346
      Long-term debt, net of current maturities                                              1,078,711            2,887,166
      Other long-term obligations                                                              176,741              195,723
                                                                                    -------------------     ----------------
          Total liabilities                                                                  6,731,489            8,832,123

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
      Preferred Stock, no par value, 10,000,000 shares

        authorized; none outstanding                                                                 -                    -
      Common Stock, no par value, 20,000,000 shares
        authorized; 2,417,020 and  2,343,675 shares issued and
        outstanding, respectively                                                           12,125,811            9,628,457
      Deferred equity compensation                                                                                (648,240)
      Retained earnings                                                                      3,002,539            4,221,130
                                                                                    -------------------     ----------------
      Total shareholders' equity                                                            15,128,350           13,201,347
                                                                                    -------------------     ----------------
      Total liabilities and shareholders' equity                                           $21,859,839          $22,033,470
                                                                                    ===================     ================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                      ------------------------------------------------
                                                                          2003             2004             2005
                                                                      -------------    -------------    --------------
NET REVENUE:                                                           $30,539,417      $32,170,405       $36,716,117

DIRECT EXPENSES:
      Clinical salaries and benefits                                    11,537,539       11,985,523        13,578,650
      Dental supplies                                                    1,767,574        1,987,951         2,215,685
      Laboratory fees                                                    2,366,843        2,398,743         2,446,344
      Occupancy                                                          3,447,471        3,584,515         3,864,640
      Advertising and marketing                                            357,254          678,193           951,916
      Depreciation and amortization                                      2,147,635        1,787,892         1,703,330
      General and administrative                                         3,407,851        3,826,401         4,183,471
                                                                      -------------    -------------    --------------
                                                                        25,032,167       26,249,218        28,944,036

                                                                      -------------    -------------    --------------
      Contribution from dental offices                                   5,507,250        5,921,187         7,772,081

CORPORATE EXPENSES:
      General and administrative (includes $747,904 of equity
        compensation and related taxes in the year
        ended December 31, 2005)                                         2,999,675        3,054,747         4,235,510
      Depreciation and amortization                                        291,975          216,926           139,512
                                                                      -------------    -------------    --------------

      Operating income                                                   2,215,600        2,649,514         3,397,059

      Interest expense/(income), net                                       154,656           59,062          (12,204)
                                                                      -------------    -------------    --------------
      Income from continuing operations
        before income taxes                                              2,060,944        2,590,452         3,409,263
      Income tax expense                                                   806,563        1,023,254         1,244,960
                                                                      -------------    -------------    --------------
      Income from continuing operations                                  1,254,381        1,567,198         2,164,303

DISCONTINUED OPERATIONS (Note 4):

      Operating (loss) attributable to assets disposed of                (116,082)        (120,169)                 -

      (Loss) recognized on dispositions                                          -        (192,500)                 -

      Income tax benefit                                                    45,388          125,068                 -
                                                                      -------------    -------------    --------------
      Loss on discontinued operations                                     (70,694)        (187,601)                 -
                                                                      -------------    -------------    --------------
      Net income                                                        $1,183,687       $1,379,597        $2,164,303
                                                                      =============    =============    ==============
       Net income (loss) per share of Common Stock - Basic:
        Continuing operations                                                $0.48            $0.65             $0.91

        Discontinued operations                                             (0.03)           (0.08)                 -
                                                                      -------------    -------------    --------------
      Net income per share of Common Stock - Basic                           $0.45            $0.57             $0.91
                                                                      =============    =============    ==============

      Net income (loss) per share of Common Stock - Diluted:
        Continuing operations                                                $0.44            $0.60             $0.82

        Discontinued operations                                             (0.02)           (0.07)                 -
                                                                      -------------    -------------    --------------
      Net income per share of Common Stock - Diluted                         $0.42            $0.53             $0.82
                                                                      =============    =============    ==============

      Weighted average number of shares of Common Stock and
       dilutive securities:
          Basic                                                          2,604,226        2,415,844         2,367,923
                                                                      =============    =============    ==============
          Diluted                                                        2,855,872        2,631,054         2,624,286
                                                                      =============    =============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Common Stock                Deferred
                                                   ----------------------------        Equity           Retained      Shareholders'
                                                     Shares          Amount         Compensation        Earnings        Equity
                                                   ------------    ------------    --------------    -------------    -------------

BALANCES, December 31, 2002                          2,869,634     $15,959,829           $     -         $799,197      $16,759,026
     Common Stock options exercised                    129,778         224,215                 -                -          224,215
     Purchase and retirement of Common Stock         (592,390)     (3,923,688)                 -                -      (3,923,688)
     Tax benefit of Common Stock options
       exercised                                             -         158,347                 -                -          158,347
     Other                                                   -           9,660                 -                -            9,660
     Net Income, year-ended December 31, 2003                                                           1,183,687        1,183,687
                                                   ------------    ------------    --------------    -------------    -------------

BALANCES, December 31, 2003                          2,407,022     $12,428,363           $     -       $1,982,884      $14,411,247
     Common Stock options exercised                    117,998         234,749                 -                -          234,749
     Purchase and retirement of Common Stock         (108,000)       (777,962)                 -                -        (777,962)
     Tax benefit of Common Stock options
       exercised                                             -         240,661                 -                -          240,661
     Dividends declared on Common Stock                      -               -                 -        (359,942)        (359,942)
     Net Income, year-ended December 31, 2004                                                           1,379,597        1,379,597
                                                   ------------    ------------    --------------    -------------    -------------

BALANCES, December 31, 2004                          2,417,020     $12,125,811           $     -       $3,002,539      $15,128,350
     Common Stock options exercised                    178,616         600,254                 -                -          600,254
     Purchase and retirement of Common Stock         (311,961)     (4,311,000)                 -                -      (4,311,000)
     Tax benefit of Common Stock options
       exercised                                             -         403,092                 -                -          403,092
     Dividends declared on Common Stock                      -               -                 -        (945,712)        (945,712)

     Equity compensation Grant                          60,000         810,300         (810,300)                -                -
     Amortization of deferred equity compensation            -               -           162,060                -          162,060
     Net Income, year-ended December 31, 2005                                                           2,164,303        2,164,303
                                                   ------------    ------------    --------------    -------------    -------------

BALANCES, December 31, 2005                          2,343,675      $9,628,457        ($648,240)       $4,221,130      $13,201,347
                                                   ============    ============    ==============    =============    =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

      BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES Page 1 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                             ------------------------------------------------
                                                                 2003             2004              2005
                                                             -------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $1,183,687        $1,379,597       $2,164,303
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                          2,464,298         2,016,862        1,842,843
         Loss on disposition of property                           17,897             2,366              815
         Loss recognized on abandonment of dental office                -           192,500                -
         Provision for doubtful accounts                          375,251           435,813          673,613
         Provision for deferred income taxes                      324,690           306,741           54,868
         Amortization of debt issuance costs                       19,776             3,441                -
         Amortization of deferred equity compensation                   -                 -          162,060
     Changes in assets and liabilities net of effects from acquisitions:
         Accounts receivable                                    (340,061)         (738,958)        (912,796)
         Prepaid expenses and other assets                        (5,301)          (64,247)          195,072
         Deferred charges and other assets                              -           (7,420)            5,195
         Accounts payable                                        (43,612)           442,076          186,386
         Accrued expenses                                        (26,870)            28,185        (457,761)
         Accrued payroll and related expenses                      79,702            86,560          168,078
         Income taxes payable                                     160,664         (271,201)          255,577
         Other long-term obligations                                2,249           (3,143)           18,982
                                                             -------------    --------------    -------------
           Net cash provided by operating activities            4,212,370         3,809,172        4,357,235
                                                             -------------    --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (465,460)         (905,356)      (1,299,325)
     Development of new dental centers                                  -         (845,071)        (569,220)
                                                             -------------    --------------    -------------
           Net cash used in investing activities                (465,460)       (1,750,427)      (1,868,545)
                                                             -------------    --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances - line of credit                                 12,825,000        17,325,000       22,022,377
     Repayments - line of credit                             (10,825,000)      (18,425,000)     (20,068,772)
     Repayments - term-loan                                   (1,825,000)                 -                -
     Repayment of long-term debt                                (344,712)         (741,495)        (167,217)
     Payment of debt issuance and financing costs                 (7,703)                 -                -
     Proceeds from exercise of Common Stock options               224,215           234,749          600,254
     Purchase and retirement of Common Stock                  (3,923,688)         (777,962)      (4,311,000)
     Tax benefit of Common Stock options exercised                158,347           240,661          403,092
     Common Stock cash dividends                                        -         (269,303)        (801,863)
     Other                                                          9,660                 -
                                                             -------------    --------------    -------------
           Net cash used in financing activities              (3,708,881)       (2,413,350)      (2,323,129)
                                                             -------------    --------------    -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 38,029         (354,605)          165,561
CASH AND CASH EQUIVALENTS, beginning of year                    1,072,757         1,110,786          756,181
                                                             -------------    --------------    -------------
CASH AND CASH EQUIVALENTS, end of year                         $1,110,786          $756,181         $921,742
                                                             =============    ==============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

      BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES Page 2 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                         -----------------------------------------------
                                                             2003             2004             2005
                                                         -------------    -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
      Cash paid during the year for interest                 $217,239         $123,198         $130,831
                                                         =============    =============    =============
      Cash paid during the year for income taxes             $266,010         $622,701         $576,489
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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the "Company"), was incorporated on May 17, 1995 and manages dental group practices. As of December 31, 2003, 2004 and 2005, the Company managed 54, 55 and 57 dental practices (collectively referred to as the "Offices"), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the "Management Agreements").

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company's growth through December 31, 2005 as follows:

                   Acquisitions          De Novo      Office Consolidations/
                                      Developments           Closings
                 --------------    ---------------    ----------------------
2000 and Prior          42                 18                   (4)
2001                     -                  -                   (2)
2002                     -                  -                    -
2003                     -                  -                    -
2004                     -                  2                   (1)
2005                     -                  2                    -
                 --------------    ---------------    ----------------------

Total*                  42                 22                   (7)
                 ==============    ===============    ======================

     *The Company opened a de novo office in March 2006, which is not included in the table above.

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2005. Such reclassification had no effect on net income.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., "nominee shareholder") or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C. The accompanying statements of income reflect net revenue, which is the amount billed to patients, less dentists' and hygienists' compensation. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company. Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of hygiene services) including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice. The accompanying consolidated financial statements are presented without regard to where the costs are incurred since under the management and other agreements the Company believes it has long-term and unilateral control over the assets and operations of substantially all of the Offices.

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

Net Revenue

"Net revenue from consolidated dental offices" represents the "Total dental group practice revenue" less amounts retained by the Offices for compensation paid by the professional corporations to dentists and hygienists. Dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office.

A summary of the components of net revenue for the years ended December 31, 2003, 2004, and 2005 follows:

                                                                      Years Ended December 31,
                                                       --------------------------------------------------------
                                                            2003                2004                2005
                                                       ----------------    ----------------    ----------------

         Total dental group practice revenue               $43,273,221         $46,460,595         $52,526,276
         Less - amounts retained by Offices                 12,733,804          14,290,190          15,810,159
                                                       ----------------    ----------------    ----------------

         Net revenue                                       $30,539,417         $32,170,405         $36,716,117
                                                       ================    ================    ================


"Total dental group practice revenue" represents the revenue of the consolidated and managed Offices reported at the estimated realizable amounts from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments, as defined in this report as Revenue. Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To management's knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements.

During 2003, 2004 and 2005, 13.4%, 11.1% and 11.6% respectively, of the
Company's Revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided. Revenue from the Company's capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 2003, 2004 and 2005, the following companies were responsible for the corresponding percentages of the Company's total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 6.9%, 8.0% and 7.8% respectively, CIGNA Dental Health was responsible for 6.7%, 6.9% and 7.2% respectively, and Fortis Benefits Insurance Company was responsible for 4.5%, 4.6% and 4.1% respectively.

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

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,700,376, $1,259,837 and $1,092,401 for the years ended December 31, 2003, 2004 and 2005, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $763,922, $757,025 and $750,441 for the years ended December 31, 2003, 2004 and 2005, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or undiscounted cash flow value would be required.

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

                                           Years Ended December 31,
                   ----------------------------------------------------------------------------------------------
                                  2003                            2004                            2005
                   -------------------------------  ------------------------------  -----------------------------
                                Weighted     Per                Weighted     Per                 Weighted    Per
                                Average     Share                Average    Share                Average    Share
                     Income      Shares     Amount    Income     Shares     Amount     Income     Shares   Amount
                   -----------  ---------   ------  ----------  ---------   ------  ----------  ---------  ------
Basic EPS:

Net income         $ 1,183,687  2,604,226    $ .45  $1,379,597  2,415,844    $ .57  $2,164,303  2,367,923     $.91
                   ===========  =========    =====  ==========  =========    =====  ==========  =========     ====


Diluted EPS:

   Net income      $ 1,183,687  2,855,872    $ .42  $1,379,597  2,631,054    $ .53  $2,164,303  2,624,286     $.82
                   ===========  =========    =====  ==========  =========    =====  ==========  =========     ====

The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005 relates to the effect of 251,646, 215,210 and 256,363, respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation. Basic and diluted EPS amounts have been adjusted to reflect the 2-for-1 stock split, effective August 1, 2005.

Comprehensive Income

The FASB issued SFAS 130 "Reporting Comprehensive Income" in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For 2003, 2004 and 2005, net income and comprehensive income were the same.

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

For the periods indicated, the fair value of the Company's outstanding options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2003              2004              2005
                              -------------     --------------    --------------

Risk-free interest rate              3.12%              3.30%             3.95%
Expected dividend yield                 0%              1.58%             2.49%
Expected lives                   5.0 years          3.4 years         3.9 years
Expected volatility                    49%                38%               45%



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

The total fair value of options and warrants granted was computed to be approximately $712,000, $176,000 and $1.784 million for the years ended December 31, 2003, 2004 and 2005, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures prior to income tax benefit, was $410,303, $(494) and $360,358 for the years ended December 31, 2003, 2004 and 2005, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                               2003             2004             2005
                                                            ------------    -------------    -------------
Net income:
      As reported                                            $1,183,687       $1,379,597       $2,164,303
      Stock based compensation included in net income                 -                -                -
      Fair value of stock based compensation,
         net of income taxes                                  (249,710)              299        (222,701)
                                                            ------------    -------------    -------------
      Pro forma                                                $933,977       $1,379,896       $1,941,602
                                                            ============    =============    =============
Net income per share, basic:

      As reported                                                 $0.45            $0.57            $0.91
      Stock based compensation included in net income                 -                -                -
      Fair value of stock based compensation,
         net of income taxes                                     (0.10)             0.00           (0.09)
                                                            ------------    -------------    -------------

      Pro forma                                                   $0.35            $0.57            $0.82
                                                            ============    =============    =============

Net income per share, diluted:

      As reported                                                 $0.42            $0.53            $0.82
      Stock based compensation included in net income                 -                -                -
      Fair value of stock based compensation,
         net of income taxes                                     (0.09)             0.00           (0.08)
                                                            ------------    -------------    -------------

      Pro forma                                                   $0.33            $0.53            $0.74
                                                            ============    =============    =============

Weighted average shares used to calculate pro forma net income per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning in the first quarter of 2006. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported in "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (2) SIGNIFICANT ACCOUNTING POLICIES, Stock-Based Compensation Plans".

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaced APB 20 and SFAS No. 3. SFAS 154 requires all voluntary changes in accounting principles, including changes in depreciation and amortization, to be reported on a retrospective basis. SFAS No. 154 requires application as of the beginning of the earliest period for which retrospective application is practicable. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 financial statement presentation to conform to the 2005 presentation. These reclassifications had no effect on net income as previously stated.

 (3)   ACQUISITIONS

With each Office acquisition, the Company enters into a contractual arrangement, including a Management Agreement, which has a term of 40 years. Pursuant to these contractual arrangements the Company manages all aspects of the Offices, other than the provision of dental services, and believes it has long-term and unilateral control over the assets and business operations of each Office. Accordingly, acquisitions are considered business combinations and treated under the purchase method of accounting. The Company has pursued no further acquisitions since October 1, 2002, and has no immediate plans for future acquisitions.


(4)    DISCONTINUED OPERATIONS

During the third quarter of 2004, the Company closed an office in the Phoenix, Arizona market. Discontinued operations are defined in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as a component of the Company that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component, if any, that has been classified as discontinued operations be presented separately in the Company's balance sheet. The results of operations of the component of the Company that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. The loss recognized on dispositions is primarily the result of the write-off of intangible assets, net of accumulated amortization.

(5)    PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                             December 31,
                                                                ----------------------------------------
                                                                      2004                  2005
                                                                -----------------    -------------------

       Dental equipment                                               $5,023,918             $5,463,370
       Furniture and fixtures                                          1,083,132              1,129,628
       Leasehold improvements                                          4,957,663              5,834,408
       Computer equipment, software and related items                  2,466,452              2,134,495
       Instruments                                                       950,111              1,029,376
                                                                -----------------    -------------------
                                                                      14,481,276             15,591,277

       Less - accumulated depreciation                              (11,317,152)           (11,651,825)
                                                                -----------------    -------------------
       Property and equipment, net                                    $3,164,124             $3,939,452
                                                                =================    ===================

(6)      DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

                                                                             December 31,
                                                                ----------------------------------------
                                                                      2004                  2005
                                                                -----------------    -------------------

       Deferred financing costs, net                                      $1,476          $           -
       Deposits                                                          157,964                154,245
                                                                -----------------    -------------------

                                                                        $159,440               $154,245
                                                                =================    ===================

(7)  INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

                                                                            December 31,
                                             Amortization       ----------------------------------------
                                                Period                2004                  2005
                                            ----------------    -----------------    -------------------

       Management agreements                   25 years              $18,739,523            $18,708,623
       Less - accumulated amortization                               (4,952,430)            (5,671,971)
                                                                -----------------    -------------------
       Intangible assets, net                                        $13,787,093            $13,036,652
                                                                =================    ===================


The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

                            2006          $    750,441
                            2007               750,441
                            2008               750,441
                            2009               750,441
                            2010               750,441
                                           -----------
                                           $ 3,752,205
                                           ===========

(8)      DEBT

Debt consists of the following:

                                                                                           December 31,
                                                                                  -------------------------------
                                                                                     2004             2005
                                                                                  -------------    --------------

Revolving credit agreement with a bank not to exceed $4.0 million, at either, or a combination of, lender's Base Rate (5.25% at December 31, 2004) or a LIBOR rate Plus 1.75% (4.16% at December 31, 2004), collateralized by the Company's accounts receivable and Management Agreements, due in
   May 2006.                                                                          $900,000             $   -

Revolving credit agreement with a bank not to exceed $5.0 million, at either, or a combination of, lender's Base Rate (7.25% at December 31, 2005) or a LIBOR rate Plus 1.50% (5.83% at December 31, 2005), collateralized by the Company's accounts receivable and Management Agreements, due in
   May 2007.                                                                                 -         2,853,605

Acquisition notes payable:
   Due in April 2006; interest at 8%; no collateral; monthly principal and
     interest payments of $4,400.                                                       66,656            17,400
   Due in March 2007, interest at 8%, no collateral, monthly principal and
     interest payments of $11,335.                                                     279,272           161,311

                                                                                  -------------    --------------
                                                                                    $1,245,928        $3,032,316
Less - current maturities                                                            (167,217)         (145,150)
                                                                                  -------------    --------------
Long-term debt, net of current maturities                                           $1,078,711        $2,887,166
                                                                                  =============    ==============

Credit Facility

On April 29, 2005, the Company amended its bank line of credit ("Credit Facility"). The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $5.0 million at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2007. At December 31, 2005, the Company had $2.9 million outstanding and $2.1 million available for borrowing under the Credit Facility. This consisted of $1.1 million outstanding under the Base Rate option and $1.8 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2005, the Company was in full compliance with all of its covenants under the Credit Facility.

The scheduled maturities of debt are as follows:

                           Year                   Amount
                           ----                 ---------
                           2006                  $145,150
                           2007                 2,887,166
                           2008                         -
                           2009                         -
                        Thereafter                      -
                                               ----------
                                               $3,032,316
                                               ==========

 (9)     SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. In January 2005, the Company purchased 40,000 shares through a private transaction that was approved by the Board of Directors. On March 17, 2005, the Board of Directors authorized the Company to increase by $500,000 the amount available to make open market purchases of its Common Stock. In April 2005, the Company purchased 127,364 of Common Stock in a private transaction that was previously approved by the Board of Directors. On September 12, 2005, the Board of Directors authorized the Company to increase by $1.0 million the amount available to make open market purchases of its Common Stock. On November 28, 2005, the Board of Directors authorized the Company to increase by an additional $1.5 million the amount available to make open market purchases of its Common Stock. As of December 31, 2005, approximately $1.2 million of the previously authorized amount was available for open-market purchases.

Stock Option Plans

The Employee Stock Option Plan (the "Employee Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005.

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to P.C.s that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Employee Plan and Dental Center Plan are administered by a committee ("the Committee") appointed by the Board of Directors, which determines recipients and types of options to be granted, including the exercise price, the number of shares, the grant dates, and the exercisability thereof. The term of any stock option granted may not exceed ten years. The exercise price of options granted under the Employee Plan and the Dental Center Plan is determined by the Committee, provided that the exercise price of a stock option cannot be less than 100% of the fair market value of the shares subject to the option on the date of grant, or 110% of the fair market value for awards to shareholders who own more than 10% of the outstanding common stock. Options granted under the plans vest at the rate specified in the option agreements, which generally provide that options vest in three equal annual installments. The Dental Center Plan expired by its terms on October 30, 2005.

The 2005 Equity Incentive Plan ("2005 Plan"), which was approved by the shareholders of the Company at its annual meeting in June 2005, reserved 300,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

A summary of stock option activity under the Employee Plan, the Dental Center Plan, and the 2005 Plan as of December 31, 2003, 2004 and 2005 and changes during the years then ended are presented below:

                                             2003                        2004                         2005
                                   -------------------------    ------------------------    -------------------------
                                    Shares       Weighted        Shares       Weighted        Shares       Weighted
                                                 Average                      Average                      Average
                                                 Exercise                     Exercise                     Exercise
                                                   Price                        Price                        Price
                                   ----------    -----------    ----------    ----------    -----------    ----------
Outstanding at beginning of year     442,176          $3.82       543,996         $4.50        467,414         $5.45
Granted                              316,000          $5.68        80,000         $7.83        382,000        $14.30

Canceled                            (84,402)          $9.61      (38,584)         $7.61       (75,416)         $9.69
Exercised                          (129,778)          $1.73     (117,998)         $1.99      (118,616)         $3.78
                                   ----------    -----------    ----------    ----------    -----------    ----------

Outstanding at end of year           543,996          $4.50       467,414         $5.45        655,382        $10.42
                                   ==========    ===========    ==========    ==========    ===========    ==========
Exercisable at end of year           342,166          $5.25       362,414         $5.06        357,382         $6.29
                                   ==========    ===========    ==========    ==========    ===========    ==========

Weighted average remaining
contractual life at end of year                         3.4                         3.1                          4.2
                                                 -----------                  ----------                   ----------

The following table summarizes information about the options outstanding at December 31, 2005:

                                            Options Outstanding                          Options Exercisable
                             --------------------------------------------------    -------------------------------
  Range of Exercise            Number of         Weighted          Weighted         Number of
                                Options           Average                            Options            Weighted
                              Outstanding        Remaining         Average         Exercisable           Average
                              at December       Contractual        Exercise        at December          Exercise
        Prices                  31, 2005           Life             Price            31, 2005             Price
-----------------------      ---------------  --------------    -------------    ---------------      ------------
  $ 0.00 --   3.90               32,066            0.7               $1.41             32,066             $1.41
    3.91 --   7.92              271,316            2.5                6.14            265,316              6.10
     7.93 -- 11.88               94,000            4.8                9.72             60,000              9.75
    11.89 -- 15.84               88,000            6.3               12.53                  -                 -
    15.85 -- 19.80              170,000            6.3               18.23                  -                 -
                           ---------------    --------------    -------------    ---------------      ------------

   $ 0.00 -- 19.80              655,382            4.2              $10.42            357,382             $6.29
                           ===============    ==============    =============    ===============      ============


Warrants

At each of December 31, 2003 and 2004, there were outstanding warrants or contractual obligations to issue warrants to purchase approximately 60,000 shares of Common Stock. As of December 31, 2005, all outstanding warrants had been exercised.

A summary of warrants as of December 31, 2003, 2004 and 2005, and changes during the years then ended is presented below:

                                            2003                        2004                        2005
                                   ------------------------    ------------------------    ------------------------
                                    Shares       Weighted       Shares       Weighted       Shares       Weighted
                                                 Average                     Average                     Average
                                                 Exercise                    Exercise                    Exercise
                                                   Price                       Price                       Price
                                   ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at beginning of year      60,000         $2.53        60,000         $2.53        60,000         $2.53
Granted                                    -             -             -             -             -
Exercised                                  -             -             -             -        60,000         $2.53
                                   ----------                  ----------                  ----------
Outstanding at end of year            60,000         $2.53        60,000         $2.53             -             -
                                   ==========    ==========    ==========    ==========    ==========    ==========

Exercisable at end of year            20,001         $2.53        40,002         $2.53             -             -
                                   ==========    ==========    ==========    ==========    ==========    ==========

Weighted average remaining
   contractual life at end of
year                                                   3.1                         2.1                           -
                                                 ----------                  ----------                  ----------

Restricted Stock

On July 1, 2005 the Company granted 60,000 shares of restricted stock to the Company's Chairman and Chief Executive Officer (the "Employee"). In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter 2005. As a result of the award of shares, the Company also recognized approximately $81,000 of equity compensation expense during each of the third and fourth quarters of 2005 and expects to recognize approximately $81,000 of equity compensation expense, before taxes, in each subsequent quarter through the quarter ending December 31, 2007.

(10)   COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,702,512, $2,828,775 and $2,993,959 or the years ended December 31, 2003, 2004, and 2005, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:


Years ending, December 31,
     2006                            $2,897,559
     2007                             2,256,622
     2008                             1,765,402
     2009                             1,244,370
     2010                               725,193
     Thereafter                         220,941

                                     -----------
                                     $9,110,087
                                     ===========

Certain of the Company's office space leases are structured to include scheduled and specified rent increases over the lease term. From time to time the Company receives incentives from the landlord including tenant improvement discounts and periods of free rent. The Company has recognized the effects of these rent escalations, tenant improvement discounts and periods of free rent on a straight-line basis over the lease terms.

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

Income tax expense (benefit) for the years ended December 31, consists of the following:

                                                              2003               2004                2005
                                                         ---------------     --------------     ---------------
       Current:
          Federal                                              $406,557           $515,142          $1,069,508
          State                                                  82,925             76,303             120,604
                                                         ---------------     --------------     ---------------
                                                                489,482            591,445           1,190,112
                                                         ---------------     --------------     ---------------
       Deferred:
          Federal                                               293,567            260,518              52,095
          State                                                (21,874)             46,223               2,753
                                                         ---------------     --------------     ---------------
                                                                271,693            306,741              54,848
                                                         ---------------     --------------     ---------------

       Total income tax expense                                $761,175           $898,186          $1,244,960
                                                         ===============     ==============     ===============

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

                                                              2003                2004               2005
                                                         ---------------     ---------------     --------------
       Statutory federal income tax
          expense                                                 34.0%               34.0%              34.0%
       State income tax expense                                     4.2                 4.8                3.0
       Effect of permanent differences -
          travel and entertainment expenses                         1.5                   -                0.5
       Other                                                      (0.6)                 0.6              (1.0)
                                                         ---------------     ---------------     --------------
                                                                  39.1%               39.4%              36.5%
                                                         ===============     ===============     ==============

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

                                                                 December 31,
                                                     --------------------------------------
                                                          2004                  2005
                                                     ----------------     -----------------
Deferred tax assets current:
   Accruals not currently deductible                         $46,995               $60,697
   Allowance for doubtful accounts                            88,831                99,714
                                                     ----------------     -----------------
                                                             135,826               160,411
Deferred tax assets long-term:
   Depreciation for tax under books                          628,455               584,358
                                                     ----------------     -----------------
                                                             628,455               584,358
Deferred tax liabilities long-term:
   Intangible asset amortization for tax
     over books                                          (1,299,348)           (1,334,704)
                                                     ----------------     -----------------
                                                         (1,299,348)           (1,334,704)
                                                     ----------------     -----------------
Net deferred tax asset (liability)                        ($535,067)            ($589,935)
                                                     ================     =================

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

 In 2003, 2004 and 2005, the tax benefits associated with the exercise of non-qualified options reduced taxes payable by approximately $158,000, $241,000 and $403,000, respectively, and increased equity by the same amount.

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

(12)   BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan. Eligible employees may make voluntary contributions to the plan. Effective November 1, 2005, the Company announced that it would start matching 20% of the first 6% of each employee's contribution and for the year ended December 31, 2005, the Company contributed $9,938 towards the plan. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. The plan was established effective April 1, 1997. For the years ended December 31, 2004 and 2005, the Company did not make any contributions to the plan.

Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(13)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2004 and 2005.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 The following summarizes certain quarterly results of operations: A 2-for-1 split of the Company's common stock became effective as of August 1, 2005. All earnings per share in the following table have been restated to reflect the stock split.

                                                                                          Net Income
                                                  Contribution                           Per Share of
                                                   From Dental                            Common Stock
                               Net Revenue           Offices             Net Income         - Diluted
                           ----------------    ----------------    -----------------    ---------------
2003 quarter ended:
31-Mar-03                       $7,810,222          $1,398,221             $276,697              $0.09
30-Jun-03                        7,960,715           1,438,038              308,517               0.11
30-Sep-03                        7,585,360           1,371,975              298,435               0.11
31-Dec-03                        7,183,120           1,299,016              300,038               0.11
                           ----------------    ----------------    -----------------    ---------------
                               $30,539,417          $5,507,250           $1,183,687              $0.42
                           ================    ================    =================    ===============

2004 quarter ended:
31-Mar-04                       $8,210,196          $1,661,010             $429,016              $0.17
30-Jun-04                        8,177,042           1,559,563              424,209               0.16
30-Sep-04                        8,015,735           1,332,448              180,485               0.07
31-Dec-04                        7,767,432           1,368,166              345,887               0.13
                           ----------------    ----------------    -----------------    ---------------
                               $32,170,405          $5,921,187           $1,379,597              $0.53
                           ================    ================    =================    ===============

2005 quarter ended:
31-Mar-05                       $9,367,731          $2,095,604             $699,643              $0.26
30-Jun-05                        9,393,284           1,974,485              633,268               0.24
30-Sep-05                        9,264,449           2,115,191              414,390               0.16
31-Dec-05                        8,690,653           1,586,801              417,005               0.16
                           ----------------    ----------------    -----------------    ---------------
                               $36,716,117          $7,772,081           $2,164,306              $0.82
                           ================    ================    =================    ===============

(15) SUBSEQUENT EVENTS

On January 13, 2006, the Company announced the increase in the amount of the quarterly cash dividend from $.10 per share to $.13 per share.

On March 6, 2006, the Company opened a de novo office in the Phoenix, Arizona market area.

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

Changes in internal controls.

There were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company's annual meeting of shareholders to be held on or about June 1, 2006 and is hereby incorporated by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

             Report of Independent Registered Public Accounting Firm

             Consolidated Balance Sheets -
                      December 31, 2004 and 2005

             Consolidated Statements of Income -
                      Years ended December 31, 2003, 2004 and 2005

             Consolidated Statements of Shareholders' Equity - Years ended
                      December 31, 2003, 2004 and 2005

             Consolidated Statements of Cash Flows - Years ended December
                      31, 2003, 2004 and 2005

             Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

             Report of Independent Registered Public Accounting Firm on Schedule

             II - Valuation and Qualifying Accounts -
                      Three Years Ended December 31, 2005

Because the Company is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

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


                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
                             a Colorado corporation



/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 29, 2006
-------------------------------------     Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)


/s/ Dennis N. Genty                       Chief Financial Officer, Secretary and                         March 29, 2006
-------------------------------------     Treasurer (Principal Financial and Accounting
Dennis N. Genty                           Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Frederic W.J. Birner                  Chairman of the Board, Chief Executive                         March 29, 2006
-------------------------------------     Officer and Director (Principal Executive
Frederic W.J. Birner                      Officer)


/s/ Mark A. Birner                        President and Director                                         March 29, 2006
-------------------------------------
Mark A. Birner, D.D.S.


/s/ Brooks G. O'Neil                      Director                                                       March 29, 2006
-------------------------------------
Brooks G. O'Neil


/s/ Paul E. Valuck                        Director                                                       March 29, 2006
-------------------------------------
Paul E. Valuck D.D.S.


/s/ Thomas D. Wolf                        Director                                                       March 29, 2006
-------------------------------------
Thomas D. Wolf

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2003, 2004 and 2005 included in this Form 10-K and have issued our report thereon dated February 24, 2006. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This
Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2003, 2004 and 2005 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Hein & Associates LLP

Denver, Colorado,
February 24, 2006.

            Birner Dental Management Services, Inc. and Subsidiaries
                          Financial Statement Schedule
                     II - Valuation and Qualifying Accounts
                         Allowance for Doubtful Accounts

                        Balance at         Charged to          Charged to
                       beginning of         costs and        other accounts                            Balance at
   Description            period            expenses                *              Deductions**      end of period
------------------    ----------------   ----------------    ----------------    ----------------    ---------------

      2005                   $232,543           $673,613              $    -            $645,125           $261,031
      2004                   $215,838           $435,813              $    -            $419,108           $232,543
      2003                   $212,803           $375,251              $    -            $372,216           $215,838



* Allowance recorded, as the result of accounts receivable acquired. **Charges to the account are for the purpose for which the reserves were created.

                                Index of Exhibits

 Exhibit
  Number                      Description of Document
--------                      -----------------------
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

 10.40 Second Amendment to Amended and Restated Credit Agreement dated September 9, 2002 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.40 of the Company's Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 8, 2002.
 10.41 Fourth Amendment to Amended and Restated Credit Agreement dated April 24, 2003 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.41 of the Company's Form 10-Q for the quarterly period ended March 31, 2003 filed with the Securities and Exchange Commission on May 8, 2003.
 10.42 Birner Dental Management Services, Inc. Code of Ethics, incorporated herein by reference to Exhibit 10.42 of Form 10-K
          (SEC File No. 23367), as filed with Securities and Exchange Commission on March 30, 2004.
 10.43 Second Amended and Restated Credit Agreement dated August 7, 2003 between Registrant and Key Bank of Colorado, incorporated herein as
          Exhibit 10.41 of the Company's Form 10-K for the annual period ended December 31, 2003.
 10.44 Second Amendment to Second Amended and Restated Credit Agreement dated April 29, 2005 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.43.
 10.45 Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 19, 2005.
 23*      Hein & Associates LLP consent dated March 28, 2005.
 31.1* & Certification of 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *
32.1* Certification of 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*  Filed with this Form 10-K.