Form 10-Q
period 2006-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2006-05-15
CIK 948072

22

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON , D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2006
                                                     --------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from                          to

                         Commission file number 0-23367
                                                -------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


                          COLORADO          84-1307044
                                       (IRS Employer
          (State or other jurisdiction of incorporation or organization)
          --------------------------------------------------------------
                               Identification No.)
                               -------------------


                       3801 EAST FLORIDA AVENUE, SUITE 508
                           DENVER, COLORADO     80210
             (Address of principal executive offices)     (Zip Code)
             ----------------------------------------     ----------

                                 (303) 691-0680
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

                                       N/A
    (Former name, former address and former fiscal year, if changed since last
    --------------------------------------------------------------------------
                                     report)
                                     -------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X  No
     -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large  accelerated  filer     Accelerated filer      Non-accelerated filer     X
                                                                               -

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No     X
            -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class          Shares Outstanding as of May 10, 2006
               Common Stock, without par value          2,328,681*
               -------------------------------          ----------

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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART  I  -  FINANCIAL  INFORMATION
----------------------------------


Item 1.   Financial Statements                                                    Page
                                                                                  ----

     Unaudited Condensed Consolidated Balance Sheets as of December 31, 2005
     and March 31, 2006                                                             3

     Unaudited Condensed Consolidated Statements of Income for the Three
     Months Ended March 31, 2005 and 2006                                           4

     Unaudited Condensed Consolidated Statements of Shareholders' Equity as of
     March 31, 2006                                                                 5

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2005 and 2006                                     6

     Unaudited Notes to Condensed Consolidated Financial Statements                 8

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                              13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk             20

Item 4.     Controls and Procedures                                                20


PART  II  -  OTHER  INFORMATION
-------------------------------


Item 1.     Legal Proceedings                                                      21

Item 1A.     Risk Factors                                                          21

Item 2.     Changes in Securities and Use of Proceeds                              21

Item 5.     Other Information                                                      21

Item 6.     Exhibits                                                               22

Signatures                                                                         23

                                     ------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,   March 31,
                     ASSETS                                                                       2005          2006
                                                                                              ------------- ------------
                                                                                                   **        (Unaudited)



CURRENT ASSETS:
 Cash and cash equivalents                                                                    $   921,742   $   820,311
 Accounts receivable, net of allowance for doubtful
   accounts of $261,031 and $251,423, respectively                                              3,215,369     3,685,600
 Deferred tax asset                                                                               160,411       189,413
 Prepaid expenses and other assets                                                                605,599       701,926
                                                                                              -----------   -----------
   Total current assets                                                                         4,903,121     5,397,250

PROPERTY AND EQUIPMENT, net                                                                     3,939,452     4,802,901

OTHER NONCURRENT ASSETS:
 Intangible assets, net                                                                        13,036,652    12,856,904
 Deferred charges and other assets                                                                154,245       181,810
                                                                                              -----------   -----------
 Total assets                                                                                 $22,033,470   $23,238,865
                                                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                             $ 2,065,076   $ 1,886,552
 Accrued expenses                                                                             $ 1,110,526   $ 1,299,938
 Accrued payroll and related expenses                                                         $ 1,502,877   $ 2,447,105
 Income taxes payable                                                                             175,259       448,056
 Current maturities of long-term debt                                                             145,150       134,745
                                                                                              -----------   -----------
   Total current liabilities                                                                    4,998,888     6,216,396

LONG-TERM LIABILITIES:
 Deferred tax liability, net                                                                      750,346       779,445
 Long-term debt, net of current maturities                                                      2,887,166     2,200,000
 Other long-term obligations                                                                      195,723       195,527
                                                                                              -----------   -----------
   Total liabilities                                                                            8,832,123     9,391,368

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
 Preferred Stock, no par value, 10,000,000 shares
   authorized; none outstanding                                                                         -             -
 Common Stock, no par value, 20,000,000 shares
   authorized; 2,343,675 and  2,380,261 shares issued and
   outstanding, respectively                                                                    9,628,457     9,800,416
 Deferred equity compensation                                                                    (648,240)     (567,210)
 Retained earnings                                                                              4,221,130     4,614,291
                                                                                              -----------   -----------
   Total shareholders' equity                                                                  13,201,347    13,847,497
                                                                                              -----------   -----------
   Total liabilities and shareholders' equity                                                 $22,033,470   $23,238,865
                                                                                              ===========   ===========
**  Derived from the Company's audited consolidated balance sheet at December 31, 2005.
The accompanying notes are an integral part of these condensed consolidated balance sheets.


            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2005          2006
                                                          ----          ----



NET REVENUE:                                           $9,367,731   $10,140,029

DIRECT EXPENSES:
 Clinical salaries and benefits                         3,486,150     3,688,987
 Dental supplies                                          533,338       575,637
 Laboratory fees                                          628,496       641,896
 Occupancy                                                960,216     1,056,733
 Advertising and marketing                                259,442       208,954
 Depreciation and amortization                            424,372       479,775
 General and administrative                               980,113     1,190,869
                                                        7,272,127     7,842,851
                                                       ----------   -----------

 Contribution from dental offices                       2,095,604     2,297,178
                                                       ----------   -----------

CORPORATE EXPENSES:
 General and administrative
   (includes $81,030 of deferred equity
   compensation expense and $87,745
   related to stock-based
   compensation expense in the three
   months ended March 31, 2006)                           900,488     1,081,063
 Depreciation and amortization                             36,674        34,196
                                                       ----------   -----------
 Operating income                                       1,158,442     1,181,919

 Interest expense (income), net                            (7,632)       39,620
                                                       ----------   -----------
 Income before income taxes                             1,166,074     1,142,299
 Income tax expense                                       466,431       439,974
                                                       ----------   -----------
   Net income                                          $  699,643   $   702,325
                                                       ==========   ===========
 Net income per share of Common Stock - Basic          $     0.29   $      0.30
                                                       ==========   ===========
 Net income per share of Common Stock - Diluted        $     0.26   $      0.27
                                                       ==========   ===========
 Cash dividends per share of Common Stock              $     0.10   $      0.13
                                                       ==========   ===========
 Weighted average number of shares of
 Common Stock and dilutive securities:
 Basic                                                  2,380,196     2,372,506
                                                       ==========   ===========
 Diluted                                                2,621,046     2,584,713
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



                  BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF
                                    SHAREHOLDERS' EQUITY
                                        (UNAUDITED)

                                  Common Stock        Deferred
                             ----------------------    Equity      Retained   Shareholders'
                               Shares       Amount  Compensation   Earnings       Equity
                             ---------   ---------- ------------  ----------   -----------
BALANCES, December 31, 2005  2,343,675   $9,628,457   ($648,240)  $4,221,130   $13,201,347
Common Stock options
 exercised                      37,733       87,411           -            -        87,411

Purchase and retirement
 of Common Stock                (1,147)     (20,278)          -            -       (20,278)

Tax benefit of Common Stock
 options exercised                   -       17,081           -            -        17,081

Dividends declared on
 Common Stock                        -            -           -     (309,164)     (309,164)

Stock-based compensation
 expense                             -       87,745           -            -        87,745

Amortization of deferred
  equity compensation                -            -      81,030            -        81,030

Net income                          -            -           -       702,325       702,325
                             ---------   ----------   ----------  ----------   -----------
BALANCES, March 31, 2006     2,380,261   $9,800,416   ($567,210)  $4,614,291   $13,847,497
                             =========   ==========   ==========  ==========   ===========















The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                     Page 1 of 2
                                                                     ===========
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                         2005          2006
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   699,643   $   702,325
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         461,046       513,971
   Stock compensation expense                                  -        87,745
   Loss on disposition of property                           424             -

   Provision for doubtful accounts                        96,791       224,667
   Provision for deferred income taxes                         -            97
   Amortization of debt issuance costs                       882             -
   Amortization of deferred equity compensation                -        81,030
 Changes in assets and liabilities net of effects
 from acquisitions:
   Accounts receivable                                  (819,624)     (694,898)
   Prepaid expenses and other assets                      92,574       (96,327)
   Deferred charges and other assets                           -       (27,565)
   Accounts payable                                      321,105      (178,524)
   Accrued expenses                                     (381,926)      115,372
   Accrued payroll and related expenses                  611,878       944,228
   Income taxes payable                                  466,431       272,797
   Other long-term obligations                              (640)         (196)
                                                     ------------  ------------
   Net cash provided by operating activities           1,548,584     1,944,722
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (158,748)     (682,917)
 Development of new dental centers                       (60,060)     (514,755)
                                                     ------------  ------------
   Net cash used in investing activities                (218,808)   (1,197,672)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances - line of credit                             4,350,000     4,023,409
 Repayments - line of credit                          (4,675,000)   (4,677,014)
 Repayment of long-term debt                             (40,646)      (43,966)
 Proceeds from exercise of Common Stock options          100,271        87,411
 Purchase and retirement of Common Stock                (669,010)      (20,278)
 Tax benefit of Common Stock options exercised                 -        17,081
 Common Stock cash dividends                             (90,638)     (235,124)
                                                     ------------  ------------
   Net cash used in financing activities              (1,025,023)     (848,481)
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         304,753      (101,431)
CASH AND CASH EQUIVALENTS, beginning of period           756,181       921,742
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $ 1,060,934   $   820,311
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


                                                                     Page 2 of 2
            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                         2005          2006
                                                         ----          ----
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

 Cash paid during the year for interest                 $25,677      $77,139
 Cash paid during the year for income taxes             $     -      $     -
                                                        =======      =======

















    The accompanying notes are an integral part of these condensed consolidated financial statements.

      BIRNER  DENTAL  MANAGEMENT  SERVICES,  INC.  AND  SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

(1)     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

On July 13, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a dividend, was distributed on August 8, 2005 to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding on August 8, 2005 from 1,210,295 to 2,420,590. All shares and earnings per share calculations for all periods in this document have been restated to reflect the effect of the stock split.

(2)          SIGNIFICANT ACCOUNTING POLICIES
             -------------------------------

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $194,749 and $187,610 for the three months ended March 31, 2006 and 2005, respectively.

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

Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments." This standard revises SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company's statement of income for the three months ended March 31, 2006 was approximately $88,000 and was recorded as a component of corporate general and administrative expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.
 The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term. The expected option term was calculated using the "simplified" method permitted by SAB 107.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of the Company's Common Stock over the option exercise price on the date of grant. All options of the Company are granted at amounts equal to or higher than the fair value of the Common Stock, so no compensation expense is recorded.


If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share of Common Stock for the three months ended March 31, 2005 would have been reported as follows:

                                                               Three Months Ended
                                                                 March 31, 2005
                                                              --------------------
Net income, as reported                                       $           699,643
Stock-based compensation included in net income                                 -
Fair value of stock-based compensation,  net of income taxes              (68,729)
                                                              --------------------
Pro forma net income                                          $           630,914
                                                              ====================

Net income per share of Common Stock - Basic:
 As reported                                                  $              0.29
 Stock-based compensation included in net income                                -
 Fair value of stock-based compensation, net of income taxes                (0.03)
                                                              --------------------
 Pro forma                                                    $              0.26
                                                              ====================
Net income per share of Common Stock -  Diluted:
 As reported                                                  $              0.26
 Stock-based compensation included in net income                                -
 Fair value of stock-based compensation, net of income taxes                (0.03)
                                                              --------------------
 Pro forma                                                    $              0.23
                                                              ====================

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

(3)          EARNINGS PER SHARE
             ------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

                                                               Three Months Ended March 31,
                                      --------------------------------------------------------------------------------
                                                       2005                                      2006
                                      ---------------------------------------  ---------------------------------------
                                      Income    Shares     Per Share Amount    Income    Shares     Per Share Amount
                                      --------  ---------  ------------------  --------  ---------  ------------------
Basic EPS:
 Net income available to
   shares of Common
   Stock                              $699,643  2,380,196  $            0.29   $702,325  2,372,506  $            0.30

Effect of dilutive shares of
   Common Stock from  stock options
   And warrants                              -    240,850             ($0.03)         -    212,207             ($0.03)
                                      --------  ---------  ------------------  --------  ---------  ------------------
Diluted EPS:
 Net income available to
   shares of Common
   Stock                              $699,643  2,621,046  $            0.26   $702,325  2,584,713  $            0.27
                                      ========  =========  =================   ========  =========  ==================

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 and 2006 relates to the effect of 240,850 and 212,207, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the three months ended March 31 , 2006, stock options to purchase 60,000 shares of the Company's Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.


(4)     STOCK-BASED  COMPENSATION  PLANS
        --------------------------------

At the Company's June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan ("2005 Plan"), which reserved 300,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of March 31, 2006, there were 67,800 shares available for issuance under the 2005 Plan. The option price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders with 10% or more control of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders with 10% or more control of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company's Board of Directors (the "Committee"). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the grant in addition to those contained in the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of March 31, 2006 there were 317,983 vested options outstanding and 115,666 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices ("P.C.s") that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of March 31, 2006 there were 14,000 vested options outstanding and no unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

                                        Three Months Ended
                                              March 31,
                                       ---------------------
Valuation Assumptions (1)                 2005        2006
-------------------------              ---------   ---------

Expected life (2)                      3.4 years   5.0 years
Risk-free interest rate (3)                3.54%       4.72%
Expected volatility (4)                      46%         50%
Expected dividend yield                     3.4%        2.9%

_____________________________
(1) Beginning on the date of adoption of SFAS 123(R), on January 1, 2006, forfeitures are estimated based on historical experience. Prior to the of adoption of SFAS 123(R), forfeitures were recorded as they occurred.
(2) The expected life of stock options is estimated using the simplified-method calculation.
(3) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(4) The expected volatility is estimated based on historical and current stock data for the Company.

A summary of option activity as of March 31, 2006, and changes during the three months then ended, is presented below:



                                                  Weighted-                            Weighted-Average        Aggregate
                                    Number of      Average            Range of       Remaining Contractual  Intrinsic Value
                                     Options    Exercise Price    Exercise Prices        Term (years)        (thousands)
Outstanding at December 31, 2005     655,382       $10.42          $ 1.00 - $19.37
 Granted                               3,200       $17.75          $17.75 - $17.75
 Exercised                           (37,733)      $ 2.31          $ 1.00 - $ 9.66
 Forfeited                            (1,000)      $17.61          $17.61 - $17.61

Outstanding at March 31, 2006        619,849       $10.94          $ 4.80 - $19.37            4.1              $  4,238
                                     =======       ======          ===============            ===              ========
Exercisable at March 31, 2006        331,983       $ 6.87          $ 4.80 - $ 9.75            2.6              $  3,562
                                     =======       ======          ===============            ===              ========

The weighted average grant date fair value of options granted was $6.87 per option and $2.86 per option during the three months ended March 31, 2006 and 2005, respectively. Net cash proceeds from the exercise of stock options during the three months ended March 31, 2006 and 2005 were $87,411 and $100,271, respectively. The associated income tax benefit from stock options exercised during the three months ended March 31 2006 and 2005 was $17,081 and $55,198, respectively. As of the date of exercise, the total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $634,761 and $144,497, respectively. As of March 31, 2006, there was $1.3 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.71 years.


(5)  RESTRICTED STOCK GRANT
     ----------------------

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company's Chairman and Chief Executive Officer (the "Employee"). In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of March 31, 2006, there was approximately $567,000 of unrecognized compensation expense related to the restricted stock grant. The expense is expected to be recognized over a period of 1.75 years.

A summary of the vesting status of the shares of restricted stock as of March 31, 2006, and the changes during the three months then ended, is presented below:

                                       Number of              Weighted-Average
                                  Restricted Shares         Grant-Date Fair Value
                                 ==================         =====================
Non-vested at December 31, 2005       60,000                       $ 13.51
Granted                                    -                             -
Vested                               (20,000)                        13.51
Forfeited                                  -                             -
                                      ------                       -------
Non-vested at March 31, 2006          40,000                       $ 13.51
                                      ======                       =======



(6)          DIVIDENDS
             ---------

On March 9, 2004, the Company announced a quarterly cash dividend of $.0375 per share. On February 10, 2005, the Company announced an increase in the amount of the quarterly dividend to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend to $.13 per share. The payment of dividends in the future is subject to the discretion of the Company's Board of Directors, and various factors may prevent the Company from paying dividends. Such factors include the Board of Directors' assessment of financial position, capital requirements and liquidity, the existence of a stock repurchase program, loan agreement restrictions, results of operations and such other factors the Company's Board of Directors may consider relevant.

(7)      LINE OF CREDIT
         --------------

On April 25, 2006, the Company amended its bank line of credit ("Credit Facility"). The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million (an increase from $5.0 million) at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. The amended Credit Facility expires on May 31, 2008. At March 31, 2006, the Company had $2.2 million outstanding and $2.8 million available for borrowing under the Credit Facility. The entire $2.2 million outstanding was borrowed under the LIBOR rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

 (8)     CAPITAL  COMMITMENTS
         --------------------
At March 31, 2006, the Company had budgeted capital commitments for the next 12 months of approximately $1.3 million, which includes the development of three dental practices developed internally ("de novo Offices"), and the remodel and expansion of one existing dental practice ("Office"). The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of March 31, 2006 were approximately $4.6 million and the Company had a working capital deficit on that date of approximately $819,000. During the quarter ended March 31, 2006, the Company had capital expenditures of $1.2 million and purchased approximately $20,000 of Common Stock while decreasing total bank debt by $654,000.

------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Forward-Looking  Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "believe," anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, this report, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the three months ended March 31, 2005 and 2006. This information should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 58 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 26 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Critical  Accounting  Policies

The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes to these policies since the filing of that report.

Components  of  Revenue  and  Expenses

Total dental group practice revenue ("Revenue") represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices. The Company's Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office (other than dentist and hygienist salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company, including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, except for the compensation of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume at existing Offices through effective marketing and advertising programs and by opening de novo Offices. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company's fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company's Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company's ability to negotiate favorable contract terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

Results  Of  Operations

For the three months ended March 31, 2006, Revenue increased $1.2 million, or 9.2%, to $14.6 million compared to $13.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net revenue increased $772,000, or 8.2%, to $10.1 million compared to $9.4 million for the three months ended March 31, 2005.

Net income increased 0.4% to $$702,000, or $.27 per share (net of $104,000 of after-tax stock-based compensation expense versus no such expense in the first quarter of 2005) compared to $700,000, or $.26 per share for the same period of 2005.

The Company has signed leases for three additional de novo Offices, one in the Phoenix, Arizona market, one in the Albuquerque, New Mexico market and one in the Denver, Colorado market. These Offices are projected to open in the second and third quarters of 2006. The Company opened one de novo Office in the Phoenix, Arizona market in March 2006.

The Company continues to generate strong cash flow from operations. During the first three months of 2006, the Company purchased $20,000 of its outstanding Common Stock, incurred $1.2 million in capital expenditures, paid $235,000 in dividends, and repaid $44,000 of long term debt while decreasing borrowings under its bank line of credit ("Credit Facility") by $654,000.

Revenue is total dental group practice revenue generated at the Company's Offices from professional services provided to its patients. Amounts retained by dental Offices represents compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a generally accepted accounting principles measure. The Company discloses Revenue because it is a critical component for management's evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue.

                                            Three Months Ended
                                                   March 31,
                                           --------------------------
                                              2005          2006
                                           -----------   ------------
Total dental group practice revenue        $13,350,407   $14,579,914
Less - amounts retained by dental Offices   (3,982,676)   (4,439,885)
                                           -----------   -----------
Net revenue                                $ 9,367,731   $10,140,029
                                           ===========   ===========

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's condensed consolidated statements of income. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto contained elsewhere in this report.

                                                                             Three Months Ended
                                                                                   March 31,
                                                                             -------------------
                                                                                 2005    2006
                                                                                ------  ------
NET REVENUE:                                                                    100.0%  100.0%

DIRECT EXPENSES:
 Clinical salaries and benefits                                                  37.2%   36.4%
 Dental supplies                                                                  5.7%    5.7%
 Laboratory fees                                                                  6.7%    6.3%
 Occupancy                                                                       10.2%   10.4%
 Advertising and marketing                                                        2.8%    2.1%
 Depreciation and amortization                                                    4.5%    4.7%
 General and administrative                                                      10.5%   11.7%
                                                                                ------  ------
                                                                                 77.6%   77.3%
                                                                                ------  ------

 Contribution from dental Offices                                                22.4%   22.7%

CORPORATE EXPENSES:
 General and administrative (includes $81,030 of deferred equity compensation expense and $87,745 related to stock-based
   compensation expense in the three months ended March 31, 2006)                 9.6%   10.7%
 Depreciation and amortization                                                    0.4%    0.3%
                                                                                ------  ------
 Operating income                                                                12.4%   11.7%

 Interest expense (income), net                                                 (0.1)%    0.4%
                                                                                ------  ------
 Income before income taxes                                                      12.5%   11.3%
 Income tax expense                                                               5.0%    4.3%
                                                                                ------  ------
 Net income                                                                       7.5%    7.0%
                                                                                ======  ======

THREE  MONTHS  ENDED  MARCH  31,  2006  COMPARED TO THREE MONTHS ENDED MARCH 31,
2005:

Net revenue. For the three months March 31, 2006, net revenue increased $772,000, or 8.2%, to $10.1 million compared to $9.4 million for the three months ended March 31, 2005. This increase is attributable to an increase in specialty dentistry revenues of $579,000 and $142,000 from the addition of two de novo Offices opened since March 31, 2005 and one de novo Office that opened during the three months ended March 31, 2005.

Clinical salaries and benefits. For the three months ended March 31, 2006, clinical salaries and benefits increased $203,000, or 5.8%, to $3.7 million compared to $3.5 million for the three months ended March 31, 2005. This increase was primarily due to additional employees at the recently opened de novo Offices and remodeled and expanded Offices as well as annual wage increases that became effective February 1, 2006. As a percentage of net revenue, clinical salaries and benefits decreased to 36.4% for the three months ended March 31, 2006 compared to 37.2% for the three months ended March 31, 2005.

Dental supplies. For the three months ended March 31, 2006, dental supplies increased to $576,000 compared to $533,000 for the three months ended March 31, 2005, an increase of $43,000 or 7.9%. This increase is attributable to increased production and increased emphasis on specialty dentistry which tends to have higher dental supply costs. As a percentage of net revenue, dental supplies remained constant at 5.7% for the three months ended March 31, 2006 and March 31, 2005.

Laboratory fees. For the three months ended March 31 2006, laboratory fees increased to $642,000 compared to $628,000 for the three months ended March 31 2005, an increase of $14,000 or 2.1%. Laboratory fees associated with specialty dentistry are not as significant, relative to general dentistry, and therefore this expense increase was minimal relative to the increased production. As a percentage of net revenue, laboratory fees decreased to 6.3% for the three months ended March 31, 2006 compared to 6.7% for the three months ended March 31, 2005.

Occupancy. For the three months ended March 31 2006, occupancy expense increased to $1.1 million compared to $960,000 for the three months ended March 31, 2005, an increase of $97,000 or 10.1%. This increase was primarily due to the opening of two de novo Offices since March 2005 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period. As a percentage of net revenue, occupancy expense increased to 10.4% for the three months ended March 31 2006 compared to 10.2% for the three months ended March 31, 2005.

Advertising and marketing. For the three months ended March 31 2006, advertising and marketing decreased to $209,000 compared to $259,000 for the three months ended March 31, 2005, a decrease of $50,000 or 19.5%. This decrease is attributable to a shift in the television and print advertising from the relatively expensive Denver, Colorado market in 2005 to the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. As a percentage of net revenue, advertising and marketing decreased to 2.1% for the three months ended March 31, 2006 compared to 2.8% for the three months ended March 31, 2005.

Depreciation and amortization-Offices. For the three months ended March 31, 2006, depreciation and amortization expenses attributable to the Offices increased to $480,000 compared to $424,000 for the three months ended March 31, 2005, an increase of $56,000 or 13.1%. The increase in the Company's depreciable asset base is a result of purchasing tenant improvements and new equipment for two new de novo Offices, the expansion of two existing Offices and increased capital purchases for specialty services. As a percentage of net revenue, depreciation and amortization increased to 4.7% for the three months ended March 31, 2006 compared to 4.5% for the three months ended March 31, 2005.

General and administrative-Offices. For the three months ended March 31, 2006, general and administrative expenses attributable to the Offices increased to $1.2 million compared to $980,000 for the three months ended March 31, 2005, an increase of $211,000 or 21.5%. This increase in general and administrative expenses is primarily attributable to higher write offs of uncollectible accounts receivable, increased office supplies and increase in use and gross receipts tax. As a percentage of net revenue, general and administrative expenses increased to 11.7% for the three months ended March 31 2006 compared to 10.5% for the three months ended March 31, 2005.

Contribution from dental Offices. As a result of the above, contribution from dental Offices increased $202,000, or 9.6%, to $2.3 million for the three months ended March 31, 2006 compared to $2.1 million for the three months ended March 31, 2005. As a percentage of net revenue, contribution from dental offices increased to 22.7% for the three months ended March 31, 2006 compared to 22.4% for the three months ended March 31, 2005.

Corporate expenses - general and administrative. For the three months ended March 31, 2006, corporate expenses - general and administrative increased to $1.1 million compared to $900,000 for the three months ended March 31, 2005, an increase of $181,000 or 20.1%. This increase is primarily related to $81,000 of amortization as a result of 60,000 shares of restricted stock granted on July 1, 2005 to an Employee. The Company recognized approximately $81,000 of deferred equity compensation expense, before taxes, in each subsequent quarter since the grant date and will continue to recognize approximately $81,000 per quarter through the quarter ending December 31, 2007. Also the adoption of SFAS 123(R), "Share-Based Payments" on January 1, 2006 increased corporate expenses - general and administrative by approximately $88,000. As a percentage of net revenue, corporate expenses - general and administrative increased to 10.7% for the three months ended March 31, 2006 compared to 9.6% for the three months ended March 31, 2005.

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2006, corporate expenses - depreciation and amortization decreased to $34,000 compared to $37,000 for the three months ended March 31, 2005, a decrease of $3,000 or 6.8%. The decrease is related to the decrease in the Company's depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.3% for the three months ended March 31, 2006 compared to 0.4% for the three months ended March 31, 2005.

Operating income. As a result of the matters discussed above, the Company's operating income remained constant at $1.2 million for the three months ended March 31, 2006 and 2005. As a percentage of net revenue, operating income decreased to 11.7% for the three months ended March 31, 2006 compared to 12.4% for the three months ended March 31, 2005.

Interest expense/(income), net. For the three months ended March 31, 2006, interest expense increased to $40,000 compared to ($8,000) for the three months ended March 31, 2005, an increase of $48,000. This increase in interest expense is attributable to higher interest expense on the Company's Credit Facility and lower charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, increased to 0.4% for the three months ended March 31, 2006 compared to (0.1)% for the three months ended March 31, 2005.


Net income. As a result of the above, the Company reported net income of $702,000 for the three months ended March 31, 2006 compared to net income of $700,000 for the three months ended March 31, 2005, an increase of $2,000 or 0.4%. Net income for the three months ended March 31, 2006 was net of income tax expense of $440,000 while net income for the three months ended March 31, 2005 was net of income tax expense of $466,000. Income tax expense for the three months ended March 31, 2006 was less than income tax expense for the corresponding quarter of 2005 because the Company currently anticipates a lower tax rate for its fiscal year ended December 31, 2006 compared to the Company's tax estimate in the first quarter of 2005. As a percentage of net revenue, net income decreased to 7.0% for the three months ended March 31, 2006 compared to 7.5% for the three months ended March 31, 2005.

Liquidity  and  Capital  Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and, from time to time, seller notes issued in dental practice acquisitions. As of March 31, 2006, the Company had a working capital deficit of approximately $819,000.

Net cash provided by operating activities was approximately $1.9 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. During the 2006 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $881,000 and an increase in income taxes payable of approximately $273,000, offset by an increase in prepaid expenses and other assets of approximately $96,000, an increase in accounts receivable of approximately $695,000 (primarily due to higher Revenue) and an increase in deferred charges and other assets of approximately $28,000. During the 2005 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $551,000, an increase in income taxes payable of approximately $466,000 and a decrease in prepaid expenses and other assets of approximately $93,000, partially offset by an increase in accounts receivable of approximately $820,000 (primarily due to higher Revenue).

Net cash used in investing activities was approximately $1.2 million and $219,000 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the Company invested approximately $683,000 in the purchase of additional property and equipment and approximately $515,000 in the development of de novo Offices. For the three months ended March 31, 2005, approximately $159,000 was invested in the purchase of additional property and equipment and $60,000 in the development of de novo Offices.

Net cash used in financing activities was approximately $848,000 for the three months ended March 31, 2006 and $1.0 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash used in financing activities was comprised of approximately $654,000 used to pay down the Company's Credit Facility, approximately $20,000 used in the purchase and retirement of Common Stock, approximately $44,000 for the repayment of long-term debt and approximately $235,000 for the payment of dividends, partially offset by approximately $87,000 in proceeds from the exercise of Common Stock options and $17,000 in tax benefit of Common Stock options exercised. During the three months ended March 31, 2005, net cash used in financing activities was comprised of approximately $325,00 used to pay down the Company's Credit Facility, approximately $669,000 used in the purchase and retirement of Common Stock, approximately $91,000 for the payment of dividends and approximately $41,000 for the repayment of seller notes, partially offset by approximately $100,000 in proceeds from the exercise of Common Stock options.

On April 25, 2006, the Company amended the Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million (an increase from $5.0 million) at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. The amended Credit Facility expires on May 31, 2008. At March 31, 2006, the Company had $2.2 million outstanding and $2.8 million available for borrowing under the Credit Facility. The entire $2.2 million outstanding was borrowed under the LIBOR rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

At March 31, 2006, the Company had budgeted capital commitments for the next 12 months of approximately $1.3 million, which includes the development of three de novo Offices, and the remodeling of one existing Office. The Company's retained earnings as of March 31, 2006 were approximately $4.6 million. The Company expects increased costs over the next 12 to 18 months as it prepares to comply with Sarbanes-Oxley Act Section 404.

The Company's earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation ("EBITDA") increased $245,000, or 15.1% to $1.9 million for the three months ended March 31, 2006 compared to $1.6 million for the corresponding three month period in 2005. Although EBITDA is not a generally accepted accounting principles ("GAAP") measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense - corporate, amortization of equity compensation, stock-based compensation related to SFAS 123(R), interest expense/(income), net and income tax expense to net income as in the table belowBeginning with this report and in future reports, the Company intends to include stock-based compensation expense and amortization of deferred equity compensation expense as part of the reconciliation of EBITDA.

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                              2005         2006
                                                                          -----------   ----------
RECONCILIATION OF EBITDA:
 Net income                                                               $   699,643   $  702,325
 Depreciation and amortization - Offices                                      424,372      479,775
 Depreciation and amortization - Corporate                                     36,674       34,196
 Amortization of deferred equity compensation expense                               -       81,030
 Stock-based compensation expense related to
   SFAS 123 (R)                                                                     -       87,745
 Interest expense/(income), net                                                (7,632)      39,620
 Income tax expense                                                           466,431      439,974
                                                                          -----------   ----------
EBITDA                                                                    $ 1,619,488   $1,864,665
                                                                          ===========   ==========

As of March 31, 2006, the Company had the following known contractual obligations:

                                                             Payments due by Period
                                               ----------------------------------------------------------------
                                     Total     Less than 1 year     1-3 years     3-5 years   More than 5 years
                                   ----------  ----------------     ---------     ---------   -----------------
Long-Term Debt Obligations          2,334,745       134,745         2,200,000             -              -
Operating Lease Obligations         8,432,168     2,847,371         3,739,402     1,669,877        175,518
Other Long-Term Liabilities
Reflected  on  the
Balance  Sheet  Under  GAAP           238,826        43,300           108,486        84,344          2,696
                                   ----------     ---------         ---------     ---------        -------
Total                              11,005,739     3,025,415         6,047,888     1,754,221        178,214
                                   ==========     =========         =========     =========        =======

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. In January 2005, the Company purchased 40,000 shares of its Common Stock through a private transaction that was approved by the Board of Directors. On March 17, 2005, the Board of Directors authorized the Company to increase by $500,000 the amount available to make open market purchases of its Common Stock. In April 2005, the Company purchased 127,364 of Common Stock in a private transaction that was previously approved by the Board of Directors. On September 12, 2005, the Board of Directors authorized the Company to increase by $1.0 million the amount available to make open market purchases of its Common Stock. On November 28, 2005, the Board of Directors authorized the Company to increase by an additional $1.5 million the amount available to make open market purchases of its Common Stock. During the three month period ended March 31, 2006, the Company, in five separate transactions, purchased 1,147 shares of its Common Stock for total consideration of approximately $20,000 at prices ranging from $17.20 to $18.10 per share. As of March 31, 2006, approximately $1.1 million of the previously authorized amount was available for open-market purchases. There is no expiration date on these plans. Such purchases may be made from time to time as the Company's management deems appropriate.

On April 13, 2006, the Company agreed to purchase in a private transaction, 54,250 shares of its Common Stock from three of its executive officers for $15.00 per share. This purchase, of approximately $814,000, was financed with the Company's bank line of Credit. This transaction was negotiated on behalf of the Company by its independent Board members. As a private transaction, the purchase of the 54,250 shares was not counted against the amount available to the Company for public purchases under its announced stock repurchase program.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------
Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically, and as of March 31, 2006, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Credit Facility is variable based upon the lender's Base Rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At March 31, 2006, the Company had $0 outstanding with an interest rate of 7.75% under the Base Rate option and $2.2 million outstanding with an interest rate of 6.17% under the LIBOR rate option. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the Company's interest rate would have resulted in additional interest expense of approximately $6,400 for the three months ended March 31, 2006.

ITEM  4.  CONTROLS  AND  PROCEDURES
-----------------------------------
The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company's disclosure controls and procedures will detect all errors or fraud. By their nature, the Company's or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2006. On the basis of this review, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2006 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART  II.  OTHER  INFORMATION
-----------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 1A.  RISK FACTORS
----------------------
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------
The following chart provides information regarding Common Stock purchases by the Company during the period January 1, 2006 through March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------

                                                                                          Total Number      Approximate
                                                                                           Of Shares        Dollar Value
                                                                                          Purchased as     Of Shares That
                                                                                            Part of          May Yet Be
                                                                                            Publicly         Purchased
                                              Total Number          Average Price           Announced        Under the
                                               Of Shares                 Paid               Plans or          Plans or
Period                                         Purchased              per Share             Programs          Programs
------------------------------------------  ----------------  --------------------------  -------------    ---------------
January 1, 2006 through January 31, 2006              -              $      -                    -           $1,150,832
February 1, 2006 through February 28, 2006            -              $      -                    -           $1,150,832
March 1, 2006 through March 31, 2006              1,147              $  17.68                1,147           $1,130,552
                                                  ------                                     -----
Total                                             1,147              $  17.68                1,147

The purchases of 1,147 shares of Common Stock in March 2006 were made through open market transactions that were made pursuant to publicly announced plans which were approved by the Board of Directors. As of March 31, 2006, there was approximately $1.1 million available for the purchase of the Company's Common Stock under publicly announced plans which have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time, as the Company's management deems appropriate.

ITEM  5.  OTHER  INFORMATION
----------------------------

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

On April 25, 2006, the Company amended its Credit Facility. The amended Credit Facility increases the amount the Company may borrow, on a revolving basis, from $5.0 million to $7.0 million and extends the expiration date of the credit agreement from May 31, 2007 to May 31, 2008.

------
ITEM  6.   EXHIBITS
-------------------
EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
------        -----------------------

10.46 Third Amendment of Second Amended and Restated Credit Agreement dated April 25, 2006 between the Registrant and Key Bank of Colorado.

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




                    BIRNER DENTAL MANAGEMENT SERVICES, INC.


Date:  May 15, 2006            By:    /s/ Frederic W.J. Birner
                                      ------------------------
                             Name:    Frederic W.J. Birner
                            Title:    Chairman of the Board and Chief Executive
                                      Officer
                                      (Principal Executive Officer)


Date:  May 15, 2006            By:    /s/ Dennis N. Genty
                                      -------------------
                             Name:    Dennis N. Genty
                            Title:    Chief Financial Officer, Secretary, and
                                      Treasurer