Form 10-Q
period 2006-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2006-08-14
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     June 30, 2006
                                                      -------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _______________ to _________________

                         Commission file number 0-23367
                                                -------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    COLORADO                             84-1307044
        ---------------------------------            -------------------
          (State or other jurisdiction                 (IRS Employer
        of incorporation or organization)            Identification No.)



         3801 EAST FLORIDA AVENUE, SUITE 508
                 DENVER, COLORADO                           80210
       ----------------------------------------           ----------
       (Address of principal executive offices)           (Zip Code)

                                 (303) 691-0680
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----     ------

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large  accelerated  filer     Accelerated filer      Non-accelerated filer  X
                         ----                  ----                        ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No  X
   -----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Shares Outstanding as of August 9, 2006
  -------------------------------    ----------------------------------------
  Common Stock, without par value                   2,311,719*

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

          BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements                                                                      Page
                                                                                                    ----
          Unaudited Condensed Consolidated Balance Sheets as of December 31, 2005
          and June 30, 2006                                                                           3

          Unaudited Condensed Consolidated Statements of Income for the Quarters and Six
          Months Ended June 30, 2005 and 2006                                                         4

          Unaudited Condensed Consolidated Statements of Shareholders' Equity as of June 30, 2006     5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters and Six
          Months Ended June 30, 2005 and 2006                                                         6

          Unaudited Notes to Condensed Consolidated Financial Statements                              8

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                                                  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 23

Item 4.   Controls and Procedures                                                                    23


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                          24

Item 1A.  Risk Factors                                                                               24

Item 2.   Changes in Securities and Use of Proceeds                                                  24

Item 4.   Submission of Matter to a Vote of Security Holders                                         24

Item 5.   Other Information                                                                          25

Item 6.   Exhibits                                                                                   25

Signatures                                                                                           26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


         BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,     June 30,
ASSETS                                                                                             2005           2006
                                                                                              -------------   -----------
                                                                                                    **        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $     921,742   $   763,302
  Accounts receivable, net of allowance for doubtful
    accounts of $261,031 and $277,664, respectively                                               3,215,369     3,618,859
  Deferred tax asset                                                                                160,411       210,777
  Prepaid expenses and other assets                                                                 605,599       555,712
                                                                                              -------------   -----------
  Total current assets                                                                            4,903,121     5,148,650

  PROPERTY AND EQUIPMENT, net                                                                     3,939,452     5,337,870

OTHER NONCURRENT ASSETS:
  Intangible assets, net                                                                         13,036,652    12,662,055
  Deferred charges and other assets                                                                 154,245       181,860
                                                                                              -------------   -----------
  Total assets                                                                                $  22,033,470   $23,330,435
                                                                                              =============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $   2,065,076   $ 1,768,524
  Accrued expenses                                                                                1,110,526     1,325,416
  Accrued payroll and related expenses                                                            1,502,877     2,203,286
  Income taxes payable                                                                              175,259       369,037
  Current maturities of long-term debt                                                              145,150        98,672
                                                                                              -------------   -----------
  Total current liabilities                                                                       4,998,888     5,764,935

LONG-TERM LIABILITIES:
  Deferred tax liability, net                                                                       750,346       779,445
  Long-term debt, net of current maturities                                                       2,887,166     3,372,694
  Other long-term obligations                                                                       195,723       291,836
                                                                                              -------------   -----------
  Total liabilities                                                                               8,832,123    10,208,910

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Preferred Stock, no par value, 10,000,000 shares
    authorized; none outstanding                                                                          -             -
  Common Stock, no par value, 20,000,000 shares
    authorized; 2,343,675 and  2,310,718 shares issued and
    outstanding, respectively                                                                     9,628,457     8,670,773
  Deferred equity compensation                                                                     (648,240)     (486,180)
  Retained earnings                                                                               4,221,130     4,936,932
                                                                                              -------------   -----------
  Total shareholders' equity                                                                     13,201,347    13,121,525

  Total liabilities and shareholders' equity                                                  $  22,033,470   $23,330,435
                                                                                              =============   ===========
**  Derived from the Company's audited consolidated balance sheet at December 31, 2005.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

           BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                                               Quarters Ended                 Six Months Ended
                                                                                  June 30,                         June 30,
                                                                     -----------------------------------  -------------------------
                                                                           2005              2006             2005         2006
                                                                     ----------------  -----------------  ------------  -----------
NET REVENUE:                                                         $     9,393,284   $      10,091,469  $18,761,015   $20,231,498

DIRECT EXPENSES:
  Clinical salaries and benefits                                           3,490,196           3,581,248    6,976,346     7,270,235
  Dental supplies                                                            599,015             577,569    1,132,353     1,153,206
  Laboratory fees                                                            655,810             683,362    1,284,306     1,325,258
  Occupancy                                                                  952,684           1,094,148    1,912,900     2,150,881
  Advertising and marketing                                                  312,155             251,979      571,597       460,933
  Depreciation and amortization                                              416,620             528,688      840,992     1,008,463
  General and administrative                                                 992,319           1,139,053    1,972,432     2,329,922
                                                                     ----------------  -----------------  -----------   -----------
                                                                           7,418,799           7,856,047   14,690,926    15,698,898

                                                                     ----------------  -----------------  -----------   -----------
  Contribution from dental offices                                         1,974,485           2,235,422    4,070,089     4,532,600
                                                                     ----------------  -----------------  -----------   -----------

CORPORATE EXPENSES:
  General and administrative (includes $81,030 of
     deferred equity compensation expense and $78,286
     related to stock-based compensation expense in the quarter ended June 30, 2006 and $162,060 of deferred
     equity compensation expense and $166,031 related to
     stock based-compensation expense in the six months
     ended June 30, 2006)                                                    906,629           1,141,210    1,807,117     2,222,273
  Depreciation and amortization                                               32,618              32,446       69,292        66,642
                                                                     ----------------  -----------------  -----------   -----------
  Operating income                                                         1,035,238           1,061,766    2,193,680     2,243,685
                                                                     ----------------  -----------------  -----------   -----------

  Interest expense (income), net                                             (20,235)             40,467      (27,867)       80,087
                                                                     ----------------  -----------------  -----------   -----------

  Income before income taxes                                               1,055,473           1,021,299    2,221,547     2,163,598
  Income tax expense                                                         422,205             398,133      888,636       838,107
                                                                     ----------------  -----------------  -----------   -----------

  Net income                                                         $       633,268   $         623,166  $ 1,332,911   $ 1,325,491
                                                                     ===============   =================  ===========   ===========

  Net income per share of Common Stock - Basic                       $          0.27   $            0.27  $      0.57   $      0.56
                                                                     ===============   =================  ===========   ===========

  Net income per share of Common Stock - Diluted                     $          0.25   $            0.25  $      0.52   $      0.52
                                                                     ===============   =================  ===========   ===========

  Cash dividends per share of Common Stock                           $          0.10   $            0.13  $      0.20   $      0.26
                                                                     ===============   =================  ===========   ===========

  Weighted average number of shares of
    Common Stock and dilutive securities:
      Basic                                                                2,306,202           2,327,419    2,342,994     2,349,824
                                                                     ===============   =================  ===========   ===========

      Diluted                                                              2,555,696           2,506,790    2,587,816     2,546,337
                                                                     ===============   =================  ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

          BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (UNAUDITED)

                                            Common Stock           Deferred
                                       -----------------------      Equity       Retained   Shareholders'
                                        Shares       Amount      Compensation    Earnings      Equity
                                       ---------   -----------   ------------  -----------   -----------
BALANCES, December 31, 2005            2,343,675   $ 9,628,457   $  (648,240)  $ 4,221,130   $13,201,347
  Common Stock options exercised          54,983       182,286             -             -       182,286
  Purchase and retirement of
    Common Stock                         (87,940)   (1,349,298)            -             -    (1,349,298)
  Tax benefit of Common Stock
    options exercised                          -        43,297             -             -        43,297
  Dividends declared on Common Stock           -             -             -      (609,689)     (609,689)
  Stock-based compensation expense             -       166,031             -             -       166,031
  Amortization of deferred equity
    compensation                               -             -       162,060             -       162,060
  Net income                                   -             -             -     1,325,491     1,325,491
                                       ---------   -----------   -----------   -----------   -----------
BALANCES, June 30, 2006                2,310,718   $ 8,670,773   $  (486,180)  $ 4,936,932   $13,121,525
                                       =========   ===========   ===========   ===========   ===========























  The accompanying notes are an integral part of these condensed consolidated financial statements.

         BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                            Six Months Ended
                                                                                  June 30,
                                                                      -------------------------------
                                                                          2005                2006
                                                                      ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  1,332,911        $ 1,325,491
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                         910,284          1,075,105
     Stock compensation expense                                                  -            166,031
     Loss on disposition of property                                          (244)                 -
     Provision for doubtful accounts                                       235,330            181,528
     Provision for deferred income taxes                                         -            (21,267)
     Amortization of debt issuance costs                                     1,475                  -
     Amortization of deferred equity compensation                                -            162,060
  Changes in assets and liabilities net of effects
   from acquisitions:
     Accounts receivable                                                (1,098,004)          (585,018)
     Prepaid expenses and other assets                                     262,585             49,887
     Deferred charges and other assets                                           -            (27,615)
     Accounts payable                                                      188,775           (296,552)
     Accrued expenses                                                     (223,755)           149,492
     Accrued payroll and related expenses                                  492,191            700,409
     Income taxes payable                                                  506,336            193,778
     Other long-term obligations                                            (5,465)            96,113
                                                                      ------------        -----------
       Net cash provided by operating activities                         2,602,419          3,169,442
                                                                      ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (383,381)          (973,558)
  Development of new dental centers                                       (100,744)        (1,125,368)
                                                                      ------------        -----------
       Net cash used in investing activities                              (484,125)        (2,098,926)
                                                                      ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances - line of credit                                             10,575,000          9,905,538
  Repayments - line of credit                                          (10,350,000)        (9,386,449)
  Repayment of long-term debt                                              (82,035)           (80,039)
  Proceeds from exercise of Common Stock options                           513,897            182,286
  Purchase and retirement of Common Stock                               (2,197,378)        (1,349,298)
  Tax benefit of Common Stock options exercised                                  -             43,297
  Common Stock cash dividends                                             (327,607)          (544,291)
                                                                      ------------        -----------
       Net cash used in financing activities                            (1,868,123)        (1,228,956)
                                                                      ------------        -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                         250,171           (158,440)
CASH AND CASH EQUIVALENTS, beginning of period                             756,181            921,742
                                                                      ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                              $  1,006,352        $   763,302
                                                                      ============        ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

         BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                            Six Months Ended
                                                                                  June 30,
                                                                      -------------------------------
                                                                          2005                2006
                                                                      ------------        -----------
  SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

    Cash paid during the year for interest                           $      57,338       $    136,913
                                                                      ============        ===========
    Cash paid during the year for income taxes                       $     382,300       $    472,300
                                                                      ============        ===========


























  The accompanying notes are an integral part of these condensed consolidated financial statements.

      BIRNER  DENTAL  MANAGEMENT  SERVICES,  INC.  AND  SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

(2)          SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $194,849 and $187,610 for the quarter ended June 30, 2006 and 2005, respectively. Amortization was $389,597 and $375,220 for the six months ended June 30, 2006 and 2005, respectively.

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

Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." This standard revises SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the quarter and six months ended June 30, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company's statement of income for the quarter ended June 30, 2006 was approximately $78,000. Total stock-based compensation expense included in the Company's statement of income for the six months ended June 30, 2006 was approximately $166,000. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.
 The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term. The expected option term was calculated using the "simplified" method permitted by Staff Accounting Bulletin 107.

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


If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share of Common Stock for the quarter and six months ended June 30, 2005 would have been reported as follows:

                                                                Quarter Ended   Six Months Ended
                                                                June 30, 2005     June 30, 2005
                                                                --------------  -----------------
Net income, as reported                                         $      633,268  $       1,332,911
Stock-based compensation included in net income                              -                  -
Fair value of stock-based compensation,  net of income taxes           136,527             67,798
                                                                --------------  -----------------
Pro forma net income                                            $      769,795  $       1,400,709
                                                                ==============  =================

Net income per share of Common Stock - Basic:
  As reported                                                   $         0.27  $            0.57
  Stock-based compensation included in net income                            -                  -
  Fair value of stock-based compensation, net of income taxes             0.06               0.03
                                                                --------------  -----------------
  Pro forma                                                     $         0.33  $            0.60
                                                                ==============  =================
Net income per share of Common Stock -  Diluted:
  As reported                                                   $         0.25  $            0.52
  Stock-based compensation included in net income                            -                  -
  Fair value of stock-based compensation, net of income taxes             0.05               0.02
                                                                --------------  -----------------
  Pro forma                                                     $         0.30  $            0.54
                                                                ==============  =================


Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly and six month periods ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly and six month periods ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly and six month results have not been restated.

(3)          EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

                                                                         Quarters Ended June 30,
                                               ------------------------------------------------------------------------
                                                               2005                                   2006
                                               -------------------------------------  ---------------------------------
                                                                         Per Share                            Per Share
                                                 Income       Shares       Amount        Income      Shares     Amount
                                               ----------   ---------  -------------  ----------   ---------  ---------
Basic EPS:
Net income available to
shares of Common Stock                         $  633,268   2,306,202  $        0.27  $  623,166   2,327,419  $    0.27

Effect of dilutive shares of
Common Stock from stock options and warrants            -    249,494           (0.02)          -     179,371      (0.02)
                                               ----------   ---------  -------------  ----------   ---------  ---------
Diluted EPS:
Net income available to shares of
Common Stock                                   $  633,268   2,555,696  $        0.25  $  623,166   2,506,790  $    0.25
                                               ==========   =========  =============  ==========   =========  =========



The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2006 and 2005 relates to the effect of 179,371 and 249,494 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the quarter ended June 30 , 2006, options to purchase 168,200 shares of the Company's Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

                                                                         Quarters Ended June 30,
                                               ------------------------------------------------------------------------
                                                               2005                                   2006
                                               -------------------------------------  ---------------------------------
                                                                         Per Share                            Per Share
                                                 Income       Shares       Amount        Income      Shares     Amount
                                               ----------   ---------  -------------  ----------   ---------  ---------
Basic EPS:
Net income available to shares of
Common Stock                                   $1,332,911   2,342,994  $        0.57  $1,325,491   2,349,824  $    0.56

Effect of dilutive shares of Common Stock
from stock options and warrants                         -     244,822          (0.05)          -     196,513      (0.04)
                                               ----------   ---------  -------------  ----------   ---------  ---------
Diluted EPS:
Net income available to shares of
Common Stock                                   $1,332,911   2,587,816  $        0.52  $1,325,491   2,546,337  $    0.52
                                               ==========   =========  =============  ==========   =========  =========



The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2006 and 2005 relates to the effect of 196,513 and 244,822 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the six months ended June 30 , 2006, options to purchase 167,122 shares of the Company's Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

(4)     STOCK-BASED  COMPENSATION  PLANS

At the Company's June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan ("2005 Plan"), which reserved 300,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of June 30, 2006, there were 67,800 shares available for issuance under the 2005 Plan. The option price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders with 10% or more control of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders with 10% or more control of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company's Board of Directors (the "Committee"). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the grant in addition to those contained in the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of June 30, 2006, there were 308,733 vested options outstanding and 105,666 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices ("P.C.s") that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of June 30, 2006, there were 14,000 vested options outstanding and no unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

                                      Quarters Ended            Six Months Ended
                                         June 30,                      June 30,
                             ----------------------------------  ----------------------
Valuation Assumptions (1)         2005              2006            2005        2006
---------------------------  ---------------  -----------------  ----------  ----------

Expected life (2)              3.8 years         4.5 years       3.4 years   4.7 years
Risk-free interest rate (3)        3.79%             5.01%           2.33%       4.88%
Expected volatility (4)              25%               49%             37%         49%
Expected dividend yield            2.04%             3.37%           1.88%       3.18%

_____________________________
(1) Beginning on the date of adoption of SFAS 123(R), on January 1, 2006, forfeitures are estimated based on historical experience. Prior to the of adoption of SFAS 123(R), forfeitures were recorded as they occurred.
(2) The expected life of stock options is estimated using the simplified-method calculation.
(3) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(4) The expected volatility is estimated based on historical and current stock price data for the Company.

A summary of option activity as of June 30, 2006, and changes during the six months then ended, is presented below:

                                                                                      Weighted-
                                                        Weighted-                      Average     Aggregate
                                                         Average                      Remaining    Intrinsic
                                          Number        Exercise       Range of      Contractual     Value
                                        of Options       Price      Exercise Prices  Term (years)  (thousands)
                                        ----------      --------    ---------------  ------------  -----------
Outstanding at December 31, 2005          655,382        $10.42     $ 1.00 - $19.37
  Granted                                   7,200        $16.45     $15.41 - $17.75
  Exercised                                54,983        $ 3.31     $ 1.00 - $ 9.66
  Forfeited                                13,000        $14.47     $12.50 - $17.61
                                          -------        ------     ---------------
Outstanding at June 30, 2006              594,599        $11.06     $ 4.80 - $19.37      3.7         $3,102
                                          =======        ======     ===============      ===         ======
Exercisable at June 30, 2006              316,733        $ 6.99     $ 4.80 - $13.00      2.3         $2,697
                                          =======        ======     ===============      ===         ======



The weighted average grant date fair value of options granted was $6.12 per option and $2.54 per option during the six months ended June 30, 2006 and 2005, respectively. Net cash proceeds from the exercise of stock options during the six months ended June 30, 2006 and 2005 were $182,286 and $513,896, respectively. The associated income tax benefit from stock options exercised during the six months ended June 30, 2006 and 2005 was $43,297 and $269,459, respectively. As of the date of exercise, the total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $818,948 and $1.3 million, respectively. As of June 30, 2006, there was $1.262 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.64 years.


(5)     RESTRICTED  STOCK  GRANT

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company's Chairman and Chief Executive Officer (the "Employee"). In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of June 30, 2006, there was approximately $486,000 of unrecognized compensation expense related to the restricted stock grant. The expense is expected to be recognized over a period of 1.50 years.

A summary of the vesting status of the shares of restricted stock as of June 30, 2006, and the changes during the six months then ended, is presented below:

                                                      Six Months Ended
                                                        June 30, 2006
                                       --------------------------------------------------
                                          Number of               Weighted-Average Grant-
                                       Restricted Shares              Date Fair Value
                                       -----------------          -----------------------
Non-vested at December 31, 2006            60,000                        $    13.51
  Granted                                       -                                 -
  Vested                                  (20,000)                            13.51
  Forfeited                                     -                                 -
                                          -------                        ----------
Non-vested at June 30, 2006                40,000                        $    13.51
                                          =======                        ==========

(6)          DIVIDENDS

On March 9, 2004, the Company announced a quarterly cash dividend of $.0375 per share. On February 10, 2005, the Company announced an increase in the amount of the quarterly dividend to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend to $.13 per share. The payment of dividends in the future is subject to the discretion of the Company's Board of Directors, and various factors may prevent the Company from paying dividends. Such factors include the Board of Directors' assessment of the Company's financial position, capital requirements and liquidity, the existence of a stock repurchase program, loan agreement restrictions, results of operations and such other factors the Company's Board of Directors may consider relevant.

(7)      LINE OF CREDIT

On April 25, 2006, the Company amended its bank line of credit ("Credit Facility"). The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million (an increase from $5.0 million) at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. The amended Credit Facility expires on May 31, 2008. At June 30, 2006, the Company had $3.4 million outstanding and $3.6 million available for borrowing under the Credit Facility. This consisted of $873,000 outstanding under the Base Rate option and $2.5 million outstanding under the LIBOR rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

 (8)     CAPITAL  COMMITMENTS

At June 30, 2006, the Company had budgeted capital commitments for the next 12 months of approximately $550,000, which includes the funding of two dental practices developed internally ("de novo Offices"). The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company's Credit Facility. The Company's retained earnings as of June 30, 2006 were approximately $4.9 million, and the Company had a working capital deficit on that date of approximately $616,000. During the quarter ended June 30, 2006, the Company had capital expenditures of approximately $901,000 and purchased approximately $1.3 million of Common Stock while increasing total bank debt by $1.2 million.

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

GENERAL

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2005 and 2006. This information should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

The Company was formed in May 1995 and currently manages 59 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 29 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Under the Management Agreements, the Company negotiates and administers the capitated managed dental care contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Offices (other than compensation of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. Under a preferred provider plan, the dental group practice is paid for dental services provided based on a fee schedule that is a discount to the usual and customary fees paid under an indemnity insurance agreement.

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

RESULTS  OF  OPERATIONS

For the three months ended June 30, 2006, Revenue increased $1.2 million, or 9.2%, to $14.6 million compared to $13.3 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, net revenue increased $698,000, or 7.4%, to $10.1 million compared to $9.4 million for the three months ended June 30, 2005.

Net income decreased 1.6% to $623,000, or $.25 per share (net of $98,000 of after-tax stock-based compensation expense versus no such expense in the second quarter of 2005) compared to $633,000, or $.25 per share for the same period of 2005.

For the six months ended June 30, 2006, Revenue increased $2.5 million, or 9.2%, to $29.1 million compared to $26.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net revenue increased $1.5 million, or 7.8%, to $20.2 million compared to $18.8 million for the six months ended June 30, 2005.

Net income decreased 0.6% to $1.3 million, or $.52 per share (net of $202,000 of after-tax stock-based compensation expense versus no such expense in the six months ended June 30, 2005) compared to $1.3 million, or $.52 per share for the same period of 2005.

The Company anticipates opening two additional de novo Offices, one in the Phoenix, Arizona market and one in the Albuquerque, New Mexico market. These Offices are projected to open in the third quarter of 2006. The Company opened one de novo Office in the Denver, Colorado market in June 2006.

The Company continues to generate strong cash flow from operations. During the first six months of 2006, the Company purchased $1.3 million of its outstanding Common Stock, incurred $2.1 million in capital expenditures, paid $544,000 in dividends, and repaid $80,000 of long term debt while increasing borrowings under its bank line of credit ("Credit Facility") by $519,000.

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

                                                    Quarters Ended                   Six Months Ended
                                                        March 31,                         March 31,
                                           ------------------------------------  --------------------------
                                                 2005               2006             2005          2006
                                           ----------------  ------------------  ------------  ------------

Total dental group practice revenue        $    13,344,516   $      14,566,435   $26,694,923   $29,146,349
Less - amounts retained by dental Offices       (3,951,232)         (4,474,966)   (7,933,908)   (8,914,851)
                                           ----------------  ------------------  ------------  ------------

Net revenue                                $     9,393,284   $      10,091,469   $18,761,015   $20,231,498
                                           ===============   =================   ===========   ===========

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


            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    Quarters Ended                   Six Months Ended
                                                        March 31,                         March 31,
                                           ------------------------------------  --------------------------
                                                 2005               2006             2005          2006
                                           ----------------  ------------------  ------------  ------------

NET REVENUE:                                    100.0 %            100.0 %          100.0 %       100.0 %

DIRECT EXPENSES:
  Clinical salaries and benefits                 37.2 %             35.5 %           37.2 %        35.9 %
  Dental supplies                                 6.4 %              5.7 %            6.0 %         5.7 %
  Laboratory fees                                 7.0 %              6.8 %            6.9 %         6.6 %
  Occupancy                                      10.1 %             10.8 %           10.2 %        10.6 %
  Advertising and marketing                       3.3 %              2.5 %            3.0 %         2.3 %
  Depreciation and amortization                   4.4 %              5.2 %            4.5 %         5.0 %
  General and administrative                     10.6 %             11.3 %           10.5 %        11.5 %
                                                -------            -------          -------       -------
                                                 79.0 %             77.8 %           78.3 %        77.6 %
                                                -------            -------          -------       -------
  Contribution from dental offices               21.0 %             22.2 %           21.7 %        22.4 %

CORPORATE EXPENSES:
  General and administrative (includes
     $81,030 of deferred equity compensation
     expense and $78,286 related to
     stock-based compensation expense in
     the quarter ended June 30, 2006 and
     $162,060 of deferred equity compensation
     expense and $166,031 related to
     stock based-compensation expense in the
     six months ended June 30, 2006)              9.6 %             11.3 %            9.6 %        11.0 %
  Depreciation and amortization                   0.4 %              0.3 %            0.4 %         0.3 %
                                                -------            -------          -------       -------
  Operating income                               11.0 %             10.5 %           11.7 %        11.1 %

  Interest expense (income), net                 (0.2)%              0.4 %           (0.1)%         0.4 %
                                                -------            -------          -------       -------
  Income before income taxes                     11.2 %             10.1 %           11.8 %        10.7 %
  Income tax expense                              4.5 %              3.9 %            4.7 %         4.1 %
                                                -------            -------          -------       -------
  Net income                                      6.7 %              6.2 %            7.1 %         6.6 %
                                                =======            =======          =======       =======


THREE  MONTHS ENDED JUNE 30, 2006  COMPARED TO THREE MONTHS ENDED JUNE 30, 2005:

Net revenue. For the three months ended June 30, 2006, net revenue increased $698,000, or 7.4%, to $10.1 million compared to $9.4 million for the three months ended June 30, 2005. This increase is attributable to an increase of $580,000 at the 56 Offices in existence during both periods and $118,000 from the addition of three de novo Offices opened since June 30, 2005.

Clinical salaries and benefits. For the three months ended June 30, 2006, clinical salaries and benefits increased $91,000, or 2.6%, to $3.6 million compared to $3.5 million for the three months ended June 30, 2005. This increase was primarily due to additional employees at the recently opened de novo Offices as well as annual wage increases that became effective February 1, 2006. As a percentage of net revenue, clinical salaries and benefits decreased to 35.5% for the three months ended June 30, 2006 compared to 37.2% for the three months ended June 30, 2005.

Dental supplies. For the three months ended June 30, 2006, dental supplies decreased to $578,000 compared to $599,000 for the three months ended June 30, 2005, a decrease of $21,000 or 3.6%. As a percentage of net revenue, dental supplies decreased to 5.7% for the three months ended June 30, 2006 compared to 6.4% for the three months ended June 30, 2005.

Laboratory fees. For the three months ended June 30, 2006, laboratory fees increased to $683,000 compared to $656,000 for the three months ended June 30, 2005, an increase of $28,000 or 4.2%. As a percentage of net revenue, laboratory fees decreased to 6.8% for the three months ended June 30, 2006 compared to 7.0% for the three months ended June 30, 2005.

Occupancy. For the three months ended June 30, 2006, occupancy expense increased to $1.1 million compared to $953,000 for the three months ended June 30, 2005, an increase of $141,000 or 14.8%. This increase was primarily due to the opening of three de novo Offices since June 2005 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period. As a percentage of net revenue, occupancy expense increased to 10.8% for the three months ended June 30, 2006 compared to 10.1% for the three months ended June 30, 2005.

Advertising and marketing. For the three months ended June 30, 2006, advertising and marketing decreased to $252,000 compared to $312,000 for the three months ended June 30, 2005, a decrease of $60,000 or 19.3%. This decrease is attributable to a shift in the television and print advertising from the relatively expensive Denver, Colorado market in 2005 to the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. As a percentage of net revenue, advertising and marketing decreased to 2.5% for the three months ended June 30, 2006 compared to 3.3% for the three months ended June 30, 2005. Depreciation and amortization-Offices. For the three months ended June 30, 2006, depreciation and amortization expenses attributable to the Offices increased to $529,000 compared to $417,000 for the three months ended June 30, 2005, an increase of $112,000 or 26.9%. The increase in the Company's depreciable asset base is a result of purchasing tenant improvements and new equipment for three new de novo Offices, the expansion of three existing Offices and increased capital purchases for specialty services. As a percentage of net revenue, depreciation and amortization increased to 5.2% for the three months ended June 30, 2006 compared to 4.4% for the three months ended June 30, 2005.

General and administrative-Offices. For the three months ended June 30, 2006, general and administrative expenses attributable to the Offices increased to $1.1 million compared to $992,000 for the three months ended June 30, 2005, an increase of $147,000 or 14.8%. This increase in general and administrative expenses is primarily attributable to higher write offs of uncollectible accounts receivable and increased costs for travel, legal fees, office supplies and increased gross receipts tax based on higher revenues in the New Mexico Offices. As a percentage of net revenue, general and administrative expenses increased to 11.3% for the three months ended June 30, 2006 compared to 10.6% for the three months ended June 30, 2005.

Contribution from dental Offices. As a result of the above, contribution from dental Offices increased $261,000, or 13.2%, to $2.2 million for the three months ended June 30, 2006 compared to $2.0 million for the three months ended June 30, 2005. As a percentage of net revenue, contribution from dental offices increased to 22.2% for the three months ended June 30, 2006 compared to 21.0% for the three months ended June 30, 2005.

Corporate expenses - general and administrative. For the three months ended June 30, 2006, corporate expenses - general and administrative increased to $1.1 million compared to $907,000 for the three months ended June 30, 2005, an increase of $235,000 or 25.9%. This increase is primarily related to $81,000 of amortization as a result of 60,000 shares of restricted stock granted on July 1, 2005. The Company recognized approximately $81,000 of deferred equity compensation expense, before taxes, in each quarter since the grant date and will continue to recognize approximately $81,000 per quarter through the quarter ending December 31, 2007. The adoption of SFAS 123(R), "Share-Based Payment" on January 1, 2006 increased corporate expenses - general and administrative by $78,000. The remainder of the increase was primarily due to an increase in legal fees. As a percentage of net revenue, corporate expenses - general and administrative increased to 11.3% for the three months ended June 30, 2006 compared to 9.6% for the three months ended June 30, 2005.

Corporate expenses - depreciation and amortization. For the three months ended June 30, 2006 and 2005, corporate expenses - depreciation and amortization remained constant at $32,000. As a percentage of net revenue, corporate expenses
- depreciation and amortization decreased to 0.3% for the three months ended June 30, 2006 from 0.4% for the three months ended June 30, 2005.

Operating income. As a result of the matters discussed above, the Company's operating income increased by $27,000, or 2.6% to $1.1 million for the three months ended June 30, 2006 compared to $1.0 million for the three months ended June 30, 2005. As a percentage of net revenue, operating income decreased to 10.5% for the three months ended June 30, 2006 compared to 11.0% for the three months ended June 30, 2005.

Interest expense/(income), net. For the three months ended June 30, 2006, interest expense increased to $40,000 compared to ($20,000) for the three months ended June 30, 2005, an increase of $61,000. This increase in interest expense is attributable to higher interest expense on the Company's Credit Facility due to increased rates and increased balances on the credit line and lower charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, increased to 0.4% for the three months ended June 30, 2006 compared to (0.2)% for the three months ended June 30, 2005. Net income. As a result of the above, the Company reported net income of $623,000 for the three months ended June 30, 2006 compared to net income of $633,000 for the three months ended June 30, 2005, a decrease of $10,000 or 1.6%. Net income for the three months ended June 30, 2006 was net of income tax expense of $398,000 while net income for the three months ended June 30, 2005 was net of income tax expense of $422,000. As a percentage of net revenue, net income decreased to 6.2% for the three months ended June 30, 2006 compared to 6.7% for the three months ended June 30, 2005.

SIX  MONTHS  ENDED  JUNE  30,  2006  COMPARED TO SIX MONTHS ENDED JUNE 30, 2005:

Net revenue. For the six months ended June 30, 2006, net revenue increased $1.5 million, or 7.8%, to $20.2 million compared to $18.8 million for the six months ended June 30, 2005. This increase is attributable to an increase of $1.3 million at the 56 Offices in existence during both periods and $210,000 from the addition of three de novo Offices opened since June 30, 2005.

Clinical salaries and benefits. For the six months ended June 30, 2006, clinical salaries and benefits increased $294,000, or 4.2%, to $7.3 million compared to $7.0 million for the six months ended June 30, 2005. This increase was primarily due to additional employees at the recently opened de novo Offices as well as annual wage increases that became effective February 1, 2006. As a percentage of net revenue, clinical salaries and benefits decreased to 35.9% for the six months ended June 30, 2006 compared to 37.2% for the six months ended June 30, 2005.

Dental supplies. For the six months ended June 30, 2006, dental supplies increased to $1.2 million compared to $1.1 million for the six months ended June 30, 2005, an increase of $21,000 or 1.8%. As a percentage of net revenue, dental supplies decreased to 5.7% for the six months ended June 30, 2006 compared to 6.0% for the six months ended June 30, 2005.

Laboratory fees. For the six months ended June 30, 2006 and 2005, laboratory fees remained constant at $1.3 million. As a percentage of net revenue, laboratory fees decreased to 6.6% for the six months ended June 30, 2006 compared to 6.9% for the six months ended June 30, 2005.

Occupancy. For the six months ended June 30, 2006, occupancy expense increased to $2.2 million compared to $1.9 million for the six months ended June 30, 2005, an increase of $238,000 or 12.4%. This increase was primarily due to the opening of three de novo Offices since June 2005 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period. As a percentage of net revenue, occupancy expense increased to 10.6% for the six months ended June 30, 2006 compared to 10.2% for the six months ended June 30, 2005.

Advertising and marketing. For the six months ended June 30, 2006, advertising and marketing decreased to $461,000 compared to $572,000 for the six months ended June 30, 2005, a decrease of $111,000 or 19.4%. This decrease is attributable to a shift in the television and print advertising from the relatively expensive Denver, Colorado market in 2005 to the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. As a percentage of net revenue, advertising and marketing decreased to 2.3% for the six months ended June 30, 2006 compared to 3.0% for the six months ended June 30, 2005.

Depreciation and amortization-Offices. For the six months ended June 30, 2006, depreciation and amortization expenses attributable to the Offices increased to $1.0 million compared to $841,000 for the six months ended June 30, 2005, an increase of $167,000 or 19.9%. The increase in the Company's depreciable asset base is a result of purchasing tenant improvements and new equipment for three new de novo Offices, the expansion of three existing Offices and increased capital purchases for specialty services. As a percentage of net revenue, depreciation and amortization increased to 5.0% for the six months ended June 30, 2006 compared to 4.5% for the six months ended June 30, 2005.

General and administrative-Offices. For the six months ended June 30, 2006, general and administrative expenses attributable to the Offices increased to $2.3 million compared to $2.0 million for the six months ended June 30, 2005, an increase of $357,000 or 18.1%. This increase in general and administrative expenses is primarily attributable to higher write offs of uncollectible accounts receivables and increased costs for travel, legal fees, office supplies and increased gross receipts tax based on higher revenues in the New Mexico Offices. As a percentage of net revenue, general and administrative expenses increased to 11.5% for the six months ended June 30, 2006 compared to 10.5% for the six months ended June 30, 2005.

Contribution from dental Offices. As a result of the above, contribution from dental Offices increased $463,000, or 11.4%, to $4.5 million for the six months ended June 30, 2006 compared to $4.1 million for the six months ended June 30, 2005. As a percentage of net revenue, contribution from dental Offices increased to 22.4% for the six months ended June 30, 2006 compared to 21.7% for the six months ended June 30, 2005.

Corporate expenses - general and administrative. For the six months ended June 30, 2006, corporate expenses - general and administrative increased to $2.2 million compared to $1.8 million for the six months ended June 30, 2005, an increase of $415,000 or 23.0%. This increase is primarily related to $162,000 of amortization as a result of 60,000 shares of restricted stock granted on July 1, 2005. The Company recognized approximately $81,000 of deferred equity compensation expense, before taxes, in each quarter since the grant date and will continue to recognize approximately $81,000 per quarter through the quarter ending December 31, 2007. The adoption the adoption of SFAS 123(R), "Share-Based Payment" on January 1, 2006 increased corporate expenses - general and administrative by $166,000. The remainder of the increase was primarily due to an increase in legal fees. As a percentage of net revenue, corporate expenses - general and administrative increased to 11.0% for the six months ended June 30, 2006 compared to 9.6% for the six months ended June 30, 2005.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2006, corporate expenses - depreciation and amortization decreased by $3,000 to $67,000 compared to $69,000 for the six months ended June 30, 2005. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.3% for the six months ended June 30, 2006 compared to 0.4% for the six months ended June 30, 2005.

Operating income. As a result of the matters discussed above, the Company's operating income remained constant at $2.2 million for the six months ended June 30, 2006 and 2005. As a percentage of net revenue, operating income decreased to 11.1% for the three months ended June 30, 2006 compared to 11.7% for the three months ended June 30, 2005.

Interest expense/(income), net. For the six months ended June 30, 2006, interest expense increased to $80,000 compared to ($28,000) for the six months ended June 30, 2005, an increase of $108,000. This increase in interest expense is attributable to higher interest expense on the Company's Credit Facility due to increased interest rates and increased balances on the credit line and lower charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, increased to 0.4% for the six months ended June 30, 2006 compared to (0.1)% for the six months ended June 30, 2005.

Net income. As a result of the above, the Company's reported net income for the six months ended June 30, 2006 and 2005 remained constant at $1.3 million. Net income for the six months ended June 30, 2006 was net of income tax expense of $838,000 while net income for the six months ended June 30, 2005 was net of income tax expense of $889,000. As a percentage of net revenue, net income decreased to 6.6% for the six months ended June 30, 2006 compared to 7.1% for the six months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and, from time to time, seller notes issued in dental practice acquisitions. As of June 30, 2006, the Company had a working capital deficit of approximately $616,000.

Net cash provided by operating activities was approximately $3.2 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. During the 2006 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll and related expenses of approximately $553,000, an increase in income taxes payable of approximately $194,000, an increase in other long-term obligations of approximately $96,000 and a decrease in prepaid expenses and other assets of approximately $50,000, partially offset by an increase in accounts receivable of approximately $585,000 (primarily due to higher Revenue) and an increase in deferred charges and other assets of approximately $28,000. During the 2005 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll and related expenses of approximately $457,000, an increase in income taxes payable of approximately $506,000 and a decrease in prepaid expenses and other assets of approximately $263,000, partially offset by an increase in accounts receivable of approximately $1.1 million.

Net cash used in investing activities was approximately $2.1 million and $484,000 for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, the Company invested approximately $974,000 in the purchase of additional property and equipment and approximately $1.1 million in the development of de novo Offices. For the six months ended June 30, 2005, the Company invested approximately $383,000 in the purchase of additional property and equipment and $101,000 in the development of de novo Offices.

Net cash used in financing activities was approximately $1.2 million, for the six months ended June 30, 2006 and $1.9 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, net cash used in financing activities was comprised of approximately $1.3 million used in the purchase and retirement of Common Stock, approximately $544,000 for the payment of dividends and approximately $80,000 used in the repayment of long-term debt, partially offset by approximately $519,000 advanced from the Company's Credit Facility, approximately $182,000 in proceeds from the exercise of Common Stock options and $43,000 in tax benefit of Common Stock options exercised. During the six months ended June 30, 2005, net cash used in financing activities was comprised of approximately $2.2 million used in the purchase and retirement of Common Stock, approximately $327,000 for the payment of dividends and approximately $82,000 for the repayment of long-term debt, partially offset by approximately $514,000 in proceeds from the exercise of Common Stock options and $225,000 advanced from the Credit Facility.

On April 25, 2006, the Company amended the Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million (an increase from $5.0 million) at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. The amended Credit Facility expires on May 31, 2008. At June 30, 2006, the Company had $3.4 million outstanding and $3.6 million available for borrowing under the Credit Facility. This consisted of $873,000 outstanding under the Base Rate option and $2.5 million outstanding under the LIBOR rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At June 30, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

At June 30, 2006, the Company had budgeted capital commitments for the next 12 months of approximately $550,000, which includes the funding of two dental practices developed internally ("de novo Offices"). The Company's retained earnings as of June 30, 2006 were approximately $4.9 million. The Company expects increased costs over the next 12 to 18 months as it prepares to comply with Sarbanes-Oxley Act Section 404.

The Company's earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation ("Adjusted EBITDA") increased $543,000, or 17.5% to $3.6 million for the six months ended June 30, 2006 compared to $3.1 million for the corresponding six month period in 2005. Although Adjusted EBITDA is not a generally accepted accounting principles ("GAAP") measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating its performance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense - corporate, amortization of equity compensation, stock-based compensation related to SFAS 123(R), interest expense/(income), net and income tax expense to net income as in the table below.

                                                            Quarters Ended June 30,           Six Months Ended June 30
                                                        ---------------------------------  -------------------------------
                                                             2005             2006             2005             2006
                                                        ---------------   ---------------  --------------   --------------
RECONCILLIATION OF ADJUSTED EBITDA:
 Net income                                             $       633,268   $       623,166  $    1,332,911   $    1,325,491
 Depreciation and amortization - Offices                        416,620           528,688         840,992        1,008,463
 Depreciation and amortization - Corporate                       32,618            32,446          69,292           66,642
 Amortization of deferred equity compensation expense                 -            81,030               -          162,060
 Stock-based compensation expense relate to SFAS 123 (R)              -            78,286               -          166,031
 Interest expense/(income), net                                 (20,235)           40,467         (27,867)          80,087
 Income tax expense                                             422,205           398,133         888,636          838,107
                                                        ---------------   ---------------  --------------   --------------
Adjusted EBITDA                                         $     1,484,476   $     1,782,216  $    3,103,964   $    3,646,881
                                                        ---------------   ---------------  --------------   --------------



As of June 30, 2006, the Company had the following known contractual obligations:

                                                                      Payments due by Period
                                                            ------------------------------------------
                                                            Less than                        More than
                                                   Total     1 year    1-3 years  3-5 years   5 years
                                                ----------  ---------  ---------  ---------  ---------
Long-term debt obligations                       3,471,366     98,672  3,372,694          -         -
Operating lease obligations                      8,522,788  2,818,658  3,870,453  1,698,451   135,227
Other long-term liabilities reflected on
the balance sheet under GAAP                             -     63,062    164,305    125,224     2,309
                                                ----------  ---------  ---------  ---------   -------
Total                                           12,349,054  2,980,392  7,407,452  1,823,675   137,536
                                                ==========  =========  =========  =========   =======



The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. In January 2005, the Company purchased 40,000 shares of its Common Stock through a private transaction that was approved by the Board of Directors. On March 17, 2005, the Board of Directors authorized the Company to increase by $500,000 the amount available to make open market purchases of its Common Stock. In April 2005, the Company purchased 127,364 of Common Stock in a private transaction that was previously approved by the Board of Directors. On September 12, 2005, the Board of Directors authorized the Company to increase by $1.0 million the amount available to make open market purchases of its Common Stock. On November 28, 2005, the Board of Directors authorized the Company to increase by an additional $1.5 million the amount available to make open market purchases of its Common Stock. During the six months ended June 30, 2006, the Company, in 44 separate transactions, purchased 33,690 shares of its Common Stock for total consideration of approximately $522,000 at prices ranging from $15.00 to $18.10 per share. In April 2006, the Company purchased 54,250 shares of its Common Stock through a private transaction that was approved by the Board of Directors. As of June 30, 2006, approximately $615,000 of the previously authorized amount was available for open market purchases. There is no expiration date on these plans. Such purchases may be made from time to time as the Company's management deems appropriate.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically, and as of June 30, 2006, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. The interest payable on the Credit Facility is variable based upon the lender's Base Rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At June 30, 2006, the Company had $873,000 outstanding with an interest rate of 8.00% under the Base Rate option and $2.5 million outstanding with an interest rate of 6.64% under the LIBOR rate option. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the Company's interest rate would have resulted in additional interest expense of approximately $14,000 for the six months ended June 30, 2006.

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

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2006. On the basis of this review, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2006 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

The following chart provides information regarding Common Stock purchases by the Company during the period April 1, 2006 through June 30, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       Approximate
                                                                      Total Number     Dollar Value
                                                                        Of Shares       Of Shares
                                                                      Purchased as     That May Yet
                                                                    Part of Publicly   Be Purchased
                                      Total Number                      Announced       Under the
                                       Of Shares    Average Price       Plans or         Plans or
Period                                 Purchased    Paid per Share      Programs         Programs
------------------------------------  ------------  --------------  -----------------  ------------
April 1, 2006 through April 30, 2006     60,756     $        15.17        6,506         $1,022,478
May 1, 2006 through May 31, 2006         16,864     $        15.58       16,864         $  759,745
June 1, 2006 through June 30, 2006        9,173     $        15.76        9,173         $  615,282
                                         ------                          ------
Total                                    86,793     $        15.31       32,543
                                         ======     ==============       ======



The purchase of 54,250 shares in April 2006 was made through a private transaction that was approved by the Board of Directors. This purchase, which was negotiated on behalf of the Company by its independent Board members, was at $15.00 per share and was Common Stock owned by three of the Company's executive officers. All purchases, other than the 54,250 shares described above, were made on the open market and were pursuant to publicly announced plans approved by the Board of Directors. As of June 30, 2006, there was approximately $615,000 available for the purchase of the Company's Common Stock under publicly announced plans that have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time, as the Company's management deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Shareholders was held on June 1, 2006.
(b) The following directors were elected at the meeting to serve three-year terms as Class III directors:

                              For          Withheld Authority     Abstain
                           ---------       ------------------     -------
Frederick W.J. Birner      2,109,262            50,586               0
Mark A. Birner, D.D.S.     2,111,262            48,586               0

CONTINUING DIRECTORS

After the meeting, the following directors continued to serve their three-year terms as Class I directors, which terms will expire at the Company's annual meeting in 2007:

Thomas D. Wolf

Paul E. Valuck, D.D.S.

After the meeting, the following director continued to serve his three-year term as a Class II director, which term will expire at the Company's annual meeting in 2008:

Brooks G. O'Neil

The matter mentioned above is described in detail in the Company's definitive proxy statement dated April 28, 2006 for the Annual Meeting of Shareholders held on June 1, 2006.

ITEM  5.  OTHER  INFORMATION

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

On August 1, 2006, the Company consolidated two of its Phoenix, Arizona Offices, Perfect Teeth/Shea and Perfect Teeth/Bell Road, into one office. The consolidated Office is located at the Perfect Teeth/Bell Road location.

ITEM  6.   EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------      -----------------------


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




                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date:  August 14, 2006        By:   /s/ Frederic W.J. Birner
                                    ------------------------
                            Name:   Frederic W.J. Birner
                           Title:   Chairman of the Board and Chief Executive
Officer
                         (Principal Executive Officer)


Date:  August 14, 2006        By:   /s/ Dennis N. Genty
                                    -------------------
                            Name:   Dennis N. Genty
                           Title:   Chief Financial Officer, Secretary, and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)