Form 10-Q
period 2006-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2006-11-14
CIK 948072

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     September 30, 2006
                                                   ------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                          to
                                   --------------------------   ----------------

                         Commission file number 0-23367
                                                -------

                     BIRNER DENTAL MANAGEMENT SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       COLORADO                          84-1307044
          --------------------------------          ------------------
            (State or other jurisdiction               (IRS Employer
          of incorporation or organization)         Identification No.)


             3801 EAST FLORIDA AVENUE, SUITE 508
                   DENVER, COLORADO                          80210
          ----------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

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

Large  accelerated  filer     Accelerated filer      Non-accelerated filer  X
                         ----                   ----                       ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
   ----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                     Shares Outstanding as of November 1, 2006
 -------------------------------      -----------------------------------------
 Common Stock, without par value                      2,101,458*

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

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART  I  -  FINANCIAL  INFORMATION
----------------------------------


Item 1.   Financial Statements                                              Page
                                                                            ----

     Unaudited Condensed Consolidated Balance Sheets as of December 31, 2005
     and September 30, 2006                                                   3

     Unaudited Condensed Consolidated Statements of Income for the Quarters
     and Nine Months Ended September 30, 2005 and 2006                        4

     Unaudited Condensed Consolidated Statements of Shareholders' Equity as
     of September 30, 2006                                                    5

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2005 and 2006                            6

     Unaudited Notes to Condensed Consolidated Financial Statements           8

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                        14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       23

Item 4.     Controls and Procedures                                          23


PART  II  -  OTHER  INFORMATION
-------------------------------


Item 1.     Legal Proceedings                                                24

Item 1A.     Risk Factors                                                    24

Item 2.     Changes in Securities and Use of Proceeds                        24

Item 5.     Other Information                                                25

Item 6.     Exhibits                                                         25

Signatures                                                                   26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,          September 30,
ASSETS                                                            2005                  2006
                                                             -------------         --------------
                                                                   **                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $     921,742         $      669,458
     Accounts receivable, net of allowance for doubtful
     accounts of $261,031 and $291,114, respectively             3,215,369              3,597,663
     Deferred tax asset                                            160,411                212,384
     Prepaid expenses and other assets                             605,599                458,151
                                                             -------------         --------------
          Total current assets                                   4,903,121              4,937,656

     PROPERTY AND EQUIPMENT, net                                 3,939,452              5,770,464

OTHER NONCURRENT ASSETS:
     Intangible assets, net                                     13,036,652             12,467,207
     Deferred charges and other assets                             154,245                181,860
                                                             -------------         --------------
          Total assets                                       $  22,033,470         $   23,357,187
                                                             =============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $   2,065,076         $    1,665,049
     Accrued expenses                                            1,110,526              1,317,392
     Accrued payroll and related expenses                        1,502,877              2,121,668
     Income taxes payable                                          175,259                207,147
     Current maturities of long-term debt                          145,150                 66,445
                                                             -------------         --------------
          Total current liabilities                              4,998,888              5,377,701

LONG-TERM LIABILITIES:
     Deferred tax liability, net                                   750,346                751,304
     Long-term debt, net of current maturities                   2,887,166              3,111,610
     Other long-term obligations                                   195,723                281,486
                                                             -------------         --------------
          Total liabilities                                      8,832,123              9,522,101

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 9)

SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value, 10,000,000 shares
     authorized; none outstanding                                        -                      -
     Common Stock, no par value, 20,000,000 shares
     authorized; 2,343,675 and  2,314,719 shares issued and
     outstanding, respectively                                   9,628,457              8,971,415
     Deferred equity compensation                                 (648,240)              (405,150)
     Retained earnings                                           4,221,130              5,268,821
                                                             -------------         --------------
          Total shareholders' equity                            13,201,347             13,835,086
                                                             -------------         --------------
          Total liabilities and shareholders' equity         $  22,033,470         $   23,357,187
                                                             =============         ==============

**  Derived from the Company's audited consolidated balance sheet at December 31, 2005.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Quarters Ended          Nine Months Ended
                                                         September 30,             September 30,
                                                    ----------------------  ------------------------
                                                       2005        2006         2005         2006
                                                    ----------  ----------  -----------  -----------
NET REVENUE:                                        $9,264,449  $9,756,186  $28,025,464  $29,988,004

DIRECT EXPENSES:
     Clinical salaries and benefits                  3,321,931   3,540,887   10,298,277   10,811,123
     Dental supplies                                   566,219     597,488    1,698,572    1,750,695
     Laboratory fees                                   588,814     635,446    1,873,120    1,960,704
     Occupancy                                         953,029   1,059,477    2,865,929    3,210,359
     Advertising and marketing                         223,387     176,830      794,984      637,763
     Depreciation and amortization                     420,998     572,788    1,261,990    1,581,250
     General and administrative                      1,074,880   1,126,326    3,047,312    3,456,569
                                                    ----------  ----------  -----------  -----------
                                                     7,149,258   7,709,242   21,840,184   23,408,463
                                                    ----------  ----------  -----------  -----------
     Contribution from dental offices                2,115,191   2,046,944    6,185,280    6,579,541

CORPORATE EXPENSES:
     General and administrative                      1,578,244(1)  948,371(1) 3,385,361(1) 3,170,644(1)
     Depreciation and amortization                      33,595      32,396      102,887       99,038
                                                    ----------  ----------  -----------  -----------
     Operating income                                  503,352   1,066,177    2,697,032    3,309,859

     Interest expense (income), net                    (13,353)     38,875      (41,220)     118,962
                                                    ----------  ----------  -----------  -----------
     Income before income taxes                        516,705   1,027,302    2,738,252    3,190,897
     Income tax expense                                102,315     394,498      990,951    1,232,604
                                                    ----------  ----------  -----------  -----------
     Net income                                     $  414,390  $  632,804  $ 1,747,301  $ 1,958,293
                                                    ==========  ==========  ===========  ===========

     Net income per share of Common Stock - Basic   $     0.17  $     0.27  $      0.74  $      0.84
                                                    ==========  ==========  ===========  ===========
     Net income per share of Common Stock - Diluted $     0.16  $     0.25  $      0.67  $      0.77
                                                    ==========  ==========  ===========  ===========
     Cash dividends per share of Common Stock       $     0.10  $     0.13  $      0.30  $      0.39
                                                    ==========  ==========  ===========  ===========
Weighted average number of shares of
Common Stock and dilutive securities:
     Basic                                           2,406,789   2,311,901    2,364,493    2,337,049
                                                    ==========  ==========  ===========  ===========
     Diluted                                         2,662,240   2,493,941    2,613,331    2,528,388
                                                    ==========  ==========  ===========  ===========

(1) Corporate expense - general and administrative includes $81,030 of deferred equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of an employees's income taxes in connection with a stock award for the quarter ended September 30, 2005, and $81,030 of deferred equity compensation for a stock award and $78,620 of stock-based compensation expense pursuant to SFAS 123 (R) for the quarter ended
     September 30, 2006. For the nine months ended September 30, 2005, corporate expenses - general and administrative includes $81,030 of deferred equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of income taxes in connection with a stock award, and for the nine months ended September 30, 2006, $243,090 of deferred equity compensation related to the stock award and $244,651 of stock-based compensation expense pursuant to SFAS 123 (R).

The accompanying notes are an integral part of these condensed consolidated financial statements.

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                            Common Stock             Deferred
                                                       -------------------------      Equity        Retained       Shareholders'
                                                        Shares          Amount     Compensation     Earnings          Equity
                                                       ---------      ----------   ------------    ----------      -------------
BALANCES, December 31, 2005                            2,343,675      $9,628,457    $(648,240)     $4,221,130       $13,201,347
     Common Stock options exercised                       59,983         224,786            -               -           224,786
     Purchase and retirement of
       Common Stock                                      (88,939)     (1,364,964)           -               -        (1,364,964)
     Tax benefit of Common Stock
       options exercised                                       -         238,485            -               -           238,485
     Dividends declared on Common
       Stock                                                   -               -            -        (910,602)         (910,602)
     Stock-based compensation expense                          -         244,651            -               -           244,651
     Amortization of deferred equity compensation              -               -      243,090               -           243,090
     Net income                                                -               -            -       1,958,293         1,958,293
                                                       ---------      ----------    ---------      ----------       -----------
BALANCES, September 30, 2006                           2,314,719      $8,971,415    $(405,150)     $5,268,821       $13,835,086
                                                       =========      ==========    =========      ==========       ===========













The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                     Page 1 of 2

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                      ---------------------------------------
                                                                          2005                       2006
                                                                      ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  1,747,301               $  1,958,293
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                  1,364,877                  1,680,288
          Stock compensation expense                                             -                    244,651
          Loss on disposition of property                                      221
          Provision for doubtful accounts                                  410,143                    562,683
          Provision for (benefit from) deferred income taxes               (48,854)                   (51,015)
          Amortization of debt issuance costs                                1,475
          Amortization of deferred equity compensation                      81,030                    243,090
     Changes in assets and liabilities net of effects
       from acquisitions:
          Accounts receivable                                           (1,326,806)                  (944,976)
          Prepaid expenses and other assets                                345,212                    147,448
          Deferred charges and other assets                                      -                    (27,615)
          Accounts payable                                                  99,151                   (400,027)
          Accrued expenses                                                (604,520)                   141,077
          Accrued payroll and related expenses                             580,416                    618,789
          Income taxes payable                                             179,917                     31,888
          Other long-term obligations                                       24,034                     85,763
                                                                      ------------               ------------
            Net cash provided by operating activities                    2,853,597                  4,290,337
                                                                      ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                            (635,091)                (1,129,880)
          Development of new dental centers                               (246,495)                (1,811,974)
                                                                      ------------               ------------
          Net cash used in investing activities                           (881,586)                (2,941,854)
                                                                      ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Advances - line of credit                                     16,162,719                 15,067,330
          Repayments - line of credit                                  (15,388,491)               (14,809,325)
          Repayment of long-term debt                                     (124,196)                  (112,266)
          Proceeds from exercise of Common Stock options                   519,496                    224,786
          Purchase and retirement of Common Stock                       (2,769,518)                (1,364,964)
          Tax benefit of Common Stock options exercised                    333,401                    238,485
          Common Stock cash dividends                                     (563,207)                  (844,813)
                                                                      ------------               ------------
            Net cash used in financing activities                       (1,829,796)                (1,600,767)
                                                                      ------------               ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                         142,215                   (252,284)
CASH AND CASH EQUIVALENTS, beginning of period                             756,181                    921,742
                                                                      ------------               ------------
CASH AND CASH EQUIVALENTS, end of period                              $    898,396               $    669,458
                                                                      ============               ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                     Page 2 of 2

            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                      ---------------------------------------
                                                                          2005                       2006
                                                                      ------------               ------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid during the year for interest                           $    136,530               $    169,487
                                                                      ============               ============
     Cash paid during the year for income taxes                       $    526,489               $  1,012,000
                                                                      ============               ============



The accompanying notes are an integral part of these condensed consolidated financial statements.


      BIRNER  DENTAL  MANAGEMENT  SERVICES,  INC.  AND  SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

(1)     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

(2)          SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices ("Offices"). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office ("Management Agreement"). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $194,848 and $187,610 for the quarter ended September 30, 2006 and 2005, respectively. Amortization was $584,446 and $562,831 for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the quarter and nine months ended September 30, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company's statement of income for the quarter ended September 30, 2006 was approximately $79,000. Total stock-based compensation expense included in the Company's statement of income for the nine months ended September 30, 2006 was approximately $245,000. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.

 The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. The expected option term was calculated using the "simplified" method permitted by Staff Accounting Bulletin 107.

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


If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share of Common Stock for the quarter and nine months ended September 30, 2005 would have been reported as follows:

                                                                 Quarter Ended       Nine Months Ended
                                                               September 30, 2005    September 30, 2005
                                                              --------------------  --------------------
Net income, as reported                                       $           414,390   $         1,747,301
Stock-based compensation included in net income                                 -                     -
Fair value of stock-based compensation,  net of income taxes              (24,550)             (182,221)
                                                              -------------------   -------------------
Pro forma net income                                          $           389,840   $         1,565,080
                                                              ===================   ===================

Net income per share of Common Stock - Basic:
  As reported                                                 $              0.17   $              0.74
  Stock-based compensation included in net income                                 -                     -
  Fair value of stock-based compensation, net of income taxes               (0.01)                (0.08)
                                                              -------------------   -------------------
  Pro forma                                                   $              0.16   $              0.66
                                                              ===================   ===================
Net income per share of Common Stock -  Diluted:
  As reported                                                 $              0.16   $              0.67
  Stock-based compensation included in net income                                 -                     -
  Fair value of stock-based compensation, net of income taxes               (0.01)                (0.07)
                                                              -------------------   -------------------
  Pro forma                                                   $              0.15   $              0.60
                                                              ===================   ===================

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly and nine month periods ended September 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly and nine month periods ended September 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly and nine month results have not been restated.

(3)          EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share."

                                                      Quarters Ended September 30,
                                ---------------------------------------------------------------------
                                                2005                              2006
                                -----------------------------------   -------------------------------
                                                         Per Share                          Per Share
                                  Income       Shares      Amount     Income     Shares       Amount
                               ------------  ---------   ---------   --------   ---------   ---------
Basic EPS:
Net income available
to shares of Common Stock      $    414,390  2,406,789    $  0.17    $632,804   2,311,901     $  0.27

Effect of dilutive shares
of Common Stock from stock
options and warrants                      -    255,451      (0.01)          -     182,040       (0.02)
                               ------------  ---------    -------    --------   ---------     -------
Diluted EPS:
Net income available to
shares of Common Stock         $    414,390  2,662,240    $  0.16    $632,804   2,493,941     $  0.25
                               ============  =========    =======    ========   =========     =======




The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2006 and 2005 relates to the effect of 182,040 and 255,451 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the quarter ended September 30 , 2006, options to purchase 69,200 shares of the Company's Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.




                                                    Nine Months Ended September 30,
                                ---------------------------------------------------------------------
                                                2005                              2006
                                -----------------------------------   -------------------------------
                                                         Per Share                          Per Share
                                  Income       Shares      Amount     Income     Shares       Amount
                               ------------  ---------   ---------   --------   ---------   ---------
Basic EPS:
Net income available to
shares of Common Stock         $  1,747,301  2,364,493    $  0.74   $1,958,293  2,337,049     $  0.84

Effect of dilutive shares
of Common Stock from stock
options and warrants                      -    248,838      (0.07)           -    191,339       (0.07)
                               ------------  ---------    -------    ---------  ---------     -------
Diluted EPS:
Net income available to
shares of Common Stock         $  1,747,301  2,613,331    $  0.67   $1,958,293  2,528,388     $  0.77
                               ============  =========    =======   ==========  =========     =======


The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2006 and 2005 relates to the effect of 191,339 and 248,838 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the nine months ended September 30 , 2006, options to purchase 158,200 shares of the Company's Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

(4)     STOCK-BASED  COMPENSATION  PLANS

At the Company's June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan ("2005 Plan"), which reserved 300,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of September 30, 2006, there were 60,800 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company's Board of Directors (the "Committee"). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of September 30, 2006, there were 303,733 vested options outstanding and 87,666 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan ("Dental Center Plan") was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices ("P.C.s") that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or are an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of September 30, 2006, there were 14,000 vested options outstanding and no unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

                                      Quarters Ended         Nine Months Ended
                                       September 30,           September 30,
                                     ------------------      ------------------
Valuation Assumptions (1)            2005         2006       2005         2006
                                     -----        -----      -----        -----
Expected life (2)                      4.5          5.8        3.4          5.5
Risk-free interest rate (3)          4.37%        4.87%      3.68%        4.87%
Expected volatility (4)                50%          65%        35%          61%
Expected dividend yield              2.25%        2.98%      2.72%        3.03%
`

_____________________________
(1) Beginning on the date of adoption of SFAS 123(R), on January 1, 2006, forfeitures are estimated based on historical experience.
(2) The expected life, in years, of stock options is estimated using the simplified-method calculation.
(3) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock option
(4) The expected volatility is estimated based on historical and current stock price data for the Company.

A summary of option activity as of September 30, 2006, and changes during the nine months then ended, is presented below:

                                                                                            Weighted-Average     Aggregate
                                                                                               Remaining         Intrinsic
                                       Number of      Weighted-Average       Range of         Contractual          Value
                                        Options        Exercise Price     Exercise Prices     Term (years)      (thousands)
                                       ---------      ----------------    ---------------   ----------------    -----------
Outstanding at December 31, 2005        655,382            $10.42         $ 1.00 - $19.37
  Granted                                27,200            $15.83         $14.81 - $19.75
  Exercised                              59,983            $ 3.75         $ 1.00 - $13.00
  Forfeited                              38,000            $14.92         $12.50 - $17.61
                                        -------            ------         ---------------
Outstanding at September 30, 2006       584,599            $11.06         $ 4.80 - $19.75         3.7             $6,467
                                        =======            ======         ===============         ===             ======
Exercisable at September 30, 2006       318,733            $ 7.01         $ 4.80 - $17.81         2.1             $2,235
                                        =======            ======         ===============         ===             ======



The weighted average grant date fair value of options granted was $7.24 per option and $2.60 per option during the nine months ended September 30, 2006 and 2005, respectively. Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2006 and 2005 were $224,786 and $519,496, respectively. The associated income tax benefit from stock options exercised during the nine months ended September 30, 2006 and 2005 was $238,485 and $333,401, respectively. As of the date of exercise, the total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $ 868,298 and $1.3 million, respectively. As of September 30, 2006, there was $1.3 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.55 years.


(5)     RESTRICTED  STOCK  GRANT

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company's Chairman and Chief Executive Officer (the "Employee"). In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of September 30, 2006, there was approximately $405,000 of unrecognized compensation expense related to the restricted stock grant. The expense is expected to be recognized over a period of 1.25 years.

A summary of the vesting status of the shares of restricted stock as of September 30, 2006, and the changes during the nine months then ended, is presented below:


                                                 Nine Months Ended
                                                 September 30, 2006
                                     -----------------------------------------------
                                         Number of               Weighted-Average
                                     Restricted Shares         Grant-Date Fair Value
                                     -----------------         ---------------------
Non-vested at December 31, 2005            60,000                   $     13.51
Granted                                         -                             -
Vested                                    (20,000)                        13.51
Forfeited                                       -                             -
                                          -------                   -----------
Non-vested at September 30, 2006           40,000                   $     13.51
                                          =======                   ===========

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

(7)      LINE OF CREDIT

On April 25, 2006, the Company amended its bank line of credit ("Credit Facility"). The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million (an increase from $5.0 million) at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. The amended Credit Facility expires on May 31, 2008. At September 30, 2006, the Company had $3.1 million outstanding and $3.9 million available for borrowing under the Credit Facility. This consisted of $1.3 million outstanding under the Base Rate option and $1.8 million outstanding under the LIBOR rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

 (8)     CAPITAL  EXPENDITURES

The Company's retained earnings as of September 30, 2006 were approximately $5.3 million, and the Company had a working capital deficit on that date of approximately $440,000. During the quarter ended September 30, 2006, the Company had capital expenditures of approximately $843,000 and purchased approximately $16,000 of Common Stock while decreasing total bank debt by approximately $261,000.

(9)     DUTCH  AUCTION  TENDER  OFFER  AND  TERM  LOAN

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company's "dutch auction" tender offer ("Tender Offer"). The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan ("Term Loan"). Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 60 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The term loan matures on September 30, 2011.

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

GENERAL

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2005 and 2006. This information should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

The Company was formed in May 1995 and currently manages 60 Offices in Colorado, New Mexico and Arizona staffed by 80 general dentists and 30 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the "Adjusted Gross Center Revenue" of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office (other than dentist and hygienist salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company, including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and
(x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, except for the compensation of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

RESULTS  OF  OPERATIONS

For the three months ended September 30, 2006, Revenue increased $991,000, or 7.5%, to $14.3 million compared to $13.3 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, net revenue increased $492,000, or 5.3%, to $9.8 million compared to $9.3 million for the three months ended September 30, 2005.

For the three months ended September 30, 2006, net income increased 52.7% to $633,000, or $.25 per share compared to $414,000, or $.16 per share for the same period of 2005. Net income for the three months ended September 30, 2006, includes a before-tax expense of $78,620 pursuant to SFAS 123 (R) versus no such expense in the third quarter of 2005. Net income for the three months ended September 30, 2005, includes a one-time before-tax expense of $586,000 for the reimbursement of income taxes related to a stock award.

For the nine months ended September 30, 2006, Revenue increased $3.4 million, or 8.6%, to $43.4 million compared to $40.0 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net revenue increased $2.0 million, or 7.0%, to $30.0 million compared to $28.0 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, net income increased 12.1% to $2.0 million, or $.77 per share compared to $1.7 million, or $.67 per share for the same period of 2005. Net income for the nine months ended September 30, 2006, includes a before-tax expense of $244,651 pursuant to SFAS 123 (R) and $243,000 of deferred equity compensation for a stock award compared to, for the nine months ended September 30, 2005, a one-time before-tax expense of $586,000 for the reimbursement of income taxes related to a stock award and $81,000 of deferred equity compensation for a stock award.

In August 2006 the Company opened two de novo Offices. One in the Phoenix, Arizona market and one in the Albuquerque, New Mexico market.

The Company continues to generate strong cash flow from operations. During the first nine months of 2006, the Company purchased $1.4 million of its outstanding Common Stock, incurred $2.9 million in capital expenditures, paid $845,000 in dividends, and repaid $112,000 of long term debt while increasing borrowings under its bank line of credit ("Credit Facility") by $258,000.

Revenue is total dental group practice revenue generated at the Company's Offices from professional services provided to its patients. Amounts retained by dental Offices represents compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a U.S. generally accepted accounting principles ("GAAP") measure. The Company discloses Revenue because it is a critical component for management's evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company's operating performance that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue.


                                                      Quarters Ended                  Nine Months Ended
                                                       September 30,                     September 30,
                                           -------------------------------------  ----------------------------
                                                 2005               2006              2005           2006
                                           ----------------  -------------------  -------------  -------------
Total dental group practice revenue        $    13,292,104   $       14,282,765   $ 39,987,027   $ 43,429,434
Less - amounts retained by dental Offices       (4,027,655)          (4,526,579)   (11,961,563)   (13,441,430)
                                           ---------------   ------------------   ------------   ------------
Net revenue                                $     9,264,449   $        9,756,186   $ 28,025,464   $ 29,988,004
                                           ===============   ==================   ============   ============

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


            BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   Quarters Ended                     Nine Months Ended
                                                    September 30,                        September 30,
                                             ----------------------------           ------------------------
                                              2005                 2006              2005             2006
                                             -------              -------           -------          -------
NET REVENUE:                                 100.0 %              100.0 %           100.0 %          100.0 %

DIRECT EXPENSES:
  Clinical salaries and benefits              35.9 %               36.3 %            36.7 %           36.1 %
  Dental supplies                              6.1 %                6.1 %             6.1 %            5.8 %
  Laboratory fees                              6.4 %                6.5 %             6.7 %            6.5 %
  Occupancy                                   10.3 %               10.9 %            10.2 %           10.7 %
  Advertising and marketing                    2.4 %                1.8 %             2.8 %            2.1 %
  Depreciation and amortization                4.5 %                5.9 %             4.5 %            5.3 %
  General and administrative                  11.6 %               11.5 %            10.9 %           11.5 %
                                             -------              -------           -------          -------
                                              77.2 %               79.0 %            77.9 %           78.1 %

                                             -------              -------           -------          -------
  Contribution from dental offices            22.8 %               21.0 %            22.1 %           21.9 %

CORPORATE EXPENSES:
  General and administrative                  17.0 % (1)            9.7 % (1)        12.1 % (1)       10.6 % (1)
  Depreciation and amortization                0.4 %                0.3 %             0.4 %            0.3 %
                                             -------              -------           -------          -------
  Operating income                             5.4 %               10.9 %             9.6 %           11.0 %

  Interest expense (income), net             ( 0.1)%                0.4 %           ( 0.1)%            0.4 %
                                             -------              -------           -------          -------
  Income before income taxes                   5.6 %               10.5 %             9.8 %           10.6 %
  Income tax expense                           1.1 %                4.0 %             3.5 %            4.1 %
                                             -------              -------           -------          -------
  Net income                                   4.5 %                6.5 %             6.2 %            6.5 %
                                             =======              =======           =======          =======


(1) Corporate expense - general and administrative includes $81,030 of deferred equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of an employee's income taxes in connection with a stock award for the quarter ended September 30, 2005, and $81,030 of deferred equity compensation for a stock award and $78,620 of stock-based compensation expense pursuant to SFAS 123 (R) for the quarter ended
     September 30, 2006. For the nine months ended September 30, 2005, corporate expenses - general and administrative includes $81,030 of deferred equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of income taxes in connection with a stock award, and for the nine months ended September 30, 2006, $243,090 of deferred equity compensation related to the stock award and $244,651 of stock-based compensation expense pursuant to SFAS 123 (R).

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005:

Net revenue. For the three months ended September 30, 2006, net revenue increased $492,000, or 5.3%, to $9.8 million compared to $9.3 million for the three months ended September 30, 2005. This increase is attributable to increases at existing offices as well as additional net revenue generated by the five de novo Offices opened since September 30, 2005.

Clinical salaries and benefits. For the three months ended September 30, 2006, clinical salaries and benefits increased $219,000, or 6.6%, to $3.5 million compared to $3.3 million for the three months ended September 30, 2005. This increase was primarily due to additional employees at the de novo Offices opened since September 30, 2005, as well as annual wage increases that became effective February 1, 2006. As a percentage of net revenue, clinical salaries and benefits increased to 36.3% for the three months ended September 30, 2006 compared to 35.9% for the three months ended September 30, 2005.

Dental supplies. For the three months ended September 30, 2006, dental supplies increased to $597,000 compared to $566,000 for the three months ended September 30, 2005, an increase of $31,000 or 5.5%. As a percentage of net revenue, dental supplies remained constant at 6.1% for the three months ended September 30, 2006 and 2005.

Laboratory fees. For the three months ended September 30, 2006, laboratory fees increased to $635,000 compared to $589,000 for the three months ended September 30, 2005, an increase of $47,000 or 7.9%. As a percentage of net revenue, laboratory fees increased to 6.5% for the three months ended September 30, 2006 compared to 6.4% for the three months ended September 30, 2005.

Occupancy. For the three months ended September 30, 2006, occupancy expense increased to $1.1 million compared to $953,000 for the three months ended September 30, 2005, an increase of $106,000 or 11.2%. This increase was primarily due to the opening of five de novo Offices since September 30, 2005, the expansion of one existing office and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period. As a percentage of net revenue, occupancy expense increased to 10.9% for the three months ended September 30, 2006 compared to 10.3% for the three months ended September 30, 2005. Advertising and marketing. For the three months ended September 30, 2006, advertising and marketing expense decreased to $177,000 compared to $223,000 for the three months ended September 30, 2005, a decrease of $47,000 or 20.8%. This decrease is attributable to a shift in the Company's television and print advertising from the relatively expensive Denver, Colorado market in 2005 to the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. As a percentage of net revenue, advertising and marketing decreased to 1.8% for the three months ended September 30, 2006 compared to 2.4% for the three months ended September 30, 2005.

Depreciation and amortization-Offices. For the three months ended September 30, 2006, depreciation and amortization expenses attributable to the Offices increased to $573,000 compared to $421,000 for the three months ended September 30, 2005, an increase of $152,000 or 36.1%. The increase in the Company's depreciable asset base is a result of tenant improvements and new equipment purchases for five de novo Offices opened since September 30, 2005, the expansion of three existing Offices and increased capital purchases for specialty services. As a percentage of net revenue, depreciation and amortization increased to 5.9% for the three months ended September 30, 2006 compared to 4.5% for the three months ended September 30, 2005.

General and administrative-Offices. For the three months ended September 30, 2006 and 2005, general and administrative expenses attributable to the Offices remained constant at $1.1 million. As a percentage of net revenue, general and administrative expenses decreased to 11.5% for the three months ended September 30, 2006 compared to 11.6% for the three months ended September 30, 2005. Contribution from dental Offices. As a result of the above, contribution from dental Offices decreased $68,000, or 3.2%, to $2.0 million for the three months ended September 30, 2006 compared to $2.1 million for the three months ended September 30, 2005. As a percentage of net revenue, contribution from dental offices decreased to 21.0% for the three months ended September 30, 2006 compared to 22.8% for the three months ended September 30, 2005.

Corporate expenses - general and administrative. For the three months ended September 30, 2006, corporate expenses - general and administrative decreased to $948,000 compared to $1.6 million for the three months ended September 30, 2005, a decrease of $630,000 or 39.9%. This decrease is primarily related to a one time expense of approximately $586,000 in the third quarter of 2005 associated with the reimbursement of personal income taxes to the Company's Chairman and Chief Executive Officer related to a 60,000 share restricted stock award on July 1, 2005 and a decrease of approximately $66,000 in executive bonuses in the third quarter of 2006, partially offset by an increase of approximately $79,000 in the third quarter of 2006 in stock-based compensation expense related to the adoption of SFAS 123(R), "Share-Based Payment" on January 1, 2006. The remainder of the difference was primarily due to increases in occupancy, contract labor, and travel expenses. As a percentage of net revenue, corporate expenses - general and administrative decreased to 9.7% for the three months ended September 30, 2006 compared to 17.0% for the three months ended September 30, 2005.

Corporate expenses - depreciation and amortization. For the three months ended September 30, 2006, corporate expenses - depreciation and amortization decreased $2,000, or 3.6%, to $32,000 compared to $34,000 for the three months ended September 30, 2005. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.3% for the three months ended September 30, 2006 from 0.4% for the three months ended September 30, 2005. Operating income. As a result of the revenue and expenses discussed above, the Company's operating income increased by $563,000, or 111.8% to $1.1 million for the three months ended September 30, 2006 compared to $503,000 for the three months ended September 30, 2005. As a percentage of net revenue, operating income increased to 10.9% for the three months ended September 30, 2006 compared to 5.4% for the three months ended September 30, 2005.

Interest expense/(income), net. For the three months ended September 30, 2006, interest expense increased to $39,000 compared to ($13,000) for the three months ended September 30, 2005, an increase of $52,000. This increase in interest expense is attributable to higher interest expense on the Company's Credit Facility due to increased rates and increased balances on the credit line and lower charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, increased to 0.4% for the three months ended September 30, 2006 compared to (0.1)% for the three months ended September 30, 2005.

Net income. As a result of the above, the Company's net income was $633,000 for the three months ended September 30, 2006 compared to net income of $414,000 for the three months ended September 30, 2005, an increase of $218,000 or 52.7%. Net income for the three months ended September 30, 2006 was net of income tax expense of $394,000 while net income for the three months ended September 30, 2005 was net of income tax expense of $102,000. As a percentage of net revenue, net income increased to 6.5% for the three months ended September 30, 2006 compared to 4.5% for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005:

Net revenue. For the nine months ended September 30, 2006, net revenue increased $2.0 million, or 7.0%, to $30.0 million compared to $28.0 million for the nine months ended September 30, 2005. This increase is attributable to increases at existing offices as well as additional net revenue generated by the five de novo Offices opened since September 30, 2005.

Clinical salaries and benefits. For the nine months ended September 30, 2006, clinical salaries and benefits increased $513,000, or 5.0%, to $10.8 million compared to $10.3 million for the nine months ended September 30, 2005. This increase was primarily due to additional employees at the de novo Offices opened since September 30, 2005, as well as annual wage increases that became effective February 1, 2006. As a percentage of net revenue, clinical salaries and benefits decreased to 36.1% for the nine months ended September 30, 2006 compared to 36.8% for the nine months ended September 30, 2005.

Dental supplies. For the nine months ended September 30, 2006, dental supplies increased to $1.8 million compared to $1.7 million for the nine months ended September 30, 2005, an increase of $52,000 or 3.1%. As a percentage of net revenue, dental supplies decreased to 5.8% for the nine months ended September 30, 2006 compared to 6.1% for the nine months ended September 30, 2005. Laboratory fees. For the nine months ended September 30, 2006, laboratory fees increased $88,000 or 4.7%, to $2.0 million compared to $1.9 million for the nine months ended September 30, 2005. As a percentage of net revenue, laboratory fees decreased to 6.5% for the nine months ended September 30, 2006 compared to 6.7% for the nine months ended September 30, 2005.

Occupancy. For the nine months ended September 30, 2006, occupancy expense increased to $3.2 million compared to $2.9 million for the nine months ended September 30, 2005, an increase of $344,000 or 12.0%. This increase was primarily due to the opening of five de novo Offices since September 2005 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period. As a percentage of net revenue, occupancy expense increased to 10.7% for the nine months ended September 30, 2006 compared to 10.2% for the nine months ended September 30, 2005.

Advertising and marketing. For the nine months ended September 30, 2006, advertising and marketing expenses decreased to $638,000 compared to $795,000 for the nine months ended September 30, 2005, a decrease of $157,000 or 19.8%. This decrease is attributable to a shift in the Company's television and print advertising from the relatively expensive Denver, Colorado market in 2005 to the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. As a percentage of net revenue, advertising and marketing decreased to 2.1% for the nine months ended September 30, 2006 compared to 2.8% for the nine months ended September 30, 2005.

Depreciation and amortization-Offices. For the nine months ended September 30, 2006, depreciation and amortization expenses attributable to the Offices increased to $1.6 million compared to $1.3 million for the nine months ended September 30, 2005, an increase of $319,000 or 25.3%. The increase in the Company's depreciable asset base is a result of tenant improvements and new equipment purchases for five de novo Offices opened since September 30, 2005, the expansion of three existing Offices and increased capital purchases for specialty services. As a percentage of net revenue, depreciation and amortization increased to 5.3% for the nine months ended September 30, 2006 compared to 4.5% for the nine months ended September 30, 2005.

General and administrative-Offices. For the nine months ended September 30, 2006, general and administrative expenses attributable to the Offices increased to $3.5 million compared to $3.0 million for the nine months ended September 30, 2005, an increase of $409,000 or 13.4%. This increase in general and administrative expenses is primarily attributable to higher write offs of uncollectible accounts receivables and increased costs for travel, legal fees, office supplies and increased recruiting fees. As a percentage of net revenue, general and administrative expenses increased to 11.5% for the nine months ended September 30, 2006 compared to 10.9% for the nine months ended September 30, 2005.

Contribution from dental Offices. As a result of the above, contribution from dental Offices increased $394,000, or 6.4%, to $6.6 million for the nine months ended September 30, 2006 compared to $6.2 million for the nine months ended September 30, 2005. As a percentage of net revenue, contribution from dental Offices decreased to 21.9% for the nine months ended September 30, 2006 compared to 22.1% for the nine months ended September 30, 2005.

Corporate expenses - general and administrative. For the nine months ended September 30, 2006, corporate expenses - general and administrative decreased to $3.2 million compared to $3.4 million for the nine months ended September 30, 2005, a decrease of $215,000 or 6.3%. This decrease is primarily related to a one time expense of approximately $586,000 in the 2005 period associated with the reimbursement of personal income taxes to the Company's Chairman and Chief Executive Officer related to a 60,000 share restricted stock award on July 1, 2005 and decrease of approximately $67,000 in executive bonuses in the 2006 period, partially offset by an increase of approximately $245,000 in stock-based compensation expense related to the adoption of SFAS 123(R), "Share-Based Payment" on January 1, 2006. The remainder of the difference was primarily due to increases in computer maintenance, legal fees, office supplies and travel expenses. As a percentage of net revenue, corporate expenses - general and administrative decreased to 10.6% for the nine months ended September 30, 2006 compared to 12.1% for the nine months ended September 30, 2005.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2006, corporate expenses - depreciation and amortization decreased by $4,000 to $99,000 compared to $103,000 for the nine months ended September 30, 2005. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.3% for the nine months ended September 30, 2006 compared to 0.4% for the nine months ended September 30, 2005.

Operating income. As a result of the revenue and expenses discussed above, the Company's operating income increased to $3.3 million compared to $2.7 million for the nine months ended September 30, 2005, an increase of $613,000 or 22.7%. As a percentage of net revenue, operating income increased to 11.0% for the nine months ended September 30, 2006 compared to 9.6% for the nine months ended September 30, 2005.

Interest expense/(income), net. For the nine months ended September 30, 2006, interest expense increased to $119,000 compared to ($41,000) for the nine months ended September 30, 2005, an increase of $160,000. This increase in interest expense is attributable to higher interest expense on the Company's Credit Facility due to increased interest rates and increased balances on the credit line and lower charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense/(income), net, increased to 0.4% for the nine months ended September 30, 2006 compared to (0.1)% for the nine months ended September 30, 2005.

Net income. As a result of the above, the Company's net income was $2.0 million compared to $1.7 million for the nine months ended September 30, 2005, an increase of $211,000 or 12.08%. Net income for the nine months ended September 30, 2006 was net of income tax expense of $1.2 million while net income for the nine months ended September 30, 2005 was net of income tax expense of $991,000. As a percentage of net revenue, net income increased to 6.5% for the nine months ended September 30, 2006 compared to 6.2% for the nine months ended September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and, from time to time, seller notes issued in dental practice acquisitions. As of September 30, 2006, the Company had a working capital deficit of approximately $440,000.

Net cash provided by operating activities was approximately $4.3 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively. During the 2006 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $360,000, a decrease in prepaid expenses and other assets of approximately $147,000, an increase in other long-term obligations of approximately $86,000 and an increase in income taxes payable of approximately $32,000, offset by an increase in accounts receivable of approximately $945,000. During the 2005 period, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $75,000, a decrease in prepaid expenses and other assets of approximately $345,000 and, an increase in income taxes payable of approximately $180,000, offset by an increase in accounts receivable of approximately $1.3 million.

Net cash used in investing activities was approximately $2.9 million and $882,000 for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, the Company invested approximately $1.1 million in the purchase of additional property and equipment and approximately $1.8 million in the development of de novo Offices. For the nine months ended September 30, 2005, the Company invested approximately $635,000 in the purchase of additional property and equipment and $246,000 in the development of de novo Offices.

Net cash used in financing activities was approximately $1.6 million, for the nine months ended September 30, 2006 and $1.8 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, net cash used in financing activities was comprised of approximately $1.4 million used in the purchase and retirement of Common Stock, approximately $845,000 for the payment of dividends and approximately $112,000 used in the repayment of long-term debt, partially offset by approximately $258,000 advanced from the Company's Credit Facility, approximately $225,000 in proceeds from the exercise of Common Stock options and $238,000 in tax benefit of Common Stock options exercised. During the nine months ended September 30, 2005, net cash used in financing activities was comprised of approximately $2.8 million used in the purchase and retirement of Common Stock, approximately $124,000 for the repayment of long-term debt and approximately $563,000 for the payment of dividends, partially offset by approximately $519,000 in proceeds from the exercise of Common Stock options, $333,000 in tax benefit of Common Stock options exercised, and $774,000 advanced from the Credit Facility.

On April 25, 2006, the Company amended the Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million (an increase from $5.0 million) at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option. The lender's Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. The amended Credit Facility expires on May 31, 2008. At September 30, 2006, the Company had $3.1 million outstanding and $3.9 million available for borrowing under the Credit Facility. This consisted of $1.3 million outstanding under the Base Rate option and $1.8 million outstanding under the LIBOR rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At September 30, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

The Company's retained earnings as of September 30, 2006 were approximately $5.3 million. The Company expects increased costs over the next 12 to 18 months as it prepares to comply with Sarbanes-Oxley Act Section 404.

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn in the Tender Offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the tender offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance the Tender Offer. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 60 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The term loan expires September 30, 2011.

The Company's earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation ("Adjusted EBITDA") increased $749,000, or 15.8% to $5.5 million for the nine months ended September 30, 2006 compared to $4.7 million for the corresponding nine month period in 2005. Adjusted EBITDA for the three months and nine months ended September 30, 2005 includes an add-back of a one-time cash expense equal to $586,000 related to the reimbursement of income taxes for an award of restricted stock. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense - corporate, amortization of equity compensation, stock-based compensation related to SFAS 123(R), interest expense/(income), net and income tax expense to net income as in the table below.

                                                                 Quarters                Nine Months
                                                           Ended September 30,        Ended September 30,
                                                       ---------------------------  -----------------------
                                                           2005           2006         2005         2006
                                                       ------------   ------------  -----------  ----------
RECONCILIATION OF ADJUSTED EBITDA:
Net income                                             $    414,390   $    632,804  $1,747,301   $1,958,293
Depreciation and amortization - Offices                     420,998        572,788   1,261,990    1,581,250
Depreciation and amortization - Corporate                    33,595         32,396     102,887       99,038
Amortization of deferred equity compensation expense         81,030         81,030      81,030      243,090
Stock-based compensation expense related to                       -         78,620           -      244,651
SFAS 123 (R)
Interest expense/(income), net                              (13,353)        38,875     (41,220)     118,962
Income tax expense                                          102,315        394,498     990,951    1,232,604
                                                       ------------   ------------  -----------  ----------
Adjusted EBITDA                                           1,038,975      1,831,011   4,142,939    5,477,888
                                                       ------------   ------------  -----------  ----------
Reimbursement of income taxes related
to restricted stock grant                                   585,844              -     585,844            -
                                                       ------------   ------------  -----------  ----------
Adjusted EBITDA before reimbursement of
income taxes related to restricted stock grant         $  1,624,819   $  1,831,011  $4,728,783   $5,477,888
                                                       ============   ============  ==========   ==========


As of September 30, 2006, the Company had the following known contractual obligations:

                                                                           Payments due by Period
                                                         ------------------------------------------------------------
                                            Total        Less than 1 year     1-3 years   3-5 years  More than 5 years
                                          ----------     ----------------     ---------   ---------  -----------------
Long-term debt obligations               $ 3,178,055       $   66,445        $3,111,610  $        -      $     -
Operating lease obligations                8,249,105        2,720,211         3,841,901   1,592,334       94,659
Other long-term liabilities reflected on
  the balance sheet under GAAP               345,060           63,573           169,775     110,163        1,549
                                         -----------       ----------        ----------  ----------      -------
Total                                    $11,772,220       $2,850,229        $7,123,286  $1,702,497      $96,208
                                         ===========       ==========        ==========  ==========      =======

The Company from time to time may purchase its Common Stock on the open market. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. In January 2005, the Company purchased 40,000 shares of its Common Stock through a private transaction that was approved by the Board of Directors. On March 17, 2005, the Board of Directors authorized the Company to increase by $500,000 the amount available to make open market purchases of its Common Stock. In April 2005, the Company purchased 127,364 shares of Common Stock in a private transaction that was previously approved by the Board of Directors. On September 12, 2005, the Board of Directors authorized the Company to increase by $1.0 million the amount available to make open market purchases of its Common Stock. On November 28, 2005, the Board of Directors authorized the Company to increase by an additional $1.5 million the amount available to make open market purchases of its Common Stock. During the nine months ended September 30, 2006, the Company, in 49 separate transactions, purchased 88,939 shares of its Common Stock for total consideration of approximately $1.4 million at prices ranging from $15.00 to $18.10 per share. In April 2006, the Company purchased 54,250 shares of its Common Stock through a private transaction that was approved by the Board of Directors. As of September 30, 2006, approximately $600,000 of the previously authorized amount was available for open market purchases. There is no expiration date on these plans. Such purchases may be made from time to time as the Company's management deems appropriate.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in interest rates. Historically, and as of September 30, 2006, the Company has not used derivative instruments or engaged in hedging activities.
Interest Rate Risk. The interest payable on the Credit Facility is variable based upon the lender's Base Rate and the LIBOR rate and, therefore, is affected by changes in market interest rates. At September 30, 2006, the Company had $1.3 million outstanding with an interest rate of 8.25% under the Base Rate option and $1.8 million outstanding with an interest rate of 6.87% under the LIBOR rate option. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the Company's interest rate would have resulted in additional interest expense of approximately $22,000 for the nine months ended September 30, 2006.

ITEM  4.  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2006. On the basis of this review, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2006 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

The following chart provides information regarding Common Stock purchases by the Company during the period July 1, 2006 through September 30, 2006.

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                           Total Number       Approximate Dollar
                                                                                            Of Shares         Value Of Shares
                                                                                           Purchased as        That May Yet Be
                                                       Total Number      Average Price   Part of Publicly      Purchased Under
                                                         Of Shares         Paid per       Announced Plans       the Plans or
               Period                                    Purchased          Share           or Programs           Programs
--------------------------------------------           ------------      -------------   ----------------     ------------------

July 1, 2006 through July 30, 2006                          999             $16.00               999             $599,618
August 1, 2006 through August 31, 2006                        -                  -                 -             $599,618
September 1, 2006 through September 30, 2006                  -                  -                 -             $599,618
                                                            ---             ------               ---
Total                                                       999             $16.00               999



All purchases were made on the open market and were pursuant to publicly announced plans approved by the Board of Directors. As of September 30, 2006, there was approximately $599,618 available for the purchase of the Company's Common Stock under publicly announced plans that have been approved by the Board of Directors. There is no expiration date on these plans. Such purchases may be made from time to time, as the Company's management deems appropriate.

------
ITEM  5.  OTHER  INFORMATION

On August 1, 2006, the Company consolidated two of its Phoenix, Arizona Offices, Perfect Teeth/Shea and Perfect Teeth/Bell Road, into one office. The consolidated Office is located at the Perfect Teeth/Bell Road location.

ITEM  6.   EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
------        -----------------------


3.1 Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement of Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

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




                    BIRNER DENTAL MANAGEMENT SERVICES, INC.



Date:  November 14, 2006       By:  /s/ Frederic W.J. Birner
                                    ------------------------
                             Name:  Frederic W.J. Birner
                            Title:  Chairman of the Board and Chief Executive
                                    Officer
                                    (Principal Executive Officer)


Date:  November 14, 2006       By:  /s/ Dennis N. Genty
                                    -------------------
                             Name:  Dennis N. Genty
                            Title:  Chief Financial Officer, Secretary, and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)