Form 10-K
period 2006-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2007-04-02
CIK 948072

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1307044 (IRS Employer Identification No.)

3801 EAST FLORIDA AVENUE, SUITE 508 DENVER, COLORADO (Address of principal executive offices)	80210 (Zip Code)

Registrant’s telephone number: (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]    No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Ruler 12b-2 or the Exchange Act.

Large accelerated filer [ ]      Accelerated filer         Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]    No [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class Common Stock, without par value	Shares Outstanding as of March 26, 2007 2,123,082

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant computed by reference to the last reported sale price of its Common Stock as of June 30, 2006, the last business day of the Registrant’s most recent completed second fiscal quarter, was $21,876,840. This calculation assumes that certain parties may be affiliates of the Registrant and that 1,411,409 shares of Common Stock are held by non-affiliates.

On July 13, 2005, the Company announced that its Board of Directors had declared a 2-for-1 stock split of its common stock. The 2-for-1 stock split, which was effected as a dividend, was distributed on August 8, 2005, to shareholders of record at the close of business on August 1, 2005. The stock split increased the number of shares outstanding on August 8, 2005 from 1,210,295 to 2,420,590. All shares and earnings per share calculations for all periods in this document reflect the effect of the stock split.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10,11,12, 13 and 14) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1., “Business,” Item 1A., “Risk Factors,” Item 5., “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental practices, the ability of the Company to manage effectively an increasing number of dental practices, the general economy of the United States and the specific markets in which the Company’s dental practices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors,” and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

General

The Company develops, acquires and provides business services to geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With its 43 dental practices (“Offices”) in Colorado and nine Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico. The Company currently provides business services to 60 Offices, of which 35 were acquired and 25 were developed internally (“de novo Offices”). The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to $86.6 billion in 2005. CMS also projects that dental expenditures will reach approximately $163.4 billion by 2016, representing an increase of approximately 88.7% over 2005 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

Patient Services

The Company’s affiliated Offices seek to develop long-term relationships with patients. Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including state-of-the-art gold, porcelain and composite inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery pediatrics, endodontics and periodontics, which are available at certain of the Company’s Offices. Affiliated specialists rotate through certain Offices of the Company providing these services. By offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of professionals and facilities.

Dental Practice Management Model

The Company has developed a dental practice management model designed to achieve its goal of providing personalized, high-quality dental care in a patient friendly setting similar to that found in a traditional private practice. The Company’s dental practice management model consists of the following components:

Recruiting of Dentists. The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Advantages to dentists affiliated with the Company also include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation, and payment of professional membership fees and malpractice insurance. The Company’s effort to recruit managing dentists is primarily focused on dentists with three or more years of practice experience. From time to time, the Company will recruit associate dentists graduating from residency programs.

The Company advertises for the dentists it seeks in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company has found that its existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees. The Company has developed a formalized training program for non-dental employees, which is conducted by the Company’s staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements. The Company also offers formalized mandatory training programs for employees regarding the CFR Title 29 Occupational Safety and Health Act (OSHA), CFR Title 40 Environmental Protection Agency, State dental practice law, State and local regulations and the Health Insurance Portability and Accountability Act (HIPAA) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company’s formalized training program. Company regional directors also meet with the Company’s senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and ongoing meetings with employees have contributed to an improvement in the operations at its Offices.

Staffing Model. The Company’s staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office’s revenue level. Staffing at mature Offices can vary based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth as provided in the staffing model developed by the Company. The Company currently has a staff of four regional directors in Colorado, one regional director for New Mexico and one regional director for Arizona. These regional directors are each responsible for between nine and 14 Offices. These directors oversee operations, training and development of non-dental employees, recruiting and work to implement the Company’s dental practice management model.

Management Information Systems. The Company has a networked management information system, which allows the Company to receive uniform data that can be analyzed easily in order to measure and improve operating performance in the Offices. The Company’s system enables it to maintain on-line contact with each of its Offices and allows the Company to monitor the Offices by obtaining real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections. The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve the Office’s performance.

Advertising and Marketing. The Company seeks to increase patient volume at its Offices through television, print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company’s affiliated dentists. During 2006, the Company’s television and print advertising emphasized the New Mexico and Colorado Springs, Colorado markets. During 2005, the Company’s television and print advertising focused on the Denver, Colorado market.

Quality Assurance. The Company has designed and implemented a quality assurance program for dental personnel, including a background check. Each affiliated dentist is a graduate of an accredited dental program, and most State licensing authorities require dentists to undergo annual training. The dentists and hygienists practicing at the Offices obtain a portion of their required continuing education through the Company’s internal training programs.

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

Payor Mix

The Company’s payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients. The Company seeks to supplement its fee-for-service business with revenue derived from contracts with capitated managed dental care plans. The Company negotiates the managed care contracts on behalf of the professional corporations that operate the Offices (the “P.C.s”), and the P.C.s enter into the contracts with the various managed care plans.

Capitated managed dental care plans accounted for 33.5% of the Company’s total dental group practice revenue in 2006. During the years ended December 31, 2004, 2005, and 2006, the Company derived the corresponding percentages of total dental group practice revenue from the following listed companies’ capitated managed dental care plans (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 8.0%, 7.8% and 9.9% respectively, CIGNA Dental Health was responsible for 6.9%, 7.2% and 7.5% respectively, and Fortis Benefits Insurance Company was responsible for 4.6%, 4.1% and 4.0% respectively.

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company’s dental practice management model provides managing dentists the autonomy and independence of a private family practice setting without the capital commitment and without the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients. The managing dentist retains the responsibilities of team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in his or her Office. The managing dentist exercises his or her own clinical judgment in matters of patient care. In addition, managing dentists have a financial incentive to improve the operating performance of their Offices through a bonus based upon the operating performance of the Office.

When the revenues of an Office justify expansion, associate dentists can be added to the team. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Expansion Program

Since its formation in May 1995, the Company has acquired 42 practices, including six practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the six practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 26 de novo Offices (including one practice that was consolidated with an existing Office).  During 2006, the Company opened four de novo Offices; two in Phoenix, Arizona and one each in the Denver, Colorado and Albuquerque, New Mexico markets.

The Company expects to increase revenue in existing markets by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the expansion of specialty services and the aggressive recruitment of additional dentists and hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in an Office so that more patients can be treated by the Company’s affiliated dentists, hygienists and staff. Also, the Company has completed 26 de novo Office openings and continues to look for potential future development sights. Furthermore, the Company evaluates potential acquisition candidates, from time to time, and if it finds one that is suitable for its dental practice management model, it may consummate such acquisition.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C., which is owned by one of four different licensed dentists affiliated with the Company. The Company’s President, Mark A. Birner, DDS, is one of the four dentists and individually owns 50 P.C.s. The Company has entered into agreements with the owners of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company. These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

One licensed dentist who owns a P.C. operating an Office in Colorado has entered into stock purchase, pledge and security agreements with the Company. Under this agreement, if certain events occur including the failure to perform the obligations under the employment agreement with the P.C., cessation of employment with the P.C. for any reason, death or insolvency or directly or indirectly causing the P.C. to breach its obligations under the Management Agreement, then the Company may cause the P.C. to redeem the dentist’s ownership interest in the P.C. for an agreed price which is not considered to be material by the Company. Two of the three directors of this P.C. are nominees of the Company, and the dentist has given the Company’s Chief Executive Officer, Fred Birner, an irrevocable proxy to vote his shares in the P.C.

Management Agreements with Affiliated Offices

The Company derives all of its revenue from its management agreements with the P.C.s (the “Management Agreements”). Under each of the Management Agreements, the Company provides business and marketing services at the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists and dental hygienists, (ii) ensuring compliance with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Because the Company’s financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii)

personal property and other taxes assessed against the Company’s or the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

Employment Agreements

Most dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with a P.C. The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees. The employment agreement for one of the managing dentists who is also a shareholder of a P.C. has a term of 20 years and can only be terminated by the employer P.C. upon the occurrence of certain events. If the employment of this managing dentist is terminated for any reason, the employer P.C. has the right to redeem the shares of the P.C. operating the Office, which are held by the managing dentist, for a nominal price. Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of production attributable to their work, or a bonus based upon the operating performance of the Office, whichever is greater. Associate dentists are compensated based upon a specified amount per hour worked or a percentage of production attributable to their work, whichever is greater. Specialists are compensated based upon an hourly or monthly guarantee or a percentage of their own work, whichever is greater. The P.C. with whom the dentist has entered into an employment agreement pays the dentists’ compensation.

As of December 31, 2006, the Company had 83 general dentists, 31 specialists and 67 hygienists that were employed by the P.C.s, and 385 non-dental employees.

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, American Dental Partners, Inc. and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and soundness, superior affiliation models, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them.

The business of providing general and specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such individuals begins to decline in the Company’s markets, it may become more difficult to attract and retain qualified personnel to sufficiently staff the existing Offices or to meet the staffing needs of the Company’s planned expansion.

Government Regulation

The practice of dentistry is regulated at both the state and federal levels, and the regulation of health care-related companies is increasing. There can be no assurance that the regulatory environment in which the Company or the P.C.s operate will not change significantly in the future. The laws and regulations of all states in which the Company operates impact the Company’s operations but do not currently materially restrict the Company’s operations in those states. In addition, state and federal laws regulate health maintenance organizations and other managed care organizations for which dentists may be providers. In connection with its operations in existing markets and expansion into new markets, the Company may become subject to additional laws, regulations and interpretations or enforcement actions. The laws regulating health care are broad and subject to varying interpretations, and there is currently a lack of case law construing such statutes and regulations. The ability of the Company to operate profitably will depend in part upon the ability of the Company and the P.C.s to operate in compliance with applicable health care regulations.

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

Many states, including Colorado, limit the ability of a person other than a licensed dentist, to own or control dental equipment or offices used in a dental practice. Some states allow leasing of equipment and office space to a dental practice under a bona fide lease, if the equipment and office remain under the control of the dentist. Some states, including New Mexico, require all advertisements to be in the name of the dentist. A number of states, including Arizona, Colorado and New Mexico, also regulate the content of advertisements of dental services. In addition, Colorado, New Mexico and Arizona, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states require entities designated as “clinics” to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

Many states have fraud and abuse laws which are similar to the federal fraud and abuse law described below, and which in many cases apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

Many states, including Colorado and New Mexico, also prohibit “fee-splitting” by dentists with any party except other dentists in the same Professional Corporation or practice entity. In most cases, these laws have been construed to apply to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice’s revenues.

In addition, many states have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to include referrals for health care items or services, including dental items and services.

In addition, there are certain regulatory risks associated with the Company’s role in negotiating and administering managed care contracts. The application of state insurance laws to third party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. As the P.C.s contract with third-party payors, on a capitation or other basis under which the relevant P.C. assumes financial risk, the P.C.s may become subject to state insurance laws. Specifically, in some states, regulators may determine that the Company or the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. In Arizona, Colorado and New Mexico, the P.C.s currently only contract on a financial-risk basis with entities that are licensed to engage in the business of insurance and thus are not subject to the insurance laws of those states. To the extent that the Company or the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company’s revenue may be materially and adversely affected.

Federal Regulation

Federal laws generally regulate reimbursement, billing and self-referral practices under Medicare and Medicaid programs. Because the P.C.s currently receive no revenue under Medicare or Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations of the laws could have a material adverse effect on the Company’s business, financial condition and operating results.

Federal regulations also allow state licensing boards to revoke or restrict a dentist’s license in the event the dentist defaults in the payment of a government-guaranteed student loan, and further allow the Medicare program to offset overdue loan payments against Medicare income due to the defaulting dentist’s employer. The Company cannot assure compliance by dentists with the payment terms of their student loans, if any.

Revenues of the P.C.s or the Company from all insurers, including governmental insurers, are subject to significant regulation. Some payors limit the extent to which dentists may assign their revenues from services rendered to beneficiaries. Under these “reassignment” rules, the Company may not be able to require dentists to assign their third-party payor revenues unless certain conditions are met, such as acceptance by dentists of assignment of the payor receivable from patients, reassignment to the Company of the sole right to collect the receivables, and written documentation of the assignment. In addition, governmental payment programs such as Medicare and Medicaid limit reimbursement for services provided by dental assistants and other ancillary personnel to those services which were provided “incident to” a dentist’s services. Under these “incident to” rules, the Company may not be able to receive reimbursement for services provided by certain members of the Company’s Offices’ staff unless certain conditions are met, such as requirements that services must be of a type commonly furnished in a dentist’s office and must be rendered under the dentist’s direct supervision and that clinical Office staff must be employed by the dentist or the P.C. The Company does not currently derive a significant portion of its revenue under such programs.

The operations of the Offices are also subject to compliance with regulations promulgated by OSHA relating to such matters as heat sterilization of dental instruments and the use of barrier techniques such as masks, goggles and gloves. The Company incurs expenses on an ongoing basis relating to OSHA monitoring and compliance.

During 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPAA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2006, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws and regulations, there can be no assurance that the Company’s contractual arrangements will not be successfully challenged as violating applicable laws and regulations or that the enforceability of such arrangements will not be limited as a result of such laws and regulations. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company’s existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company’s organization and arrangements may be required which could have a material adverse effect on the Company, or the Company may be required to cease operations.

Insurance

The Company believes that its existing insurance coverage is adequate to protect it from the risks associated with the ongoing operation of its business. This coverage includes property and casualty, general liability, workers compensation, director’s and officer’s corporate liability, employment practices liability, excess liability and professional liability insurance for the Company and for dentists, hygienists and dental assistants at the Offices.

Seasonality

The Company’s past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter. The Company expects this seasonal fluctuation to continue in the future.

Trademark

The Company is the registered owner of the PERFECT TEETH® trademark in the United States. The Company uses the PERFECT TEETH name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH name.

Company Website

Information related to the following items can be found on the Company’s website at www.bdms-perfectteeth.com: i) Company filings with the Securities and Exchange Commission, and ii) officers, directors and ten percent shareholders filings on Forms 3, 4 and 5. The Company’s website is not a part of, or incorporated by reference in, this Annual Report.

ITEM 1A. Risk Factors

The Company’s Operations and Growth Strategy Place Significant Demands on Management.

The Company’s ability to compete effectively will depend upon its ability to hire, train, and assimilate additional management and other employees, and its ability to expand, improve, and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. Any failure by the Company’s management to effectively anticipate, implement, and manage the changes required to sustain the Company’s growth may have a material adverse effect on the Company’s business, financial condition, and operating results. See Item 1. “Business - Expansion Program.”

The success of the Company depends on the continued services of three members of the Company’s senior management, its Chief Executive Officer, Fred Birner, its President, Mark Birner, D.D.S., and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company’s senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is heavily dependent upon the recruitment and retention of dentists and other personnel and its failure to do so may have a material adverse effect on the Company’s finances, capital and operations.

The Company believes that the profitability and operations of its Offices and its expansion strategy are dependent on the availability and successful recruitment and retention of dentists, dental assistants, hygienists, specialists, and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its existing and de novo or acquired Offices, which may have a material adverse effect on the Company’s expansion strategy and its business, financial condition and operating results. See Item 1. “Business - Dental Practice Management Model.”

The Company is not the owner of the P.C.s and is heavily dependent on its affiliated dentists and management agreements.

The Company receives management fees for services provided to the P.C.s under Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, employ hygienists, or control the provision of dental care. The Company’s revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company’s long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists and hygienists and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company’s business, financial condition, and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. “Business - Affiliation Model.”

The Company is exposed to uncertainty and risks associated with de novo Office development.

The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each de novo Office with the appropriate equipment, furnishings, materials and supplies. Additionally, de novo Offices must be staffed with one or more dentists. Because a de novo Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients. There can be no assurance that a de novo Office will become profitable for the Company. See Item 1. “Business - Expansion Program.”

The Company may need additional capital and there is no guarantee additional financing would be available.

Implementation of the Company’s growth strategy has required significant capital resources. Such resources will be needed to establish additional de novo Offices, maintain or upgrade the Company’s management information systems, and for the effective integration, operation and expansion of the Offices. The Company historically has used principally cash and promissory notes as consideration in acquisitions of dental practices and intends to continue to do so. If the Company’s capital requirements over the next several years exceed cash flow generated from operations and borrowings available under the Company’s existing Credit Facility or any successor credit facility, the Company may need to issue additional equity securities and incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company’s existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of the Company’s operations or the Company’s other capital requirements could have a material and adverse effect on the Company’s ability to pursue its strategy and on its business, financial condition and operating results. See Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company’s ability to pay dividends is restricted by several factors.

Various factors may hinder the Company’s payment of cash dividends. The Company began paying a quarterly cash dividend in 2004, and increased the quarterly cash dividend in February 2005, January 2006 and January 2007. However, the payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends. Such factors include the

Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors the Company’s Board of Directors may consider relevant.

The Company is subject to federal, state, regional, local and other laws and regulations that could give rise to substantial liabilities or otherwise adversely affect our cost, manner or feasibility of doing business.

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

Many states, including Colorado, limit the ability of a person other than a licensed dentist to own or control dental equipment or offices used in a dental practice. In addition, Arizona, Colorado, New Mexico, and many other states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. Some states, including Arizona, Colorado and New Mexico, regulate the content of advertisements of dental services. Some states require entities designated as “clinics” to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

Many states, including Colorado and New Mexico, also prohibit “fee-splitting” by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice’s revenues.

Little to no precedence dealing with the regulatory uncertainties could adversely affect the Company’s feasibility of doing business.

Many states have fraud and abuse laws, which apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

In addition, there are certain regulatory risks associated with the Company’s role in negotiating and administering managed care contracts. The application of state insurance laws to third party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. Specifically, in some states, regulators may determine that the P.C.s are engaged in the business of insurance, particularly if they contract on a financial-risk basis directly with self-insured employers or other entities that are not licensed to engage in the business of insurance. If the P.C.s are determined to be engaged in the business of insurance, the Company may be required to change the method of payment from third-party payors and the Company’s business, financial condition and operating results may be materially and adversely affected.

Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid. Because the P.C.s receive no revenue under Medicare and Medicaid, the impact of these laws on the Company to date has been negligible. There can be no assurance, however, that the P.C.s will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations there under could have a material adverse effect on the Company’s business, financial condition and operating results.

During 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPPA. HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights. Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison. As of December 31, 2006, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

Although the Company believes that its operations as currently conducted are in material compliance with applicable laws, there can be no assurance that the Company’s contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry or the operation of an unlicensed clinic or health care facility. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company’s existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company’s organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations or change the way it conducts business. See Item 1. “Business - Government Regulation.”

The Company’s failure to effectively evaluate and integrate acquisitions may have negative effects on the Company’s results of operations and financial condition.

Since its organization in May 1995, the Company has completed 42 dental practice acquisitions, six of which have been consolidated into existing Offices and one of which was closed during 2004. The success of future acquisitions will depend on several factors, including the following:

•
Ability to Identify Suitable Dental Practices. Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. Furthermore, the Company may compete for acquisition opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to the Company, on a timely basis or at all. If a planned acquisition fails to occur or is delayed, the Company’s quarterly financial results may be materially lower than expectations, resulting in a decline, perhaps substantial, in the market price of its Common Stock. In addition, increasing consolidation in the dental management services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices.

•
Integration of Dental Practices. The integration of acquired dental practices into the Company’s networks is a difficult, costly and time consuming process which, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require the expansion of accounting controls and procedures and the evaluation of certain personnel functions. There can be no assurance that substantial unanticipated problems, costs or delays associated with such integration efforts or with such acquired practices will not occur. There also can be no assurance that the Company will be able to successfully integrate acquired practices in a timely manner or at all, or that any acquired practices will have a positive impact on the Company’s results of operations and financial condition.

The health care industry’s cost-containment initiatives may lead to less than historical per patient profit margins.

The health care industry, including the dental services market, is experiencing a trend toward cost containment, as payors seek to impose lower reimbursement rates upon providers. The Company believes that this trend will continue and will increasingly affect the provision of dental services. This may result in a reduction in per-patient and per-procedure revenue from historic levels. Significant reductions in payments to dentists or other changes in reimbursement by payors for dental services may have a material adverse effect on the Company’s business, financial condition and operating results.

A portion of the Company’s net revenue is derived from capitated payment arrangements, failure to properly manage and negotiate the terms of the contracts may have an adverse effect on the Company’s results of operations and financial condition.

A portion of the Company’s net revenue is derived from capitated managed dental care contracts. Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the provision of dental services at the Offices (other than compensation and benefits of dentists and hygienists), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

In 2006, the Company derived approximately 13.8% of its total group practice revenue (“Revenue”) from capitated managed dental care contracts, and 19.7% of its Revenue from associated co-payments. Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services, (ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company’s affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company’s business, financial condition and operating results may be materially and adversely affected. See Item 1. “Business - Payor Mix.”

If federal or state regulations change to require licensure the Company’s business model may be adversely affected.

Federal and state laws regulate insurance companies and certain other managed care organizations. Many states, including Colorado, also regulate the establishment and operation of networks of health care providers. In most states, these laws do not apply to discounted-fee-for-service arrangements. These laws also do not generally apply to networks that are paid on a capitated basis, unless the entity with which the network provider is contracting is not a licensed health insurer or other managed care organization. There are exceptions to these rules in some states. For example, certain states require a license for a capitated arrangement with any party unless the risk-bearing entity is a professional corporation that employs the professionals. The Company believes its current activities do not constitute the provision of insurance in Colorado or New Mexico, and thus, it is in compliance with the insurance laws of these states with respect to the operation of its Offices. There can be no assurance that these laws will not be changed or that interpretations of these laws by the regulatory authorities in those states, or in the states in which the Company expands, will not require licensure or a restructuring of some or all of the Company’s operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements, which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency. The regulatory framework of certain jurisdictions may limit the Company’s expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform to such regulatory framework. Any limitation on the Company’s ability to expand could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may see increased costs and/or lower Revenue arising from health care reform.

Federal and state governments currently are considering various types of health care initiatives and comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced, could, if adopted, have a material adverse effect on the Company’s business, financial condition and operating results. It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

The substantial value of its intangible assets may impair the Company’s results of operations and financial condition.

At December 31, 2006, intangible assets on the Company’s consolidated balance sheet were $12.3 million, representing 53.8% of the Company’s total assets at that date. The Company expects the amount allocable to intangible assets on its balance sheet to increase in the future in connection with additional acquisitions, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company’s intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s business, financial condition and operating results.

Professional liability may produce unforeseen expenses and lower operating results.

In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice. Some of these lawsuits involve large claims and significant defense costs. Any suits involving the Company or dentists at the Offices, if successful, could result in substantial damage awards that may exceed the limits of the Company’s insurance coverage. The Company provides practice management services; it does not engage in the practice of dentistry or control the practice of dentistry by the dentists or their compliance with regulatory requirements directly applicable to providers. There can be no assurance, however, that the Company will not become subject to litigation in the future as a result of the dental services provided at the Offices. The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, hygienists and dental assistants at the Offices. While the Company believes it has adequate liability insurance coverage, there can be no assurance that the coverage will be adequate to cover losses or that coverage will continue to be available upon terms satisfactory to the Company. In addition, certain types of risks and liabilities, including penalties and fines imposed by governmental agencies, are not covered by insurance. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims could have a material adverse effect on the Company’s business, financial condition and operating results. See Item 1. “Business - Insurance.”

Non-competition covenants and other arrangements with the Company’s affiliated dentists may not be enforceable and thus reduce future patient visits in a particular geographical area.

The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients. In Colorado, covenants not to compete are prohibited by statute with certain exceptions. Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope. Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable. It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Item 1. “Business - Affiliation Model- Employment Agreements.” In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists’ ability to transfer the shares in the P.C.s. See Item 1. “Business - Affiliation Model - Relationship with P.C.s.” There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse impact on the Company.

The dental industry is affected by seasonality, which could produce less than desirable effects on Revenue during the later part of the fiscal year.

The Company’s past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter. The Company expects this seasonal fluctuation to continue in the future.

The Company competes in a market that is exceedingly competitive, which may result in reduced gross profit margins and market share.

The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. There are several dental practice management companies that are operating in the Company’s markets. There are also a number of companies with dental practice management businesses similar to that of the Company currently operating in other parts of the country which may enter the Company’s existing markets in the future. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations. The Company’s competitors may have a greater financial track record and soundness, superior affiliation models, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. See Item 1. “Business - Competition.”

The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such dentists, specialists, hygienists and other personnel begins to decline in the Company’s markets, it may become more difficult to attract qualified dentists, specialists, hygienists and other personnel. There can be no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, hygienists and other personnel. See Item 1. “Business - Competition.”

Various factors outside of the Company’s control affect the volatility of the Company’s stock price.

The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions.

NASDAQ has certain set stock market listing standards for share prices or market capitalization, failure to comply with the standards may result in the Company being de-listed from the exchange.

Due to its size the Company’s stock is thinly-held and trades with low volume. If the Company is unable to establish and maintain investor appeal and NASDAQ listing standard, the Company may be forced to de-list with NASDAQ.

ITEM 2. Properties

Offices and Facilities

The Company’s corporate headquarters are located at 3801 E. Florida Avenue, Suite 508, Denver, Colorado, in approximately 9,500 square feet occupied under a lease that expires October 31, 2010. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to five years with options to renew the leases for specific periods subsequent to their original terms. The Company believes the facilities at each of its Offices are adequate for their current level of business. The Company generally anticipates leasing and developing de novo Offices in its current markets rather than significantly expanding the size of its existing Offices.

Location of Offices

Existing Offices

As of the date of this Annual Report, the Company managed a total of 60 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

Office Name	Office Address	Date Acquired/ Developed*	Specialty Services

Colorado
Boulder
Perfect Teeth/Boulder	4155 Darley, #F	September 1997
Perfect Teeth/Folsom	1840 Folsom, Suite 201	April 1998	1,4
Brighton
Perfect Teeth/Brighton	530 East Bromley Lane, #100	November 2004*
Castle Rock
Perfect Teeth/Castle Rock	390 South Wilcox, Unit D	October 1995
Colorado Springs
Perfect Teeth/Cheyenne Meadows	827 Cheyenne Meadows Road	June 1998*
Perfect Teeth/Garden of the Gods	4329 Centennial Boulevard	July 1996*
Perfect Teeth/South 8th Street	1050 South Eighth Street	August 1998	1,2,3,4,5
Perfect Teeth/Uintah Gardens	1768 West Uintah Street	May 1996*
Perfect Teeth/Union & Academy	5050 North Academy	September 1997	1,2,3,4,5
Perfect Teeth/Woodman Valley	6914 North Academy Boulevard, Unit 1B	April 1998*
Perfect Teeth/Powers	5929 Constitution Avenue	March 1999*
Denver
Perfect Teeth/64th and Ward	12650 West 64th Avenue, Unit J	January 1996*
Perfect Teeth/88th and Wadsworth	8749 Wadsworth Boulevard	September 1997	1,2, 4,5
Perfect Teeth/Arapahoe	7600 East Arapahoe Road, #311	October 1995
Perfect Teeth/Bowmar	5151 South Federal Boulevard, #G-2	October 1995
Perfect Teeth/Buckley and Quincy	4321 South Buckley Road	September 1997	1
Perfect Teeth/Central Denver	1633 Fillmore Street, Suite 200	May 1996
Perfect Teeth/East 104th Avenue	2200 East 104th Avenue, #112	May 1996	1
Perfect Teeth/East Cornell	12200 East Cornell Avenue, # E	August 1996	2,5
Perfect Teeth/East Iliff	16723 East Iliff Avenue	May 1997
Glendale Dental Group	4521 East Virginia Avenue	February 1999
Perfect Teeth/Golden	17211 South Golden Road, #100	June 1999*
Perfect Teeth/Green Mountain	13035 West Alameda Parkway	December 1998*
Perfect Teeth/Green Valley Ranch	18607 E. 48th Ave, Unit 104	June 2006*
Perfect Teeth/Highlands Ranch	9227 Lincoln Avenue, Suite 100	July 1999*	1
Perfect Teeth/Ken Caryl	7660 South Pierce	September 1997
Perfect Teeth/Leetsdale	7150 Leetsdale Drive, #110A	March 1996*
Mississippi Dental Group	11175 East Mississippi Avenue, #110	September 1998
Perfect Teeth/Monaco and Evans	2223 S. Monaco, Suite F	November 1995	1,3,4
Perfect Teeth/North Sheridan	11550 North Sheridan, #101	May 1996
Perfect Teeth/Parker	11005 South Parker Road	December 1998*	1
Perfect Teeth/Sheridan and 64th Avenue	5169 West 64th Avenue	May 1996
Perfect Teeth/Smoky Hill	20269 E. Smoky Hill Rd., Unit H	January 2005*
Perfect Teeth/South Holly Street	8211 South Holly Street	September 1997	5
Perfect Teeth/Speer	700 East Speer Boulevard	February 1997
Perfect Teeth/West 38th Avenue	7760 West 38th Avenue, #200	May 1996
Perfect Teeth/West 120th Avenue	6650 West 120th Avenue, A-6	September 1997	3
Perfect Teeth/West Jewell	8064 West Jewell	April 1998
Perfect Teeth/Yale	7515 West Yale Avenue, Suite A	April 1997	1,2,3,4
Fort Collins
Perfect Teeth/South Fort Collins	1355 Riverside Avenue, Unit D	May 1996
Greeley
Perfect Teeth/Greeley	902 14th Street	September 1997
Longmont
Perfect Teeth/Longmont	641 Ken Pratt Boulevard	September 1997
Loveland
Perfect Teeth/ Loveland	3400 West Eisenhower Boulevard	September 1996

Office Name	Office Address	Date Acquired/ Developed*	Specialty Services

New Mexico
Albuquerque
Perfect Teeth/Alice	5909 Alice NE	February 1998
Perfect Teeth/Candelaria	6101 Candelaria NE	April 1997
Perfect Teeth/Cottonwood	10250 Cottonwood Park NW, Suite 100	August 2006*	1,3,5
Perfect Teeth/Cubero Drive	5900 Cubero Drive NE, Suite E	September 1998
Perfect Teeth/Four Hills	13140-E Central Avenue, SE	August 1997*
Perfect Teeth/Fourth Street	5721 Fourth Street NW	August 1997
Perfect Teeth/Wyoming and Candelaria	8501 Candelaria NE, Suite D3	August 1997	1,3,5
Rio Rancho
Perfect Teeth/Rio Rancho	4500 Arrowhead Ridge Drive	July 1999*
Santa Fe
Perfect Teeth/Plaza Del Sol	720 St. Michael Drive, Suite O	May 1998*	1
Arizona
Goodyear
Perfect Teeth/Palm Valley	14175 West Indian School Bypass Road, #B6	March 2000*
Gilbert
Perfect Teeth/Gilbert	81 West Guadalupe Road, Suite 101	March 2006*	1,2,3
Mesa
Perfect Teeth/Power & McDowell	2733 North Power Road, Suite 101	October 2000*
Perfect Teeth/Guadalupe	8257 E. Guadalupe Road, Suite 121	August 2006*
Peoria
Perfect Teeth/Olive	10613 West Olive Avenue, Suite 201	September 2004*	1,2,3,4,5
Scottsdale
Perfect Teeth/Bell Road & 64th Street	6345 East Bell Road, Suite 1	July 1998	1,2,3,5
Surprise
Perfect Teeth/Waddell	13856 W. Waddell Rd, Ste 102	October 2005*	4
Tempe
Perfect Teeth/Elliot and McClintock	7650 S. McClintock Dr., #110	June 1999*

(1)	Orthodontics
(2)	Periodontics
(3)	Oral Surgery
(4)	Pediatrics
(5)	Endodontics

* Indicates de novo Office opening date. Dates without * indicates acquired Office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Common Stock is quoted on the Nasdaq Capital Market under the symbol “BDMS”. The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq Capital Market and adjusted to reflect the August 1, 2005, 2-for1 stock split:

	HIGH	LOW

2005
First Quarter	$13.63	$9.18
Second Quarter	14.80	10.75
Third Quarter	17.46	14.50
Fourth Quarter	21.53	16.00

2006
First Quarter	$21.07	$17.00
Second Quarter	17.50	14.96
Third Quarter	22.00	14.72
Fourth Quarter	21.00	17.14

2007
First Quarter (January 1, 2007 through March 30, 2007)	$27.00	$18.77

At March 30, 2007, the last reported sale price of the Company’s Common Stock was $24.50 per share. As of the same date, there were 2,123,682 shares of Common Stock outstanding held by approximately 197 holders of record and approximately 471 beneficial owners.

Dividend Policy

On March 9, 2004, the Company announced a quarterly cash dividend of $.0375 per share. On February 10, 2005, the Company announced an increase in the amount of the quarterly dividend to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend to $.13 per share. On January 9, 2007 the Company announced an increase in the amount of the quarterly dividend to $.15 per share. However, the payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends. Such factors include the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors the Company’s Board of Directors may consider relevant.

Purchases of Equity Securities by the Issuer

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2006 through December 31, 2006.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	213,061	$ 21.74	665	$ 588,416
November 1, 2006 through November 30, 2006	802	$ 19.45	802	$ 572,665
December 1, 2006 through December 31, 2006	2,359	$ 19.59	2,359	$ 526,443

Total	216,222	$ 21.71	3,826

All purchases listed above were made pursuant to publicly announced plans. There are no expiration dates on any of the plans. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer (“Tender Offer”). The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of Libor plus 1.5%. As of December 31, 2006, the rate was 6.85%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The term loan matures on September 30, 2011.

Performance Graph*

The following line graph compares the percentage change from December 31, 2001 through December 31, 2006 for (i) the Common Stock, (ii) the Nasdaq Composite Index, (iii) the S&P Healthcare Sector and (iv) the S&P 500 Composite Index. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-Year Cumulative Total Return **
Assumes Initial Investment of $100

Description	12/31/2001	12/31/2002	12/31/2003	12/31/04	12/31/05	12/31/06

BIRNER DENTAL	$100.00	$219.02	$253.54	$307.18	$417.85	$415.29
NASDAQ Composite -
Total Returns	100.00	68.47	118.48	127.07	128.44	137.96
S&P - Healthcare	100.00	80.03	93.34	93.58	98.43	104.21
S&P 500 Index -
Total Returns	100.00	76.63	103.01	112.01	115.01	128.63

*This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

**Total return based on $100 initial investment and reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company. The data for the years ended December 31, 2004, 2005 and 2006 should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this document. The selected consolidated financial data for the 2002 and 2003 periods are derived from the Company’s historical consolidated financial statements.

A 2-for-1 split of the Company’s common stock became effective as of August 1, 2005.All earnings per share data in the following table reflect the stock split.

The data in the following table is in thousands except per share data, number of Offices and number of dentists:

	Years Ended December 31,
	2002	2003	2004	2005	2006
Statements of Income Data: (1)
Net revenue	$30,536	$30,539	$32,170	$36,716	$39,387
Direct expenses	25,351	25,032	26,249	28,944	30,934
Contribution from dental offices	5,185	5,507	5,921	7,772	8,453
Corporate expenses	3,304	3,292	3,272	4,375	4,306
Operating income	1,881	2,215	2,649	3,397	4,147
Income from continuing operations before income taxes	1,536	2,061	2,590	3,409	3,920
Income tax expense	580	806	1,023	1,245	1,597
Income from continuing operations	956	1,255	1,567	2,164	2,323
Operating loss attributable to assets disposed of	35	116	120	-	-
Loss recognized on dispositions	-	-	192	-	-
Income tax benefit	13	45	125	-	-
Loss on discontinued operations	22	71	187	-	-
Net income	934	1,184	1,380	2,164	2,323

Basic earnings per share of Common Stock: (2)
Net income – continuing operations	0.32	0.48	0.65	0.91	1.02
Net income (loss) – discontinued operations	(0.01)	(0.03)	(0.08)	-	-
Net income per share of Common Stock	0.31	0.45	0.57	0.91	1.02

Diluted earnings per share of Common Stock: (2)
Net income – continuing operations	0.30	0.44	0.60	0.82	0.94
Net loss – discontinued operations	0.01	0.02	0.07	-	-
Net income per share of Common Stock	0.29	0.42	0.53	0.82	0.94

Balance Sheet Data: (3)
Cash and cash equivalents	$1,073	$1,111	$756	$922	$888
Working capital (deficit)	(1,541)	(109)	(56)	(96)	(936)
Total assets	24,230	22,210	21,860	22,033	22,822
Long-term debt, less current maturities	1,087	2,736	1,079	2,887	6,502
Total shareholders’ equity	16,759	14,411	15,128	13,201	9,548
Dividends declared per share of Common Stock	$-	$-	$0.15	$0.40	$0.52

Operating Data:
Number of Offices (3)	54	54	55	57	60
Number of dentists (3)(4)	90	95	102	107	114
Total net revenue per Office	$565	$566	$585	$644	$656

____________________

(1)
Acquisitions of Offices and development of de novo Offices affect the comparability of the data. In 2004, the Company closed one existing Office and opened two de novo Offices. In 2005, the Company opened two de novo Offices. In 2006, the Company consolidate two offices into one and opened four de novo Offices.

(2)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements of the Company.

(3)	Data is as of the end of the respective periods presented.

(4)	This represents the actual number of dentists employed by the P.C.s and specialists who contract with the P.C.s to provide specialty dental services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2006. Reference should also be made to the Company’s consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1. “Business,” Item 5., “Market for the Registrant’s Common Equity and Related Stockholder Matters” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in this Item 1A., “Risk Factors.”

Overview

The Company was formed in May 1995, and currently provides business services to 60 Offices in Colorado, New Mexico, and Arizona staffed by 83 dentists and 31 specialists. The Company has acquired 42 practices (six of which were consolidated into existing Offices and one of which was closed during 2004) and opened 26 de novo Offices (one of which was consolidated into an existing Office). The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices. The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company’s growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets. The Company’s growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff and through development of de novo Offices and selective acquisitions.

Components of Revenue and Expenses

Total dental group practice revenue (“Revenue”) represents the revenue of the Offices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as compensation to employed dentists and hygienists. The Company’s net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists and hygienists), dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

Under each of the Management Agreements, the Company provides business and marketing services at the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists and dental hygienists, (ii) complying with all laws, rules and regulations relating to dentists and dental hygienists, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company’s or the P.C.s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company’s Revenue is derived principally from fee-for-service Revenue and Revenue from capitated managed dental care plans. Fee-for-service Revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care Revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation of dentists and hygienists), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Item 1. “Business - Payor Mix.”

The Company seeks to increase its fee-for-service business by increasing the patient volume of existing Offices through effective marketing and advertising programs, adding additional specialty services and by opening de novo Offices. The Company seeks to supplement this fee-for-service business with Revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company’s Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

Results of Operations

For the year ended December 31, 2006, Revenue increased to $57.1 million compared to $52.5 million for the year ended December 31, 2005, an increase of $4.6 million or 8.8%. This was attributable to an increase in specialty Revenue of $1.8 million, an increase in general dentistry at existing offices of $1.1 million and new de novo offices generating $1.7 million in additional Revenue for the year ended December 31, 2006.

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

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model. During the three years ended December 31, 2006, net revenue was $32.2 million in 2004, $36.7 million in 2005 and $39.4 million in 2006. During the three years ended December 31, 2006, contribution from dental offices increased from $5.9 million in 2004 to $7.8 million for 2005, and increased to $8.5 million for 2006. During the three years ended December 31, 2006, income from continuing operations increased from $1.6 million for 2004 to $2.2 million in 2005 and to $2.3 million in 2006.

At December 31, 2006, the Company’s total assets of $22.8 million included $12.3 million of identifiable intangible assets related to Management Agreements. At that date, the Company’s total shareholders’ equity was $9.5 million.

The Company’s Revenue from capitated managed dental care plans was 33.5% of total dental group practice revenue in 2006, compared to 29.0% in 2005 and 28.2% in 2004.

Revenue, as defined in this report, is total dental group practice revenue generated at the Company’s offices from professional services provided to its patients. Amounts retained by group practices represent compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a generally accepted accounting principles measure. The Company discloses Revenue because it is a critical component for management’s evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue (excluding discontinued operations).

	Years Ended December 31,
	2004	2005	2006

Total dental group practice revenue	$46,460,595	$52,526,276	$57,141,226
Less - amounts retained by Offices	14,290,190	15,810,159	17,754,230

Net revenue	$32,170,405	$36,716,117	$39,386,996

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2004	2005	2006

Net revenue	100.0%	100.0%	100.0%
Direct expenses:
Clinical salaries and benefits	37.2	37.0	36.1
Dental supplies	6.2	6.0	5.8
Laboratory fees	7.5	6.7	6.6
Occupancy	11.1	10.5	10.8
Advertising and marketing	2.1	2.6	2.0
Depreciation and amortization	5.6	4.6	5.6
General and administrative	11.9	11.4	11.7
	81.6	78.8	78.5
Contribution from dental offices	18.4	21.2	21.5
Corporate expenses:
General and administrative	9.5	11.5 (1)	10.6
Depreciation and amortization	0.6	0.4	0.3
Operating income	8.3	9.3	10.5
Interest expense, net	0.2	-	0.6
Income from continuing operations before income taxes	8.1	9.3	10.0
Income tax expense	3.2	3.4	4.1
Income from continuing operations	4.9	5.9	5.9
Loss attributable to discontinued operations, net of income taxes	0.6	-	-
Net income	4.3%	5.9%	5.9%
________________

(1)
Corporate expense - general and administrative includes $162,060 of deferred equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of an employees's income taxes in connection with a stock award for the year ended December 31, 2005, and $324,120 of deferred equity compensation for a stock award and $329,054 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenue. Net revenue increased to $39.4 million for the year ended December 31, 2006 compared to $36.7 million for the year ended December 31, 2005, an increase of $2.7 million or 7.3%. This was attributable to an increase in specialty net revenue of $735,000, an increase in general dentistry net revenue at existing offices of $895,000 and new de novo offices generating $1.0 million in additional net revenue for the year ended December 31, 2006.

Clinical salaries and benefits. Clinical salaries and benefits increased to $14.2 million for the year ended December 31, 2006 compared to $13.6 million for the year ended December 31, 2005, an increase of $623,000 or 4.6%. This is the result of the addition of additional employees to support the increased number of dentists working in 2006 over 2005 and general wage increases granted during 2006. As a percentage of net revenue, clinical salaries and benefits decreased from 37.0% in 2005 to 36.1% in 2006.

Dental supplies. Dental supplies increased to $2.3 million for the year ended December 31, 2006 compared to $2.2 million for the year ended December 31, 2005, an increase of $63,000 or 2.9%. This increase is attributable to increased production. Additionally, the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the four de novo offices that were opened during 2006 contributed to the increased dental supply expense. As a percentage of net revenue, dental supplies decreased from 6.0% in 2005 to 5.8% in 2006.

Laboratory fees. Laboratory fees increased to $2.6 million for the year ended December 31, 2006 compared to $2.4 for the year ended December 31, 2005, and increase of $145,000 or 5.9%. This increase is attributable to increased production. As a percentage of net revenue, laboratory fees decreased from 6.7% in 2005 to 6.6% in 2006.

Occupancy. Occupancy expenses increased to $4.3 million for the year ended December 31, 2006 from $3.9 million for the year ended December 31, 2005, an increase of $404,000 or 10.5%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period as well as the addition of four de novo offices during 2006 and two de novo offices during the latter part of 2005. As a percentage of net revenue, occupancy expense increased to 10.8% in 2006 from 10.5% in 2005.

Advertising and marketing. Advertising and marketing decreased to $797,000 for the year ended December 31, 2006 from $952,000 for the year ended December 31, 2005, a decrease of $155,000 or 16.3%. This decrease is attributable to a shift in the Company’s television and print advertising from the relatively expensive Denver, Colorado market in 2005 to the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. As a percentage of net revenue, advertising and marketing decreased to 2.0% in 2006 from 2.6% in 2005.

Depreciation and amortization. Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $2.2 million for the year ended December 31, 2006 from $1.7 million for the year ended December 31, 2005, an increase of $489,000 or 28.7%. This increase was primarily the result of tenant improvement and equipment purchased at the four new de novo Offices and the expansion of one Office. As a percentage of net revenue, depreciation and amortization increased to 5.6% in 2006 from 4.6% in 2005.

General and administrative. General and administrative expenses attributable to the Offices increased to $4.6 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005, an increase of $420,000 or 10.1%. The addition of four de novo Offices accounted for $167,000 of the increase and the remaining was the result of higher costs for recruiting, office supplies, repairs and maintenance, laundry, postage, mileage reimbursement, bad debt expense, credit card fees, and gross receipts tax based on higher revenues in the New Mexico Offices. As a percentage of net revenue, Office general and administrative expenses increased from 11.4% in 2005 to 11.7% in 2006.

Contribution from dental offices. As a result of the above, contribution from dental offices increased to $8.5 million for the year ended December 31, 2006 from $7.8 million for the year ended December 31, 2005, an increase of $681,000 or 8.8%. As a percentage of net revenue, contribution from dental offices increased to 21.5% in 2006 from 21.2% in 2005.

Corporate expenses - general and administrative. Corporate expenses - general and administrative remained constant at $4.2 million for the years ended December 31, 2006 and 2005. As a percentage of net revenue, corporate expenses - general and administrative decreased to 10.6% in 2006 compared to 11.5% in 2005.

Corporate expenses - depreciation and amortization. Corporate expenses - depreciation and amortization decreased to $131,000 for the year ended December 31, 2006 from $140,000 for the year ended December 31, 2005, a decrease of $8,000 or 5.9%.  This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets. As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to 0.3% in 2006 from 0.4% in 2005.

Operating income. As a result of the above, operating income increased to $4.1 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005, an increase of $750,000 or 22.1%. As a percentage of net revenue, operating income increased to 10.5% in 2006 from 9.3% in 2005.

Interest expense/(income), net. Interest expense, net increased to $227,000 for the year ended December 31, 2006 from ($12,000) for the year ended December 31, 2005, an increase of $239,000. This increase in interest expense is attributable to higher interest expense on the Company’s Credit Facility due to increased rates and increased balances on the credit line, the interest associated with the Term Loan and lower charges for late payments on customer accounts receivable. As a percentage of net revenue, interest expense, net increased to 0.6% in 2006 from 0.0% in 2005.

Net income. As a result of the above, the Company’s net income was $2.3 million for the year ended December 31, 2006 compared to net income of $2.2 million for the year ended December 31, 2005, an increase of $159,000 or 7.3%. As a percentage of net revenue, net income remained constant at 5.9% for the years ended 2006 and 2005. Net income for the year ended December 31, 2006 was net of income tax expense of $1.6 million while net income for the year ended December 31, 2005 was net of income tax expense of $1.2 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenue. Net revenue increased to $36.7 million for the year ended December 31, 2005 compared to $32.2 million for the year ended December 31, 2004, an increase of $4.5 million or 14.1%. This was attributable to an increase in specialty net revenue of $2.8 million, an increase in general dentistry at existing offices of $825,000 and new de novo offices generating $1.0 million in additional production for the year ended December 31, 2005.

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

General and administrative. General and administrative expenses attributable to the Offices increased to $4.2 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004, an increase of $357,000 or 9.3%. This increase was the result of higher costs for recruiting, training, bio-waste disposal, bad debt expense, legal fees, and credit card fees. As a percentage of net revenue, Office general and administrative expenses decreased from 11.9% in 2004 to 11.4% in 2005.

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

The Company’s earnings before interest, taxes, depreciation, amortization, discontinued operations (before income tax benefit) and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $1.1 million, or 19.0% to $7.1 million for the year ended December 31, 2006 from $6.0 million for the year ended December 31, 2005. Although Adjusted EBITDA is not a generally accepted accounting principle (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense - corporate, amortization of equity compensation, stock-based compensation related to SFAS 123(R), interest expense/(income), net and income tax expense to net income as in the table below.

	Year Ended December 31,
	2004	2005	2006

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$1,379,597	$2,164,303	$2,322,974
Add back:
Discontinued operations - (before income tax expense)	312,669	-	-
Depreciation and amortization - Offices	1,787,892	1,703,330	2,192,411
Depreciation and amortization - Corporate	216,926	139,512	131,356
Amortization of deferred equity compensation expense	-	162,060	324,120
Stock-based compensation expense related to
SFAS 123(R)	-	-	329,054
Interest expense (income), net	59,062	(12,204)	226,835
Income tax expense	898,186	1,244,960	1,596,785

Adjusted EBITDA	4,654,332	5,401,961	7,123,535

Reimbursement of income taxes related to restricted stock grant	-	585,844	-

Adjusted EBITDA before reimbursement of income
taxes related to restricted stock grant	$4,654,332	$5,987,805	$7,123,535

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Company’s Notes to Consolidated Financial Statements. The estimates used by management are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management. Management has not determined how reported amounts would differ based on the application of different accounting policies. Management has also not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions. Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, which was issued by the Securities and Exchange Commission: Impairment of intangible and long-lived assets, allowance for doubtful accounts and deferred income taxes.

At December 31, 2006, intangible assets on the Company’s consolidated balance sheet were $12.3 million, representing 53.8% of the Company’s total assets at that date. The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry. As of December 31, 2006, a review by the Company determined that there was no permanent impairment of any long-lived or intangible asset at any Office.

The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit-worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While management considers the Company’s processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require the Company to adjust its allowance for doubtful accounts.

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to: Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books. The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, a bank line of credit (the “Credit Facility”) and, from time to time, seller notes.

Net cash provided by operating activities was $3.8 million, $4.4 million and $5.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. During the year ended December 31, 2006, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in other long-term obligations of approximately $131,000, a decrease of prepaid assets and other expenses of approximately $8,000, offset by an increase in deferred charges and other assets of approximately $28,000, a decrease in accounts payable, accrued expenses and accrued payroll of approximately $77,000 and an increase in accounts receivable of $611,000 and a decrease in income taxes payable of approximately $61,000. During the year ended December 31, 2005, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of approximately $256,000 and a decrease of prepaid assets and other expenses of approximately $195,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of approximately $103,000 and an increase in accounts receivable of $913,000. During the year ended December 31, 2004, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of approximately $467,000, offset by an increase is accounts receivable of $755,000 and a decrease in income taxes payable of approximately $146,000.

Net cash used in investing activities was $1.8 million, $1.9 million and $3.2 million for the years ended December 31, 2004, 2005 and 2006 respectively. During the year ended December 31, 2006, the Company invested $1.3 million in the purchase of additional property and equipment and $2.0 million in the development of new Offices. During the year ended December 31, 2005, the Company invested $1.3 million in the purchase of additional property and equipment and $569,000 in the development of new Offices. During the year ended December 31, 2004, the Company invested $905,000 in the purchase of additional property and equipment and $845,000 in the development of new Offices.

For the years ended December 31, 2004, 2005 and 2006, net cash used in financing activities was $2.4 million, $2.3 million and $2.2 million, respectively. For the year ended December 31, 2006, net cash used in financing activities was comprised of a $4.6 million increase in borrowings under the Credit Facility and Term Loan, $423,000 of proceeds from the exercise of Common Stock options and $237,000 from the tax benefit of Common Stock options exercised. This was offset by $6.1 million for the purchase of Common Stock, $1.1 million for the payment of Common Stock dividends and $145,000 for the repayment of long-term debt. For the year ended December 31, 2005, net cash used in financing activities was comprised of a $2.0 million increase in borrowings under the Credit Facility, $600,000 of proceeds from the exercise of Common Stock options and $403,000 from the tax benefit of Common Stock options exercised. This was offset by $4.3 million for the purchase of Common Stock, $802,000 for the payment of Common Stock dividends and $167,000 for the repayment of long-term debt. For the year ended December 31, 2004, net cash used in financing activities was comprised of $1.1 million for the pay-down on the Credit Facility, $741,000 for the repayment of long-term debt, $778,000 for the purchase and retirement of Common Stock and $269,000 for the payment of Common Stock dividends. This was partially offset by $235,000 of proceeds from the exercise of Common Stock options and $241,000 from the tax benefit of Common Stock options exercised.

On April 25, 2006, the Company amended its Credit Facility. The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). As of December 31, 2006, the Base Rate was 8.25%. The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.50%. As of December 31, 2006, the LIBOR Rate was 6.85%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2008. At December 31, 2006, the Company had $3.1 million outstanding and $3.9 million available for borrowing under the revolving loan. This consisted of $1.6 million outstanding under the Base Rate Option and $1.5 million borrowings outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2006, the Company was in full compliance with all of its covenants under this agreement.

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006.

The Tender Offer was funded from a $4.6 million term loan. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The term loan matures on September 30, 2011.

On February 10, 2005, the Company announced an increase in the amount of the quarterly cash dividend from $.038 per share to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend from $.10 per share to $.13 per share. On January 9, 2007, the Company announced an increase in the amount of the quarterly dividend from $.13 to $.15 per share.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See “Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing” in this report, Item 1A.

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2003, the Company, in 84 separate transactions, purchased 592,390 shares of its Common Stock for total consideration of approximately $3.9 million at prices ranging from $4.77 to $7.10 per share. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Board of Directors approved Dutch Auction Tender Offer, 212,396 shares of its Common Stock at $21.75 for total consideration of $4.6 million. As of December 31, 2006, approximately $526,000 of the previously authorized amount was available for open-market purchases.

Contractual Obligations

At December 31, 2006, the Company had contractual obligations and commitments primarily with regard to lease arrangements and bank notes. The Company anticipates that these contractual obligations will be funded by cash on hand, cash generated by operations, or borrowings under the Company’s Credit Facility. The Company’s retained earnings as of December 31, 2006 were approximately $5.4 million and the Company had a working capital deficit on that date of approximately $947,000. During 2006, the Company had capital expenditures of $3.2 million and purchased approximately $6.1 million of Common Stock while increasing total bank debt by $4.5 million.

As of December 31, 2006, the Company had the following known contractual obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	7,455,972	953,561	4,892,411	1,610,000	-
Operating Lease Obligations	7,960,591	2,665,576	3,811,429	1,429,495	54,091
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	404,772	81,822	204,412	117,653	885

Total	15,821,335	3,700,959	8,908,252	3,157,148	54,976

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) at the beginning of fiscal year 2006.

 In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Interpretation 48 is effective for fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

 In September 2006, the SEC issued Staff Accounting Bulletin No. 108, regarding the process of quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other non-owner changes in equity. SFAS No. 158 is effective for fiscal year 2006. The Company does not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on a 59 month Term Loan. If the Company were to designate it as a hedge, this transaction would qualify as a cash flow hedge under SFAS No. 133. As of December 31, 2006, the Company had elected not to designate it as a cash flow hedge and has not recorded it as a cash flow hedge. As of February 2007, the Company elected to designate it as a cash flow hedge.

Interest Rate Risk. The interest payable on the Company’s Credit Facility and a portion of the Term Loan is variable based upon the LIBOR rate and the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2006, $2.2 million was outstanding under the Term Loan and $1.5 million under the Credit Facility with a interest rate of 6.85% (LIBOR) and $1.6 million was outstanding under the Credit Facility with an interest rate of 8.25% (Prime). The Company may repay the Credit Facility and Term Loan balance in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the interest rate on the Company’s Credit Facility and Term Loan would have resulted in additional interest expense of approximately $34,000 for the year ended December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries’ consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years ended December 31, 2006:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Denver, Colorado,
March 29, 2007

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2006

CURRENT ASSETS:
Cash and cash equivalents	$921,742	$888,186
Accounts receivable, net of allowance for doubtful
accounts of $261,031 and $288,513, respectively	3,215,369	3,103,922
Deferred tax asset	160,411	185,671
Prepaid expenses and other assets	605,599	597,283

Total current assets	4,903,121	4,775,062

PROPERTY AND EQUIPMENT, net	3,939,452	5,592,672

OTHER NONCURRENT ASSETS:
Intangible assets, net	13,036,652	12,272,358
Deposits	154,245	181,860

Total assets	$22,033,470	$22,821,952

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,065,076	$1,648,498
Accrued expenses	1,110,526	1,398,267
Accrued payroll and related expenses	1,502,877	1,596,770
Income taxes payable	175,259	114,016
Current maturities of long-term debt	145,150	953,561

Total current liabilities	4,998,888	5,711,112

LONG-TERM LIABILITIES:
Deferred tax liability, net	750,346	734,234
Long-term debt, net of current maturities	2,887,166	6,502,411
Other long-term obligations	195,723	326,550

Total liabilities	8,832,123	13,274,307

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 9)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares
authorized; 2,343,675 and 2,132,361 shares issued and
outstanding, respectively	9,628,457	4,515,469
Deferred equity compensation	(648,240)	(324,120)
Retained earnings	4,221,130	5,356,296

Total shareholders' equity	13,201,347	9,547,645

Total liabilities and shareholders' equity	$22,033,470	$22,821,952

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2005	2006

NET REVENUE:	$32,170,405	$36,716,117	$39,386,996

DIRECT EXPENSES:
Clinical salaries and benefits	11,985,523	13,578,650	14,201,712
Dental supplies	1,987,951	2,215,685	2,279,107
Laboratory fees	2,398,743	2,446,344	2,591,499
Occupancy	3,584,515	3,864,640	4,268,641
Advertising and marketing	678,193	951,916	797,042
Depreciation and amortization	1,787,892	1,703,330	2,192,411
General and administrative	3,826,401	4,183,471	4,603,745
	26,249,218	28,944,036	30,934,157

Contribution from dental offices	5,921,187	7,772,081	8,452,839

CORPORATE EXPENSES:
General and administrative	3,054,747	4,235,510)	4,174,889
Depreciation and amortization	216,926	139,512	131,356

Operating income	2,649,514	3,397,059	4,146,594
Interest expense (income), net	59,062	(12,204)	226,835

Income from continuing operations before income taxes	2,590,452	3,409,263	3,919,759
Income tax expense	1,023,254	1,244,960	1,596,785

Income from continuing operations	1,567,198	2,164,303	2,322,974

DISCONTINUED OPERATIONS (Note 4):
Operating (loss) attributable to assets disposed of	(120,169)	-	-
(Loss) recognized on dispositions	(192,500)	-	-
Income tax benefit	125,068	-	-

Loss on discontinued operations	(187,601)	-	-

Net Income	$1,379,597	$2,164,303	$2,322,974

Net income (loss) per share of Common Stock - Basic:
Continued operations	$0.65	$0.91	$1.02
Discontinued operations	(0.08)	-	-
Net income per share of Common Stock - Basic	$0.57	$0.91	$1.02

Net income (loss) per share of Common Stock - Diluted:
Continued operations	$0.60	$0.82	$0.94
Discontinued operations	(0.07)	-	-
Net income per share of Common Stock - Diluted	$0.53	$0.82	$0.94

Cash dividends per share of Common Stock	$0.15	$0.40	$0.52

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,415,844	2,367,923	2,279,859

Diluted	2,631,054	2,624,286	2,469,540
________________

(1)
Corporate expense - general and administrative includes $162,060 of deferred equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of an employees's income taxes in connection with a stock award for the year ended December 31, 2005, and $324,120 of deferred equity compensation for a stock award and $329,054 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Deferred Equity
	Shares	Amount	Compensation	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2003	2,407,022	$12,428,363	$-	$1,982,884	$14,411,247
Common Stock options exercised	117,998	234,749	-	-	234,749
Purchase and retirement of Common Stock	(108,000)	(777,962)	-	-	(777,962)
Tax benefit of Common Stock options exercised	-	240,661	-	-	240,661
Dividends declared on Common Stock	-	-	-	(359,942)	(359,942)
Net Income, year-ended December 31, 2004				1,379,597	1,379,597

BALANCES, December 31, 2004	2,417,020	$12,125,811	$-	$3,002,539	$15,128,350
Common Stock options exercised	178,616	600,254	-	-	600,254
Purchase and retirement of Common Stock	(311,961)	(4,311,000)	-	-	(4,311,000)
Tax benefit of Common Stock options exercised	-	403,092	-	-	403,092
Dividends declared on Common Stock	-	-	-	(945,712)	(945,712)
Equity compensation Grant	60,000	810,300	(810,300)	-	-
Amortization of deferred equity compensation	-	-	162,060	-	162,060
Net Income, year-ended December 31, 2005				2,164,303	2,164,303

BALANCES, December 31, 2005	2,343,675	$9,628,457	$(648,240)	$4,221,130	$13,201,347
Common Stock options exercised	93,847	422,552	-	-	422,552
Purchase and retirement of Common Stock	(305,081)	(6,057,538)	-	-	(6,057,538)
Tax benefit of Common Stock options exercised	-	237,217	-	-	237,217
Dividends declared on Common Stock	-	-	-	(1,187,808)	(1,187,808)
Tender offer expense	-	(44,273)	-	-	(44,273)
Stock-based compensation expense	-	329,054	-	-	329,054
Amortization of deferred equity compensation	-	-	324,120	-	324,120
Net Income, year-ended December 31, 2006				2,322,974	2,322,974

BALANCES, December 31, 2006	2,132,441	$4,515,469	$(324,120)	$5,356,296	$9,547,645

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,567,198	$2,164,303	$2,322,974
Adjustments to reconcile continuing operations net
income to net cash provided by operating activities:
Depreciation and amortization	2,004,816	1,842,843	2,323,767
Stock compensation expense	-	-	329,054
Loss on disposition of property	733	815	-
Provision for doubtful accounts	435,813	673,613	722,622
Provision for (benefit from) deferred income taxes	306,741	54,868	(41,372)
Amortization of debt issuance costs	3,441	-	-
Amortization of deferred equity compensation	-	162,060	324,120
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(754,594)	(912,796)	(611,175)
Prepaid expenses and other assets	(65,284)	195,072	8,316
Deposits	(7,420)	5,195	(27,615)
Accounts payable	352,428	186,386	(416,578)
Accrued expenses	28,185	(457,761)	245,658
Accrued payroll and related expenses	86,560	168,078	93,892
Income taxes payable	(146,133)	255,577	(61,243)
Other long-term obligations	(3,312)	18,982	130,827
Net cash provided by operating activities	3,809,172	4,357,235	5,343,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(905,356)	(1,299,325)	(1,251,151)
Development of new dental centers	(845,071)	(569,220)	(1,961,542)
Net cash used in investing activities	(1,750,427)	(1,868,545)	(3,212,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	17,325,000	22,022,377	21,298,996
Repayments - line of credit	(18,425,000)	(20,068,772)	(21,100,190)
Advances - term loan	-	-	4,600,000
Repayments - term loan	-	-	(230,000)
Repayment of long-term debt	(741,495)	(167,217)	(145,150)
Proceeds from exercise of Common Stock options	234,749	600,254	422,552
Purchase and retirement of Common Stock	(777,962)	(4,311,000)	(6,101,809)
Tax benefit of Common Stock options exercised	240,661	403,092	237,217
Common Stock cash dividends	(269,303)	(801,863)	(1,145,726)
Net cash used in financing activities	(2,413,350)	(2,323,129)	(2,164,110)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(354,605)	165,561	(33,556)
CASH AND CASH EQUIVALENTS, beginning of period	1,110,786	756,181	921,742
CASH AND CASH EQUIVALENTS, end of period	$756,181	$921,742	$888,186

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended December 31,
	2004	2005	2006

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$123,198	$130,831	$270,427
Cash paid during the year for income taxes	$622,701	$576,489	$1,463,248

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2004, 2005 and 2006, the Company managed 55, 57 and 60 dental practices (collectively referred to as the ''Offices''), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company’s growth through December 31, 2006 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2000 and Prior	42	18	(4)
2001	-	-	(2)
2002	-	-	-
2003	-	-	-
2004	-	2	(1)
2005	-	2	-
2006	-	4	(1)

Total	42	26	(8)

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2006. Such reclassification had no effect on net income.

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

The Emerging Issues Task Force (''EITF'') Issue 97-2 of the Financial Accounting Standards Board (“FASB”) covers financial reporting matters relating to the physician practice management industry, including the consolidation of professional corporation revenue and expenses, the accounting for business combinations and the treatment of stock options for dentists as employee options. The Company’s accounting policies in these areas are conducted in accordance with the provisions of EITF Issue 97-2.

Net Revenue

“Net revenue from consolidated dental offices” represents the ''Total dental group practice revenue'' less amounts retained by the Offices for compensation paid by the professional corporations to dentists and hygienists. Dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office.

A summary of the components of net revenue for the years ended December 31, 2004, 2005, and 2006 follows:

	Years Ended December 31,
	2004	2005	2006

Total dental group practice revenue	$46,460,595	$52,526,276	$57,141,226
Less - amounts retained by Offices	14,290,190	15,810,159	17,754,230

Net revenue	$32,170,405	$36,716,117	$39,386,996

''Total dental group practice revenue'' represents the revenue of the consolidated and managed Offices reported at the estimated realizable amounts from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments, as defined in this report as Revenue. Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To management's knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements.

During 2004, 2005 and 2006, 11.1%, 11.6% and 13.8% respectively, of the Company's Revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided. Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 2004, 2005 and 2006, the following companies were responsible for the corresponding percentages of the Company’s total dental group practice revenue (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 8.0%, 7.8% and 9.9% respectively, CIGNA Dental Health was responsible for 6.9%, 7.2% and 7.5% respectively, and Fortis Benefits Insurance Company was responsible for 4.6%, 4.1% and 4.0% respectively.

Contribution From Dental Offices

The ''Contribution from dental offices'' represents the excess of net revenue from the operations of the Offices over direct expenses associated with operating the Offices. The revenue and direct expense amounts relate exclusively to business activities associated with the Offices. The contribution from dental offices provides an indication of the level of earnings generated from the operation of the Offices to cover corporate expenses, interest expense charges and income taxes.

Advertising and Marketing

The costs of advertising, promotion and marketing are expensed as incurred.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and statements of cash flows, cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable represents receivables from patients and other third-party payors for dental services provided. Such amounts are recorded net of contractual allowances and other adjustments at time of billing. In those instances when payment is not received at the time of service, the Offices record receivables from their patients, most of who are local residents and are insured under third-party payor agreements. In addition, the Company has estimated allowances for uncollectible accounts. The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Accounts are normally considered delinquent after 120 days. However, estimating the credit-worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. Management continually monitors and periodically adjusts the allowances associated with these receivables.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,259,837; $1,092,401and $1,544,473 for the years ended December 31, 2004, 2005 and 2006, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $757,025, $750,441 and $779,294 for the years ended December 31, 2004, 2005 and 2006, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.

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

Income Taxes

The Company accounts for income taxes (Note 10) pursuant to Statement of Financial Accounting Standards (''SFAS'') No. 109, ''Accounting for Income Taxes,'' which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Earnings Per Share

The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

	Years Ended December 31,
	2004			2005			2006
		Weighted Average	Per Share		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income	$1,379,597	2,415,844	$.57	$2,164,303	2,367,923	$.91	$2,322,974	2,279,859	$1.02
Diluted EPS:

Net income	$1,379,597	2,631,054	$.53	$2,164,303	2,624,286	$.82	$2,322,974	2,469,540	$.94

The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2004, 2005 and 2006 relates to the effect of 215,210, 256,363 and 189,681 respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by SFAS 128. For the year ended December 31, 2006, options to purchase 85,500 shares of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive. Basic and diluted EPS amounts have been adjusted to reflect the 2-for-1 stock split, effective August 1, 2005.

Comprehensive Income

The FASB issued SFAS 130 “Reporting Comprehensive Income” in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For 2004, 2005 and 2006, net income and comprehensive income were the same.

Costs of Start-up Activities

Start-up costs and organization costs are expensed as they are incurred.

Segment Reporting

The Company operates in one business segment, which is to provide business services dental practices. The Company currently provides business services to Offices in the states of Arizona, Colorado and New Mexico. All aspects of the Company’s business are structured on a practice-by-practice basis. Financial analysis and operational decisions are made at the individual Office level. The Company does not evaluate performance criteria based upon geographic location, type of service offered or source of revenue.

Stock-Based Compensation Plans

On January 1, 2006, the Company adopted SFAS. 123(R). This standard revises SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the year ended December 31, 2006 was approximately $329,000. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of the Company’s Common Stock over the option exercise price on the date of grant. All options of the Company are granted at amounts equal to or higher than the fair value of the Common Stock, so no compensation expense is recorded.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share of Common Stock for the year ended December, 2005 and 2004 would have been reported as follows:

	2004	2005

Net income:
As reported	$1,379,597	$2,164,303
Stock based compensation included in net income	-	-
Fair value of stock based compensation,
net of income taxes	299	(222,701)
Pro forma	$1,379,896	$1,941,602
Net income per share, basic:

As reported	$0.57	$0.91
Stock based compensation included in net income	-	-
Fair value of stock based compensation,
net of income taxes	-	(0.09)

Pro forma	$0.57	$0.82

Net income per share, diluted:

As reported	$0.53	$0.82
Stock based compensation included in net income	-	-
Fair value of stock based compensation,
net of income taxes	-	(0.08)

Pro forma	$0.53	$0.74

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior 12 month periods ended December 31, 2005 and 2004 under SFAS 123 and the stock compensation expense recognized during the current 12 month period ended December 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative 12 month results have not been restated.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash

Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) at the beginning of fiscal year 2006.

 In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” Interpretation 48 is effective for fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

 In September 2006, the SEC issued Staff Accounting Bulletin No. 108, regarding the process of quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on the Company’s consolidated financial statements.

 In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other non-owner changes in equity. SFAS No. 158 is effective for fiscal year 2006. The Company does not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 financial statement presentation to conform to the 2006 presentation. These reclassifications had no effect on net income as previously stated.

(3) ACQUISITIONS

With each Office acquisition, the Company enters into a contractual arrangement, including a Management Agreement, which has a term of 40 years. Pursuant to these contractual arrangements the Company provides all business and marketing services at the Offices, other than the provision of dental services, and believes it has long-term and unilateral control over the assets and business operations of each Office. Accordingly, acquisitions are considered business combinations and treated under the purchase method of accounting. The Company has not completed any acquisitions since October 1, 2002.

(4) DISCONTINUED OPERATIONS

During the third quarter of 2004, the Company closed an office in the Phoenix, Arizona market. Discontinued operations are defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a component of the Company that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. SFAS No. 144 further provides that the assets and liabilities of the component, if any, that has been classified as discontinued operations be presented separately in the Company’s balance sheet. The results of operations of the component of the Company that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. The loss recognized on dispositions is primarily the result of the write-off of intangible assets, net of accumulated amortization.

(5)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2005	2006

Dental equipment	$5,463,370	$6,404,663
Furniture and fixtures	1,129,628	1,270,669
Leasehold improvements	5,834,408	7,467,332
Computer equipment, software and related items	2,134,495	2,106,081
Instruments	1,029,376	782,930
	15,591,277	18,031,675

Less - accumulated depreciation	(11,651,825)	(12,439,003)

Property and equipment, net	$3,939,452	$5,592,672

(6) INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2005	2006

Management agreements	25 years	$18,708,623	$18,723,623
Less - accumulated amortization		(5,671,971)	(6,451,265)

Intangible assets, net		$13,036,652	$12,272,358

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2007	$779,394
2008	779,394
2009	779,394
2010	779,394
2011	779,394

$3,896,970

(7) DEBT

Debt consists of the following:

	December 31,
	2005	2006

Revolving credit agreement with a bank not to exceed
$5.0 million, at either, or a combination of, lender’s
Base Rate (7.25% at December 31, 2005) or a LIBOR rate
Plus 1.50% (5.83% at December 31, 2005), collateralized by the
Company’s accounts receivable and Management Agreements, due in
May 2007.	$2,853,605	$-

Revolving credit agreement with a bank not to exceed
$7.0 million, at either, or a combination of, lender’s
Base Rate (8.25% at December 31, 2006) or a LIBOR rate
Plus 1.50% (6.85% at December 31, 2006), collateralized by the
Company’s accounts receivable and Management Agreements, due in
May 2008.	-	3,052,411

$4.6 Term Loan with a bank, $2.3 was borrowed at a fixed rate of 7.05%
and the remaining was borrowed at a floating intereste rate of
LIBOR plus 1.5% (6.85% at December 31, 2006), the principal is paid back in 20 equal quarterly payments of approximately $230,000 plus interest beginning December 31, 2006, collateralized by the
Company’s accounts receivable and Management Agreements,
matures on September 30, 2011.	-	4,370,000

Acquisition notes payable:
Due in April 2006; interest at 8%; no collateral; monthly principal and
interest payments of $4,400.	17,400	-
Due in March 2007, interest at 8%, no collateral, monthly principal and
interest payments of $11,335.	161,311	33,561

	$3,032,316	$7,455,972
Less - current maturities	(145,150)	(953,561)

Long -term debt, net of current maturities	$2,887,166	$6,502,411

Credit Facility

On April 25, 2006, the Company amended its bank line of credit (“Credit Facility”). The amended Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate margin of 1.50%. A commitment fee of 0.25% on the average daily unused amount of the Revolving Loan commitment during the preceding quarter will also be assessed. The Company may prepay any Base Rate loan at any time and any LIBOR Rate loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan. The amended Credit Facility expires on May 31, 2008. At December 31, 2006, the Company had $3.1 million outstanding and $3.9 million available for borrowing under the Credit Facility. This consisted of $1.6 million outstanding under the Base Rate option and $1.5 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At December 31, 2006, the Company was in full compliance with all of its covenants under the Credit Facility.

Term Loan

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. At December 31, 2006, the Company had $4.4 million outstanding under the Term Loan. The term loan matures on September 30, 2011. At December 31, 2006, the Company was in full compliance with all of its covenants under the Term Loan.

The Term Loan is a fixed-for-floating interest rate swap. If the Company were to designate it as a hedge, this transaction would qualify as a cash flow hedge under SFAS No. 133. As of December 31, 2006, the Company had elected not to designate it as a cash flow hedge and has not recorded it as a cash flow hedge. As of February 2007, the Company has elected to designate it as a cash flow hedge.

The scheduled maturities of debt are as follows:

Year	Amount

2007	$953,561
2008	3,972,411
2009	920,000
2010	920,000
Thereafter	690,000

$7,455,972

(8) SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2004, the Company, in seven separate transactions, purchased 108,000 shares of its Common Stock for total consideration of approximately $778,000 at prices ranging from $6.33 to $9.25 per share. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Board of Directors approved Dutch Auction Tender Offer, 212,396 shares of its Common Stock at $21.75 for total consideration of $4.6 million. As of December 31, 2006, approximately $526,000 of the previously authorized amount was available for open-market purchases.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”), which reserved 300,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2006, there were 44,300 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of December 31, 2006, there were 41,001 vested options outstanding and 214,699 unvested options outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of December 31, 2006, there were 269,869 vested options outstanding and 83,666 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan (“Dental Center Plan”) was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices (“P.C.s”) that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or are an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of December 31, 2006, there were 14,000 vested options outstanding and no unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions (1)	2004	2005	2006
Expected life (2)	3.4	3.9	5.0
Risk-free interest rate (3)	3.30%	3.95%	4.76%
Expected volatility (4)	38%	45%	53%
Expected dividend yield	1.58%	2.49%	2.86%
_____________________________

(1)
Beginning on the date of adoption of SFAS 123(R), January 1, 2006, forfeitures are estimated based on historical experience. For the year ended December 31, 2006, the forfeiture rate used is 5.09%. Prior to the adoption of SFAS 123(R), forfeitures were recorded as they occurred.

(2)	The expected life, in years, of stock options is estimated using the simplified-method calculation.
(3)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(4)	The expected volatility is estimated based on historical and current stock price data for the Company.

A summary of stock option activity as of December 31, 2004, 2005 and 2006, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2003	603,996	$4.30	$1.00 - $18.00
Granted	80,000	$7.83	$7.50 - $ 7.88
Exercised	117,998	$1.99	$1.00 - $ 6.00
Forfeited	38,584	$7.60	$1.00 - $ 18.00

Balance at December 31, 2004	527,414	$5.11	$1.00 - $17.50	3.0	$2,550
Granted	382,000	$14.30	$9.66 - $19.37
Exercised	178,616	$3.36	$1.00 - $ 7.50
Canceled	75,416	$9.69	$5.50 - $17.50

Balance at December 31, 2005	655,382	$10.42	$1.00 - $19.37	4.2	$6,828
Granted	49,700	$17.49	$14.81 - $19.75
Exercised	93,847	$4.50	$1.00 - $13.00
Canceled	48,000	$15.10	$12.50 - $17.61

Balance at December 31, 2006	563,235	$11.63	$4.80 - $19.75	3.7	$6,550

Exercisable at December 31, 2004	397,414	$4.77	$1.00 - $17.50	2.7	$2,068

Exercisable at December 31, 2005	357,382	$6.29	$1.00 - $ 9.75	2.5	$2,250

Exercisable at December 31, 2006	304,870	$7.95	$4.80 - $19.37	2.1	$2,425

The weighted average grant date fair value of options granted was $7.00, $4.67 and $2.20 per option during the years ended December 31, 2006, 2005 and 2004, respectively. Net cash proceeds from the exercise of stock options during the years ended December 31, 2006, 2005 and 2004 were $422,552, $600,253 and $234,749, respectively. The associated income tax benefit from stock options exercised during the year ended December 31, 2006, 2005 and 2004, respectively was $621,795, $878,140 and $630,002, respectively. As of the date of exercise, the total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $1.3 million, $2.0 million and $720,000, respectively. As of December 31, 2006, there was $1.3 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.48 years.

The following table summarizes information about the options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2006	Weighted Average Exercise Price

$ 3.91 — 7.92	214,202	1.5	$6.26	214,202	$6.26
7.93 — 11.88	91,333	3.8	9.72	69,667	9.74
11.89 — 15.84	83,000	5.6	13.13	-	-
15.85 — 19.80	174,700	5.4	18.50	21,001	19.30

$ 3.91 — 19.80	563,235	3.7	$11.63	304,870	$7.95

Restricted Stock

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”). In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of December 31, 2006, there was approximately $324,000 of unrecognized compensation expense related to the restricted stock grant. The expense is expected to be recognized over a period of 1.0 years.

A summary of the vesting status of the shares of restricted stock as of December 31, 2005 and 2006, and the changes during the 12 months then ended, is presented below:

	Number of Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2004	-	$-
Granted	60,000	13.51
Vested	-	-
Forfeited	-	-

Non-vested at December 31, 2005	60,000	13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-

Non-vested at December 31, 2006	40,000	$13.51

(9)  COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,828,775, $2,993,959 and $3,378,072 for the years ended December 31, 2004, 2005, and 2006, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

Years ending, December 31,	Amount

2007	$2,665,576
2008	2,181,750
2009	1,629,679
2010	1,116,978
2011	312,517
Thereafter	54,091

$7,960,591

Certain of the Company’s office space leases are structured to include scheduled and specified rent increases over the lease term. From time to time the Company receives incentives from the landlord including tenant improvement discounts and periods of free rent. The Company has recognized the effects of these rent escalations, tenant improvement discounts and periods of free rent on a straight-line basis over the lease terms.

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

Income tax expense for the years ended December 31, consists of the following:

	2004	2005	2006
Current:
Federal	$515,142	$1,069,508	$1,455,771
State	76,303	120,604	183,135
	591,445	1,190,112	1,638,906
Deferred:
Federal	260,518	52,095	34,400
State	46,223	2,753	7,721
	306,741	54,848	42,121

Total income tax expense	$898,186	$1,244,960	$1,596,785

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2004	2005	2006

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	4.8	3.0	4.0
Effect of permanent differences -
travel and entertainment expenses	-	0.5	0.4
ISO stock grants	-	-	3.0
Other	0.6	(1.0)	(0.7)
	39.4%	36.5%	40.7%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

	December 31,
	2005	2006

Deferred tax assets current:
Accruals not currently deductible	$60,697	$76,036
Allowance for doubtful accounts	99,714	109,635
	160,411	185,671
Deferred tax assets long-term:
Depreciation for tax under books	584,358	930,761
	584,358	930,761
Deferred tax liabilities long-term:
Intangible asset amortization for tax over books	(1,334,704)	(1,664,995)
	(1,334,704)	(1,664,995)

Net deferred tax asset (liability)	$(589,935)	$(548,563)

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to: Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books. The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

 In 2004, 2005 and 2006, tax benefits associated with the exercise of non-qualified options reduced taxes payable by approximately $241,000, $325,000 and $236,000, respectively, and increased equity by the same amount.

The Company is aware of the risk that the recorded deferred tax assets may not be realizable. However, management believes that it will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets.

(11) BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan, which was established April 1, 1997. Eligible employees may make voluntary contributions to the plan. Effective November 1, 2005, the Company announced that it would start matching 20% of the first 6% of each employee’s contribution. The Company contributed $9,938 and $89,351 towards the plan for the years ended December 31, 2005 and 2006, respectively. For the year ended December 31, 2004, the Company did not make any contributions to the plan. In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. For the years ended December 31, 2004, 2005 and 2006 the Company did not make any profit sharing contributions.

Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2005 and 2006.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations: A 2-for-1 split of the Company’s common stock became effective as of August 1, 2005. All earnings per share in the following table reflect the stock split.

	Net Revenue	Contribution From Dental Offices	Net Income	Net Income Per Share of Common Stock - Diluted
2004 quarter ended:
31-Mar-04	$8,210,196	$1,661,010	$429,016	$0.17
30-Jun-04	8,177,042	1,559,563	424,209	0.16
30-Sep-04	8,015,735	1,332,448	180,485	0.07
31-Dec-04	7,767,432	1,368,166	345,887	0.13

	$32,170,405	$5,921,187	$1,379,597	$0.53

2005 quarter ended:
31-Mar-05	$9,367,731	$2,095,604	$699,643	$0.26
30-Jun-05	9,393,284	1,974,485	633,268	0.24
30-Sep-05	9,264,449	2,115,191	414,390	0.16
31-Dec-05	8,690,653	1,586,801	417,005	0.16

	$36,716,117	$7,772,081	$2,164,306	$0.82

2006 quarter ended:
31-Mar-06	$10,140,029	$2,297,178	$702,325	$0.27
30-Jun-06	10,091,469	2,235,422	623,166	0.25
30-Sep-06	9,756,186	2,046,944	632,804	0.25
31-Dec-06	9,399,312	1,873,295	364,679	0.17

	$39,386,996	$8,452,839	$2,322,974	$0.94

(14)  SUBSEQUENT EVENTS

On January 9, 2007, the Company announced the increase in the amount of the quarterly cash dividend from $.13 per share to $.15 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in internal controls.

There were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the fiscal year with the Securities Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the fiscal year with the Securities Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the fiscal year with the Securities Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the fiscal year with the Securities Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the fiscal year with the Securities Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -
As of December 31, 2005 and 2006

Consolidated Statements of Income -
Years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Shareholders’ Equity -
Years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows -
Years ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II - Valuation and Qualifying Accounts -
Three Years Ended December 31, 2006

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.
a Colorado corporation

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 2, 2007
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 2, 2007
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	April 2, 2007
Dennis N. Genty	Treasurer (Principal Financial and Accounting
Officer)

/s/ Mark A. Birner	President and Director	April 2, 2007
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	April 2, 2007
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	April 2, 2007
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	April 2, 2007
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2004, 2005 and 2006 included in this Form 10-K and have issued our report thereon dated March 29, 2007. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2004, 2005 and 2006 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Hein & Associates LLP
Hein & Associates LLP

Denver, Colorado,
March 29, 2007

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts *	Deductions**	Balance at end of period

2006	$261,031	$722,622	$-	$695,140	$288,513
2005	$232,543	$673,613	$-	$645,125	$261,031
2004	$215,838	$435,813	$-	$419,108	$232,543

*  Allowance recorded, as the result of accounts receivable acquired.
**  Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document
3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

3.2
Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2
Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.1
Form of Indemnification Agreement entered into between the Registrant and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.13
Credit Agreement, dated October 31, 1996, between the Registrant and Key Bank of Colorado, as amended by First Amendment to Loan Documents, dated as of September 3, 1997, incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.14
Form of Managed Care Contract with Prudential, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.15
Form of Managed Care Contract with PacifiCare, incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.17
Agreement, dated August 21, 1997, between the Registrant and James Abramowitz, D.D.S., and Equity Resources Limited Partnership, a Colorado limited partnership, incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.18
Form of Management Agreement, incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.20
Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.23
Birner Dental Management Services, Inc. 1995 Employee Stock Option Plan, including forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement under the Employee Plan, incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.24
Birner Dental Management Services, Inc. 1995 Stock Option Plan for Managed Dental Centers, including form of Non-statutory Stock Option Agreement under the Dental Center Plan, incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.25
Profit Sharing 401(k)/Stock Bonus Plan of the Registrant, incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.26
Form of Stock Transfer and Pledge Agreement with Mark Birner, D.D.S., incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.

10.27
Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and William Bolton, D.D.S., incorporated herein by reference to Exhibit 10.27 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.

10.29
Second Amendment to Loan Documents dated November 19, 1997 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.29 of Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.

10.32
Third Amendment to Loan Documents date September 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

10.33
Fourth Amendment to Loan Document dated December 31, 1998 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K for the annual period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

10.34
Fifth Amendment to Loan Document dated May 28, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q for the quarterly period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.

10.35
Sixth Amendment to Loan Document dated September 20, 1999 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.35 of the Company’s Form 10-Q for the quarterly period ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.

10.36
Seventh Amendment to Loan Document dated March 24, 2000 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.36 of the Company’s Form 10-K for the annual period ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

10.37
Eighth Amendment to Loan Document dated September 29, 2000 between Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-Q for the quarterly period ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000.

10.38
Amended and Restated Credit Agreement dated December 17, 2001 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.38 of the Company’s Form 10-K for the annual period ended December 31, 2001.

10.39
First Amendment to Amended and Restated Credit Agreement dated April 30, 2002 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.39 of the Company’s Form 10-Q for the quarterly period ended March 31, 2002 filed with the Securities and Exchange Commission on May 6, 2002.

10.40
Second Amendment to Amended and Restated Credit Agreement dated September 9, 2002 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.40 of the Company’s Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 8, 2002.

10.41
Fourth Amendment to Amended and Restated Credit Agreement dated April 24, 2003 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.41 of the Company’s Form 10-Q for the quarterly period ended March 31, 2003 filed with the Securities and Exchange Commission on May 8, 2003.

10.42
Birner Dental Management Services, Inc. Code of Ethics, incorporated herein by reference to Exhibit 10.42 of Form 10-K (SEC File No. 23367), as filed with Securities and Exchange Commission on March 30, 2004.

10.43
Second Amended and Restated Credit Agreement dated August 7, 2003 between Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.41 of the Company’s Form 10-K for the annual period ended December 31, 2003.

10.44
Second Amendment to Second Amended and Restated Credit Agreement dated April 29, 2005 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.43 of the Company’s Form 10-K for the annual period ended December 31, 2005.

10.45
Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 19, 2005.

10.46
Third Amendment to Second Amended and Restated Credit Agreement dated April 25, 2006 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.43 of the Company’s Form 10-K for the annual period ended December 31, 2006

10.47
Fourth Amendment to Second Amended and Restated Credit Agreement dated August 31, 2006 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.43 of the Company’s Form 10-K for the annual period ended December 31, 2006

10.48	Third Amended and Restated Security Agreement between the Company and KeyBank National Association dated August 30, 2006 of the Company’s Form 10-K for the annual period ended December 31, 2006.
23*	Hein & Associates LLP consent dated March 29, 2007.
31.1*	Certification of 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2 *	Certification of 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1*	Certification of 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Form 10-K.