Form 10-Q
period 2007-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2007-05-15
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 EAST FLORIDA AVENUE, SUITE 508 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

(303) 691-0680
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___     Accelerated filer  _____       Non-accelerated filer  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___      No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of May 14, 2007
Common Stock, without par value	2,124,660

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2006	2007
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$888,186	$713,265
Accounts receivable, net of allowance for doubtful
accounts of $288,513 and $276,303, respectively	3,103,922	3,908,588
Deferred tax asset	185,671	205,642
Prepaid expenses and other assets	597,283	840,766

Total current assets	4,775,062	5,668,261

PROPERTY AND EQUIPMENT, net	5,592,672	5,340,792

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,272,358	12,082,086
Deferred charges and other assets	181,860	173,527

Total assets	$22,821,952	$23,264,666

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,648,498	$1,773,412
Accrued expenses	1,398,267	1,476,062
Accrued payroll and related expenses	1,596,770	2,153,813
Income taxes payable	114,016	481,144
Current maturities of long-term debt	953,561	1,150,000

Total current liabilities	5,711,112	7,034,431

LONG-TERM LIABILITIES:
Deferred tax liability, net	734,234	846,217
Long-term debt, net of current maturities	6,502,411	5,170,652
Other long-term obligations	326,550	310,946

Total liabilities	13,274,307	13,362,246

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares
authorized; 2,132,461 and 2,123,660 shares issued and
outstanding, respectively	4,515,469	4,324,095
Deferred equity compensation	(324,120)	(243,090)
Retained earnings	5,356,296	5,821,415

Total shareholders' equity	9,547,645	9,902,420

Total liabilities and shareholders' equity	$22,821,952	$23,264,666

** Derived from the Company’s audited consolidated balance sheet at December 31, 2006.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2006		2007

NET REVENUE:	$10,140,029		$10,838,407

DIRECT EXPENSES:
Clinical salaries and benefits	3,688,987		3,840,292
Dental supplies	575,637		560,926
Laboratory fees	641,896		680,206
Occupancy	1,056,733		1,133,052
Advertising and marketing	208,954		148,760
Depreciation and amortization	479,775		610,552
General and administrative	1,190,869		1,176,496
	7,842,851		8,150,284

Contribution from dental offices	2,297,178		2,688,123

CORPORATE EXPENSES:
General and administrative	1,081,063	(1)	1,246,526	(1)
Depreciation and amortization	34,196		30,828

Operating income	1,181,919		1,410,769

Interest expense	39,620		106,153

Income before income taxes	1,142,299		1,304,616
Income tax expense	439,974		521,847

Net income	$702,325		$782,769

Net income per share of Common Stock - Basic	$0.30		$0.37

Net income per share of Common Stock - Diluted	$0.27		$0.34

Cash dividends per share of Common Stock	$0.13		$0.15

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,372,506		2,126,376

Diluted	2,584,713		2,306,908

(1)
Corporate expense - general and administrative includes $81,030 of deferred equity compensation for a stock award and $87,745 related to stock-based compensation expense in the three months ended March 31, 2006, and $81,030 of deferred equity compensation expense for a stock award and $90,064 related to stock-based compensation expense in the three months ended March 31, 2007.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
			Deferred
	Common Stock		Equity	Retained	Shareholders'
	Shares	Amount	Compensation	Earnings	Equity

BALANCES, December 31, 2006	2,132,461	$4,515,469	$(324,120)	$5,356,296	$9,547,645
Common Stock options exercised	10,667	78,049	-	-	78,049
Purchase and retirement of Common Stock	(19,468)	(415,893)	-	-	(415,893)
Tax benefit of Common Stock options exercised	-	56,406	-	-	56,406
Dividends declared on Common Stock	-	-	-	(317,650)	(317,650)
Stock-based compensation expense	-	90,064	-	-	90,064
Amortization of deferred equity compensation	-	-	81,030	-	81,030
Net income	-	-	-	782,769	782,769

BALANCES, March 31, 2007	2,123,660	$4,324,095	$(243,090)	$5,821,415	$9,902,420

The accompanying notes are an integral part of these condensed consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$702,325	$782,769
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	513,971	641,379
Stock compensation expense	87,745	90,064
Provision for doubtful accounts	224,667	154,926
Provision for (benefit from) deferred income taxes	97	92,012
Amortization of deferred equity compensation	81,030	81,030
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(694,898)	(959,592)
Prepaid expenses and other assets	(96,327)	(243,483)
Deferred charges and other assets	(27,565)	8,333
Accounts payable	(178,524)	124,914
Accrued expenses	115,372	38,023
Accrued payroll and related expenses	944,228	557,043
Income taxes payable	272,797	367,128
Other long-term obligations	(196)	(15,604)
Net cash provided by operating activities	1,944,722	1,718,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(682,917)	(199,227)
Development of new dental centers	(514,755)	-
Net cash used in investing activities	(1,197,672)	(199,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	4,023,409	5,871,902
Repayments - line of credit	(4,677,014)	(6,973,663)
Repayment of long-term debt	(43,966)	(33,559)
Proceeds from exercise of Common Stock options	87,411	78,049
Purchase and retirement of Common Stock	(20,278)	(415,893)
Tax benefit of Common Stock options exercised	17,081	56,406
Common Stock cash dividends	(235,124)	(277,878)
Net cash used in financing activities	(848,481)	(1,694,636)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(101,431)	(174,921)
CASH AND CASH EQUIVALENTS, beginning of period	921,742	888,186
CASH AND CASH EQUIVALENTS, end of period	$820,311	$713,265

The accompanying notes are an integral part of these condensed consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW NFORMATION:

Cash paid during the year for interest	$77,139	$126,062
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization was $194,704 and $194,749 for the three months ended March 31, 2007 and 2006, respectively.

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

Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment." This standard revises SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the three months ended March 31, 2007 and 2006 was approximately $90,000 and $88,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method wherein compensation expense was recognized on stock options granted only for the excess of the market price of the Company’s Common Stock over the option exercise price on the date of grant. All options of the Company were granted at amounts equal to or higher than the fair value of the Common Stock, so no compensation expense was recorded.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is not met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law and regulations is inherently complex and subject to change. The Company is required to make many subjective assumptions and judgments regarding the income tax exposures. Changes in these subjective assumptions and judgments can materially affect amounts recognized in the Company’s financial statements.

At the adoption date of January 1, 2007 and at March 31, 2007, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of March 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. The tax year 2006 federal return has been granted an extension to file until September 15, 2007. The tax years 2003-2006 remain open to examination by taxing jurisdictions to which the Company is subject. The IRS report issued in July 2006, made no changes to the return. No other federal or state exams are ongoing or have been performed in the past three years.

(3)  EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Three Months Ended March 31,
	2006			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$702,325	2,372,506	$0.30	$782,769	2,126,376	$0.37

Effect of dilutive shares of Common Stock from stock options and warrants	-	212,207	(0.03)	-	180,532	(0.03)

Diluted EPS:
Net income available to shares of Common Stock	$702,325	2,584,713	$0.27	$782,769	2,306,908	$0.34

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006 relates to the effect of 180,532 and 212,207 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the three months ended March 31, 2007, options to purchase 3,644 shares of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

(4) STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”), which reserved 300,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of March 31, 2007, there were 30,300 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2007 there were 21,001 vested options, 188,699 unvested options, 40,000 vested restricted shares and 20,000 unvested restricted shares outstanding under the 2005 Plan. In March 2007 the Board of Directors resolved that, subject to approval by the shareholders at the 2007 Annual Meeting of Shareholders, the number of authorized shares under the 2005 Plan be increased from 300,000 to 425,000.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of March 31, 2007, there were 271,535 vested options outstanding and 64,667 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan (“Dental Center Plan”) was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices (“P.C.s”) that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or are an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of March 31, 2007, there were 14,000 vested options outstanding and no unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Three Months Ended
	March 31,
Valuation Assumptions	2006	2007

Expected life (1)	5.0	4.5
Risk-free interest rate (2)	4.72%	4.75%
Expected volatility (3)	50%	58%
Expected dividend yield	2.90%	3.07%
Expected Forteiture (4)	4.49%	5.32%

_____________________________
(1) The expected life, in years, of stock options is estimated using the simplified-method calculation.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures on options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, are recorded as they occur. Forfeitures on options granted since the Company’s adoption of SFAS 123(R), are estimated based on historical experience.

A summary of option activity as of March 31, 2007, and changes during the three months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2006	563,235	$11.63	$4.80 - $19.75
Granted	17,000	$21.84	$21.75 - $21.85
Exercised	10,667	$7.32	$5.50 - $ 9.66
Forfeited	9,666	$13.30	$9.66 - $17.61

Outstanding at March 31, 2007	559,902	$11.99	$4.80 - $21.85	3.5	$6,715

Exercisable at March 31, 2007	306,536	$8.04	$4.80 - $19.37	1.9	$2,466

The weighted average grant date fair value of options granted was $9.16 per option and $6.87 per option during the three months ended March 31, 2007 and 2006, respectively. Net cash proceeds from the exercise of stock options during the three months ended March 31, 2007 and 2006 were $78,049 and $87,411, respectively. The associated income tax benefit from stock options exercised during the three months ended March 31, 2007 and 2006 was $56,406 and $17,081, respectively. As of the date of exercise, the total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $166,936 and $634,761, respectively. As of March 31, 2007, there was $1.4 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.42 years.

(5) RESTRICTED STOCK GRANT

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”) under the 2005 Plan. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of March 31, 2007, there was approximately $243,000 of unrecognized compensation expense related to the restricted stock grant. The remaining expense is expected to be recognized in 2007.

A summary of the vesting status of the shares of restricted stock as of March 31, 2007, and the changes during the three months then ended, is presented below:
	Three Months Ended
	March 31, 2007
	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2006	40,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-
Non-vested at March 31, 2007	20,000	$13.51

(6)  DIVIDENDS

On March 9, 2004, the Company announced a quarterly cash dividend of $.0375 per share. On February 10, 2005, the Company announced an increase in the amount of the quarterly dividend to $.10 per share. On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend to $.13 per share. On January 11, 2007, the Company announced an increase in the amount of the quarterly dividend to $.15 per share. The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends. Such factors include the Board of Directors’ assessment of the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, loan agreement restrictions, results of operations and such other factors the Company’s Board of Directors may consider relevant.

(7) LINE OF CREDIT

On April 30, 2007, the Company amended its bank line of credit (“Credit Facility”). The amended Credit Facility decreases the LIBOR rate margin from 1.50% to 1.25% and extends the expiration of the credit agreement from May 31, 2008 to May 31, 2009. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. At March 31, 2007, the Company had $2.0 million outstanding and $5.0 million available for borrowing under the Credit Facility. This consisted of $1.8 million outstanding under the LIBOR rate option and $151,000 outstanding under the Base Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2007, the Company was in full compliance with all of its covenants under the Credit Facility.

(8) CAPITAL EXPENDITURES

The Company’s retained earnings as of March 31, 2007 were approximately $5.8 million, and the Company had a working capital deficit on that date of approximately $1.3 million. During the three months ended March 31, 2007, the Company had capital expenditures of approximately $199,000 and purchased approximately $416,000 of Common Stock while decreasing total bank debt by approximately $1.1 million.

(9) DUTCH AUCTION TENDER OFFER AND TERM LOAN

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “Dutch Auction” tender offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Dutch Auction tender offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Dutch Auction tender offer was funded from a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on the Term Loan and in February 2007 designated it as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivatives." Under SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value unless (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The swap was entered into for purposes other than trading purposes. At March 31, 2007, the Company was in full compliance with all of its covenants under the Term Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, this report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the three months ended March 31, 2006 and 2007. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 60 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 26 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007 and has analyzed filing positions in its federal and state jurisdictions where the Company is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained under audit and believes it does not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on the results of operations or financial position, see Notes to Condensed Consolidated Financial Statements, (2) Significant Accounting Policies.

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2006. Except for FIN 48, there have been no changes to these policies since the filing of that report.

Components of Revenue and Expenses

Total dental group practice revenue (“Revenue”) represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices. The Company’s Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the “Adjusted Gross Center Revenue” of the P.C. less compensation paid to the dentists and dental hygienists employed at the Office of the P.C. Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office (other than dentist and hygienist salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company’s or the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company, including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, except for the compensation of the dentists and hygienists who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices. Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

The Company seeks to increase its fee-for-service business by increasing the patient volume at existing Offices through effective marketing and advertising programs and by opening de novo Offices. The Company seeks to supplement this fee-for-service business with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally is more profitable than its capitated managed dental care business, capitated managed dental care business serves to increase facility utilization and dentist productivity. The relative percentage of the Company’s Revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contract terms. In addition, the profitability of managed dental care Revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

Results of Operations

For the three months ended March 31, 2007, Revenue increased $1.2 million, or 7.9%, to $15.7 million compared to $14.6 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, net revenue increased $698,000, or 6.9%, to $10.8 million compared to $10.1 million for the three months ended March 31, 2006.

For the three months ended March 31, 2007, net income increased 11.5% to $783,000, or $.34 per share compared to $702,000, or $.27 per share for the three months ended March 31, 2006.

The Company continues to generate strong cash flow from operations. During the first three months of 2007, the Company purchased $416,000 of its outstanding common stock, incurred $199,000 in capital expenditures, paid $278,000 in dividends, and repaid $34,000 of long term debt while decreasing borrowings under its Credit Facility by $1.1 million.

Revenue is total dental group practice revenue generated at the Company’s Offices from professional services provided to its patients. Amounts retained by dental Offices represents compensation expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a U.S. generally accepted accounting principles (“GAAP”) measure. The Company discloses Revenue and believes it is useful to investors because it is a critical component for management’s evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue.

	Three Months Ended
	March 31,
	2006	2007

Total dental group practice revenue	$14,579,914	$15,733,695
Less - amounts retained by dental Offices	(4,439,885)	(4,895,288)

Net revenue	$10,140,029	$10,838,407

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company’s condensed consolidated statements of income. The information contained in the following table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto contained elsewhere in this report.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007

NET REVENUE:	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	36.4%	35.4%
Dental supplies	5.7%	5.2%
Laboratory fees	6.3%	6.3%
Occupancy	10.4%	10.5%
Advertising and marketing	2.1%	1.4%
Depreciation and amortization	4.7%	5.6%
General and administrative	11.7%	10.9%
	77.3%	75.2%

Contribution from dental offices	22.7%	24.8%

CORPORATE EXPENSES:
General and administrative	10.7%	11.5%
Depreciation and amortization	0.3%	0.3%

Operating income	11.7%	13.0%

Interest expense	0.4%	1.0%

Income before income taxes	11.3%	12.0%
Income tax expense	4.3%	4.8%

Net income	7.0%	7.2%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006:

Net revenue. For the three months March 31, 2007, net revenue increased $698,000, or 6.9%, to $10.8 million compared to $10.1 million for the three months ended March 31, 2006. This increase is attributable to an increase in net revenue of $311,000 at the 56 Offices that were open during each full quarter and $387,000 in net revenue from the addition of four de novo Offices opened either during the quarter ended March 31, 2006 or after March 31, 2006.

Clinical salaries and benefits. For the three months ended March 31, 2007, clinical salaries and benefits increased $151,000, or 4.1%, to $3.8 million compared to $3.7 million for the three months ended March 31, 2006. This increase was primarily due to additional employees at the four de novo Offices opened either during the quarter ended March 31, 2006 or after March 31, 2006 and annual wage increases that became effective February 1, 2007. As a percentage of net revenue, clinical salaries and benefits decreased to 35.4% for the three months ended March 31, 2007 compared to 36.4% for the three months ended March 31, 2006.

Dental supplies. For the three months ended March 31, 2007, dental supplies decreased to $561,000 compared to $576,000 for the three months ended March 31, 2006, a decrease of $15,000 or 2.6%. As a percentage of net revenue, dental supplies decreased to 5.2% for the three months ended March 31, 2007 compared to 5.7% for the three months ended March 31, 2006.

Laboratory fees. For the three months ended March 31, 2007, laboratory fees increased to $680,000 compared to $642,000 for the three months ended March 31, 2006, an increase of $38,000 or 6.0%. This increase was primarily related to the addition of the four de novo Offices opened either during the quarter ended March 31, 2006 or after March 31, 2006. As a percentage of net revenue, laboratory fees remained constant at 6.3% for the three months ended March 31, 2007 and 2006.

Occupancy. For the three months ended March 31, 2007, occupancy expense increased $76,000 or 7.2% to $1.1 million. This increase was primarily due to the four de novo Offices opened either during the quarter ended March 31, 2006 or after March 31, 2006 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to March 31, 2006. As a percentage of net revenue, occupancy expense increased to 10.5% for the three months ended March 31, 2007 compared to 10.4% for the three months ended March 31, 2006.

Advertising and marketing. For the three months ended March 31, 2007, advertising and marketing expense decreased to $149,000 compared to $209,000 for the three months ended March 31, 2006, a decrease of $60,000 or 28.8%. This decrease is attributable to a shift away from a comprehensive television and print advertising campaign in the Albuquerque, New Mexico and Colorado Springs, Colorado markets in 2006. The Company began a television advertising campaign in the Denver, Colorado market in March 2007 that will increase advertising and marketing expense. As a percentage of net revenue, advertising and marketing expense decreased to 1.4% for the three months ended March 31, 2007 compared to 2.1% for the three months ended March 31, 2006.

Depreciation and amortization-Offices. For the three months ended March 31, 2007, depreciation and amortization expenses attributable to the Offices increased to $611,000 compared to $480,000 for the three months ended March 31, 2006, an increase of $131,000 or 27.3%. The increase in the Company’s depreciable asset base is a result of purchasing tenant improvements and new equipment for four de novo Offices and the expansion of one existing Office. As a percentage of net revenue, depreciation and amortization increased to 5.6% for the three months ended March 31, 2007 compared to 4.7% for the three months ended March 31, 2006.

General and administrative-Offices. For the three months ended March 31, 2007 and 2006, general and administrative expenses attributable to the Offices remained constant at $1.2 million. As a percentage of net revenue, general and administrative expenses decreased to 10.9% for the three months ended March 31, 2007 compared to 11.7% for the three months ended March 31, 2006.

Contribution from dental Offices. As a result of the above, contribution from dental Offices increased $391,000, or 17.0%, to $2.7 million for the three months ended March 31, 2007 compared to $2.3 million for the three months ended March 31, 2006. As a percentage of net revenue, contribution from dental offices increased to 24.8% for the three months ended March 31, 2007 compared to 22.7% for the three months ended March 31, 2006.

Corporate expenses - general and administrative. For the three months ended March 31, 2007, corporate expenses - general and administrative increased to $1.2 million compared to $1.1 million for the three months ended March 31, 2006, an increase of $165,000 or 15.3%. This increase is primarily related to an increase in executive bonuses, an increase in employee wages related to the addition of key personnel and annual wage increases. As a percentage of net revenue, corporate expenses - general and administrative increased to 11.5% for the three months ended March 31, 2007 compared to 10.7% for the three months ended March 31, 2006.

Corporate expenses - depreciation and amortization. For the three months ended March 31, 2007, corporate expenses - depreciation and amortization decreased to $31,000 compared to $34,000 for the three months ended March 31, 2006, a decrease of $3,000 or 9.8%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 0.3% for the three months ended March 31, 2007 and 2006.

Operating income. As a result of the matters discussed above, the Company’s operating income increased to $1.4 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006, an increase of $229,000 or 19.4%. As a percentage of net revenue, operating income increased to 13.0% for the three months ended March 31, 2007 compared to 11.7% for the three months ended March 31, 2006.

Interest expense. For the three months ended March 31, 2007, interest expense increased to $106,000 compared to $40,000 for the three months ended March 31, 2006, an increase of $67,000. This increase in interest expense is attributable to higher interest expense on the Credit Facility and the addition of a Term Loan to finance the Dutch Auction tender offer completed in October 2006. As a percentage of net revenue, interest expense, increased to 1.0% for the three months ended March 31, 2007 compared to 0.4% for the three months ended March 31, 2006.

Net income. As a result of the above, the Company reported net income of $783,000 for the three months ended March 31, 2007 compared to net income of $702,000 for the three months ended March 31, 2006, an increase of $80,000 or 11.5%. Net income for the three months ended March 31, 2007 was net of income tax expense of $522,000, while net income for the three months ended March 31, 2006 was net of income tax expense of $440,000. As a percentage of net revenue, net income increased to 7.2% for the three months ended March 31, 2007 compared to 7.0% for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility. As of March 31, 2007, the Company had a working capital deficit of approximately $1.4 million.

Net cash provided by operating activities was approximately $1.7 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. During the 2007 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $720,000, an increase in income taxes payable of approximately $367,000 and a decrease in deferred charges and other assets of approximately $8,000, offset by an increase in accounts receivable of approximately $960,000 (primarily due to higher Revenue), an increase in prepaid expenses and other assets of approximately $243,000, and a decrease in other long-term obligations of approximately $16,000. During the 2006 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $881,000 and an increase in income taxes payable of approximately $273,000, offset by an increase in prepaid expenses and other assets of approximately $96,000, an increase in accounts receivable of approximately $695,000 (primarily due to higher Revenue) and an increase in deferred charges and other assets of approximately $28,000.

Net cash used in investing activities was approximately $199,000 and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, the Company invested approximately $199,000 in the purchase of additional equipment. For the three months ended March 31, 2006, the Company invested approximately $683,000 in the purchase of additional property and equipment and approximately $515,000 in the development of de novo Offices.

Net cash used in financing activities was approximately $1.7 million for the three months ended March 31, 2007 and $848,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, net cash used in financing activities was comprised of approximately $1.1 million used to pay down the Credit Facility, approximately $416,000 used in the purchase and retirement of Common Stock, approximately $34,000 for the repayment of long-term debt and approximately $278,000 for the payment of dividends, partially offset by approximately $78,000 in proceeds from the exercise of Common Stock options and $56,000 in tax benefit of Common Stock options exercised. During the three months ended March 31, 2006, net cash used in financing activities was comprised of approximately $654,000 used to pay down the Credit Facility, approximately $20,000 used in the purchase and retirement of Common Stock, approximately $44,000 for the repayment of long-term debt and approximately $235,000 for the payment of dividends, partially offset by approximately $87,000 in proceeds from the exercise of Common Stock options and $17,000 in tax benefit of Common Stock options exercised.

On April 30, 2007, the Company amended its bank line of credit (“Credit Facility”). The amended Credit Facility decreases the LIBOR rate margin from 1.50% to 1.25% and extends the expiration of the credit agreement from May 31, 2008 to May 31, 2009. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan. At March 31, 2007, the Company had $2.0 million outstanding and $5.0 million available for borrowing under the Credit Facility. This consisted of $1.8 million outstanding under the LIBOR rate option and $151,000 outstanding under the Base Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2007, the Company was in full compliance with all of its covenants under the Credit Facility.

The Company’s retained earnings as of March 31, 2007 were approximately $5.8 million. The Company expects increased costs over the next 12 to 18 months as it prepares to comply with Sarbanes-Oxley Act Section 404.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance its Dutch Auction tender offer. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The Term Loan expires September 30, 2011. The Company designates this fixed-for-floating interest rate swap as a cash flow hedge under SFAS No. 133. The Term Loan requires the Company to maintain certain financial ratios on an ongoing basis. At March 31, 2007, the Company was in full compliance with all of its covenants under the Term Loan.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $359,000, or 19.2% to $2.2 million for the three months ended March 31, 2007 compared to $1.9 million for the corresponding three month period in 2006. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense - corporate, amortization of equity compensation, stock-based compensation related to SFAS 123(R), interest expense/(income), net and income tax expense to net income as in the table below.

	Three Months
	Ended March 31,
	2006	2007
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$702,325	$782,769
Depreciation and amortization - Offices	479,775	610,552
Depreciation and amortization - Corporate	34,196	30,828
Amortization of deferred equity compensation expense	81,030	81,030
Stock-based compensation expense related to	87,745	90,064
SFAS 123 (R)
Interest expense/(income), net	39,620	106,153
Income tax expense	439,974	521,847

Adjusted EBITDA	$1,864,665	$2,223,243

As of March 31, 2007, the Company had the following known contractual obligations:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$6,320,652	$1,150,000	$3,560,652	$1,610,000	$-
Operating lease obligations	8,132,342	2,748,407	3,949,228	1,385,541	49,166
Other long-term liabilities reflected on the balance sheet under GAAP	387,695	76,749	203,338	105,891	1,717
Total	$14,840,689	$3,975,156	$7,713,218	$3,101,432	$50,883

The Company from time to time may purchase its Common Stock on the open market. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Dutch Auction tender offer that was approved by the Board of Directors, 212,396 shares of its Common Stock at $21.75 for total consideration of $4.6 million. During the three month period ended March 31, 2007, the Company, in 14 separate transactions, purchased 19,468 shares of its Common Stock for total consideration of approximately $416,000 at prices ranging from $19.00 to $24.00. On March 16, 2007, the Board of Directors authorized the Company to increase by approximately $679,000 the amount available to make open market purchases of its Common Stock. As of March 31, 2007, approximately $791,000 of the previously authorized amount was available for open market purchases. There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on the Term Loan and designated it as a cash flow hedge under SFAS No. 133.

Interest Rate Risk. The interest payable on the Credit Facility and a portion of the Term Loan is variable based on floating interest rates (either LIBOR or Base Rate) and, therefore is affected by changes in market interest rates. At March 31, 2007, the variable portion outstanding under the Term Loan was $2.2 million and $2.0 million was outstanding under the Credit Facility with either variable LIBOR (6.82%) or Base Rate (8.25%). The Company may repay the Credit Facility and Term Loan balances in full at any time without penalty. As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company. The Company estimates that a 1.0% increase in the interest rate on the Credit Facility and Term Loan would have resulted in additional interest expense of approximately $12,000 for the three months ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2007. On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company’s internal controls over financial reporting that occurred in the three months ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed  in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock purchases by the Company during the period January 1, 2007 through March 31, 2007.

Issuer Purchases of Equity Securities
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	7,750	$19.60	7,750	$376,472
February 1, 2007 through February 28, 2007	1,518	21.11	1,518	$337,717
March 1, 2007 through March 31, 2007	10,200	22.74	10,200	$791,266
Total	19,468	$21.36	19,468

All purchases were made on the open market pursuant to publicly announced plans that were approved by the Board of Directors. As of March 31, 2007, there was approximately $791,000 available for the purchase of the Company’s Common Stock under publicly announced plans that have been approved by the Board of Directors. There is no expiration date on these plans. Purchases under these plans may be made from time to time, as the Company’s management deems appropriate.

ITEM 5. OTHER INFORMATION

On April 30, 2007, the Company amended its Credit Facility. The amended Credit Facility decreases the LIBOR rate margin from 1.50% to 1.25% and extends the expiration date of the credit agreement from May 31, 2008 to May 31, 2009.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

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

10.49	Fifth Amendment of Second Amended and Restated Credit Agreement dated April 30, 2007 between the Registrant and Key Bank of Colorado.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	31.3 Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.
Date: May 15, 2007
	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007
	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)