Form 10-K/A
period 2006-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2007-08-01
CIK 948072

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Ruler 12b-2 or the Exchange Act.

Large accelerated filer [ ]      Accelerated filer [ ]        Non-accelerated filer [ X ]

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007, for the purpose of filing Exhibit 23, Consent Of Independent Registered Public Accounting Firm, which was inadvertently omitted from the original filing.

Unless expressly stated in this filing, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (3)  and (b) Exhibits:   The Exhibit Index at the end of this report lists the exhibits filed with this report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive Officer and Director (Principal ExecutiveOfficer)	August 1, 2007
Frederic W.J. Birner

 Index of Exhibits

Exhibit Number	Description of Document
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

10.48	Third Amended and Restated Security Agreement between the Company and KeyBank National Association dated August 30, 2006 of the Company’s Form 10-K for the annual period ended December 31, 2006.
23*	Hein & Associates LLP consent dated March 29, 2007.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Form 10-K/A.