Form 10-Q
period 2007-07-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2007-11-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______ to _______

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

Large accelerated filer  [ ]                                           Accelerated filer  [ ]                                 Non-accelerated filer  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of November 10, 2007
Common Stock, without par value	2,025,598

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2006	2007
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$888,186	$740,176
Accounts receivable, net of allowance for doubtful
accounts of $288,513 and $301,450 respectively	3,103,922	3,462,540
Deferred tax asset	185,671	223,198
Prepaid expenses and other assets	597,283	505,741

Total current assets	4,775,062	4,931,655

PROPERTY AND EQUIPMENT, net	5,592,672	4,785,649

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,272,358	11,692,222
Deferred charges and other assets	181,860	173,477

Total assets	$22,821,952	$21,583,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,648,498	$1,695,347
Accrued expenses	1,398,267	1,283,658
Accrued payroll and related expenses	1,596,770	1,952,714
Income taxes payable	114,016	586,726
Current maturities of long-term debt	953,561	1,150,000

Total current liabilities	5,711,112	6,668,445

LONG-TERM LIABILITIES:
Deferred tax liability, net	734,234	725,942
Long-term debt, net of current maturities	6,502,411	5,147,823
Other long-term obligations	326,550	318,738

Total liabilities	13,274,307	12,860,948

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares
authorized; 2,132,461 and 2,023,598 shares issued and
outstanding, respectively	4,191,349	2,275,340
Retained earnings	5,356,296	6,446,715

Total shareholders' equity	9,547,645	8,722,055

Total liabilities and shareholders' equity	$22,821,952	$21,583,003

** Derived from the Company’s audited consolidated balance sheet at December 31, 2006.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended September 30,				Nine Months Ended September 30,

	2006		2007		2006		2007

NET REVENUE:	$9,756,186		$10,077,204		$29,988,004		$31,294,484

DIRECT EXPENSES:
Clinical salaries and benefits	3,540,887		3,708,692		10,811,123		11,284,077
Dental supplies	597,488		608,885		1,750,695		1,763,791
Laboratory fees	635,446		628,877		1,960,704		1,998,289
Occupancy	1,059,477		1,174,333		3,210,359		3,448,489
Advertising and marketing	176,830		143,023		637,763		559,100
Depreciation and amortization	572,788		609,470		1,581,250		1,830,548
General and administrative	1,126,326		1,126,024		3,456,569		3,421,685
	7,709,242		7,999,304		23,408,463		24,305,979

Contribution from dental offices	2,046,944		2,077,900		6,579,541		6,988,505

CORPORATE EXPENSES:
General and administrative	948,371	(1)	894,079	(1)	3,170,644	(2)	3,194,729	(2)
Depreciation and amortization	32,396		26,785		99,038		84,887

Operating income	1,066,177		1,157,036		3,309,859		3,708,889

Interest expense	38,875		90,832		118,962		286,151

Income before income taxes	1,027,302		1,066,204		3,190,897		3,422,738
Income tax expense	394,498		431,164		1,232,604		1,392,985

Net income	$632,804		$635,040		$1,958,293		$2,029,753

Net income per share of Common Stock - Basic	$0.27		$0.31		$0.84		$0.96

Net income per share of Common Stock - Diluted	$0.25		$0.28		$0.77		$0.89

Cash dividends per share of Common Stock	$0.13		$0.15		$0.39		$0.45

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,311,901		2,074,314		2,337,049		2,108,006

Diluted	2,493,941		2,243,889		2,528,388		2,287,075
____________________

(1)
Corporate expense - general and administrative includes $81,030 of equity compensation for a stock award and $78,620 related to stock-based compensation expense in the quarter ended September 30, 2006, and $81,030 of equity compensation expense for a stock award and $102,100 related to stock-based compensation expense in the quarter ended September 30, 2007.

(2)
Corporate expense - general and administrative includes $243,090 of equity compensation for a stock award and $244,651 related to stock-based compensation expense in the nine months ended September 30, 2006, and $243,090 of equity compensation expense for a stock award and $292,686 related to stock-based compensation expense in the nine months ended September 30, 2007.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2006	2,132,461	$4,191,349	$5,356,296	$9,547,645
Common Stock options exercised	24,550	256,753	-	256,753
Purchase and retirement of
Common Stock	(133,413)	(2,808,158)	-	(2,808,158)
Tax benefit of Common Stock
options exercised	-	99,620	-	99,620
Dividends declared on Common
Stock	-	-	(939,334)	(939,334)
Stock-based compensation expense	-	535,776	-	535,776
Net income	-	-	2,029,753	2,029,753

BALANCES, September 30, 2007	2,023,598	$2,275,340	$6,446,715	$8,722,055

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,958,293	$2,029,753
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,680,288	1,915,435
Stock compensation expense	487,741	535,776
Provision for doubtful accounts	562,683	501,556
Provision for (benefit from) deferred income taxes	(51,015)	(45,819)
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(944,976)	(860,174)
Prepaid expenses and other assets	147,448	91,542
Deferred charges and other assets	(27,615)	8,383
Accounts payable	(400,027)	46,849
Accrued expenses	141,077	(141,674)
Accrued payroll and related expenses	618,789	355,944
Income taxes payable	31,888	472,710
Other long-term obligations	85,763	(7,811)
Net cash provided by operating activities	4,290,337	4,902,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,129,880)	(528,276)
Development of new dental centers	(1,811,974)	-
Net cash used in investing activities	(2,941,854)	(528,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	15,067,330	16,161,137
Repayments – line of credit	(14,809,325)	(16,825,726)
Repayments – Term Loan	-	(460,000)
Repayment of long-term debt	(112,266)	(33,561)
Proceeds from exercise of Common Stock options	224,786	256,753
Purchase and retirement of Common Stock	(1,364,964)	(2,808,158)
Tax benefit of Common Stock options exercised	238,485	99,620
Common Stock cash dividends	(844,813)	(912,269)
Net cash used in financing activities	(1,600,767)	(4,522,204)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(252,284)	(148,010)
CASH AND CASH EQUIVALENTS, beginning of period	921,742	888,186
CASH AND CASH EQUIVALENTS, end of period	$669,458	$740,176

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2007

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$169,487	$350,677
Cash paid during the year for income taxes	$1,012,000	$866,475

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)      SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $194,932 and $194,848 for the quarters ended September 30, 2007 and 2006, respectively. Amortization was $584,740 and $584,446 for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the quarter and nine months ended September 30, 2007 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended September 30, 2007 and 2006 was approximately $102,000 and $79,000, respectively. Total stock-based compensation expense included in the Company’s statement of income for the nine months ended September 30, 2007 and 2006 was approximately $293,000 and $245,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.

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

At the adoption date of January 1, 2007 and at September 30, 2007, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of September 30, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. The tax years 2003-2006 remain open to examination by taxing jurisdictions to which the Company is subject. The IRS report issued in July 2006 made no changes to the Company’s federal income tax return for 2004. No other federal or state exams are ongoing or have been performed in the past three years.

(3)      EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Quarters Ended September 30,
	2006			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$632,804	2,311,901	$0.27	$635,040	2,074,314	$0.31

Effect of dilutive shares of Common Stock from stock options and warrants	-	182,040	(0.02)	-	169,575	(0.03)

Diluted EPS:
Net income available to shares of Common Stock	$632,804	2,493,941	$0.25	$635,040	2,243,889	$0.28

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2007 and 2006, relates to the effect of 169,575 and 182,040 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended September 30, 2007 and 2006 options to purchase 17,000 and 69,200 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2006			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$ 1,958,293	2,337,049	$ 0.84	$ 2,029,753	2,108,006	$ 0.96

Effect of dilutive shares of Common Stock from stock options and warrants	-	191,339	(0.07)		179,069	(0.07)

Diluted EPS:
Net income available to shares of Common Stock	$ 1,958,293	2,528,388	$ 0.77	$ 2,029,753	2,287,075	$ 0.89

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2007 and 2006 relates to the effect of 179,069 and 191,339 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the nine months ended September 30, 2006, options to purchase 158,200 shares of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

(4)       STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of September 30, 2007, there were 162,966 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2007, there were 28,119 vested options, 172,031 unvested options, 40,000 vested restricted shares and 20,000 unvested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of September 30, 2007, there were 288,535 vested options outstanding and 34,667 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan (“Dental Center Plan”) was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices (“P.C.s”) that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or are an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of September 30, 2007, there were 14,000 vested options outstanding and no unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2006	2007 (5)	2006	2007

Expected life (1)	5.8	-	5.5	4.5
Risk-free interest rate (2)	4.87%	-	4.87%	4.75%
Expected volatility (3)	65%	-	61%	58%
Expected dividend yield	2.98%	-	3.03%	3.07%
Expected Forteiture (4)	5.20%	-	5.01%	5.32%
_____________________________

(1)	The expected life, in years, of stock options is estimated using the simplified-method calculation.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)
Forfeitures of options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as they occur. Forfeitures of options granted since the Company’s adoption of SFAS 123(R) are estimated based on historical experience.

(5)	The Company did not issue any options during the quarter ended September 30, 2007.

A summary of option activity as of September 30, 2007, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2006	563,235	$ 11.63	$ 4.80 - $19.75
Granted	17,000	$ 21.84	$21.75 - $21.85
Exercised	(24,550)	$ 10.46	$ 5.50 - $15.41
Forfeited	(18,333)	$ 14.74	$ 9.66 - $17.61

Outstanding at September 30, 2007	537,352	$ 11.90	$ 4.80 - $21.85	2.9	$6,394

Exercisable at September 30, 2007	330,654	$ 8.44	$ 4.80 - $19.75	1.7	$2,792

The weighted average grant date fair values of options granted were $9.16 per option and $7.24 per option during the nine months ended September 30, 2007 and 2006, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2007 and 2006 were $256,753 and $224,786, respectively. The associated income tax benefit from stock options exercised during the nine months ended September 30, 2007 and 2006 was $99,620 and $238,485, respectively. As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2007 and 2006 were $312,204 and $868,298, respectively. As of September 30, 2007, there was $1.2 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

(5)       RESTRICTED STOCK GRANT

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”) under the 2005 Plan. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of September 30, 2007, there was approximately $81,000 of unrecognized compensation expense related to the restricted stock grant. The remaining expense is expected to be recognized in the fourth quarter of 2007.  Beginning June 30, 2007, the Company reclassified deferred equity compensation to Common Stock.

A summary of the vesting status of the shares of restricted stock as of September 30, 2007, and the changes during the nine months then ended, is presented below:

	Nine Months Ended
	September 30, 2007
	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2006	40,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-
Non-vested at September 30, 2007	20,000	$13.51

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

(7)       LINE OF CREDIT

On April 30, 2007, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility decreases the LIBOR rate margin from 1.50% to 1.25% and extends the expiration of the credit agreement from May 31, 2008 to May 31, 2009. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2007, the Company had $2.4 million outstanding and $4.6 million available for borrowing under the Credit Facility. This consisted of $1.6 million outstanding under the LIBOR rate option and $788,000 outstanding under the Base Rate option. The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2007, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)       CAPITAL EXPENDITURES

The Company’s retained earnings as of September 30, 2007 were approximately $6.4 million, and the Company had a working capital deficit on that date of approximately $1.7 million. During the nine months ended September 30, 2007, the Company had capital expenditures of approximately $528,000 and purchased approximately $2.8 million of Common Stock while decreasing total debt by approximately $1.2 million.

(9)      DUTCH AUCTION TENDER OFFER AND TERM LOAN

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “Dutch Auction” tender offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Dutch Auction tender offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Dutch Auction tender offer was funded from a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of September 30, 2007, $2 million is outstanding at the fixed rate of 7.05% and $2 million is outstanding at the LIBOR plus 1.5% floating rate.  On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on the Term Loan and in February 2007 designated  it as a cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivatives."  Under SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value unless (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The swap was entered into for purposes other than trading purposes. At September 30, 2007 the difference between fair value and the recorded value is not material and therefore no mark to market adjustment on the balance sheet has been made.  At September 30, 2007, the Company had $4.0 million outstanding under the Term Loan. The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2007, the Company was in full compliance with all of its covenants under the Term Loan.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2006 and 2007. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 60 Offices in Colorado, New Mexico and Arizona staffed by 84 general dentists and 32 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended September 30, 2007, Revenue increased $444,000, or 3.1% to $14.7 million compared to $14.3 million for the quarter ended September 30, 2006.  For the quarter ended September 30, 2007, net revenue increased $321,000, or 3.3% to $10.1 million compared to $9.8 million for the quarter ended September 30, 2006.

For the quarter ended September 30, 2007, net income increased .4% to $635,000, or $.28 per share compared to $633,000, or $.25 per share for the quarter ended September 30, 2006.

For the nine months ended September 30, 2007, Revenue increased $2.1 million, or 4.9%, to $45.6 million compared to $43.4 million for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, net revenue increased $1.3 million, or 4.4%, to $31.3 million compared to $30.0 million for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, net income increased 3.6% or $71,000 to $2.0 million.  Earnings per share for the nine months ended September 30, 2007 increased 14.6% to $.89 per share compared to $.77 per share for the nine months ended September 30, 2006.

The Company continues to generate strong cash flow from operations.  During the first nine months of 2007, the Company purchased $2.8 million of its outstanding Common Stock, invested $528,000 in capital expenditures, paid $912,000 in dividends, and repaid $494,000 of long term debt while decreasing borrowings under its Credit Facility by $665,000.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Total dental group practice revenue	$14,282,765	$14,726,411	$43,429,434	$45,561,904
Less - amounts retained by dental Offices	(4,526,579)	(4,649,207)	(13,441,430)	(14,267,420)

Net revenue	$9,756,186	$10,077,204	$29,988,004	$31,294,484

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

NET REVENUE:	100.0%	100.0%	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	36.3%	36.8%	36.1%	36.1%
Dental supplies	6.1%	6.0%	5.8%	5.6%
Laboratory fees	6.5%	6.2%	6.5%	6.4%
Occupancy	10.9%	11.7%	10.7%	11.0%
Advertising and marketing	1.8%	1.4%	2.1%	1.8%
Depreciation and amortization	5.9%	6.1%	5.3%	5.9%
General and administrative	11.5%	11.2%	11.5%	10.9%
	79.0%	79.4%	78.1%	77.7%

Contribution from dental offices	21.0%	20.6%	21.9%	22.3%

CORPORATE EXPENSES:
General and administrative	9.7%	8.8%	10.6%	10.2%
Depreciation and amortization	0.3%	0.3%	0.3%	0.3%

Operating income	10.9%	11.5%	11.0%	11.8%

Interest expense	0.4%	0.9%	0.4%	0.9%

Income before income taxes	10.5%	10.6%	10.6%	10.9%
Income tax expense	4.0%	4.3%	4.1%	4.4%

Net income	6.5%	6.3%	6.5%	6.5%

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006:

Net revenue. For the quarter ended September 30, 2007, net revenue increased $321,000, or 3.3%, to $10.1 million compared to $9.8 million for the quarter ended September 30, 2006. This increase is primarily attributable to net revenue generated from three de novo Offices the Company opened between June and August 2006.

Clinical salaries and benefits. For the quarter ended September 30, 2007, clinical salaries and benefits increased $168,000, or 4.7%, to $3.7 million compared to $3.5 million for the quarter ended September 30, 2006. This increase was primarily due to additional employees at the three de novo Offices opened between June and August 2006, and annual wage increases that became effective February 1, 2007. As a percentage of net revenue, clinical salaries and benefits increased to 36.8% for the quarter ended September 30, 2007 compared to 36.3 % for the quarter ended September 30, 2006.

Dental supplies. For the quarter ended September 30, 2007, dental supplies increased to $609,000 compared to $597,000 for the quarter ended September 30, 2006, an increase of $12,000 or 1.9%. As a percentage of net revenue, dental supplies decreased to 6.0% for the quarter ended September 30, 2007 compared to 6.1% for the quarter ended September 30, 2006.

Laboratory fees. For the quarter ended September 30, 2007, laboratory fees decreased to $629,000 compared to $635,000 for the quarter ended September 30, 2006, a decrease of $7,000 or 1.0%. As a percentage of net revenue, laboratory fees decreased to 6.2% for the quarter ended September 30, 2007 compared to 6.5% for the quarter ended September 30, 2006.

Occupancy. For the quarter ended September 30, 2007, occupancy expense increased to $1.2 million compared to $1.1 million for the quarter ended September 30, 2006, an increase of $115,000 or 10.8%.  This increase was primarily due to a $60,000 reduction in rent expense in the quarter ended September 30, 2006 due to a settlement over past due rent and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to September 30, 2006.  As a percentage of net revenue, occupancy expense increased to 11.7% for the quarter ended September 30, 2007 compared to 10.9 % for the quarter ended September 30, 2006.

Advertising and marketing. For the quarter ended September 30, 2007, advertising and marketing expense decreased to $143,000 compared to $177,000 for the quarter ended September 30, 2006, a decrease of $34,000 or 19.1%.  This decrease is attributable to the Company discontinuing its television advertising campaign in the Denver, Colorado market in July 2007. As a percentage of net revenue, advertising and marketing expense decreased to 1.4 % for the quarter ended September 30, 2007 compared to 1.8 % for the quarter ended September 30, 2006.

Depreciation and amortization-Offices. For the quarter ended September 30, 2007, depreciation and amortization expenses attributable to the Offices increased to $609,000 compared to $573,000 for the quarter ended September 30, 2006, an increase of $37,000 or 6.4%. The increase in the Company’s depreciable asset base is a result of purchasing tenant improvements and new equipment for three de novo Offices. As a percentage of net revenue, depreciation and amortization increased to 6.1% for the quarter ended September 30, 2007 compared to 5.9% for the quarter ended September 30, 2006.

General and administrative-Offices. For the quarters ended September 30, 2007 and 2006, general and administrative expenses attributable to the Offices remained constant at $1.1 million. As a percentage of net revenue, general and administrative expenses decreased to 11.2 % for the quarter ended September 30, 2007 compared to 11.5% for the quarter ended September 30, 2006.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased $31,000, or 1.5%, to $2.1 million for the quarter ended September 30, 2007 compared to $2.0 million for the quarter ended September 30, 2006. As a percentage of net revenue, contribution from dental Offices decreased to 20.6% for the quarter ended September 30, 2007 compared to 21.0% for the quarter ended September 30, 2006.

Corporate expenses - general and administrative. For the quarter ended September 30, 2007, corporate expenses – general and administrative decreased to $894,000 compared to $948,000 for the quarter ended September 30, 2006, a decrease of $54,000 or 5.7%.  This decrease is primarily related to a decrease of $209,000 in executive bonuses offset by an increase in corporate wages of $64,000, an increase in health insurance costs of $41,000 and an increase in professional fees of $44,000. As a percentage of net revenue, corporate expenses - general and administrative decreased to 8.8 % for the quarter ended September 30, 2007 compared to 9.7% for the quarter ended September 30, 2006.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2007, corporate expenses - depreciation and amortization decreased to $27,000 compared to $32,000 for the quarter ended September 30, 2006, a decrease of $5,000 or 17.3%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended September 30, 2007 and 2006.

Operating income.   As a result of the matters discussed above, the Company’s operating income increased by $91,000, or 8.5% to $1.2 million for the quarter ended September 30, 2007 compared to $1.1 million for the quarter ended September 30, 2006.  As a percentage of net revenue, operating income increased to 11.5% for the quarter ended September 30, 2007 compared to 10.9% for the quarter ended September 30, 2006.

Interest expense. For the quarter ended September 30, 2007, interest expense increased to $91,000 compared to $39,000 for the quarter ended September 30, 2006, an increase of $52,000. This increase in interest expense is attributable to the addition of the Term Loan to finance the Dutch Auction tender offer completed in October 2006. As a percentage of net revenue, interest expense increased to 0.9% for the quarter ended September 30, 2007 compared to 0.4% for the quarter ended September 30, 2006.

Net income.   As a result of the above, the Company reported net income of $635,000 for the quarter ended September 30, 2007 compared to net income of $633,000 for the quarter ended September 30, 2006. Net income for the quarter ended September 30, 2007 was net of income tax expense of $431,000, while net income for the quarter ended September 30, 2006 was net of income tax expense of $394,000. As a percentage of net revenue, net income decreased to 6.3% for the quarter ended September 30, 2007 compared to 6.5% for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006:

Net revenue. For the nine months ended September 30, 2007, net revenue increased $1.3 million, or 4.4%, to $31.3 million compared to $30.0 million for the nine months ended September 30, 2006. This increase is primarily attributable to the addition of four de novo Offices opened between March and August 2006.  These four de novo offices contributed $1.2 million more net revenue in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Clinical salaries and benefits. For the nine months ended September 30, 2007, clinical salaries and benefits increased $473,000, or 4.4%, to $11.3 million compared to $10.8 million for the nine months ended September 30, 2006. This increase was primarily due to additional employees at the four de novo Offices opened between March and August 2006 and annual wage increases that became effective February 1, 2007. As a percentage of net revenue, clinical salaries and benefits remained constant at 36.1% for the nine months ended September 30, 2007 and 2006.

Dental supplies. For the nine months ended September 30, 2007 and 2006, dental supplies remained constant at $1.8 million.  As a percentage of net revenue, dental supplies decreased to 5.6% for the nine months ended September 30, 2007 compared to 5.8% for the nine months ended September 30, 2006.

Laboratory fees. For the nine months ended September 30, 2007 and 2006, laboratory fees remained constant at $2.0 million.  As a percentage of net revenue, laboratory fees decreased to 6.4% for the nine months ended September 30, 2007 compared to 6.5% for the nine months ended September 30, 2006.

Occupancy. For the nine months ended September 30, 2007, occupancy expense increased $238,000 or 7.4% to $3.4 million compared to $3.2 million for the nine months ended September 30, 2006.  This increase was primarily due to the four de novo Offices opened between March and August 2006, a $60,000 reduction in rent expense in the nine months ending September 30, 2006 due to a settlement over past due rent at one of the Offices and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to September 30, 2006.  As a percentage of net revenue, occupancy expense increased to 11.0% for the nine months ended September 30, 2007 compared to 10.7% for the nine months ended September 30, 2006.

Advertising and marketing. For the nine months ended September 30, 2007, advertising and marketing expense decreased to $559,000 compared to $638,000 for the nine months ended September 30, 2006, a decrease of $79,000 or 12.3%.  This decrease is attributable to a shift away from a comprehensive television and print advertising campaign in the Albuquerque, New Mexico and Colorado Springs, Colorado markets which commenced in January 2006 and ran throughout the 9 months ended September 30, 2006 to a television advertising campaign in the Denver, Colorado market, which ran from March 2007 to July 2007. As a percentage of net revenue, advertising and marketing expense decreased to 1.8% for the nine months ended September 30, 2007 compared to 2.1% for the nine months ended September 30, 2006.

Depreciation and amortization-Offices. For the nine months ended September 30, 2007, depreciation and amortization expenses attributable to the Offices increased to $1.8 million compared to $1.6 million for the nine months ended September 30, 2006, an increase of $249,000 or 15.8%. The increase in the Company’s depreciable asset base is a result of purchasing tenant improvements and new equipment for four de novo Offices that opened between March and August 2006. As a percentage of net revenue, depreciation and amortization increased to 5.9% for the nine months ended September 30, 2007 compared to 5.3% for the nine months ended September 30, 2006.

General and administrative-Offices. For the nine months ended September 30, 2007, general and administrative expenses attributable to the Offices decreased to $3.4 million compared to $3.5 million for the nine months ended September 30, 2006, a decrease of $35,000 or 1.0%. As a percentage of net revenue, general and administrative expenses decreased to 10.9% for the nine months ended September 30, 2007 compared to 11.5% for the nine months ended September 30, 2006.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased $409,000, or 6.2%, to $7.0 million for the nine months ended September 30, 2007 compared to $6.6 million for the nine months ended September 30, 2006. As a percentage of net revenue, contribution from dental Offices increased to 22.3% for the nine months ended September 30, 2007 compared to 21.9% for the nine months ended September 30, 2006.

Corporate expenses - general and administrative. For the nine months ended September 30, 2007 and 2006, corporate expenses - general and administrative remained constant at $3.2 million. As a percentage of net revenue, corporate expenses - general and administrative decreased to 10.2% for the nine months ended September 30, 2007 compared to 10.6% for the nine months ended September 30, 2006.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2007, corporate expenses - depreciation and amortization decreased to $85,000 compared to $99,000 for the nine months ended September 30, 2006, a decrease of $14,000 or 14.3%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the nine months ended September 30, 2007 and 2006.

Operating income.   As a result of the matters discussed above, the Company’s operating income increased to $3.7 million for the nine months ended September 30, 2007 compared to $3.3 million for the nine months ended September 30, 2006, an increase of $399,000 or 12.1%. As a percentage of net revenue, operating income increased to 11.8% for the nine months ended September 30, 2007 compared to 11.0% for the nine months ended September 30, 2006.

Interest expense. For the nine months ended September 30, 2007, interest expense increased to $286,000 compared to $119,000 for the nine months ended September 30, 2006, an increase of $167,000. This increase in interest expense is attributable to the addition of the Term Loan to finance the Dutch Auction tender offer completed in October 2006. As a percentage of net revenue, interest expense increased to 0.9% for the nine months ended September 30, 2007 compared to 0.4% for the nine months ended September 30, 2006.

Net income.   As a result of the above, the Company’s net income increased $71,000 or 3.6% to $2.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Net income for the nine months ended September 30, 2007 was net of income tax expense of $1.4 million, while net income for the nine months ended September 30, 2006 was net of income tax expense of $1.2 million. As a percentage of net revenue, net income remained constant at 6.5% for the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of September 30, 2007, the Company had a working capital deficit of approximately $1.7 million.

Net cash provided by operating activities was approximately $4.9 million and $4.3 million for the nine months ended September 30, 2007 and 2006, respectively.  During the 2007 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $261,000, an increase in income taxes payable of approximately $473,000 and a decrease of prepaid expenses and other assets of approximately 92,000, offset by an increase in accounts receivable of approximately $860,000 (primarily due to higher Revenue).  During the 2006 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $360,000, a decrease in prepaid expenses and other assets of approximately $147,000, an increase in other long-term obligations of approximately $86,000 and an increase in income taxes payable of approximately $32,000, offset by an increase in accounts receivable of approximately $945,000 (primarily due to higher Revenue).

Net cash used in investing activities was approximately $528,000 and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, the Company invested approximately $528,000 in the purchase of additional equipment. For the nine months ended September 30, 2006, the Company invested approximately $1.1 million in the purchase of additional property and equipment and approximately $1.8 million in the development of de novo Offices.

Net cash used in financing activities was approximately $4.5 million for the nine months ended September 30, 2007 and $1.6 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net cash used in financing activities was comprised of approximately $2.8 million used in the purchase and retirement of Common Stock, approximately $912,000 for the payment of dividends, approximately $665,000 used to pay down the Credit Facility and approximately $494,000 for the repayment of long-term debt, partially offset by approximately $257,000 in proceeds from the exercise of Common Stock options and $100,000 in tax benefit of Common Stock options exercised.  During the nine months ended September 30, 2006, net cash used in financing activities was comprised of approximately $1.4 million used in the purchase and retirement of Common Stock, approximately $845,000 for the payment of dividends and approximately $112,000 used in the repayment of long-term debt, partially offset by approximately $258,000 advanced from the Company’s Credit Facility, approximately $225,000 in proceeds from the exercise of Common Stock options and $238,000 in tax benefit of Common Stock options exercised.

On April 30, 2007, the Company amended the Credit Facility.  The amended Credit Facility decreases the LIBOR rate margin from 1.50% to 1.25% and extends the expiration of the credit agreement from May 31, 2008 to May 31, 2009. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2007, the Company had $2.4 million outstanding and $4.6 million available for borrowing under the Credit Facility. This consisted of $1.6 million outstanding under the LIBOR rate option and $788,000 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2007, the Company was in full compliance with all of its covenants under the Credit Facility.

The Company’s retained earnings as of September 30, 2007 were approximately $6.4 million. During the nine months ended September 30, 2007, the Company spent $40,000 on consultants to help with the documentation and testing to comply with  Sarbanes-Oxley Act Section 404.  The Company anticipates spending up to an additional $20,000 during the fourth quarter and the first quarter of 2008 to complete the documentation and testing.  The Company expects to spend no more than approximately an additional $60,000 in 2008 to update the documentation and testing and have the work audited in order to comply in 2008.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance its Dutch Auction tender offer. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The Term Loan expires September 30, 2011. The Company designates this fixed-for-floating interest rate swap as a cash flow hedge under SFAS No. 133. The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2007, the Company was in full compliance with all of its covenants under the Term Loan.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $682,000, or 12.5% to $6.2 million for the nine months ended September 30, 2007 compared to $5.5 million for the corresponding nine month period in 2006. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense – corporate,  stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table.

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$632,804	$635,040	$1,958,293	$2,029,753
Depreciation and amortization - Offices	572,788	609,470	1,581,250	1,830,548
Depreciation and amortization - Corporate	32,396	26,785	99,038	84,887
Stock-based compensation expense	159,650	183,130	487,741	535,776
Interest expense, net	38,875	90,832	118,962	286,151
Income tax expense	394,498	431,164	1,232,604	1,392,985

Adjusted EBITDA	$1,831,011	$1,976,421	$5,477,888	$6,160,100

As of September 30, 2007, the Company had the following known contractual obligations:
		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$6,297,823	$1,150,000	$3,997,823	$1,150,000	$-
Operating lease obligations	7,961,437	2,786,316	3,892,947	1,238,199	43,975
Other long-term liabilities reflected on
the balance sheet under GAAP	402,755	84,017	181,198	135,224	2,316
Total	$402,755	$84,017	$181,198	$135,224	$2,316

The Company from time to time may purchase its Common Stock on the open market. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Dutch Auction tender offer that was approved by the Board of Directors, 212,396 shares of its Common Stock at $21.75 for total consideration of $4.6 million. During the quarter ended September 30, 2007, the Company, in 6 separate transactions, purchased 1,247 shares of its Common Stock for total consideration of approximately $25,000 at prices ranging from $19.37 to $20.90. On August 17, 2007, the Company purchased 100,000 shares through a private transaction that was approved by the Board of Directors at a price of $20.75 per share.  On March 16, 2007, the Board of Directors authorized the Company to increase by approximately $679,000 the amount available to make open market purchases of its Common Stock. As of September 30, 2007, approximately $474,000 of the previously authorized amount was available for open market purchases. There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

Interest Rate Risk.   The interest payable on the Credit Facility and a portion of the Term Loan is variable based on floating interest rates (either LIBOR or Base Rate) and, therefore is affected by changes in market interest rates. At September 30, 2007, the variable portion outstanding under the Term Loan was $2 million and $2.4 million was outstanding under the Credit Facility with either variable LIBOR (7.07%) or Base Rate (7.75%).  The Company may repay the Credit Facility and Term Loan balances in full at any time without penalty.  As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company.  The Company estimates that a 1.0% increase in the interest rate on the Credit Facility and Term Loan would have resulted in additional interest expense of approximately $33,000 for the nine months ended September 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2007.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred in the nine months ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock purchases by the Company during the period July 1, 2007 through September 30, 2007.

Issuer Purchases of Equity Securities
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	400	$20.90	400	$490,611
August 1, 2007 through August 31, 2007	100,000	20.75	-	$490,611
September 1, 2007 through September 30, 2007	847	19.61	847	$474,002
Total	101,247	$20.74	1,247

All purchases in July and September were made on the open market pursuant to plans that were approved by the Board of Directors. As of September 30, 2007, there was approximately $474,002 available for the purchase of the Company’s Common Stock under such plans that have been approved by the Board of Directors. There is no expiration date on these plans. Purchases under these plans may be made from time to time, as the Company’s management deems appropriate.  On August 17, 2007, the Company purchased, in a single private transaction approved by the Board of Directors and outside of previously announced repurchase plans, 100,000 shares of its Common Stock.

On March 16, 2007, the Board of Directors authorized the Company to increase by approximately $679,000 the amount available to make open market purchases of its Common Stock. As of September 30, 2007, approximately $474,000 of the previously authorized amount was available for open market purchases. There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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
Date: November 13, 2007
	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007
	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)