Form 10-Q/A
period 2007-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2007-11-20
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing this Form 10-Q/A for the quarter ended September 30, 2007 to make typographical corrections to the "Total" column of the contractual obligations table that appears on page 22 of the Form 10-Q originally filed on November 13, 2007. Other typographical and formatting errors were also corrected in this Form 10-Q/A.  There have been no changes from the original Form 10-Q other than as described above. This Form 10-Q/A does not reflect events occurring after the original filing of the Form 10-Q or modify or update in any way disclosures made in the original Form 10-Q.

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

	Nine Months Ended September 30,
	2006			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$1,958,293	2,337,049	$0.84	$2,029,753	2,108,006	$0.96

Effect of dilutive shares of Common Stock from stock options and warrants	-	191,339	(0.07)		179,069	(0.07)

Diluted EPS:
Net income available to shares of Common Stock	$1,958,293	2,528,388	$0.77	$2,029,753	2,287,075	$0.89

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

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$632,804	$635,040	$1,958,293	$2,029,753
Depreciation and amortization - Offices	572,788	609,470	1,581,250	1,830,548
Depreciation and amortization - Corporate	32,396	26,785	99,038	84,887
Stock-based compensation expense	159,650	183,130	487,741	535,776
Interest expense, net	38,875	90,832	118,962	286,151
Income tax expense	394,498	431,164	1,232,604	1,392,985

Adjusted EBITDA	$1,831,011	$1,976,421	$5,477,888	$6,160,100

As of September 30, 2007, the Company had the following known contractual obligations:
		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$6,297,823	$1,150,000	$3,997,823	$1,150,000	$-
Operating lease obligations	7,961,437	2,786,316	3,892,947	1,238,199	43,975
Other long-term liabilities reflected on
the balance sheet under GAAP	402,755	84,017	181,198	135,224	2,316
Total	$14,662,015	$4,020,333	$8,071,968	$2,523,423	$46,291

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 19, 2007	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2007	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)