Form 10-K
period 2007-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2008-03-31
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended   December 31, 2007

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ___________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [ ]         Accelerated filer [ ]        Non-accelerated filer  [ ]      Smaller reporting company  [ X ]
                             (Do not check if a smaller
              reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [  X  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of March 24, 2008
Common Stock, without par value	2,108,805

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the last reported sale price of its Common Stock as of June 30, 2007, the last business day of the registrant’s most recent completed second fiscal quarter, was $27,481,973. This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date may be affiliates of the registrant and that 1,246,348 shares of Common Stock are held by non-affiliates.

On July 13, 2005, the registrant announced that its Board of Directors had declared a 2-for-1 stock split of its common stock.  The 2-for-1 stock split, which was effected as a dividend, was distributed on August 8, 2005, to shareholders of record at the close of business on August 1, 2005.  The stock split increased the number of shares outstanding on August 8, 2005 from 1,210,295 to 2,420,590.  All shares and earnings per share calculations for all periods in this document reflect the effect of the stock split.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10,11,12, 13 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2007.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1., “Business,” Item 1A., “Risk Factors,” Item 5., “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental practices, the ability of the Company to manage effectively an increasing number of dental practices, the general economy of the United States and the specific markets in which the Company’s dental practices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A., “Risk Factors,” and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1.  BUSINESS

General

The Company develops, acquires and provides business services to geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 43 dental practices (“Offices”) in Colorado and nine Offices in New Mexico, the Company believes, based on industry knowledge and contacts, that it is the largest provider of dental management services in Colorado and New Mexico.  The Company currently provides business services to 60 Offices, of which 35 were acquired and 25 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to $91.5 billion in 2006. CMS also projects that dental expenditures will reach approximately $169.6 billion by 2017, representing an increase of approximately 85.4% over 2006 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

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

Patient Services

The Company’s affiliated Offices seek to develop long-term relationships with patients. Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including gold, porcelain and composite inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery, pediatrics, endodontics and periodontics, which are available at certain of the Company’s Offices. Affiliated specialists rotate through certain Offices to provide these services. By offering a broad range of dental services within a single practice, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of its facilities.

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

Dental Practice Management Model

The Company’s dental practice management model is designed to achieve its goal of providing personalized, high-quality dental care in a patient friendly setting similar to that found in a traditional private practice. The Company’s dental practice management model consists of the following components:

Recruiting of Dentists.   The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Advantages to dentists affiliated with the Company also include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation, and payment of professional membership fees and malpractice insurance.  The Company seeks to recruit managing dentists with three or more years of practice experience. From time to time, the Company will recruit associate dentists graduating from residency programs.

The Company advertises for dentists in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company’s existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees.   The Company has developed a formalized training program for non-dental employees, which is conducted by the Company’s staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements.   The Company also offers formalized mandatory training programs for employees regarding the CFR Title 29 Occupational Safety and Health Act (OSHA), CFR Title 40 Environmental Protection Agency, State dental practice law, State and local regulations and the Health Insurance Portability and Accountability Act (HIPAA) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company’s formalized training program.  Company regional directors meet with senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and ongoing meetings with employees have contributed to an improvement in the operations of the Offices.

Staffing Model.   The Company’s staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office’s revenue level. Staffing at mature Offices varies based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth. The Company currently has a staff of four regional directors in Colorado, one regional director for New Mexico and one regional director for Arizona. Regional directors are responsible for between eight and 14 Offices, overseeing operations, training and development of non-dental employees, recruitment and implementing the Company’s dental practice management model.

Management Information Systems.   The Company has a networked management information system, through which it receives uniform data that is analyzed to measure and improve operating performance in the Offices.  The Company’s system enables it to maintain on-line contact with each of its Offices and allows it to monitor the Office’s performance with real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections.  The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve the Office’s performance.

Advertising and Marketing.   The Company seeks to increase patient volume at its Offices through television, print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company’s affiliated dentists. During 2007 and 2005, the Company’s television and print advertising emphasized the Denver, Colorado market.  During 2006, the Company’s television and print advertising emphasized the New Mexico and Colorado Springs, Colorado markets.

 Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

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

Capitated managed dental care plans accounted for 22.3% of the Company’s total dental group practice revenue in 2007. During the years ended December 31, 2005, 2006, and 2007, the Company derived the corresponding percentages of total dental group practice revenue from the following companies’ capitated managed dental care plans (includes capitation premiums and co-payments): Aetna Healthcare was responsible for 7.8%, 9.9% and 9.0% respectively, CIGNA Dental Health was responsible for 7.2%, 7.5% and 9.4% respectively, and Fortis Benefits Insurance Company was responsible for 4.1%, 4.0% and 3.4% respectively.

Expansion Program

Since its formation in May 1995, the Company has acquired 42 practices, including six practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the six practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 26 de novo Offices (including one practice that was consolidated with an existing Office).  During 2005, the Company opened two de novo Offices; one in Phoenix, Arizona and one in Denver, Colorado. During 2006, the Company opened four de novo Offices; two in Phoenix, Arizona and one each in the Denver, Colorado and Albuquerque, New Mexico markets.  No new Offices were opened during 2007.  In January 2008, the Company signed a lease for a de novo Office that is expected to open around June 2008.

The Company expects to increase revenue in existing markets by enhancing the operating performance of its existing Offices. Enhancing operating performance will principally be accomplished through the expansion of specialty services and the aggressive recruitment of additional dentists and hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in an Office so that more patients can be treated. Also, the Company has opended 26 de novo Offices and continues to look for potential future development sites. Furthermore, the Company evaluates potential acquisition candidates from time to time, and if it finds one that is suitable for its dental practice management model, it may consummate such acquisition.

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

As of December 31, 2007, the Company had 81 general dentists, 33 specialists and 63 hygienists who were employed by the P.C.s, and 388 non-dental employees.

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

During 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights.  Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison.  As of December 31, 2007, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

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

Trademark

The Company is the registered owner of the PERFECT TEETH® trademark in the United States. The Company uses the PERFECT TEETH name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH name.  The trademark is effective until 2018 when it will be subject to renewal.

Company Website

Information related to the Company’s filings with the Securities and Exchange Commission can be found on the Company’s website at www.bdms-perfectteeth.com.  The Company’s website is not a part of, or incorporated by reference in, this Annual Report.

ITEM 1A.  Risk Factors

The Company’s operations and growth strategy place significant demands on management.

The Company’s ability to compete effectively will depend upon its ability to hire, train, and assimilate additional management and other employees, and its ability to expand, improve, and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations.  Any failure by the Company’s management to effectively anticipate, implement, and manage the changes required to sustain the Company’s growth may have a material adverse effect on the Company’s business, financial condition, and operating results.  See Item 1. “Business – Expansion Program.”

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

The Company is heavily dependent upon the recruitment and retention of dentists and other personnel and its failure to do so may have a material adverse effect on the Company.

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

The Company began paying a quarterly cash dividend in 2004, and increased the quarterly cash dividend in February 2005, January 2006, January 2007 and January 2008. However, the payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or may require the Company to reduce the dividends.  Such factors include the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and other factors the Company’s Board of Directors may consider relevant.

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

Regulatory uncertainties could adversely affect the Company’s business and operations.

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

Since 2003, health care providers, including the Company, have been required to comply with the electronic data security and privacy requirements of HIPPA.  HIPAA delegates enforcement authority to the Centers for Medicare Services Office for Civil Rights.  Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison.  As of December 31, 2007, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these new regulations.

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

A portion of the Company’s net revenue is derived from capitated payment arrangements, which have terms that may adversely affect the Company’s results of operations and financial condition.

In 2007, the Company derived approximately 12.2% of its total group practice revenue (“Revenue”) from capitated managed dental care contracts, and 10.1% of its Revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists and hygienists, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

The Company may see increased costs or lower Revenue arising from health care reform.

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

At December 31, 2007, intangible assets on the Company’s consolidated balance sheet were $11.4 million, representing 54.5% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its balance sheet will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

Non-competition covenants and other arrangements with the Company’s affiliated dentists may not be enforceable.

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

Seasonality could affect Revenue during the latter part of the fiscal year.

The Company’s past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with Revenue typically declining in the fourth calendar quarter.  The Company expects this seasonal fluctuation to continue in the future.

The Company operates in a competitive market, which may reduce gross profit margins and market share.

The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. Several dental practice management companies operate in the Company’s markets. A number of companies with dental practice management businesses similar to that of the Company currently operate in other parts of the country and may enter the Company’s existing markets in the future. As the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations. The Company’s competitors may have a greater financial track record and soundness, superior affiliation models, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company. See Item 1. “Business - Competition.”

The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, hygienists and other personnel. If the availability of such dentists, specialists, hygienists and other personnel begins to decline in the Company’s markets, it may become more difficult to attract qualified dentists, specialists, hygienists and other personnel. There is no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, hygienists and other personnel. See Item 1. “Business - Competition.”

Various factors outside of the Company’s control may affect the Company’s stock price.

The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions.

NASDAQ has stock market listing standards for share prices and market capitalization and failure to comply with the standards may result in the Company being de-listed from the exchange.

Due to its size, the Company’s stock is thinly-held and trades with low volume. If the Company is unable to maintain NASDAQ listing standards, the Company may be forced to de-list with NASDAQ.

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

Location of Offices

Existing Offices

As of the date of this Annual Report, the Company managed a total of 60 Offices in Colorado, New Mexico, and Arizona. The following table identifies each Office, the location of each Office, the date each Office was acquired or de novo developed, and any specialty dental services offered at that Office in addition to comprehensive general dental services:

Office Name	Office Address	Date Acquired/ Developed*	Specialty Services

Colorado
Boulder
Perfect Teeth/Boulder	4155 Darley, #F	September 1997
Perfect Teeth/Folsom	1840 Folsom, Suite 201	April 1998	1,4
Brighton
Perfect Teeth/Brighton	530 East Bromley Lane, #100	November 2004*
Castle Rock
Perfect Teeth/Castle Rock	390 South Wilcox, Unit D	October 1995
Colorado Springs
Perfect Teeth/Cheyenne Meadows	827 Cheyenne Meadows Road	June 1998*
Perfect Teeth/Garden of the Gods	4329 Centennial Boulevard	July 1996*
Perfect Teeth/South 8th Street	1050 South Eighth Street	August 1998	1,2,3,4,5
Perfect Teeth/Uintah Gardens	1768 West Uintah Street	May 1996*
Perfect Teeth/Union & Academy	5050 North Academy	September 1997	1,2,3,4,5
Perfect Teeth/Woodman Valley	6914 North Academy Boulevard, Unit 1B	April 1998*
Perfect Teeth/Powers	5929 Constitution Avenue	March 1999*	1
Denver
Perfect Teeth/64th and Ward	12650 West 64th Avenue, Unit J	January 1996*
Perfect Teeth/88th and Wadsworth	8749 Wadsworth Boulevard	September 1997	1,2,4,5
Perfect Teeth/Arapahoe	7600 East Arapahoe Road, #311	October 1995	1
Perfect Teeth/Bowmar	5151 South Federal Boulevard, #G-2	October 1995
Perfect Teeth/Buckley and Quincy	4321 South Buckley Road	September 1997	1
Perfect Teeth/Central Denver	1633 Fillmore Street, Suite 200	May 1996
Perfect Teeth/East 104th Avenue	2200 East 104th Avenue, #112	May 1996	1
Perfect Teeth/East Cornell	12200 East Cornell Avenue, # E	August 1996	2,5
Perfect Teeth/East Iliff	16723 East Iliff Avenue	May 1997
Glendale Dental Group	4521 East Virginia Avenue	February 1999
Perfect Teeth/Golden	17211 South Golden Road, #100	June 1999*
Perfect Teeth/Green Mountain	13035 West Alameda Parkway	December 1998*
Perfect Teeth/Green Valley Ranch	18607 E. 48th Ave, Unit 104	June 2006*
Perfect Teeth/Highlands Ranch	9227 Lincoln Avenue, Suite 100	July 1999*	1
Perfect Teeth/Ken Caryl	7660 South Pierce	September 1997
Perfect Teeth/Leetsdale	7150 Leetsdale Drive, #110A	March 1996*
Mississippi Dental Group	11175 East Mississippi Avenue, #110	September 1998
Perfect Teeth/Monaco and Evans	2223 S. Monaco, Suite F	November 1995	1,3,4
Perfect Teeth/North Sheridan	11550 North Sheridan, #101	May 1996
Perfect Teeth/Parker	11005 South Parker Road	December 1998*	1
Perfect Teeth/Sheridan and 64th Avenue	5169 West 64th Avenue	May 1996
Perfect Teeth/Smoky Hill	20269 E. Smoky Hill Rd., Unit H	January 2005*
Perfect Teeth/South Holly Street	8211 South Holly Street	September 1997	5
Perfect Teeth/Speer	700 East Speer Boulevard	February 1997
Perfect Teeth/West 38th Avenue	7760 West 38th Avenue, #200	May 1996
Perfect Teeth/West 120th Avenue	6650 West 120th Avenue, A-6	September 1997	3
Perfect Teeth/West Jewell	8064 West Jewell	April 1998
Perfect Teeth/Yale	7515 West Yale Avenue, Suite A	April 1997	1,2,3,4,5
Fort Collins
Perfect Teeth/South Fort Collins	1355 Riverside Avenue, Unit D	May 1996
Greeley
Perfect Teeth/Greeley	902 14th Street	September 1997
Longmont
Perfect Teeth/Longmont	641 Ken Pratt Boulevard	September 1997
Loveland
Perfect Teeth/ Loveland	3400 West Eisenhower Boulevard	September 1996	3,4

Office Name	Office Address	Date Acquired/ Developed*	Specialty Services

New Mexico
Albuquerque
Perfect Teeth/Alice	5909 Alice NE	February 1998
Perfect Teeth/Candelaria	6101 Candelaria NE	April 1997
Perfect Teeth/Cottonwood	10250 Cottonwood Park NW, Suite 100	August 2006*	1,3,4,5
Perfect Teeth/Cubero Drive	5900 Cubero Drive NE, Suite E	September 1998
Perfect Teeth/Four Hills	13140-E Central Avenue, SE	August 1997*
Perfect Teeth/Fourth Street	5721 Fourth Street NW	August 1997
Perfect Teeth/Wyoming and Candelaria	8501 Candelaria NE, Suite D3	August 1997	1,3,4,5
Rio Rancho
Perfect Teeth/Rio Rancho	4500 Arrowhead Ridge Drive	July 1999*
Santa Fe
Perfect Teeth/Plaza Del Sol	720 St. Michael Drive, Suite O	May 1998*	1,3,5
Arizona
Goodyear
Perfect Teeth/Palm Valley	14175 West Indian School Bypass Road, #B6	March 2000*
Gilbert
Perfect Teeth/Gilbert	81 West Guadalupe Road, Suite 101	March 2006*	2,3,5
Mesa
Perfect Teeth/Power & McDowell	2733 North Power Road, Suite 101	October 2000*
Perfect Teeth/Guadalupe	8257 E. Guadalupe Road, Suite 121	August 2006*
Peoria
Perfect Teeth/Olive	10613 West Olive Avenue, Suite 201	September 2004*	1,2,3,4,5
Scottsdale
Perfect Teeth/Bell Road & 64th Street	6345 East Bell Road, Suite 1	July 1998	2,3,5
Surprise
Perfect Teeth/Waddell	13856 W. Waddell Rd, Ste 102	October 2005*	4
Tempe
Perfect Teeth/Elliot and McClintock	7650 S. McClintock Dr., #110	June 1999*

______________

(1)	Orthodontics
(2)	Periodontics
(3)	Oral Surgery
(4)	Pediatrics
(5)	Endodontics

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Common Stock is quoted on the Nasdaq Capital Market under the symbol “BDMS”.  The following table sets forth, for the period indicated, the range of high and low sales prices per share of Common Stock, as reported on The Nasdaq Capital Market.

	HIGH	LOW
2006

First Quarter	$21.07	$17.00
Second Quarter	17.50	14.96
Third Quarter	22.00	14.72
Fourth Quarter	21.00	17.14

2007

First Quarter	$27.00	$18.77
Second Quarter	25.24	21.35
Third Quarter	23.21	19.00
Fourth Quarter	22.55	18.66

At March 24, 2008, the last reported sale price of the Company’s Common Stock was $20.50 per share.  As of the same date, there were 2,108,805 shares of Common Stock outstanding held by approximately 204 holders of record and approximately 336 beneficial owners.

Dividend Policy

Since March 9, 2004, the Company has declared the following increasing quarterly cash dividends.

Divdend Declaration Date	Quarterly Dividend Declared per Share

March 9, 2004	0.0375
February 10, 2005	0.10
January 10, 2006	0.13
January 19, 2007	0.15
January 17, 2008	0.17

The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or require the Company to reduce the dividends. Such factors include the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors the Company’s Board of Directors may consider relevant.

Purchases of Equity Securities by the Issuer

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2007 through December 31, 2007.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	-	$-	-	$474,002
November 1, 2007 through November 30, 2007	-	$-	-	$474,002
December 1, 2007 through December 31, 2007	63,377	$21.03	14,173	$174,324

Total	63,377	$21.03	14,173

There are no expiration dates on any of the plans. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  On December 12, 2007, the Company purchased, in a private transaction approved by the Board of Directors and outside of previously announced repurchase plans, 49,204 shares of its Common Stock at a price of $21.00 per share.

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer (“Tender Offer”). The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of Libor plus 1.5%. As of December 31, 2007, the rate was 6.65%. The principal amount borrowed is being paid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The term loan matures on September 30, 2011.

Performance Graph*

The following line graph compares the percentage change from December 31, 2002 through December 31, 2007 for (i) the Common Stock, (ii) the Nasdaq Composite Index, (iii) the S&P Healthcare Sector, (iv) the S&P 500 Composite Index and (v) American Dental Partners. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-Year Cumulative Total Return **
Assumes Initial Investment of $100

Description	12/31/2002	12/31/2003	12/31/2004	12/31/05	12/31/06	12/31/07

BIRNER DENTAL	$100.00	$134.55	$203.78	$428.89	$415.07	$480.28
NASDAQ Composite -
Total Returns	100.00	150.79	164.60	168.08	185.55	211.29
S&P - Healthcare	100.00	115.05	116.98	124.54	133.90	143.69
S&P 500 Index -
Total Returns	100.00	128.68	142.67	149.65	173.28	182.81
American Dental Partners	100.00	127.93	213.69	305.66	319.37	169.57

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company.  The data for the years ended December 31, 2005, 2006 and 2007 should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this document.  The selected consolidated financial data for the 2003 and 2004 periods are derived from the Company’s historical consolidated financial statements.

A 2-for-1 split of the Company’s common stock became effective as of August 1, 2005.  All earnings per share data in the following table reflect the stock split.

The data in the following table is in thousands except per share data, number of Offices and number of dentists:

	Years Ended December 31,
	2003	2004	2005	2006	2007
Statements of Income Data: (1)
Net revenue	$30,539	$32,170	$36,716	$39,387	$40,790
Direct expenses	25,032	26,249	28,944	30,934	32,107
Contribution from dental offices	5,507	5,921	7,772	8,453	8,684
Corporate expenses	3,292	3,272	4,375	4,306	4,229
Operating income	2,215	2,649	3,397	4,147	4,454
Income from continuing operations before income taxes	2,061	2,590	3,409	3,920	4,089
Income tax expense	806	1,023	1,245	1,597	1,652
Income from continuing operations	1,255	1,567	2,164	2,323	2,437
Operating loss attributable to assets disposed of	116	120	-	-	-
Loss recognized on dispositions	-	192	-	-	-
Income tax benefit	45	125	-	-	-
Loss on discontinued operations	71	187	-	-	-
Net income	1,184	1,380	2,164	2,323	2,437

Basic earnings per share of Common Stock: (2)
Net income – continuing operations	0.48	0.65	0.91	1.02	1.16
Net income (loss) – discontinued operations	(0.03)	(0.08)	-	-	-
Net income per share of Common Stock	0.45	0.57	0.91	1.02	1.16

Diluted earnings per share of Common Stock: (2)
Net income – continuing operations	0.44	0.60	0.82	0.94	1.08
Net loss – discontinued operations	0.02	0.07	-	-	-
Net income per share of Common Stock	0.42	0.53	0.82	0.94	1.08

Balance Sheet Data: (3)
Cash and cash equivalents	$1,111	$756	$922	$888	$964
Working capital (deficit)	(109)	(56)	(96)	(936)	(858)
Total assets	22,210	21,860	22,033	22,822	20,897
Long-term debt, less current maturities	2,736	1,079	2,887	6,502	4,785
Total shareholders’ equity	14,411	15,128	13,201	9,548	9,531
Dividends declared per share of Common Stock	$-	$0.15	$0.40	$0.52	$0.60

Operating Data:
Number of Offices (3)	54	55	57	60	60
Number of dentists (3)(4)	95	102	107	114	114
Total net revenue per Office	$566	$585	$644	$656	$680
___________________

(1)
Acquisitions of Offices and development of de novo Offices affect the comparability of the data. In 2004, the Company closed one existing Office and opened two de novo Offices.  In 2005, the Company opened two de novo Offices. In 2006, the Company consolidated two offices into one and opened four de novo Offices.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2007.  Reference is made to the Company’s consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1. “Business,” Item 5., “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A., “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward looking statements as a result of new information, future events or otherwise.

Overview

The Company was formed in May 1995, and currently provides business services to 60 Offices in Colorado, New Mexico, and Arizona staffed by 81 dentists and 33 specialists.  The Company has acquired 42 practices (six of which were consolidated into existing Offices and one of which was closed during 2004) and opened 26 de novo Offices (one of which was consolidated into an existing Office). The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices.  The Company has historically expanded in existing markets by acquiring solo and group dental practices and may do so in the future if an economically feasible opportunity presents itself.

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

Results of Operations

For the year ended December 31, 2007, Revenue increased to $59.4 million compared to $57.1 million for the year ended December 31, 2006, an increase of $2.3 million or 3.9%. This increase was attributable to de novo Offices generating $1.8 million in additional Revenue and an increase of $409,000 at existing Offices for the year ended December 31, 2007.

For the year ended December 31, 2006, Revenue increased to $57.1 million compared to $52.5 million for the year ended December 31, 2005, an increase of $4.6 million or 8.8%. This increase was attributable to de novo Offices generating $1.7 million in additional Revenue and an increase of $2.9 million at existing Offices for the year ended December 31, 2006.

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model.  During the three years ended December 31, 2007, net revenue was $36.7 million in 2005, $39.4 million in 2006 and $40.8 million in 2007. During the three years ended December 31, 2007, contribution from dental Offices increased from $7.8 million in 2005 to $8.5 million for 2006 and to $8.7 million for 2007.  During the three years ended December 31, 2007, net income increased from $2.2 million for 2005 to $2.3 million in 2006 and to $2.4 million in 2007.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $712,000, or 10.0% to $7.8 million for the year ended December 31, 2007 from $7.1 million for the year ended December 31, 2006.  Although Adjusted EBITDA is not a generally accepted accounting principle (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense/(income), net, and income tax expense to net income as in the table below.

	Year Ended December 31,
	2005	2006	2007

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$2,164,303	$2,322,974	$2,437,297
Add back:
Depreciation and amortization - Offices	1,703,330	2,192,411	2,541,995
Depreciation and amortization - corporate	139,512	131,356	110,270
Stock-based compensation expense	162,060	653,174	729,394
Interest expense (income), net	(12,204)	226,835	365,140
Income tax expense	1,244,960	1,596,785	1,651,792

Adjusted EBITDA	5,401,961	7,123,535	7,835,888

Reimbursement of income taxes related to restricted
stock grant	585,844	-	-

Adjusted EBITDA before reimbursement of income
taxes related to restricted stock grant	$5,987,805	$7,123,535	$7,835,888

At December 31, 2007, the Company’s total assets of $20.9 million included $11.4 million of identifiable intangible assets related to Management Agreements. At that date, the Company’s total shareholders’ equity was $9.5 million. The Company’s retained earnings as of December 31, 2007 were approximately $6.5 million and the Company had a working capital deficit on that date of approximately $858,000.  During 2007, the Company had capital expenditures of $714,000 and purchased approximately $4.1 million of Common Stock while decreasing total bank debt by $1.7 million.

The Company’s Revenue from capitated managed dental care plans was 22.3% of total dental group practice revenue in 2007, compared to 21.8% in 2006 and 20.2% in 2005.

Revenue, as defined in this report, is total dental group practice revenue generated at the Company’s Offices from professional services provided to patients.  Amounts retained by group practices represent wage expense to the dentists and hygienists and is subtracted from total dental group practice revenue to arrive at net revenue.  The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements.  Revenue is not a generally accepted accounting principles measure.  The Company discloses Revenue because it is a critical component for management’s evaluation of Office performance.  However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.  The following table reconciles Revenue to net revenue (excluding discontinued operations).

	Years Ended December 31,
	2005	2006	2007

Total dental group practice revenue	$52,526,276	$57,141,226	$59,390,457
Less - amounts retained by Offices	15,810,159	17,754,230	18,600,202

Net revenue	$36,716,117	$39,386,996	$40,790,255

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

		Years Ended December 31,
		2005		2006		2007

	Net revenue	100.0%		100.0%		100.0%
	Direct expenses:
	Clinical salaries and benefits	37.0		36.1		36.2
	Dental supplies	6.0		5.8		5.7
	Laboratory fees	6.7		6.6		6.4
	Occupancy	10.5		10.8		11.3
	Advertising and marketing	2.6		2.0		1.7
	Depreciation and amortization	4.6		5.6		6.2
	General and administrative	11.4		11.7		11.3
		78.8		78.5		78.7
	Contribution from dental offices	21.2		21.5		21.3
	Corporate expenses:
	General and administrative	11.5	(1)	10.6	(1)	10.1	(1)
	Depreciation and amortization	0.4		0.3		0.3
	Operating income	9.3		10.5		10.9
	Interest expense, net	-		0.6		0.9
	Income before income taxes	9.3		10.0		10.0
	Income tax expense	3.4		4.1		4.0
	Net income	5.9%		5.9%		6.0%

(1)
Corporate expense - general and administrative includes $162,060 of  equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of an employees's income taxes in connection with a stock award for the year ended December 31, 2005,  $324,120 of  equity compensation for a stock award and $329,054 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2006 and $324,120 of  equity compensation for a stock award and $405,274 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue.   Net revenue increased to $40.8 million for the year ended December 31, 2007 compared to $39.4 million for the year ended December 31, 2006, an increase of $1.4 million or 3.6%. This increase was attributable to de novo Offices generating $1.3 million in additional net revenue and an increase of $129,000 at existing Offices for the year ended December 31, 2007.

Clinical salaries and benefits.   Clinical salaries and benefits increased to $14.8 million for the year ended December 31, 2007 compared to $14.2 million for the year ended December 31, 2006, an increase of $560,000 or 3.9%.  This increase is the result of additional employees to support the increased Revenue in 2007 over 2006 and general wage increases granted during 2007.  As a percentage of net revenue, clinical salaries and benefits increased from 36.1% in 2006 to 36.2% in 2007.

Dental supplies.   Dental supplies remained constant at $2.3 million for the years ended December 31, 2007 and 2006.  As a percentage of net revenue, dental supplies decreased from 5.8% in 2006 to 5.7% in 2007.

Laboratory fees.   Laboratory fees remained constant at $2.6 million for the years ended December 31, 2007 and 2006.  As a percentage of net revenue, laboratory fees decreased from 6.6% in 2006 to 6.4% in 2007.

Occupancy.  Occupancy expenses increased to $4.6 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006, an increase of $331,000 or 7.8%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2006 period as well as the addition of four de novo Offices during 2006.  As a percentage of net revenue, occupancy expense increased to 11.3% in 2007 from 10.8% in 2006.

Advertising and marketing.   Advertising and marketing decreased to $678,000 for the year ended December 31, 2007 from $797,000 for the year ended December 31, 2006, a decrease of $119,000 or 14.9%. This decrease is attributable to a shift away from a comprehensive television and print campaign in the Albuquerque, New Mexico and Colorado Springs, Colorado markets, which commenced in January 2006 and ran through October 2006 to a limited television advertising campaign in the Denver, Colorado market, which ran from March 2007 through July 2007.  As a percentage of net revenue, advertising and marketing decreased to 1.7% in 2007 from 2.0% in 2006.

Depreciation and amortization.   Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $2.5 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006, an increase of $350,000 or 16.0%. This increase was primarily the result of tenant improvement and equipment purchased at the four de novo Offices and the expansion of one Office during 2006 along with recognizing an impairment charge of $104,000 in amortization expense at one Office which was necessary in order to write down its value to market.  As a percentage of net revenue, depreciation and amortization increased to 6.2% in 2007 from 5.6% in 2006.

General and administrative.   General and administrative expenses attributable to the Offices remained constant at $4.6 million for the years ended December 31, 2007 and 2006. As a percentage of net revenue, Office general and administrative expenses decreased from 11.7% in 2006 to 11.3% in 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased to $8.7 million for the year ended December 31, 2007 from $8.5 million for the year ended December 31, 2006, an increase of $231,000 or 2.7%.  As a percentage of net revenue, contribution from dental Offices decreased to 21.3% in 2007 from 21.5% in 2006.

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $4.1 million for the year ended December 31, 2007 from $4.2 million for the year ended December 31, 2006, a decrease of $56,000 or 1.3%. As a percentage of net revenue, corporate expenses - general and administrative decreased to 10.1% in 2007 compared to 10.6% in 2006.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization decreased to $110,000 for the year ended December 31, 2007 from $131,000 for the year ended December 31, 2006, a decrease of $21,000 or 16.1%.  This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets.  As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 0.3% in 2007 and 2006.

Operating income.   As a result of the above, operating income increased to $4.5 million for the year ended December 31, 2007 from $4.1 million for the year ended December 31, 2006, an increase of $308,000 or 7.4%.  As a percentage of net revenue, operating income increased to 10.9% in 2007 from 10.5% in 2006.

Interest expense/(income), net.   Interest expense, net increased to $365,000 for the year ended December 31, 2007 from $227,000 for the year ended December 31, 2006, an increase of $138,000 or 61%. This increase in interest expense is attributable to the interest expense associated with the Term Loan which was entered into on October 5, 2006 to finance the Tender Offer.  As a percentage of net revenue, interest expense, net increased to 0.9% in 2007 from 0.6% in 2006.

Net income.  As a result of the above, the Company’s net income was $2.4 million for the year ended December 31, 2007 compared to net income of $2.3 million for the year ended December 31, 2006, an increase of $114,000 or 4.9%.  As a percentage of net revenue, net income increased to 6.0% in 2007 from 5.9% in 2006.  Net income for the year ended December 31, 2007 was net of income tax expense of $1.7 million while net income for the year ended December 31, 2006 was net of income tax expense of $1.6 million.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenue.   Net revenue increased to $39.4 million for the year ended December 31, 2006 compared to $36.7 million for the year ended December 31, 2005, an increase of $2.7 million or 7.3%. This increase was attributable to de novo Offices generating $1.0 million in additional net revenue and an increase of $1.7 million at existing Offices for the year ended December 31, 2006.

Clinical salaries and benefits.   Clinical salaries and benefits increased to $14.2 million for the year ended December 31, 2006 compared to $13.6 million for the year ended December 31, 2005, an increase of $623,000 or 4.6%.  This increase is the result of additional employees to support the increased Revenue and the increased number of dentists working in 2006 over 2005 and general wage increases granted during 2006.  As a percentage of net revenue, clinical salaries and benefits decreased from 37.0% in 2005 to 36.1% in 2006.

Dental supplies.   Dental supplies increased to $2.3 million for the year ended December 31, 2006 compared to $2.2 million for the year ended December 31, 2005, an increase of $63,000 or 2.9%. This increase is attributable to increased Revenue. Additionally, the need to make initial dental supply orders, which tend to be larger than ongoing dental supply orders, for the four de novo Offices that were opened during 2006 contributed to the increased dental supply expense. As a percentage of net revenue, dental supplies decreased from 6.0% in 2005 to 5.8% in 2006.

Laboratory fees.   Laboratory fees increased to $2.6 million for the year ended December 31, 2006 compared to $2.4 for the year ended December 31, 2005, an increase of $145,000 or 5.9%. This increase is attributable to increased Revenue. As a percentage of net revenue, laboratory fees decreased from 6.7% in 2005 to 6.6% in 2006.

Occupancy.  Occupancy expenses increased to $4.3 million for the year ended December 31, 2006 from $3.9 million for the year ended December 31, 2005, an increase of $404,000 or 10.5%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2005 period as well as rent for four de novo Offices opened during 2006 and two de novo Offices opened during the latter part of 2005.  As a percentage of net revenue, occupancy expense increased to 10.8% in 2006 from 10.5% in 2005.

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

Depreciation and amortization.   Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $2.2 million for the year ended December 31, 2006 from $1.7 million for the year ended December 31, 2005, an increase of $489,000 or 28.7%. This increase was primarily the result of tenant improvement and equipment purchased at the four de novo Offices and the expansion of one Office.  As a percentage of net revenue, depreciation and amortization increased to 5.6% in 2006 from 4.6% in 2005.

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

 Impairment of Intangible and Long-lived Assets

At December 31, 2007, intangible assets on the Company’s consolidated balance sheet were $11.4 million, representing 54.5% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.  As of December 31, 2007, the Company determined that intangible assets were overstated by approximately $104,000.  This amount was determined by comparing the intangible asset and property and equipment value at one Office to an independent appraised value for that Office.  As a result, the Company recognized an impairment charge of $104,000 in amortization expense in December 2007.

Allowance for Doubtful Accounts

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and a bank line of credit (the “Credit Facility”).

Net cash provided by operating activities was $4.4 million, $5.3 million and $5.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. During the year ended December 31, 2007, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of approximately $19,000, a decrease in deferred charges and other assets of approximately $10,000, offset by an increase in accounts receivable of approximately $569,000, a decrease in income taxes payable/receivable of approximately $141,000, an increase in prepaid expenses and other assets of approximately $23,000 and a decrease in other long-term obligations of $35,000.  During the year ended December 31, 2006, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in other long-term obligations of approximately $131,000, a decrease of prepaid expenses and other assets of approximately $8,000, offset by an increase in deferred charges and other assets of approximately $28,000, a decrease in accounts payable, accrued expenses and accrued payroll of approximately $77,000, an increase in accounts receivable of $611,000 and a decrease in income taxes payable of approximately $61,000.   During the year ended December 31, 2005, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of approximately $256,000 and a decrease of prepaid expenses and other assets of approximately $195,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of approximately $103,000 and an increase in accounts receivable of $913,000.

Net cash used in investing activities was $1.9 million, $3.2 million and $714,000 for the years ended December 31, 2005, 2006 and 2007 respectively.  During the year ended December 31, 2007, the Company invested $667,000 in the purchase of additional property and equipment and $48,000 in the development of de novo Offices. During the year ended December 31, 2006, the Company invested $1.3 million in the purchase of additional property and equipment and $2.0 million in the development of de novo Offices. During the year ended December 31, 2005, the Company invested $1.3 million in the purchase of additional property and equipment and $569,000 in the development of de novo Offices.

For the years ended December 31, 2005, 2006 and 2007, net cash used in financing activities was $2.3 million, $2.2 million and $4.9 million, respectively. For the year ended December 31, 2007, net cash used in financing activities was comprised of $1.3 million of proceeds from the exercise of Common Stock options and $955,000 from the tax benefit of Common Stock options exercised. This was offset by $4.1 million for the purchase of Common Stock, $1.2 million for the payment of Common Stock dividends, $920,000 to pay down the Term Loan, a $798,000 decrease in borrowings under the Credit Facility and $34,000 in repayments of long-term debt. For the year ended December 31, 2006, net cash used in financing activities was comprised of a $4.6 million increase in borrowings under the Credit Facility and Term Loan, $423,000 of proceeds from the exercise of Common Stock options and $237,000 from the tax benefit of Common Stock options exercised. This was offset by $6.1 million for the purchase of Common Stock, $1.1 million for the payment of Common Stock dividends and $145,000 for the repayment of long-term debt. For the year ended December 31, 2005, net cash used in financing activities was comprised of a $2.0 million increase in borrowings under the Credit Facility, $600,000 of proceeds from the exercise of Common Stock options and $403,000 from the tax benefit of Common Stock options exercised. This was offset by $4.3 million for the purchase of Common Stock, $802,000 for the payment of Common Stock dividends and $167,000 for the repayment of long-term debt.

On April 30, 2007, the Company amended its Credit Facility.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company’s option.  The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). As of December 31, 2007, the Base Rate was 7.25%. The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.25%.  As of December 31, 2007, the LIBOR Rate was 6.5%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed.  The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan.  The Credit Facility expires on May 31, 2009. At December 31, 2007, the Company had $2.3 million outstanding and $4.7 million available for borrowing under the revolving loan. This consisted of $955,000 outstanding under the Base Rate Option and $1.3 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis.  At December 31, 2007, the Company was in full compliance with all of its covenants under this agreement.

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer. The 212,396 shares purchased were comprised of 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.

On February 10, 2005, the Company announced an increase in the amount of the quarterly cash dividend from $.038 per share to $.10 per share.  On January 10, 2006, the Company announced an increase in the amount of the quarterly dividend from $.10 per share to $.13 per share. On January 9, 2007, the Company announced an increase in the amount of the quarterly dividend from $.13 to $.15 per share.  On January 17, 2008, the Company announced an increase in the amount of the quarterly dividend from $.15 to $.17 per share.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A., “Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing” in this Annual Report.

At December 31, 2007, the Company’s material commitments for capital expenditures totaled approximately $685,000, which includes the development of one de novo Office, the remodel of one existing Office and the implementation of a new time clock system.  The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Company’s Credit Facility.

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase price per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split. During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares at a price of $15.00 per share through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Board of Directors approved Dutch Auction Tender Offer, 212,396 shares of its Common Stock at a price of $21.75 per share for total consideration of $4.6 million. During 2007, the Company, in 27 separate transactions, purchased 196,791 shares of its Common Stock for a total consideration of approximately $4.1 million at prices ranging from $18.50 to $24.33 per share. In August 2007, the Company purchased 100,000 shares at a price of $20.75 per share through a private transaction that was approved by the Board of Directors.  In December 2007, the Company purchased 49,204 shares at a price of $21.00 per share through a private transaction that was approved by the Board of Directors.  As of December 31, 2007, approximately $174,000 of the previously authorized amount was available for open-market purchases.  On January 23, 2008, the Company announced that the Board of Directors had approved an increase in the authorized amount up to $1 million of stock repurchases.

Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  The provisions of SFAS No. 159 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontroling Intererests in Consolidated Financial Statements, an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to minority interests) in consolidated financial statements.  These statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on a 59 month Term Loan. The Company elected to designate it as a cash flow hedge.  In December 2007, the Company recognized, on its balance sheet, approximately $34,000 of other comprehensive loss to mark down the value of the cash flow hedge net of taxes.

Interest Rate Risk.   The interest payable on the Company’s Credit Facility and a portion of the Term Loan is variable based upon the LIBOR rate and the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2007, $1.7 million (variable portion only) was outstanding under the Term Loan and $1.3 million under the Credit Facility with a interest rate of 6.5% (LIBOR) and $955,000 was outstanding under the Credit Facility with an interest rate of 7.25% (Prime). The Company may repay the Credit Facility and Term Loan balance in full at any time without penalty.  As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company.  The Company estimates that a 1.0% increase in the interest rate on both the Credit Facility and the Term Loan would have resulted in additional interest expense of approximately $43,000 for the year ended December 31, 2007.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries’ consolidated financial statements as of December 31, 2006 and 2007 and for each of the three years ended December 31, 2007:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertions about the effectiveness of Birner Dental Management Services, Inc. internal control over financial reporting as of December 31, 2007 included in item 9A of this report on Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP

Denver, Colorado,
March 31, 2008

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2007

CURRENT ASSETS:
Cash and cash equivalents	$888,186	$964,150
Accounts receivable, net of allowance for doubtful
accounts of $288,513 and $291,827, respectively	3,103,922	3,008,550
Deferred tax asset	185,671	178,591
Income taxes receivable	-	26,817
Prepaid expenses and other assets	597,283	620,365

Total current assets	4,775,062	4,798,473

PROPERTY AND EQUIPMENT, net	5,592,672	4,533,531

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,272,358	11,393,590
Deferred charges and other assets	181,860	171,687

Total assets	$22,821,952	$20,897,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,648,498	$1,945,420
Accrued expenses	1,398,267	1,334,785
Accrued payroll and related expenses	1,596,770	1,456,477
Income taxes payable	114,016	-
Current maturities of long-term debt	953,561	920,000

Total current liabilities	5,711,112	5,656,682

LONG-TERM LIABILITIES:
Deferred tax liability, net	734,234	633,667
Long-term debt, net of current maturities	6,502,411	4,784,511
Other long-term obligations	326,550	291,266

Total liabilities	13,274,307	11,366,126

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Note 9)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares
authorized; 2,132,461 and 2,123,440 shares issued and
outstanding, respectively	4,191,349	3,028,515
Retained earnings	5,356,296	6,536,796
Accumulated other comprehensive loss	-	(34,156)

Total shareholders' equity	9,547,645	9,531,155

Total liabilities and shareholders' equity	$22,821,952	$20,897,281

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005		2006		2007

NET REVENUE:	$36,716,117		$39,386,996		$40,790,255

DIRECT EXPENSES:
Clinical salaries and benefits	13,578,650		14,201,712		14,761,863
Dental supplies	2,215,685		2,279,107		2,316,044
Laboratory fees	2,446,344		2,591,499		2,615,017
Occupancy	3,864,640		4,268,641		4,599,981
Advertising and marketing	951,916		797,042		678,488
Depreciation and amortization	1,703,330		2,192,411		2,541,995
General and administrative	4,183,471		4,603,745		4,593,316
	28,944,036		30,934,157		32,106,704

Contribution from dental offices	7,772,081		8,452,839		8,683,551

CORPORATE EXPENSES:
General and administrative	4,235,510	(1)	4,174,889	(1)	4,119,052	(1)
Depreciation and amortization	139,512		131,356		110,270

Operating income	3,397,059		4,146,594		4,454,229
Interest expense (income), net	(12,204)		226,835		365,140

Income before income taxes	3,409,263		3,919,759		4,089,089
Income tax expense	1,244,960		1,596,785		1,651,792

Net Income	$2,164,303		$2,322,974		$2,437,297

Net income per share of Common Stock - Basic	$0.91		$1.02		$1.16

Net income per share of Common Stock - Diluted	$0.82		$0.94		$1.08

Cash dividends per share of Common Stock	$0.40		$0.52		$0.60

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,367,923		2,279,859		2,092,448

Diluted	2,624,286		2,469,540		2,258,108

(1)
Corporate expense - general and administrative includes $162,060 of  equity compensation for a stock award and $585,844 one-time expense related to the reimbursement of an employees's income taxes in connection with a stock award for the year ended December 31, 2005,  $324,120 of  equity compensation for a stock award and $329,054 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2006 and $324,120 of  equity compensation for a stock award and $405,274 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Comprehensive Income	Retained Earnings	Shareholders' Equity
	Shares	Amount

BALANCES, December 31, 2004	2,417,020	$12,125,811	$-	$3,002,539	$15,128,350
Common Stock options exercised	178,616	600,254	-	-	600,254
Purchase and retirement of Common Stock	(311,961)	(4,311,000)	-	-	(4,311,000)
Tax benefit of Common Stock options exercised	-	403,092	-	-	403,092
Dividends declared on Common Stock	-	-	-	(945,712)	(945,712)
Equity compensation grant	60,000	-	-	-	-
Stock based compensation expense	-	162,060	-	-	162,060
Net Income, year-ended December 31, 2005	-	-	-	2,164,303	2,164,303

BALANCES, December 31, 2005	2,343,675	$8,980,217	$-	$4,221,130	$13,201,347
Common Stock options exercised	93,847	422,552	-	-	422,552
Purchase and retirement of Common Stock	(305,061)	(6,057,538)	-	-	(6,057,538)
Tax benefit of Common Stock options exercised	-	237,217	-	-	237,217
Dividends declared on Common Stock	-	-	-	(1,187,808)	(1,187,808)
Tender offer expense		(44,273)			(44,273)
Stock based compensation expense	-	653,174	-	-	653,174
Net Income, year-ended December 31, 2006	-	-	-	2,322,974	2,322,974

BALANCES, December 31, 2006	2,132,461	$4,191,349	$-	$5,356,296	$9,547,645
Common Stock options exercised	187,770	1,293,925	-	-	1,293,925
Purchase and retirement of Common Stock	(196,791)	(4,141,188)	-	-	(4,141,188)
Tax benefit of Common Stock options exercised	-	955,035	-	-	955,035
Dividends declared on Common Stock	-	-	-	(1,256,797)	(1,256,797)
Stock-based compensation expense	-	729,394	-	-	729,394
Other comprehensive loss			(34,156)		(34,156)
Net Income, year-ended December 31, 2007	-	-	2,437,297	2,437,297	2,437,297
Comprehensive Income			2,403,141

BALANCES, December 31, 2007	2,123,440	$3,028,515	$(34,156)	$6,536,796	$9,531,155

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,164,303	$2,322,974	$2,437,297
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,842,843	2,323,767	2,652,265
Stock compensation expense	162,060	653,174	729,394
Loss on disposition of property	815	-	-
Provision for doubtful accounts	673,613	722,622	664,304
Provision for (benefit from) deferred income taxes	54,868	(41,372)	(93,487)
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(912,796)	(611,175)	(568,932)
Prepaid expenses and other assets	195,072	8,316	(23,082)
Deferred charges and other assets	5,195	(27,615)	10,173
Accounts payable	186,386	(416,578)	296,922
Accrued expenses	(457,761)	245,658	(137,896)
Accrued payroll and related expenses	168,078	93,892	(140,293)
Income taxes payable/receivable	255,577	(61,243)	(140,833)
Other long-term obligations	18,982	130,827	(35,284)
Net cash provided by operating activities	4,357,235	5,343,247	5,650,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,299,325)	(1,251,151)	(666,648)
Development of new dental centers	(569,220)	(1,961,542)	(47,707)
Net cash used in investing activities	(1,868,545)	(3,212,693)	(714,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	22,022,377	21,298,996	20,101,330
Repayments - line of credit	(20,068,772)	(21,100,190)	(20,899,230)
Advances - term loan	-	4,600,000	-
Repayments - term loan	-	(230,000)	(920,000)
Repayment of long-term debt	(167,217)	(145,150)	(33,561)
Proceeds from exercise of Common Stock options	600,254	422,552	1,293,925
Purchase and retirement of Common Stock	(4,311,000)	(6,101,809)	(4,141,188)
Tax benefit of Common Stock options exercised	403,092	237,217	955,035
Common Stock cash dividends	(801,863)	(1,145,726)	(1,216,540)
Net cash used in financing activities	(2,323,129)	(2,164,110)	(4,860,229)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	165,561	(33,556)	75,964
CASH AND CASH EQUIVALENTS, beginning of period	756,181	921,742	888,186
CASH AND CASH EQUIVALENTS, end of period	$921,742	$888,186	$964,150

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended December 31,
	2005	2006	2007

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$130,831	$270,427	$462,787
Cash paid during the year for income taxes	$576,489	$1,463,248	$931,076

NON-CASH ITEMS:

Loss recognized on interest rate swap (net of taxes)	$-	$-	$34,156

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2005, 2006 and 2007, the Company managed 57, 60 and 60 dental practices (collectively referred to as the ''Offices''), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company’s growth through December 31, 2007 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2001 and Prior	42	18	(6)
2002	-	-	-
2003	-	-	-
2004	-	2	(1)
2005	-	2	-
2006	-	4	(1)
2007	-	-	-

Total	42	26	(8)

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2007.  Such reclassification had no effect on net income.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying statements of income reflect net revenue, which is the amount billed to patients, less dentists' and hygienists' wages. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of hygiene services) including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice.

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

Net Revenue

“Net revenue from consolidated dental offices” represents the ''Total dental group practice revenue'' less amounts retained by the Offices for wages paid by the professional corporations to dentists and hygienists. Dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office.

A summary of the components of net revenue for the years ended December 31, 2005, 2006, and 2007 follows:

	Years Ended December 31,
	2005	2006	2007

Total dental group practice revenue	$52,526,276	$57,141,226	$59,390,457
Less - amounts retained by Offices	15,810,159	17,754,230	18,600,202

Net revenue	$36,716,117	$39,386,996	$40,790,255

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

During 2005, 2006 and 2007, 10.1%, 11.4% and 12.2% respectively, of the Company's Revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

During the years ended December 31, 2005, 2006 and 2007, the following companies were responsible for the corresponding percentages of the Company’s total dental group practice revenue (includes capitation premiums and co-payments):  Aetna Healthcare was responsible for 7.8%, 9.9% and 9.0% respectively, CIGNA Dental Health was responsible for 7.2%, 7.5% and 9.4% respectively, and Fortis Benefits Insurance Company was responsible for 4.1%, 4.0% and 3.4% respectively.

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

Accounts Receivable

Accounts receivable represents receivables from patients and other third-party payors for dental services provided. Such amounts are recorded net of contractual allowances and other adjustments at the time of billing.  In those instances when payment is not received at the time of service, the Offices record receivables from their patients, most of who are local residents and are insured under third-party payor agreements. In addition, the Company has estimated allowances for uncollectible accounts. The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Accounts are normally considered delinquent after 120 days. However, estimating the credit-worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment.  In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. Management continually monitors and periodically adjusts the allowances associated with these receivables.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,092,401, $1,544,473 and $1,768,893 for the years ended December 31, 2005, 2006 and 2007, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $750,441, $779,294 and $883,372 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.  As of December 31, 2007 the Company determined that intangible assets associated with one Office should be written down approximately $104,000.  This amount was determined by comparing the intangible asset and property and equipment value at the Office to an independent appraised value for that Office.  As a result, the Company recognized an impairment charge of $104,000 with amortization expense in December 2007.

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

Income Taxes

The Company accounts for income taxes (Note 9) pursuant to Statement of Financial Accounting Standards (''SFAS'') No. 109, ''Accounting for Income Taxes,'' which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Earnings Per Share

The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock.  The standard requires presentation of two categories of EPS – basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

	Years Ended December 31,
	2005			2006			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS:
Net income	$2,164,303	2,367,923	$.91	$2,322,974	2,279,859	$1.02	$2,437,297	2,092,448	$1.16
Diluted EPS:

Net income	$2,164,303	2,624,286	$.82	$2,322,974	2,469,540	$.94	$2,437,297	2,558,108	$1.08

The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2005, 2006 and 2007 relates to the effect of 256,363, 189,681 and 165,660 respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by SFAS 128. For the years ended December 31, 2006 and 2007, options to purchase 85,500 and 13,700 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive. Basic and diluted EPS amounts have been adjusted to reflect the 2-for-1 stock split, effective August 1, 2005.

Comprehensive Income

The FASB issued SFAS 130 “Reporting Comprehensive Income” in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.  For 2005 and 2006 net income and comprehensive income were the same.  In 2007, the Company recognized, on its balance sheet, approximately $34,000 (net of taxes) of other comprehensive loss to record the fair value of the Company’s interest rate swap designated as a cash flow hedge.  The Company recognized approximately $21,000 in tax benefit from the loss in December 2007.

Costs of Start-up Activities

Start-up costs and organization costs are expensed as they are incurred.

Segment Reporting

The Company operates in one business segment, which is to provide business services to dental practices.  The Company currently provides business services to Offices in the states of Arizona, Colorado and New Mexico.  All aspects of the Company’s business are structured on a practice-by-practice basis.  Financial analysis and operational decisions are made at the individual Office level.  The Company does not evaluate performance criteria based upon geographic location, type of service offered or source of revenue.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the years ended December 31, 2006 and 2007 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the years ended December 31, 2006 and 2007 was approximately $329,000 and $405,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2007 for the expected option term. The expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.

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

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per share of Common Stock for the year ended December 31, 2005 would have been reported as follows:

2005

Net income:
As reported	$2,164,303
Stock based compensation included in net income	-
Fair value of stock based compensation,
net of income taxes	(222,701)
Pro forma	$1,941,602
Net income per share, basic:

As reported	$0.91
Stock based compensation included in net income	-
Fair value of stock based compensation,
net of income taxes	(0.09)

Pro forma	$0.82

Net income per share, diluted:

As reported	$0.82
Stock based compensation included in net income	-
Fair value of stock based compensation,
net of income taxes	(0.08)

Pro forma	$0.74

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the year ended December 31, 2005 under SFAS 123 and the stock compensation expense recognized during the years ended December 31, 2006 and 2007 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the 2005 results have not been restated.

Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  The provisions of SFAS No. 159 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to minority interests) in consolidated financial statements.  These statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

Reclassifications

Certain reclassifications have been made to the 2005 and 2006 financial statement presentation to conform to the 2007 presentation.  These reclassifications had no effect on net income as previously stated.

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

(4)         PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2007

Dental equipment	$6,404,663	$6,172,799
Furniture and fixtures	1,270,669	1,211,575
Leasehold improvements	7,467,332	7,643,717
Computer equipment, software and related items	2,106,081	2,000,916
Instruments	782,930	881,162
	18,031,675	17,910,169

Less - accumulated depreciation	(12,439,003)	(13,376,638)

Property and equipment, net	$5,592,672	$4,533,531

Depreciation expense was $1,092,401, $1,544,473 and $1,768,893 for the years ended December 31, 2005, 2006 and 2007, respectively.

(5)           INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2006	2007

Management agreements	25 years	$18,723,623	$18,731,957
Less - accumulated amortization		(6,451,265)	(7,338,367)

Intangible assets, net		$12,272,358	$11,393,590

Amortization expense was $750,441, $779,294 and $883,372 for the years ended December 31, 2005, 2006 and 2007, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2008	$780,033
2009	780,033
2010	780,033
2011	780,033
2012	780,033

$3,900,165

(6)           DEBT

Debt consists of the following:

	December 31,
	2006	2007

Revolving credit agreement with a bank not to exceed
$7.0 million, at either, or a combination of, lender’s
Base Rate (8.25% at December 31, 2006) or a LIBOR rate
Plus 1.50% (6.85% at December 31, 2006), collateralized by the
Company’s accounts receivable and Management Agreements, due in
May 2008.	3,052,411	-

Revolving credit agreement with a bank not to exceed
$7.0 million, at either, or a combination of, lender’s
Base Rate (7.25% at December 31, 2007) or a LIBOR rate
Plus 1.25% (6.5% at December 31, 2007), collateralized by the
Company’s accounts receivable and Management Agreements, due in
May 2009.	-	2,254,511

$4.6 Term Loan with a bank, $2.3 was borrowed at a fixed rate of 7.05%
and the remaining was borrowed at a floating intereste rate of
LIBOR plus 1.5% (6.65% at December 31, 2007), the principal is paid back in 20 equal quarterly payments of approximately $230,000 plus interest beginning December 31, 2006, collateralized by the
Company’s accounts receivable and Management Agreements,
matures on September 30, 2011.	4,370,000	3,450,000

Acquisition notes payable:
Due in March 2007, interest at 8%, no collateral, monthly principal and
interest payments of $11,335.	33,561	-

	$7,455,972	$5,704,511
Less - current maturities	(953,561)	(920,000)

Long-term debt, net of current maturities	$6,502,411	$4,784,511

 Credit Facility

On April 30, 2007, the Company amended its Credit Facility.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company’s option.  The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.25%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed.  The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan.  The Credit Facility expires on May 31, 2009. At December 31, 2007, the Company had $2.3 million outstanding and $4.7 million available for borrowing under the revolving loan. This consisted of $955,000 outstanding under the Base Rate Option and $1.3 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis.  At December 31, 2007, the Company was in full compliance with all of its covenants under this agreement.

Term Loan

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the tender offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The tender offer was funded from a $4.6 million Term Loan. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. At December 31, 2007, the Company had $3.5 million outstanding under the Term Loan. The Term Loan matures on September 30, 2011. At December 31, 2007, the Company was in full compliance with all of its covenants under the Term Loan.

The Term Loan is a fixed-for-floating interest rate swap. The Company has elected to designate it as a cash flow hedge under SFAS No. 133.

The scheduled maturities of debt are as follows:

Year	Amount

2008	920,000
2009	3,174,511
2010	920,000
2011	690,000

$5,704,511

(7)           SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market. The shares purchased and the purchase prices per share for transactions prior to August 1, 2005 have been adjusted to reflect the 2-for-1 stock split.   During 2005, the Company, in 40 separate transactions, purchased 311,961 shares of its Common Stock for total consideration of approximately $4.3 million at prices ranging from $9.00 to $19.31 per share. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Board of Directors approved Dutch Auction tender offer, 212,396 shares of its Common Stock at $21.75 for total consideration of $4.6 million. During 2007, the Company, in 27 separate transactions, purchased 196,791 shares of its Common Stock for a total consideration of approximately $4.1 million at prices ranging from $18.50 to $24.33 per share. In August 2007, the Company purchased 100,000 shares at $20.75 per share in a private transaction that was approved by the Board of Directors.  In December 2007, the Company purchased 49,204 shares at $21.00 per share in a private transaction that was approved by the Board of Directors.  As of December 31, 2007, approximately $174,000 of the previously authorized amount was available for open market purchases.  On January 23, 2008, the Company announced that the Board of Directors had approved an increase in the authorized amount up to $1 million of stock repurchases.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”).  The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2007, there were 159,966 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of December 31, 2007, there were 70,688 vested options outstanding and 128,778 unvested options, 40,000 vested restricted shares and 20,000 unvested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of December 31, 2007, there were 143,000 vested options and 34,667 unvested options outstanding under the Employee Plan.

The Dental Center Stock Option Plan (“Dental Center Plan”) was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, reserved 160,475 shares of Common Stock for issuance. The Dental Center Plan provided for the grant of non-statutory stock options to professional corporations that operate the Offices (“P.C.s”) that are parties to Management Agreements with the Company, and to dentists or dental hygienists who are either employed by or are an owner of the P.C.s. The Dental Center Plan expired by its terms on October 30, 2005. As of December 31, 2007, there were no vested or unvested options outstanding under the Dental Center Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2005	2006	2007

Expected life (1)	3.9	5.0	4.5
Risk-free interest rate (2)	3.95%	4.76%	4.71%
Expected volatility (3)	45%	53%	58%
Expected dividend yield	2.49%	2.86%	3.07%
Expected forfeiture (4)	N/A	5.09%	5.37%
_____________________________

(1)	The expected life, in years, of stock options is estimated using the simplified-method calculation.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)
Beginning on the date of adoption of SFAS 123(R), January 1, 2006, forfeitures are estimated based on historical experience.  Prior to the adoption of SFAS 123(R), forfeitures were recorded as they occurred.

A summary of stock option activity as of December 31, 2005, 2006 and 2007, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2004	527,414	$ 5.11	$ 1.00 - $17.50	3.0	$ 2,550
Granted	382,000	$ 14.30	$ 9.66 - $19.37
Exercised	178,616	$ 3.36	$ 1.00 - $ 7.50
Forfeited	75,416	$ 9.69	$ 5.50 - $17.50

Balance at December 31, 2005	655,382	$ 10.42	$ 1.00 - $19.37	4.2	$ 6,828
Granted	49,700	$ 17.49	$14.81 - $19.75
Exercised	93,847	$ 4.50	$ 1.00 - $13.00
Canceled	48,000	$ 15.10	$12.50 - $17.61

Balance at December 31, 2006	563,235	$ 11.63	$ 4.80 - $19.75	3.7	$ 6,550
Granted	20,000	$ 21.49	$19.50 - $21.85
Exercised	187,769	$ 6.89	$ 4.80 - $17.61
Canceled	18,333	$ 14.74	$ 9.66 - $17.61

Balance at December 31, 2007	377,133	$ 14.36	$ 5.50 - $21.85	3.7	$ 2,677

Exercisable at December 31, 2005	357,382	$ 6.29	$ 1.00 - $ 9.75	2.5	$ 2,250

Exercisable at December 31, 2006	304,870	$ 7.95	$ 4.80 - $19.37	2.1	$ 2,425

Exercisable at December 31, 2007	213,688	$ 12.25	$ 5.50 - $19.75	2.8	$ 1,963

The weighted average grant date fair value of options granted was $9.02, $7.00 and $4.67 per option during the years ended December 31, 2007, 2006 and 2005, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2007, 2006 and 2005 were $1,294,000, $423,000 and $600,000, respectively. The associated income tax benefit from stock options exercised during the year ended December 31, 2007, 2006 and 2005, respectively was $955,000, $237,000 and $403,000, respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $1.3 million and $2.0 million, respectively. As of December 31, 2007, there was $1.1 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.1 years.

 The following table summarizes information about the options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2007	Weighted Average Exercise Price

$ 4.37 — 6.55	6,000	1.0	$ 5.50	6,000	$ 5.50
6.56 — 8.74	54,000	1.6	7.88	54,000	7.88
8.75 — 10.92	78,667	2.6	9.73	72,000	9.73
10.93 — 13.11	39,000	4.3	12.50	11,000	12.50
13.12 — 15.30	15,016	5.5	14.89	3,684	14.91
17.48 — 19.66	164,450	4.4	18.55	66,004	18.90
19.67 — 21.85	20,000	6.1	21.53	1,000	19.75

$ 4.37 — 21.85	377,133	3.7	$ 14.36	213,688	$ 12.25

Restricted Stock

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”). In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement was made by the Company and totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of December 31, 2007, all of the compensation expense related to the restricted stock grant has been recognized. Beginning June 30, 2007, the Company reclassified deferred equity compensation to Common Stock.

A summary of the vesting status of the shares of restricted stock as of December 31, 2006 and 2007, and the changes during the 12 months then ended, is presented below:

	Number of Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	60,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-

Non-vested at December 31, 2006	40,000	13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-

Non-vested at December 31, 2007	20,000	$13.51

(8)         COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $2,993,959, $3,378,072 and $3,697,399 for the years ended December 31, 2005, 2006, and 2007, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

Years ending, December 31,
2008	$2,715,002
2009	2,247,433
2010	1,631,048
2011	792,474
2012	431,748
Thereafter	57,805

$7,875,510

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

(9)           INCOME TAXES

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

Income tax expense for the years ended December 31 consists of the following:

	2005	2006	2007
Current:
Federal	$1,069,508	$1,455,771	$1,737,943
State	120,604	183,135	130,503
	1,190,112	1,638,906	1,868,446
Deferred:
Federal	52,095	(34,400)	(190,224)
State	2,753	(7,721)	(26,430)
	54,848	(42,121)	(216,654)

Total income tax expense	$1,244,960	$1,596,785	$1,651,792

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2005	2006	2007

Statutory federal income tax
expense	34.0%	34.0%	34.0%
State income tax expense	3.0	4.0	3.5
Effect of permanent differences -
Travel and entertainment expenses	0.5	0.4	0.3
Share based compensation	-	3.0	2.9
Other	(1.0)	(0.7)	(0.3)
	36.5%	40.7%	40.4%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

	December 31,
	2006	2007

Deferred tax assets current:
Accruals not currently deductible	$76,036	$67,989
Allowance for doubtful accounts	109,635	110,602
	185,671	178,591
Deferred tax assets long-term:
Depreciation for tax under books	930,761	1,142,406
	930,761	1,142,406
Deferred tax liabilities long-term:
Intangible asset amortization for tax
over books	(1,664,995)	(1,776,073)
	(1,664,995)	(1,776,073)

Net deferred tax asset (liability)	$(548,563)	$(455,076)

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

 In 2005, 2006 and 2007, tax benefits associated with the exercise of stock options reduced taxes payable by approximately $403,000, $237,000 and $955,000, respectively, and increased equity by the same amount.

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

At the adoption date of January 1, 2007 and at December 31, 2007, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. The tax years 2004-2007 remain open to examination by taxing jurisdictions to which the Company is subject. The IRS report issued in July 2006 made no changes to the Company’s federal income tax return for 2004. No other federal or state exams are ongoing or have been performed in the past three years.

(10)        BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan, which was established April 1, 1997. Eligible employees may make voluntary contributions to the plan. Effective November 1, 2005, the Company announced that it would start matching 20% of the first 6% of each employee’s contribution.  Effective April 1, 2007, the Company announced that it would increase this match to 40% of the first 6% of each employee’s contribution.  The Company contributed $10,000, $89,000 and $191,000 towards the plan for the years ended December 31, 2005, 2006 and 2007, respectively.  In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. For the years ended December 31, 2005, 2006 and 2007 the Company did not make any profit sharing contributions.

Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(11)        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. The carrying values and estimated fair values were estimated to be substantially the same at December 31, 2006.  As of December 31, 2007, the Company has recognized, on its balance sheet, approximately $34,000 (net of taxes) of other comprehensive loss to mark down the value of the Company’s interest rate swap designated as a cash flow hedge.

(12)        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 The following summarizes certain quarterly results of operations: A 2-for-1 split of the Company’s common stock became effective as of August 1, 2005. All earnings per share in the following table reflect the stock split.

	Net Revenue	Contribution From Dental Offices	Net Income	Net Income Per Share of Common Stock - Diluted
2005 quarter ended:
31-Mar-05	$9,367,731	$2,095,604	$699,643	$0.26
30-Jun-05	9,393,284	1,974,485	633,268	0.24
30-Sep-05	9,264,449	2,115,191	414,390	0.16
31-Dec-05	8,690,653	1,586,801	417,005	0.16

	$36,716,117	$7,772,081	$2,164,306	$0.82

2006 quarter ended:
31-Mar-06	$10,140,029	$2,297,178	$702,325	$0.27
30-Jun-06	10,091,469	2,235,422	623,166	0.25
30-Sep-06	9,756,186	2,046,944	632,804	0.25
31-Dec-06	9,399,312	1,873,295	364,679	0.15

	$39,386,996	$8,452,839	$2,322,974	$0.94

2007 quarter ended:
31-Mar-07	$10,838,407	$2,688,123	$782,769	$0.34
30-Jun-07	10,378,875	2,222,483	611,941	0.26
30-Sep-07	10,077,204	2,077,900	635,040	0.28
31-Dec-07	9,495,769	1,695,045	407,547	0.19

	$40,790,255	$8,683,551	$2,437,297	$1.08

(13)        SUBSEQUENT EVENTS

On January 17, 2008, the Company announced the increase in the amount of the quarterly cash dividend from $.15 per share to $.17 per share.  On January 23, 2008, the Company announced that the Board of Directors had approved an increase in the authorized amount up to $1 million of stock repurchases.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1932, as amended), as of December 31, 2007.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2007, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report

Changes in internal controls.

There were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2007 fiscal year with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2007 fiscal year with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2007 fiscal year with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2007 fiscal year with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2007 fiscal year with the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -
As of December 31, 2006 and 2007

Consolidated Statements of Income -
Years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows -
Years ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II - Valuation and Qualifying Accounts -
Three Years Ended December 31, 2007

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.
a Colorado corporation

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 31, 2008
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 31, 2008
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	March 31, 2008
Dennis N. Genty	Treasurer (Principal Financial and Accounting
Officer)

/s/ Mark A. Birner	President and Director	March 31, 2008
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	March 31, 2008
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 31, 2008
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 31, 2008
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2005, 2006 and 2007 included in this Form 10-K and have issued our report thereon dated March 31, 2008. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  This Schedule II – Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The information included in this schedule for the years ended December 31, 2005, 2006 and 2007 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Hein & Associates LLP
Hein & Associates LLP

Denver, Colorado,
March 31, 2008

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions*	Balance at end of period

2007	$ 288,513	$ 664,304	$ 660,990	$ 291,827
2006	$ 261,031	$ 722,622	$ 695,140	$ 288,513
2005	$ 232,543	$ 673,613	$ 645,125	$ 261,031

* Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document
3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

3.2
Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

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

10.47
Fourth Amendment to Second Amended and Restated Credit Agreement dated August 31, 2006 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.47 of the Company’s Form 10-K for the annual period ended December 31, 2006.

10.49
Fifth Amendment to the Second Amended and Restated Credit Agreement dated April 30, 2007 between the Registrant and Key Bank of Colorado, incorporated herein by reference to Exhibit 10.49 of the Company’s Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007.

23*	Hein & Associates LLP consent dated March 31, 2008.
31.1*	Certification of 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2 *	Certification of 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1*	Certification of 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed with this Form 10-K.