Form 10-Q
period 2008-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2008-05-14
CIK 948072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________  to _________

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

Large accelerated filer   [ ]         Accelerated filer [ ]        Non-accelerated filer  [ ]      Smaller reporting company  [X]
                             (Do not check if a smaller
              reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of May 9, 2008
Common Stock, without par value	2,106,631

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2007	3
	and March 31, 2008

	Unaudited Condensed Consolidated Statements of Income for the Quarters	4
	Ended March 31, 2007 and 2008

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and	5
	Comprehensive Income as of March 31, 2008

	Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters	6
	Ended March 31, 2007 and 2008

	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition	14
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2007	2008
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$964,150	$754,002
Accounts receivable, net of allowance for doubtful
accounts of $291,827 and $275,750, respectively	3,008,550	3,473,766
Deferred tax asset	178,591	223,786
Income taxes receivable	26,817	-
Prepaid expenses and other assets	620,365	1,014,652

Total current assets	4,798,473	5,466,206

PROPERTY AND EQUIPMENT, net	4,533,531	4,547,002

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,393,590	11,206,964
Deferred charges and other assets	171,687	161,433

Total assets	$20,897,281	$21,381,605

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,945,420	$1,890,656
Accrued expenses	1,334,785	1,279,811
Accrued payroll and related expenses	1,456,477	2,097,829
Income taxes payable	-	448,916
Current maturities of long-term debt	920,000	920,000

Total current liabilities	5,656,682	6,637,212

LONG-TERM LIABILITIES:
Deferred tax liability, net	633,667	588,014
Long-term debt, net of current maturities	4,784,511	4,383,787
Other long-term obligations	291,266	288,418

Total liabilities	11,366,126	11,897,431

SHAREHOLDERS' EQUITY:
Preferred Stock; no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 2,123,440
and 2,108,805 shares issued and outstanding, respectively	3,028,515	2,841,319
Retained earnings	6,536,796	6,695,855
Accumulated other comprehensive loss	(34,156)	(53,000)

Total shareholders' equity	9,531,155	9,484,174

Total liabilities and shareholders' equity	$20,897,281	$21,381,605

** Derived from the Company's audited consolidated balance sheet at December 31, 2007.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2007		2008

NET REVENUE:	$10,838,407		$10,389,364

DIRECT EXPENSES:
Clinical salaries and benefits	3,840,292		4,110,342
Dental supplies	560,926		594,185
Laboratory fees	680,206		652,713
Occupancy	1,133,052		1,185,680
Advertising and marketing	148,760		107,449
Depreciation and amortization	610,552		601,014
General and administrative	1,176,496		1,170,015
	8,150,284		8,421,398

Contribution from dental offices	2,688,123		1,967,966

CORPORATE EXPENSES:
General and administrative	1,246,526	(1)	941,104	(1)
Depreciation and amortization	30,828		23,469

Operating income	1,410,769		1,003,393

Interest expense	106,153		77,628

Income before income taxes	1,304,616		925,765
Income tax expense	521,847		408,208

Net income	$782,769		$517,557

Net income per share of Common Stock - Basic	$0.37		$0.25

Net income per share of Common Stock - Diluted	$0.34		$0.24

Cash dividends per share of Common Stock	$0.15		$0.17

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,126,376		2,111,085

Diluted	2,306,908		2,200,230

_____________________

(1) Corporate expense - general and administrative includes $81,030 of equity compensation for a stock award and $90,064 related to stock-based compensation expense in the three months ended March 31, 2007, and $173,413 related to stock-based compensation expense in the three months ended March 31, 2008.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Income	Earnings	Equity

BALANCES, December 31, 2007	2,123,440	$3,028,515	$(34,156)	$6,536,796	$9,531,155
Common Stock options exercised	10,685	138,018		-	138,018
Purchase and retirement of Common Stock	(25,320)	(521,949)		-	(521,949)
Tax benefit of Common Stock options exercised	-	23,322		-	23,322
Dividends declared on Common Stock	-	-		(358,498)	(358,498)
Stock-based compensation expense	-	173,413		-	173,413
Other comprehensive loss			(18,844)		(18,844)
Net income, three months ended March 31, 2008	-	-	517,557	517,557	517,557
Comprehensive income			498,713

BALANCES, March 31, 2008	2,108,805	$2,841,319	$(53,000)	$6,695,855	$9,484,174

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$782,769	$517,557
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	641,379	624,483
Stock compensation expense	171,094	173,413
Provision for doubtful accounts	154,926	(201,258)
Provision for (benefit from) deferred income taxes	92,012	(90,848)
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(959,592)	(263,958)
Prepaid expenses and other assets	(243,483)	(394,287)
Deferred charges and other assets	8,333	10,254
Accounts payable	124,914	(54,764)
Accrued expenses	38,023	(114,850)
Accrued payroll and related expenses	557,043	641,352
Income taxes payable	367,128	475,733
Other long-term obligations	(15,604)	(2,848)
Net cash provided by operating activities	1,718,942	1,319,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(199,227)	(419,382)
Development of new de novo offices	-	(31,946)
Net cash used in investing activities	(199,227)	(451,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	5,871,902	5,614,080
Repayments – line of credit	(6,973,663)	(5,784,804)
Repayments – term loan	-	(230,000)
Repayment of long-term debt	(33,559)	-
Proceeds from exercise of Common Stock options	78,049	138,018
Purchase and retirement of Common Stock	(415,893)	(521,949)
Tax benefit of Common Stock options exercised	56,406	23,322
Common Stock cash dividends	(277,878)	(317,466)
Net cash used in financing activities	(1,694,636)	(1,078,799)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(174,921)	(210,148)
CASH AND CASH EQUIVALENTS, beginning of period	888,186	964,150
CASH AND CASH EQUIVALENTS, end of period	$713,265	$754,002

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2007	2008

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the quarter for interest	$126,062	$94,812
Cash paid during the quarter for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)           SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $194,959 and $194,704 for the quarters ended March 31, 2008 and 2007, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the quarter ended March 31, 2008 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statements of income for the quarters ended March 31, 2008 and 2007 was approximately $173,000 and $90,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2008 for the expected option term. From January 1, 2006 through December 31, 2007 the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

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

At the adoption date of January 1, 2007 and at March 31, 2008, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of March 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which the Company is subject. The IRS report issued in July 2006 made no changes to the Company’s federal income tax return for 2004. No other federal or state examinations are ongoing or have been performed in the past three years.

(3)           EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Quarters Ended March 31,
	2007			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$782,769	2,126,376	$0.37	$517,557	2,111,085	$0.25

Effect of dilutive shares of Common Stock from stock options and warrants	-	180,532	(0.03)	-	89,145	(0.01)

Diluted EPS:
Net income available to shares of Common Stock	$782,769	2,306,908	$0.34	$517,557	2,200,230	$0.24

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2008 and 2007, relates to the effect of 89,145 and 180,532 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended March 31, 2008 and 2007 options to purchase 75,462 and 3,644 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

(4)         STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of March 31, 2008, there were 69,132 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2008, there were 73,138 vested options, 213,144 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of March 31, 2008, there were 143,000 vested options outstanding and 25,000 unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended
	March 31,
Valuation Assumptions	2007	2008

Expected life	4.5 (1)	4.1 (2)
Risk-free interest rate (3)	4.75%	2.30%
Expected volatility (4)	58%	58%
Expected dividend yield	3.07%	3.28%
Expected Forteiture (5)	5.32%	2.00%
_____________________________

 (1) The expected life, in years, of stock options is estimated using the simplified method calculation.
(2) The expected life, in years, of stock options is estimated based on historical experience.
(3) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(4) The expected volatility is estimated based on historical and current stock price data for the Company.
(5)  Forfeitures of options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as they occur.
     Forfeitures of options granted since the Company’s adoption of SFAS 123(R) are estimated based on historical experience.

A summary of option activity as of March 31, 2008, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	377,133	$14.36	$5.50 - $21.85	3.7	2,677
Granted	98,000	$20.69	$19.40 - $21.00
Exercised	(10,685)	$12.92	$9.66 - $19.54
Forfeited	(10,166)	$16.55	$12.50 - $19.54

Outstanding at March 31, 2008	454,282	$15.71	$5.50 - $21.85	4.1	$2,050

Exercisable at March 31, 2008	216,138	$12.41	$5.50 - $21.85	2.57	$1,650

The weighted average grant date fair values of options granted were $7.76 per option and $9.16 per option during the quarters ended March 31, 2008 and 2007, respectively.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2008 and 2007 were $138,018 and $78,049, respectively. The associated income tax benefit from stock options exercised during the quarters ended March 31, 2008 and 2007 was $23,322 and $56,406, respectively. As of the date of exercise, the total intrinsic values of options exercised during the quarters ended March 31, 2008 and 2007 were $80,886 and $166,936, respectively. As of March 31, 2008, there was $1.6 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.2 years.

(5)           RESTRICTED STOCK GRANT

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”) under the 2005 Plan. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement totaled approximately $586,000 and was recognized as an expense during the third quarter of 2005. As of December 31, 2007 all compensation expense related to the restricted stock grant has been recognized.  The final 20,000 shares of restricted stock vested on January 1, 2008.  Beginning June 30, 2007, the Company reclassified deferred equity compensation related to this grant to Common Stock.

A summary of the vesting status of the shares of restricted stock as of March 31, 2008, and the changes during the quarter then ended, is presented below:

	Quarters Ended
	March 31, 2008
	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	20,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-
Non-vested at March 31, 2008	-	$13.51

(6)           DIVIDENDS

Since March 9, 2004, the Company has declared the following increasing quarterly cash dividends.

Divdend Declaration Date	Quarterly Dividend Declared per Share

March 9, 2004	0.0375
February 10, 2005	0.10
January 10, 2006	0.13
January 19, 2007	0.15
January 17, 2008	0.17

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

(7)      LINE OF CREDIT

On April 22, 2008, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2008, the Company had $2.1 million outstanding and $4.9 million available for borrowing under the Credit Facility. This consisted of $1.7 million outstanding under the LIBOR rate option and $384,000 outstanding under the Base Rate option. The Credit Facility requires the Company to comply with certain covenants and financial ratios. At March 31, 2008, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)       CAPITAL COMMITMENTS

At March 31, 2008, the Company had budgeted capital commitments for the next 12 months of approximately $300,000, which includes the funding of one dental practice that the Company expects to develop internally.  The Company anticipates that these capital expenditures will be funded by cash on hand, cash generated by operations, or borrowings under the Credit Facility.  The Company’s retained earnings as of March 31, 2008 were approximately $6.7 million, and the Company had a working capital deficit on that date of approximately $1.2 million. During the quarter ended March 31, 2008, the Company had capital expenditures of approximately $451,000 and purchased approximately $522,000 of Common Stock while decreasing total debt by approximately $401,000.

(9)      DUTCH AUCTION TENDER OFFER AND TERM LOAN

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer (the “Tender Offer”). The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares of Common Stock of the Company outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of March 31, 2007, the rate was 4.49%. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of March 31, 2008, $1.6 million was outstanding at the fixed rate of 7.05% and $1.6 million was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At March 31, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or the acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, this report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2007 and 2008. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 60 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 32 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007 and has analyzed filing positions in its federal and state jurisdictions where the Company is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained under audit and believes it does not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on its results of operations or financial position. See Note 2 to Condensed Consolidated Financial Statements, “Significant Accounting Policies”.

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no changes to these policies since the filing of that report.

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

Results of Operations

For the quarter ended March 31, 2008, Revenue decreased $479,000, or 3.0% to $15.3 million compared to $15.7 million for the quarter ended March 31, 2007.  For the quarter ended March 31, 2008, net revenue decreased $449,000, or 4.1% to $10.4 million compared to $10.8 million for quarter ended March 31, 2007.  This decrease is attributable to a decrease in net revenue from general dentistry of $638,000 offset by an increase in net revenue from special dentistry of $189,000.  The Company attributes the decrease to two fewer general dentists as of March 31, 2008 and general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

For the quarter ended March 31, 2008, net income decreased 34.0% to $518,000, or $.24 per share compared to $783,000, or $.34 per share for the quarter ended March 31, 2007.

The Company continues to generate strong cash flow from operations.  During the quarter ended March 31, 2008, the Company purchased $522,000 of its outstanding Common Stock, invested $451,000 in capital expenditures, paid $317,000 in dividends, and repaid $230,000 of the Term Loan  while decreasing borrowings under its Credit Facility by $171,000.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $422,000, or 19% to $1.8 million for the quarter ended March 31, 2008 compared to $2.2 million for the quarter ended March 31, 2007. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense – corporate,  stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table.

	Quarters
	Ended March 31,
	2007	2008
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$782,769	$517,557
Add back:
Depreciation and amortization - Offices	610,552	601,014
Depreciation and amortization - Corporate	30,828	23,469
Stock-based compensation expense	171,094	173,413
Interest expense, net	106,153	77,628
Income tax expense	521,847	408,208

Adjusted EBITDA	$2,223,243	$1,801,289

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

	Quarters Ended
	March 31,
	2007	2008

Total dental group practice revenue	$15,733,695	$15,254,252
Less - amounts retained by dental Offices	(4,895,288)	(4,864,888)

Net revenue	$10,838,407	$10,389,364

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Quarters Ended
	March 31,
	2007	2008

NET REVENUE:	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	35.4%	39.6%
Dental supplies	5.2%	5.7%
Laboratory fees	6.3%	6.3%
Occupancy	10.5%	11.4%
Advertising and marketing	1.4%	1.0%
Depreciation and amortization	5.6%	5.8%
General and administrative	10.9%	11.3%
	75.2%	81.1%

Contribution from dental offices	24.8%	18.9%

CORPORATE EXPENSES:
General and administrative	11.5%	9.1%
Depreciation and amortization	0.3%	0.2%

Operating income	13.0%	9.7%

Interest expense	1.0%	0.7%

Income before income taxes	12.0%	8.9%
Income tax expense	4.8%	3.9%

Net income	7.2%	5.0%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007:

Net revenue. For the quarter ended March 31, 2008, net revenue decreased $449,000, or 4.1%, to $10.4 million compared to $10.8 million for the quarter ended March 31, 2007. This decrease is attributable to a decrease in net revenue from general dentistry of $638,000 offset by an increase in net revenue from specialty dentistry of $189,000.  The Company attributes the decrease to two fewer general dentists as of March 31, 2008 and general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

Clinical salaries and benefits. For the quarter ended March 31, 2008, clinical salaries and benefits increased $270,000, or 7.0%, to $4.1 million compared to $3.8 million for the quarter ended March 31, 2007. This increase was primarily due to increased costs related to employee benefits including accrued vacation, health insurance premiums and Company contribution to the 401(k) employee savings plan. Wages for contract hygienists increased and support wages for oral surgery and pediatric dentistry increased on increased revenues within those two specialty disciplines.  Annual wage increases that became effective February 1, 2008 contributed to the remainder of the increase. As a percentage of net revenue, clinical salaries and benefits increased to 39.6% for the quarter ended March 31, 2008 compared to 35.4% for the quarter ended March 31, 2007.  The increase in salaries and benefits as a percentage of net revenue reflects the lower net revenue as well as the higher salaries and benefits for the quarter ended March 31, 2008.

Dental supplies. For the quarter ended March 31, 2008, dental supplies increased to $594,000 compared to $561,000 for the quarter ended March 31, 2007, an increase of $33,000 or 5.9%. As a percentage of net revenue, dental supplies increased to 5.7% for the quarter ended March 31, 2008 compared to 5.2% for the quarter ended March 31, 2007.

Laboratory fees. For the quarter ended March 31, 2008, laboratory fees decreased to $653,000 compared to $680,000 for the quarter ended March 31, 2007, a decrease of $27,000 or 4.0%. As a percentage of net revenue, laboratory fees remained constant at 6.3% for the quarters ended March 31, 2008 and March 31, 2007.

Occupancy. For the quarter ended March 31, 2008, occupancy expense increased to $1.2 million compared to $1.1 million for the quarter ended March 31, 2007, an increase of 53,000 or 4.6%.  This increase was primarily  due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to March 31, 2007.  As a percentage of net revenue, occupancy expense increased to 11.4% for the quarter ended March 31, 2008 compared to 10.5% for the quarter ended March 31, 2007.

Advertising and marketing. For the quarter ended March 31, 2008, advertising and marketing expense decreased to $107,000 compared to $149,000 for the quarter ended March 31, 2007, a decrease of $41,000 or 27.8%.  This decrease is attributable to the Company’s television advertising campaign in the Denver, Colorado market in the quarter ended March 31, 2007, which the Company did not conduct in the quarter ended March 31, 2008. As a percentage of net revenue, advertising and marketing expense decreased to 1.0% for the quarter ended March 31, 2008 compared to 1.4% for the quarter ended March 31, 2007.

Depreciation and amortization-Offices. For the quarter ended March 31, 2008, depreciation and amortization expenses attributable to the Offices decreased to $601,000 compared to $611,000 for the quarter ended March 31, 2007, a decrease of $10,000 or 1.6%. The decrease in the Company’s depreciable asset base is a result of some assets becoming fully depreciated. As a percentage of net revenue, depreciation and amortization increased to 5.8% for the quarter ended March 31, 2008 compared to 5.6% for the quarter ended March 31, 2007.

General and administrative-Offices. For the quarters ended March 31, 2008 and 2007, general and administrative expenses attributable to the Offices remained constant at $1.2 million. As a percentage of net revenue, general and administrative expenses increased to 11.3% for the quarter ended March 31, 2008 compared to 10.9% for the quarter ended March 31, 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased $720,000, or 26.8%, to $2.0 million for the quarter ended March 31, 2008 compared to $2.7 million for the quarter ended March 31, 2007. As a percentage of net revenue, contribution from dental Offices decreased to 18.9% for the quarter ended March 31, 2008 compared to 24.8% for the quarter ended March 31, 2007.

Corporate expenses - general and administrative. For the quarter ended March 31, 2008, corporate expenses – general and administrative decreased to $941,000 compared to $1.2 million for the quarter ended March 31, 2007, a decrease of $305,000 or 24.5%.  This decrease is primarily related to a decrease of $325,000 in executive bonuses.  As a percentage of net revenue, corporate expenses - general and administrative decreased to 9.1% for the quarter ended March 31, 2008 compared to 11.5% for the quarter ended March 31, 2007.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2008, corporate expenses - depreciation and amortization decreased to $23,000 compared to $31,000 for the quarter ended March 31, 2007, a decrease of $7,000 or 23.9%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the quarter ended March 31, 2008 compared to 0.3% for the quarter ended March 31, 2007.

Operating income.   As a result of the matters discussed above, the Company’s operating income decreased by $407,000, or 28.9% to $1.0 million for the quarter ended March 31, 2008 compared to $1.4 million for the quarter ended March 31, 2007.  As a percentage of net revenue, operating income decreased to 9.7% for the quarter ended March 31, 2008 compared to 13.0% for the quarter ended March 31, 2007.

Interest expense. For the quarter ended March 31, 2008, interest expense decreased to $78,000 compared to $106,000 for the quarter ended March 31, 2007, a decrease of $29,000 or 26.9%. This decrease in interest expense is attributable to paying down the Term Loan that was used to finance the dutch auction tender offer completed in October 2006, reduced borrowings on the Credit Facility and reduced interest rates. As a percentage of net revenue, interest expense decreased to 0.8% for the quarter ended March 31, 2008 compared to 1.0% for the quarter ended March 31, 2007.

Net income.   As a result of the above, the Company reported net income of $518,000 for the quarter ended March 31, 2008 compared to net income of $783,000 for the quarter ended March 31, 2007, a decrease of $265,000 or 33.9%. Net income for the quarter ended March 31, 2008 was net of income tax expense of $408,000, while net income for the quarter ended March 31, 2007 was net of income tax expense of $522,000. The effective tax rate was 44.1% for the quarter ended March 31, 2008 compared to 40.0% for the quarter ended March 31, 2007.  The increase in the effective tax rate is due to stock-based compensation expense, which is not a deduction for tax purposes, increasing to $173,000 for the quarter ended March 31, 2008 from $90,000 for the quarter ended March 31, 2007.  As a percentage of net revenue, net income decreased to 5.0% for the quarter ended March 31, 2008 compared to 7.2% for the quarter ended March 31, 2007.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of March 31, 2008, the Company had a working capital deficit of approximately $1.2 million and retained earnings of $6.7 million.

Net cash provided by operating activities was approximately $1.3 million and $1.7 million for the quarters ended March 31, 2008 and 2007, respectively.  During the 2008 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $472,000 and an increase in income taxes payable of approximately $476,000 offset by an increase in prepaid expenses and other assets of approximately $394,000 and an increase in accounts receivable of approximately $264,000.  During the 2007 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $720,000 and an increase in income taxes payable of approximately $367,000 offset by an increase in accounts receivable of approximately $960,000 (primarily due to higher Revenue) and an increase in prepaid expenses and other assets of approximately $243,000.

Net cash used in investing activities was approximately $451,000 and $199,000 for the quarters ended March 31, 2008 and 2007, respectively. For the quarter ended March 31, 2008, the Company invested $419,000 in the purchase of additional equipment, which includes $156,000 to upgrade the Company’s payroll time collection system, and $32,000 in the development of a de novo Office. For the quarter ended March 31, 2007, the Company invested $199,000 in the purchase of additional property and equipment.

Net cash used in financing activities was approximately $1.1 million for the quarter ended March 31, 2008 and $1.7 million for the quarter ended March 31, 2007. During the quarter ended March 31, 2008, net cash used in financing activities was comprised of approximately $522,000 used in the purchase and retirement of Common Stock, approximately $317,000 for the payment of dividends, approximately $171,000 used to pay down the Credit Facility and approximately $230,000 for the repayment of the Term Loan, partially offset by approximately $138,000 in proceeds from the exercise of Common Stock options and $23,000 in tax benefit of Common Stock options exercised.  During the quarter ended March 31, 2007, net cash used in financing activities was comprised of approximately $1.1 million used to pay down the Credit Facility, approximately $416,000 used in the purchase and retirement of Common Stock, approximately $34,000 used in the repayment of long-term debt  and approximately $278,000 for the payment of dividends, partially offset by approximately $78,000 in proceeds from the exercise of Common Stock options and $56,000 in tax benefit of Common Stock options exercised.

On April 22, 2008, the Company amended the Credit Facility.  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2008, the Company had $2.1 million outstanding and $4.9 million available for borrowing under the Credit Facility. This consisted of $1.7 million outstanding under the LIBOR rate option and $384,000 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At March 31, 2008, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance its Dutch Auction tender offer. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2007. The Term Loan expires September 30, 2011. The Company designates this fixed-for-floating interest rate swap as a cash flow hedge under SFAS No. 133. The Term Loan requires the Company to comply with certain covenants and financial ratios. At March 31, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

As of March 31, 2008, the Company had the following debt and lease obligations.

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$5,303,787	$920,000	$3,923,787	$460,000	$-
Operating lease obligations	8,733,743	2,905,846	4,222,465	1,546,597	58,835
Total	$14,037,530	$3,825,846	$8,146,252	$2,006,597	$58,835

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended March 31, 2008, the Company, in six separate transactions, purchased 25,320 shares of its Common Stock for total consideration of approximately $522,000 at prices ranging from $19.62 to $21.00.  On January 23, 2008, the Company announced that the Board of Directors had approved an increase in the authorized amount up to $1 million of stock repurchases.  As of March 31, 2008, approximately $627,000 of the previously authorized amount was available for open market purchases. On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on the Term Loan and designated it as a cash flow hedge under SFAS No. 133.  In March 2008, the Company recognized, on its balance sheet, approximately $19,000 of other comprehensive loss to mark down the value of the cash flow hedge net of taxes.  As required by SFAS 157, the Company calculated the value of the cash flow hedge using Level II inputs.

Interest Rate Risk.   The interest payable on the Credit Facility and a portion of the Term Loan is variable based on floating interest rates (either LIBOR or Base Rate) and, therefore, is affected by changes in market interest rates. At March 31, 2008, the variable portion outstanding under the Term Loan was $1.6 million (at a LIBOR rate of 4.49%) and $2.1 million was outstanding under the Credit Facility with either LIBOR (4.31%) or Base Rate (5.25%).  The Company may repay the Credit Facility and Term Loan balances in full at any time without penalty.  The Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company.  The Company estimates that a 1.0% increase in the interest rate on the Credit Facility and Term Loan would have resulted in additional interest expense of approximately $9,000 for the quarter ended March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2008.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred in the quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock purchases by the Company during the period January 1, 2008 through March 31, 2008.

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	15,568	$20.52	15,568	$829,339
February 1, 2008 through February 29, 2008	3,210	21.00	3,210	$761,929
March 1, 2008 through March 31, 2008	6,542	20.65	6,542	$626,817
Total	25,320	$20.61	25,320

All purchases were made on the open market pursuant to plans that were approved by the Board of Directors. On January 23, 2008, the Board of Directors authorized the Company to make available open market purchases of its Common Stock up to $1 million. As of March 31, 2008, there was approximately $627,000 available for the purchase of the Company’s Common Stock under such plans that have been approved by the Board of Directors. On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  There is no expiration date on these plans. Purchases under these plans may be made from time to time, as the Company’s management deems appropriate.

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

10.1	Sixth Amendment of Second Amended and Restated Credit Agreement dated April 22, 2008 between the Registrant and Key Bank of Colorado.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.*

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.*
___________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.
Date: May 13, 2008
	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2008
	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)