Form 10-Q
period 2008-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2008-08-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ________________

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of August 14, 2008
Common Stock, without par value	1,946,273

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2007	2008
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$964,150	$682,794
Accounts receivable, net of allowance for doubtful
accounts of $291,827 and $289,677, respectively	3,008,550	3,302,801
Deferred tax asset	178,591	240,615
Income taxes receivable	26,817	-
Prepaid expenses and other assets	620,365	774,303

Total current assets	4,798,473	5,000,513

PROPERTY AND EQUIPMENT, net	4,533,531	4,558,396

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,393,590	11,011,949
Deferred charges and other assets	171,687	161,433

Total assets	$20,897,281	$20,732,291

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,945,420	$1,824,359
Accrued expenses	1,334,785	1,146,224
Accrued payroll and related expenses	1,456,477	2,085,759
Income taxes payable	-	423,102
Current maturities of long-term debt	920,000	920,000

Total current liabilities	5,656,682	6,399,444

LONG-TERM LIABILITIES:
Deferred tax liability, net	633,667	734,246
Long-term debt, net of current maturities	4,784,511	3,517,445
Other long-term obligations	291,266	280,746

Total liabilities	11,366,126	10,931,881

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;
2,123,440 and 2,116,947 shares issued and outstanding, respectively	3,028,515	3,045,027
Retained earnings	6,536,796	6,786,231
Accumulated other comprehensive loss	(34,156)	(30,848)

Total shareholders' equity	9,531,155	9,800,410

Total liabilities and shareholders' equity	$20,897,281	$20,732,291

** Derived from the Company’s audited consolidated balance sheet at December 31, 2007.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2007		2008		2007		2008

NET REVENUE:	$10,265,570		$10,044,161		$20,955,907		$20,249,109

DIRECT EXPENSES:
Clinical salaries and benefits	3,621,786		3,742,574		7,314,011		7,668,500
Dental supplies	593,981		624,037		1,154,906		1,218,222
Laboratory fees	689,207		739,161		1,369,412		1,391,874
Occupancy	1,141,105		1,203,227		2,274,157		2,388,906
Advertising and marketing	267,317		119,099		416,078		226,548
Depreciation and amortization	610,526		602,018		1,221,079		1,203,033
General and administrative	1,119,165		1,266,972		2,295,661		2,436,989
	8,043,087		8,297,088		16,045,304		16,534,072

Contribution from dental offices	2,222,483		1,747,073		4,910,603		3,715,037

CORPORATE EXPENSES:
General and administrative	1,054,125	(1)	889,204	(1)	2,300,652	(2)	1,830,308	(2)
Depreciation and amortization	27,275		23,186		58,103		46,654

Operating income	1,141,083		834,683		2,551,848		1,838,075

Interest expense	89,166		58,369		195,319		135,997

Income before income taxes	1,051,917		776,314		2,356,529		1,702,078
Income tax expense	439,976		326,057		961,822		734,265

Net income	$611,941		$450,257		$1,394,707		$967,813

Net income per share of Common Stock - Basic	$0.29		$0.21		$0.66		$0.46

Net income per share of Common Stock - Diluted	$0.26		$0.21		$0.60		$0.44

Cash dividends per share of Common Stock	$0.15		$0.17		$0.30		$0.34

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,123,900		2,107,415		2,125,131		2,109,250

Diluted	2,310,103		2,178,816		2,307,829		2,188,583

    _______________

(1)
Corporate expense - general and administrative includes $81,030 of  equity compensation for a stock award and $100,523 related to stock-based compensation expense in the quarter ended June 30, 2007, and  $184,618 related to stock-based compensation expense in the quarter ended June 30, 2008.

(2)
Corporate expense - general and administrative includes $162,060 of  equity compensation for a stock award and $190,587 related to stock-based compensation expense in the six months ended June 30, 2007, and $358,030 related to stock-based compensation expense in the six months ended June 30, 2008.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock		Comprehensive Income	Retained Earnings	Shareholders' Equity
	Shares	Amount

BALANCES, December 31, 2007	2,123,440	$3,028,515	$(34,156)	$6,536,796	$9,531,155
Common Stock options exercised	25,685	281,288		-	281,288
Purchase and retirement of Common Stock	(32,178)	(648,597)		-	(648,597)
Tax benefit of Common Stock options exercised	-	25,791		-	25,791
Dividends declared on Common Stock	-	-		(718,378)	(718,378)
Stock-based compensation expense	-	358,030		-	358,030
Other comprehensive income			3,308		3,308
Net income, six months ended June 30, 2008	-	-	967,813	967,813	967,813
Comprehensive income			971,121

BALANCES, June 30, 2008	2,116,947	$3,045,027	$(30,848)	$6,786,231	$9,800,410

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,394,707	$967,813
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,279,179	1,249,687
Stock compensation expense	352,647	358,030
Provision for doubtful accounts	295,717	373,156
Provision for deferred income taxes	11,299	38,555
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(715,438)	(667,407)
Prepaid expenses and other assets	(25,309)	(153,938)
Deferred charges and other assets	8,333	10,254
Accounts payable	73,867	(121,061)
Accrued expenses	(184,620)	(227,669)
Accrued payroll and related expenses	439,558	629,282
Income taxes payable	200,380	449,919
Other long-term obligations	(35,418)	(10,520)
Net cash provided by operating activities	3,094,902	2,896,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(373,960)	(535,866)
Development of new dental centers	-	(357,045)
Net cash used in investing activities	(373,960)	(892,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	10,431,678	9,306,369
Repayments – line of credit	(11,963,223)	(10,113,435)
Repayments – Term Loan	(230,000)	(460,000)
Repayment of long-term debt	(33,561)	-
Proceeds from exercise of Common Stock options	203,050	281,288
Purchase and retirement of Common Stock	(708,189)	(648,597)
Tax benefit of Common Stock options exercised	87,844	25,791
Common Stock cash dividends	(595,522)	(675,962)
Net cash used in financing activities	(2,807,923)	(2,284,546)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(86,981)	(281,356)
CASH AND CASH EQUIVALENTS, beginning of period	888,186	964,150
CASH AND CASH EQUIVALENTS, end of period	$801,205	$682,794

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	2007	2008

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$247,494	$171,078
Cash paid during the year for income taxes	$662,300	$220,000

NON-CASH ITEM:

Gain recognized on interst rate swap (net of taxes)	$-	$3,308

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Effective April, 1, 2008, the Company has reclassified dentist and hygiene contract labor expenses from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification for the quarter ended June 30, 2007 was approximately $113,000, for the six months ended June 30, 2007 was approximately $261,000, for the quarter ended June 30, 2008 was approximately $185,000 and for the six months ended June 30, 2008 was approximately $370,000.

(2)    SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $195,015 and $194,932 for the quarters ended June 30, 2008 and 2007, respectively. Amortization was $389,975 and $389,808 for the six months ended June 30, 2008 and 2007, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the quarter and six months ended June 30, 2008 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended June 30, 2008 and 2007 was approximately $185,000 and $101,000, respectively. Total stock-based compensation expense included in the Company’s statement of income for the six months ended June 30, 2008 and 2007 was approximately $358,000 and $191,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2008 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

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

At the adoption date of January 1, 2007 and at June 30, 2008, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. The Company is currently evaluating the requirements of SFAS 160 and the potential impact on our financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and the potential impact on our financial statements.

(3)    EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Quarters Ended June 30,
	2007			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$611,941	2,123,900	$0.29	$450,257	2,107,415	$0.21

Effect of dilutive shares of Common Stock from stock options and warrants	-	186,203	(0.03)	-	71,401	-

Diluted EPS:
Net income available to shares of Common Stock	$611,941	2,310,103	$0.26	$450,257	2,178,816	$0.21

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2008 and 2007 relates to the effect of 71,401 and 186,203 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarter ended June 30, 2008, options to purchase 276,693 shares of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

	Six Months Ended June 30,
	2007			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$1,394,707	2,125,131	$0.66	$967,813	2,109,250	$0.46

Effect of dilutive shares of Common Stock from stock options and warrants	-	182,698	(0.06)		79,333	(0.02)

Diluted EPS:
Net income available to shares of Common Stock	$1,394,707	2,307,829	$0.60	$967,813	2,188,583	$0.44

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2008 and 2007 relates to the effect of 79,333 and 182,698 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the six months ended June 30, 2008, options to purchase 260,023 shares of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

(4)    STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of June 30, 2008, there were 70,632 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2008, there were 71,638 vested options, 211,644 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of June 30, 2008, there were 142,000 vested options outstanding and 11,500 unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Valuation Assumptions	2007 (6)	2008 (6)	2007		2008

Expected life	-	-	4.5	(1)	4.1	(2)
Risk-free interest rate (3)	-	-	4.75%		2.30%
Expected volatility (4)	-	-	58%		58%
Expected dividend yield	-	-	3.07%		3.28%
Expected Forteiture (5)	-	-	5.32%		2.00%
_____________________________

(1)	The expected life, in years, of stock options is estimated using the simplified-method calculation.
(2)	The expected life, in years, of stock options is estimated based on historical experience.
(3)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(4)	The expected volatility is estimated based on historical and current stock price data for the Company.
(5)
 Forfeitures of options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as they occur. Forfeitures of options granted since the Company’s adoption of SFAS 123(R) are estimated based on historical experience.

6)	The Company did not issue any options during the quarters ended June 30, 2007 or June 30, 2008.

A summary of option activity as of June 30, 2008, and changes during the six months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	377,133	$ 14.36	$ 5.50 - $21.85	3.7	2,677
Granted	98,000	$ 20.69	$19.40 - $21.00
Exercised	(25,685)	$ 10.95	$ 7.88 - $19.54
Forfeited	(12,666)	$ 16.36	$12.50 - $19.54

Outstanding at June 30, 2008	436,782	$ 15.92	$ 5.50 - $21.85	3.9	$1,161

Exercisable at June 30, 2008	213,638	$ 12.62	$ 5.50 - $21.85	2.4	$1,086

The weighted average grant date fair values of options granted were $7.76 per option and $9.16 per option during the six months ended June 30, 2008 and 2007, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2008 and 2007 were $281,288 and $203,049, respectively. The associated income tax benefit from stock options exercised during the six months ended June 30, 2008 and 2007 was $25,791 and $87,844, respectively. As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2008 and 2007 were $196,856 and $281,211, respectively. As of June 30, 2008, there was $1.5 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

(5)    RESTRICTED STOCK GRANT

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”) under the 2005 Plan. In connection with the grant of restricted stock, the Company agreed to reimburse the Employee an amount equal to the tax liability associated with the grant. Such reimbursement totaled approximately $586,000 which was recognized as an expense during the third quarter of 2005. As of December 31, 2007, all compensation expense related to the restricted stock grant had been recognized. The final 20,000 shares of restricted stock vested on January 1, 2008.  Beginning June 30, 2007, the Company reclassified deferred equity compensation to Common Stock.

A summary of the vesting status of the shares of restricted stock as of June 30, 2008, and the changes during the six months then ended, is presented below:

	Six Months Ended
	June 30, 2008
	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	20,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-
Non-vested at June 30, 2008	-	$13.51

(6)    DIVIDENDS

Since March 9, 2004, the Company has declared the following quarterly cash dividends.

Divdend Declaration Date	Quarterly Dividend Declared per Share

March 9, 2004	0.0375
February 10, 2005	0.10
January 10, 2006	0.13
January 19, 2007	0.15
January 17, 2008	0.17

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

(7)    LINE OF CREDIT

On April 22, 2008, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2008, the Company had $1.4 million outstanding and $5.6 million available for borrowing under the Credit Facility. This consisted of $1.4 million outstanding under the LIBOR rate option and $47,000 outstanding under the Base Rate option. The Credit Facility requires the Company to comply with certain covenants and financial ratios. At June 30, 2008, the Company was in full compliance with all of its covenants under the Credit Facility.

 (8)    CAPITAL EXPENDITURES

The Company’s retained earnings as of June 30, 2008 were approximately $6.8 million, and the Company had a working capital deficit on that date of approximately $1.4 million. During the six months ended June 30, 2008, the Company had capital expenditures of approximately $893,000, paid dividends of approximately $676,000 and purchased approximately $649,000 of Common Stock while decreasing total bank debt by approximately $1.3 million.

(9)    DUTCH AUCTION TENDER OFFER AND TERM LOAN

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer (the “Tender Offer”). The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the Tender Offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares of Common Stock of the Company outstanding as of September 30, 2006. The Tender Offer was funded from a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of June 30, 2008, the rate was 4.30%. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2008, $1.5 million was outstanding at the fixed rate of 7.05% and $1.5 million was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

(10)   SUBSEQUENT EVENTS

On July 16, 2008, the Company purchased 89,201 shares of its Common Stock for total consideration of approximately $1.4 million.  On July 30, 2008, the Board of Directors of the Company approved an additional $1 million of stock repurchases.  On August 14, 2008, the Company purchased 82,473 shares of its Common Stock in a privately-negotiated transaction for total consideration of approximately $1.2 million, which leaves approximately $330,000 of the authorized amount available for stock repurchases.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2007 and 2008. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 61 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 31 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as compensation to employed and contract labor dentists and hygienists. The Company’s net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits for personnel other than dentists and hygienists, dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, advertising, development and professional services to the Offices.

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

Results of Operations

For the quarter ended June 30, 2008, Revenue decreased $185,000, or 1.2% to $14.9 million compared to $15.1 million for the quarter ended June 30, 2007.  For the quarter ended June 30, 2008, net revenue decreased $221,000, or 2.2% to $10.0 million compared to $10.3 million for the quarter ended June 30, 2007.  This decrease is attributable to a decrease in net revenue from general dentistry of $319,000 offset  by an increase in net revenue from specialty dentistry of $98,000.  The Company attributes the decreases in Revenue and net revenue to general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

For the quarter ended June 30, 2008, net income decreased 26.4 % to $450,000, or $.21 per share compared to $612,000, or $.26 per share for the quarter ended June 30, 2007.

For the six months ended June 30, 2008, Revenue decreased $665,000, or 2.2% to $30.2 million compared to $30.8 million for the six months ended June 30, 2007.  For the six months ended June 30, 2008, net revenue decreased $707,000, or 3.4%, to $20.2 million compared to $21.0 million for the six months ended June 30, 2007.  This decrease is attributable to a decrease in net revenue from general dentistry of $989,000 offset  by an increase in net revenue from specialty dentistry of $282,000.  The Company attributes the decreases in Revenue and net revenue to general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

For the six months ended June 30, 2008, net income decreased 30.6% to $968,000, or $.44 per share compared to $1.4 million or $.60 per share for the six months ended June 30, 2007.

The Company continues to generate strong cash flow from operations.  During the first six months of 2008, the Company purchased $649,000 of its outstanding Common Stock, invested $893,000 in capital expenditures, paid $676,000 in dividends, and repaid $460,000 of the Term Loan while decreasing borrowings under its Credit Facility by $807,000.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $738,000, or 17.6% to $3.4 million for the six months ended June 30, 2008 compared to $4.2 million for the corresponding six month period in 2007. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table.

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$611,941	$450,257	$1,394,707	$967,813
Add back:
Depreciation and amortization - Offices	610,526	602,018	1,221,079	1,203,033
Depreciation and amortization - Corporate	27,275	23,186	58,103	46,654
Stock-based compensation expense	181,553	184,618	352,647	358,030
Interest expense, net	89,166	58,369	195,319	135,997
Income tax expense	439,976	326,057	961,822	734,265

Adjusted EBITDA	$1,960,437	$1,644,505	$4,183,677	$3,445,792

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Total dental group practice revenue	$15,101,800	$14,916,479	$30,835,494	$30,170,730
Less - amounts retained by dental Offices	(4,836,230)	(4,872,318)	(9,879,587)	(9,921,621)

Net revenue	$10,265,570	$10,044,161	$20,955,907	$20,249,109

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

NET REVENUE:	100.0%	100.0%	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	35.3%	37.3%	34.9%	37.9%
Dental supplies	5.8%	6.2%	5.5%	6.0%
Laboratory fees	6.7%	7.4%	6.5%	6.9%
Occupancy	11.1%	12.0%	10.9%	11.8%
Advertising and marketing	2.6%	1.2%	2.0%	1.1%
Depreciation and amortization	5.9%	6.0%	5.8%	5.9%
General and administrative	10.9%	12.6%	11.0%	12.0%
	78.4%	82.6%	76.6%	81.7%

Contribution from dental offices	21.6%	17.4%	23.4%	18.3%

CORPORATE EXPENSES:
General and administrative	10.3%	8.9%	11.0%	9.0%
Depreciation and amortization	0.3%	0.2%	0.3%	0.2%

Operating income	11.1%	8.3%	12.2%	9.1%

Interest expense	0.9%	0.6%	0.9%	0.7%

Income before income taxes	10.2%	7.7%	11.2%	8.4%
Income tax expense	4.3%	3.2%	4.6%	3.6%

Net income	6.0%	4.5%	6.7%	4.8%

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007:

Net revenue. For the quarter ended June 30, 2008, net revenue decreased $221,000, or 2.2%, to $10.0 million compared to $10.3 million for the quarter ended June 30, 2007. This decrease is attributable to a decrease in net revenue from general dentistry of $319,000 offset  by an increase in net revenue from specialty dentistry of $98,000.  The Company attributes the decrease to general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

Clinical salaries and benefits. For the quarter ended June 30, 2008, clinical salaries and benefits increased $121,000, or 3.3%, to $3.7 million compared to $3.6 million for the quarter ended June 30, 2007. This increase was primarily related to increased health insurance premiums and increased wages for support staff.  The increased wages are partially due to annual wage increases that became effective February 1, 2008.  As a percentage of net revenue, clinical salaries and benefits increased to 37.3% for the quarter ended June 30, 2008 compared to 35.3% for the quarter ended June 30, 2007.

Dental supplies. For the quarter ended June 30, 2008, dental supplies increased to $624,000 compared to $594,000 for the quarter ended June 30, 2007, an increase of $30,000 or 5.1%. This increase was related to the addition of one de novo Office that opened in May 2008 along with new dentists requesting new dental supplies.  As a percentage of net revenue, dental supplies increased to 6.2% for the quarter ended June 30, 2008 compared to 5.8% for the quarter ended June 30, 2007.

Laboratory fees. For the quarter ended June 30, 2008, laboratory fees increased to $739,000 compared to $689,000 for the quarter ended June 30, 2007, an increase of $50,000 or 7.2%. This increase in primarily related to an increase in implant procedures performed by the specialty dentists.  As a percentage of net revenue, laboratory fees increased to 7.4% for the quarter ended June 30, 2008 compared to 6.7% for the quarter ended June 30, 2007.

Occupancy. For the quarter ended June 30, 2008, occupancy expense increased to $1.2 million compared to $1.1 million for the quarter ended June 30, 2007, an increase of $62,000 or 5.4%.  This increase was related to one de novo Office that opened in May 2008, increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to June 30, 2007 and increased utility costs.  As a percentage of net revenue, occupancy expense increased to 12.0% for the quarter ended June 30, 2008 compared to 11.1% for the quarter ended June 30, 2007.

Advertising and marketing. For the quarter ended June 30, 2008, advertising and marketing expense decreased to $119,000 compared to $267,000 for the quarter ended June 30, 2007, a decrease of $148,000 or 55.4%.  This decrease is attributable to the Company’s television advertising campaign in the Denver, Colorado market in the quarter ending June 30, 2007 that was not conducted in the quarter ending June 30, 2008.  As a percentage of net revenue, advertising and marketing expense decreased to 1.2% for the quarter ended June 30, 2008 compared to 2.6% for the quarter ended June 30, 2007.

Depreciation and amortization-Offices. For the quarter ended June 30, 2008, depreciation and amortization expenses attributable to the Offices decreased to $602,000 compared to $611,000 for the quarter ended June 30, 2007, a decrease of $9,000 or 1.4%. As a percentage of net revenue, depreciation and amortization expense attributable to the Offices increased to  6.0% for the quarter ended June 30, 2008 compared to 5.9% for the quarter ended June 30, 2007.

General and administrative-Offices. For the quarter ended June 30, 2008, general and administrative expenses attributable to the Offices increased to $1.3 million compared to $1.1 million for the quarter ended June 30, 2007, an increase of $148,000 or 13.2%. This increase is primarily related to increased bad debt expense and professional fees along with the cost of opening one de novo Office in May 2008.  As a percentage of net revenue, general and administrative expenses attributable to the Offices increased to 12.6% for the quarter ended June 30, 2008 compared to 10.9% for the quarter ended June 30, 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased to $1.7 million for the quarter ended June 30, 2008 compared to $2.2 million for the quarter ended June 30, 2007, a decrease of $475,000 or 21.4%. As a percentage of net revenue, contribution from dental Offices decreased to 17.4% for the quarter ended June 30, 2008 compared to 21.6% for the quarter ended June 30, 2007.

Corporate expenses - general and administrative. For the quarter ended June 30, 2008, corporate expenses - general and administrative decreased to $889,000 compared to $1.1 million for the quarter ended June 30, 2007, a decrease of $165,000 or 15.6%.  This decrease is primarily related to a decrease of $167,000 in executive bonuses.  As a percentage of net revenue, corporate expenses - general and administrative decreased to 8.9% for the quarter ended June 30, 2008 compared to 10.3% for the quarter ended June 30, 2007.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2008, corporate expenses - depreciation and amortization decreased to $23,000 compared to $27,000 for the quarter ended June 30, 2007, a decrease of $4,000 or 15.0%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the quarter ended June 30, 2008 compared to .3% for the quarter ended June 30, 2007.

Operating income.   As a result of the matters discussed above, the Company’s operating income decreased to $835,000 million for the quarter ended June 30, 2008 compared to $1.1 million for the quarter ended June 30, 2007, a decrease of $306,000 or 26.9%.  As a percentage of net revenue, operating income decreased to 8.3% for the quarter ended June 30, 2008 compared to 11.1% for the quarter ended June 30, 2007.

Interest expense. For the quarter ended June 30, 2008, interest expense decreased to $58,000 compared to $89,000 for the quarter ended June 30, 2007, a decrease of $31,000 or 34.5%. This decrease in interest expense is attributable to a reduction in the $4.6 million term loan (“Term Loan”) that was used to finance the Company’s “dutch auction” tender offer (the “Tender Offer”) completed in October 2006, reduced borrowings on the amended bank line of credit (“Credit Facility”) and reduced interest rates.  As a percentage of net revenue, interest expense decreased to 0.6% for the quarter ended June 30, 2008 compared to 0.9% for the quarter ended June 30, 2007.

Net income.   As a result of the above, the Company reported net income of $450,000 for the quarter ended June 30, 2008 compared to net income of $612,000 for the quarter ended June 30, 2007, a decrease of $162,000 or 26.4%. Net income for the quarter ended June 30, 2008 was net of income tax expense of $326,000, while net income for the quarter ended June 30, 2007 was net of income tax expense of $440,000. As a percentage of net revenue, net income decreased to 4.5% for the quarter ended June 30, 2008 compared to 6.0% for the quarter ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007:

Net revenue. For the six months June 30, 2008, net revenue decreased $707,000, or 3.4%, to $20.2 million compared to $21.0 million for the six months ended June 30, 2007. This decrease is attributable to a decrease in net revenue from general dentistry of $989,000 offset  by an increase in net revenue from specialty dentistry of $282,000.  The Company attributes the decrease to general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

Clinical salaries and benefits. For the six months ended June 30, 2008, clinical salaries and benefits increased $354,000, or 4.8%, to $7.7 million compared to $7.3 million for the six months ended June 30, 2007. This increase was primarily due to increased costs related to employee benefits including accrued vacation, health insurance premiums and Company contribution to the 401(k) employee savings plan. Wages for support staff also increased, partially due to annual wage increases that became effective February 1, 2008.  As a percentage of net revenue, clinical salaries and benefits increased to 37.9% for the six months ended June 30, 2008 compared to 34.9% for the six months ended June 30, 2007.

Dental supplies. For the six months ended June 30, 2008 and 2007, dental supplies remained constant at $1.2 million.  As a percentage of net revenue, dental supplies increased to 6.0% for the six months ended June 30, 2008 compared to 5.5% for the six months ended June 30, 2007.

Laboratory fees. For the six months ended June 30, 2008 and 2007, laboratory fees remained constant at $1.4 million. As a percentage of net revenue, laboratory fees increased to 6.9% for the six months ended June 30, 2008 compared to 6.5% for the six months ended June 30, 2007.

Occupancy. For the six months ended June 30, 2008, occupancy expense increased $115,000 or 5.0% to $2.4 million compared to $2.3 million for the six months ended June 30, 2007.  This increase was related to the one de novo Office that opened in May 2008, increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to June 30, 2007 and increased utility costs.   As a percentage of net revenue, occupancy expense increased to 11.8% for the six months ended June 30, 2008 compared to 10.9% for the six months ended June 30, 2007.

Advertising and marketing. For the six months ended June 30, 2008, advertising and marketing expense decreased to $227,000 compared to $416,000 for the six months ended June 30, 2007, a decrease of $190,000 or 45.6%.  This decrease is attributable to the Company’s television advertising campaign in the Denver, Colorado market in the six months ending June 30, 2007 that was not conducted in the six months ending June 30, 2008.  As a percentage of net revenue, advertising and marketing expense decreased to 1.1% for the six months ended June 30, 2008 compared to 2.0% for the six months ended June 30, 2007.

Depreciation and amortization-Offices. For the six months ended June 30, 2008 and 2007, depreciation and amortization expenses attributable to the Offices remained constant at $1.2 million. As a percentage of net revenue, depreciation and amortization expenses attributable to the Offices increased to 5.9% for the six months ended June 30, 2008 compared to 5.8% for the six months ended June 30, 2007.

General and administrative-Offices. For the six months ended June 30, 2008, general and administrative expenses attributable to the Offices increased to $2.4 million compared to $2.3 million for the six months ended June 30, 2007, an increase of $141,000 or 6.2%. This increase is primarily related to increased bad debt expense, office supplies, equipment maintenance and professional fees along with the cost of opening one de novo Office in May 2008 partially offset by decreased malpractice insurance and recruiting costs.  As a percentage of net revenue, general and administrative expenses attributable to the Offices increased to 12.0% for the six months ended June 30, 2008 compared to 11.0% for the six months ended June 30, 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased $1.2 million or 24.3%, to $3.7 million for the six months ended June 30, 2008 compared to $4.9 million for the six months ended June 30, 2007. As a percentage of net revenue, contribution from dental Offices decreased to 18.3% for the six months ended June 30, 2008 compared to 23.4% for the six months ended June 30, 2007.

Corporate expenses - general and administrative. For the six months ended June 30, 2008, corporate expenses - general and administrative decreased to $1.8 million compared to $2.3 million for the six months ended June 30, 2007, a decrease of $470,000 or 20.4%. This decrease is primarily related to a decrease of $492,000 in executive bonuses. As a percentage of net revenue, corporate expenses - general and administrative decreased to 9.0% for the six months ended June 30, 2008 compared to 11.0% for the six months ended June 30, 2007.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2008, corporate expenses - depreciation and amortization decreased to $47,000 compared to $58,000 for the six months ended June 30, 2007, a decrease of $11,000 or 19.7%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the six months ended June 30, 2008 compared to .3% for the six months ended June 20, 2007.

Operating income.   As a result of the matters discussed above, the Company’s operating income decreased to $1.8 million for the six months ended June 30, 2008 compared to $2.6 million for the six months ended June 30, 2007, a decrease of $714,000 or 28.0%. As a percentage of net revenue, operating income decreased to 9.1% for the six months ended June 30, 2008 compared to 12.2% for the six months ended June 30, 2007.

Interest expense. For the six months ended June 30, 2008, interest expense decreased to $136,000 compared to $195,000 for the six months ended June 30, 2007, a decrease of $59,000 or 30.4%. This decrease in interest expense is attributable to a reduction in the Term Loan that was used to finance the Tender Offer completed in October 2006, reduced borrowings on the Credit Facility and reduced interest rates.  As a percentage of net revenue, interest expense decreased to 0.7% for the six months ended June 30, 2008 compared to 0.9% for the six months ended June 30, 2007.

Net income.   As a result of the above, the Company reported net income of $968,000 for the six months ended June 30, 2008 compared to net income of $1.4 million for the six months ended June 30, 2007, a decrease of $427,000 or 30.6%.  Net income for the six months ended June 30, 2008 was net of income tax expense of $734,000, while net income for the six months ended June 30, 2007 was net of income tax expense of $962,000. As a percentage of net revenue, net income decreased to 4.8% for the quarter ended June 30, 2008 compared to 6.7% for the quarter ended June 30, 2007.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of June 30, 2008, the Company had a working capital deficit of approximately $1.4 million and retained earnings of $6.8 million.

Net cash provided by operating activities was approximately $2.9 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively.  During the 2008 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $281,000 and an increase in income taxes payable of approximately $450,000, offset by an increase in accounts receivable of $667,000 and an increase in prepaid expenses and other assets of approximately $154,000.  During the 2007 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $329,000, an increase in income taxes payable of approximately $200,000, offset by an increase in accounts receivable of approximately $715,000 (primarily due to higher Revenue), an increase in prepaid expenses and other assets of approximately $25,000,  and a decrease in other long-term obligations of approximately $35,000.

Net cash used in investing activities was approximately $893,000 and $374,000 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, the Company invested approximately $536,000 in the purchase of additional equipment, which includes $163,000 to upgrade the Company’s payroll time collection system, $157,000 to remodel an Office and $357,000 in the development of a de novo Office. For the six months ended June 30, 2007, the Company invested approximately $374,000 in the purchase of additional equipment.

Net cash used in financing activities was approximately $2.3 million for the six months ended June 30, 2008 and $2.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, net cash used in financing activities was comprised of approximately $649,000 used in the purchase and retirement of Common Stock, approximately $676,000 for the payment of dividends, approximately $807,000 used to pay down the Credit Facility and $460,000 for the repayment of the Term Loan, partially offset by approximately $281,000 in proceeds from the exercise of Common Stock options and $26,000 in tax benefit of Common Stock options exercised.  During the six months ended June 30, 2007, net cash used in financing activities was comprised of approximately $1.5 million used to pay down the Credit Facility, approximately $708,000 used in the purchase and retirement of Common Stock, approximately $264,000 for the repayment of the Term Loan and other long term debt and approximately $596,000 for the payment of dividends, partially offset by approximately $203,000 in proceeds from the exercise of Common Stock options and $88,000 in tax benefit of Common Stock options exercised.

On April 22, 2008, the Company amended the Credit Facility.  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2008, the Company had $1.4 million outstanding and $5.6 million available for borrowing under the Credit Facility. This consisted of $1.4 million outstanding under the LIBOR rate option and $47,000 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At June 30, 2008, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance the Tender Offer. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%. The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap and the Company designates such swap as a cash flow hedge under SFAS No. 133. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2007. The Term Loan expires September 30, 2011. The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

As of June 30, 2008, the Company had the following debt and lease obligations:
		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$4,437,445	$920,000	$3,287,445	$230,000	$-
Operating lease obligations	9,636,968	3,106,032	4,622,047	1,851,069	57,820
Total	$14,074,413	$4,026,032	$7,909,492	$2,081,069	$57,820

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended June 30, 2008, the Company, in two separate transactions, purchased 6,858 shares of its Common Stock for total consideration of approximately $127,000 at prices ranging from $18.00 to $18.68.  On January 23, 2008, the Company announced that the Board of Directors had approved an increase in the authorized amount up to $1 million of stock repurchases.  On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  On July 16, 2008, the Company purchased 89,201 shares of its Common Stock for total consideration of approximately $1.4 million.  On July 30, 2008, the Board of Directors of the Company approved an additional $1 million of stock repurchases.  On August 14, 2008, the Company purchased 82,473 shares of its Common Stock in a privately-negotiated transaction for total consideration of approximately $1.2 million, which leaves approximately $330,000 of the authorized amount available for stock repurchases.  There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on the Term Loan and designated it as a cash flow hedge under SFAS No. 133.  In June 2008, the Company recognized, on its balance sheet, approximately $22,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by SFAS 157, the Company calculated the value of the cash flow hedge using Level II inputs.

Interest Rate Risk.   The interest payable on the Credit Facility and a portion of the Term Loan is variable based on floating interest rates (either LIBOR or Base Rate) and, therefore, is affected by changes in market interest rates. At June 30, 2008, the variable portion outstanding under the Term Loan was $1.5 million (at a LIBOR rate of 4.30%) and $1.4 million was outstanding under the Credit Facility with either LIBOR (3.71%) or Base Rate (5.0%).  The Company may repay the Credit Facility and Term Loan balances in full at any time without penalty.  The Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company.  The Company estimates that a 1.0% increase in the interest rate on the Credit Facility and Term Loan would have resulted in additional interest expense of approximately $17,000 for the six months ended June 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2008.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred in the quarter ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock purchased by the Company during the period April 1, 2008 through June 30, 2008.

Issuer Purchases of Equity Securities
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	3,174	$ 18.83	3,174	$ 567,044
May 1, 2008 through May 31, 2008	3,684	18.15	3,684	$ 1,933,126
June 1, 2008 through June 30, 2008	-	-	-	$ 1,933,126
Total	6,858	$ 18.47	6,858

All purchases were made on the open market pursuant to plans that were approved by the Board of Directors. On January 23, 2008, the Board of Directors authorized the Company to make available open market purchases of its Common Stock up to $1 million. On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases. On July 16, 2008, the Company purchased 89,201 shares of its Common Stock for total consideration of approximately $1.4 million.  On July 30, 2008, the Board of Directors of the Company approved an additional $1 million of stock repurchases.  On August 14, 2008, the Company purchased 82,473 shares of its Common Stock in a privately-negotiated transaction for total consideration of approximately $1.2 million, which leaves approximately $330,000 of the authorized amount available for stock repurchases.  There is no expiration date on these plans. Purchases under these plans may be made from time to time, as the Company’s management deems appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on June 10, 2008.
(b)	The following director was elected at the meeting to serve a three-year term as a Class II director.

	For	Withheld Authority	Abstain

Brooks G. O'Neil	2,009,006	1,642	-

Continuing Directors

After the meeting, the following directors continued to serve their three-year terms as  Class III directors, which terms will expire at the Company’s annual meeting in 2009:

Frederick W.J. Birner
Mark A. Birner

After the meeting, the following directors continued to serve their three-year terms as Class I directors, which terms will expire at the Company’s annual meeting in 2010:

Thomas D. Wolf
Paul E. Valuck

(c)	No other matters were voted upon at the 2008 annual meeting.

ITEM 6.   EXHIBITS

Exhibit
Number	Description of Document

3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 and 3.2 to the Company’s Registration Statement of Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC

Date: August 14, 2008	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)