Form 10-Q
period 2008-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2008-11-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of November 10, 2008
Common Stock, without par value	1,890,608

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2007	2008
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$964,150	$718,444
Accounts receivable, net of allowance for doubtful
accounts of $291,827 and $293,264, respectively	3,008,550	3,271,118
Deferred tax asset	178,591	229,854
Income taxes receivable	26,817	-
Prepaid expenses and other assets	620,365	541,376

Total current assets	4,798,473	4,760,792

PROPERTY AND EQUIPMENT, net	4,533,531	4,249,909

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,393,590	10,816,933
Deferred charges and other assets	171,687	161,433

Total assets	$20,897,281	$19,989,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,945,420	$1,681,520
Accrued expenses	1,334,785	1,244,082
Accrued payroll and related expenses	1,456,477	2,114,174
Income taxes payable	-	402,942
Current maturities of long-term debt	920,000	920,000

Total current liabilities	5,656,682	6,362,718

LONG-TERM LIABILITIES:
Deferred tax liability, net	633,667	758,275
Long-term debt, net of current maturities	4,784,511	5,654,158
Other long-term obligations	291,266	287,554

Total liabilities	11,366,126	13,062,705

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;
2,123,440 and 1,899,867 shares issued and outstanding, respectively	3,028,515	-
Retained earnings	6,536,796	6,952,045
Accumulated other comprehensive loss	(34,156)	(25,683)

Total shareholders' equity	9,531,155	6,926,362

Total liabilities and shareholders' equity	$20,897,281	$19,989,067

** Derived from the Company’s audited consolidated balance sheet at December 31, 2007.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2007		2008		2007		2008

NET REVENUE:	$8,640,137		$8,763,895		$27,118,172		$26,504,119

DIRECT EXPENSES:
Clinical salaries and benefits	2,271,625		2,351,310		7,107,765		7,510,984
Dental supplies	608,885		627,377		1,763,791		1,845,599
Laboratory fees	628,877		693,809		1,998,289		2,085,682
Occupancy	1,174,333		1,213,074		3,448,489		3,601,979
Advertising and marketing	143,023		105,227		559,100		331,775
Depreciation and amortization	609,470		623,199		1,830,548		1,826,232
General and administrative	1,126,024		1,192,403		3,421,685		3,629,391
	6,562,237		6,806,399		20,129,667		20,831,642

Contribution from dental offices	2,077,900		1,957,496		6,988,505		5,672,477

CORPORATE EXPENSES:
General and administrative	894,079	(1)	975,006	(1)	3,194,729	(2)	2,805,315	(2)
Depreciation and amortization	26,785		25,519		84,887		72,173

Operating income	1,157,036		956,971		3,708,889		2,794,989

Interest expense	90,832		63,819		286,151		199,817

Income before income taxes	1,066,204		893,152		3,422,738		2,595,172
Income tax expense	431,164		393,005		1,392,985		1,127,270

Net income	$635,040		$500,147		$2,029,753		$1,467,902

Net income per share of Common Stock - Basic	$0.31		$0.25		$0.96		$0.71

Net income per share of Common Stock - Diluted	$0.28		$0.24		$0.89		$0.69

Cash dividends per share of Common Stock	$0.15		$0.17		$0.45		$0.51

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,074,314		1,992,821		2,108,006		2,070,157

Diluted	2,243,889		2,045,245		2,287,075		2,141,674

(1)
Corporate expense - general and administrative includes $81,030 of equity compensation for a stock award and $102,100 related to stock-based compensation expense in the quarter ended September 30, 2007, and $186,306 related to stock-based compensation expense in the quarter ended September 30, 2008.

(2)
Corporate expense - general and administrative includes $243,090 of equity compensation for a stock award and $292,686 related to stock-based compensation expense in the nine months ended September 30, 2007, and $544,337 related to stock-based compensation expense in the nine months ended September 30, 2008.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock
	Shares	Amount	Comprehensive Income	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2007	2,123,440	$3,028,515	$(34,156)	$6,536,796	$9,531,155
Common Stock options exercised	26,685	293,788		-	293,788
Purchase and retirement of Common Stock	(250,258)	(3,869,219)		(11,298)	(3,880,517)
Tax benefit of Common Stock options exercised	-	2,579		-	2,579
Dividends declared on Common Stock	-	-		(1,041,355)	(1,041,355)
Stock-based compensation expense	-	544,337		-	544,337
Other comprehensive income			8,473		8,473
Net income, nine months ended September 30, 2008	-	-	1,467,902	1,467,902	1,467,902
Comprehensive income			1,476,375

BALANCES, September 30, 2008	1,899,867	$-	$(25,683)	$6,952,045	$6,926,362

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,029,753	$1,467,902
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,915,435	1,898,405
Stock compensation expense	535,776	544,337
Loss on disposition of property	-	885
Provision for doubtful accounts	501,556	559,375
Provision for deferred income taxes	(45,819)	73,345
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(860,174)	(821,943)
Prepaid expenses and other assets	91,542	78,989
Deferred charges and other assets	8,383	10,254
Accounts payable	46,849	(263,901)
Accrued expenses	(141,674)	(87,741)
Accrued payroll and related expenses	355,944	657,697
Income taxes payable	472,710	429,759
Other long-term obligations	(7,811)	(3,712)
Net cash provided by operating activities	4,902,470	4,543,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(528,276)	(671,033)
Development of new dental centers	-	(367,977)
Net cash used in investing activities	(528,276)	(1,039,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	16,161,137	18,476,809
Repayments – line of credit	(16,825,726)	(16,917,162)
Repayments – Term Loan	(460,000)	(690,000)
Repayment of long-term debt	(33,561)	-
Proceeds from exercise of Common Stock options	256,753	293,788
Purchase and retirement of Common Stock	(2,808,158)	(3,880,517)
Tax benefit of Common Stock options exercised	99,620	2,579
Common Stock cash dividends	(912,269)	(1,035,844)
Net cash used in financing activities	(4,522,204)	(3,750,347)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(148,010)	(245,706)
CASH AND CASH EQUIVALENTS, beginning of period	888,186	964,150
CASH AND CASH EQUIVALENTS, end of period	$740,176	$718,444

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2008

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$350,677	$245,548
Cash paid during the year for income taxes	$866,475	$620,000

NON-CASH ITEM:

Gain recognized on interst rate swap (net of taxes)	$-	$8,473

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Effective April, 1, 2008, the Company has reclassified dentist and hygiene contract labor expenses from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $127,000 and $200,000 for the quarters ended September 30, 2008 and 2007, respectively.  The reclassification was approximately $497,000 and $461,000 for the nine months ended September 30, 2008 and 2007, respectively.

Effective July 1, 2008, the Company has reclassified dental assistant wages from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $1.3 million and $1.2 million for the quarters ended September 30, 2008 and 2007, respectively.  The reclassification was approximately $3.8 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Due to the Company buying back common stock at prices higher than the issue price, the Company’s common stock balance is a negative $11,297 as of September 30, 2008.  The Company has reclassified this negative balance to retained earnings on the balance sheet.

(2)        SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $195,015 and $194,932 for the quarters ended September 30, 2008 and 2007, respectively. Amortization was $584,990 and $584,740 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the quarter and nine months ended September 30, 2008 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended September 30, 2008 and 2007 was approximately $186,000 and $102,000, respectively. Total stock-based compensation expense included in the Company’s statement of income for the nine months ended June 30, 2008 and 2007 was approximately $544,000 and $293,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2008 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

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

At the adoption date of January 1, 2007 and at September 30, 2008, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). In SFAS 160, the FASB established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS 160 is prohibited. The Company is currently evaluating the requirements of SFAS 160 and the potential impact on its financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and the potential impact on its financial statements.  SFAS 141(R) will only impact the Company if it is party to a business combination after SFAS 141(R)  is effective.

FAS157-3

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as a result we are not impacted by the issuance of FSP No. FAS 157-3.

EITF 03-6-1

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method.  FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented.  We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on our financial position, cash flows and results of operations.

SFAS 162

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect the application of SFAS 162 will have a material impact on our financial position, cash flows or results of operations.

FAS 142-3

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP.  FSP FAS 142-3 is effective for us beginning January 1, 2009.  Early adoption is prohibited.  We do not expect the application of FSP FAS 142-3 will have a material impact on our financial position, cash flows or results of operations.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for us beginning January 1, 2009.  Early adoption is encouraged by the FASB.  We do not expect the application of SFAS 161 will have a material impact on our financial position, cash flows or results of operations.

 (3)       EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Quarters Ended September 30,
	2007			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$635,040	2,074,314	$0.31	$500,147	1,992,821	$0.25

Effect of dilutive shares of Common Stock from stock options and warrants	-	169,575	(0.03)	-	52,424	(0.01)

Diluted EPS:
Net income available to shares of Common Stock	$635,040	2,243,889	$0.28	$500,147	2,045,245	$0.24

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2008 and 2007 relates to the effect of 52,423 and 169,575 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended September 30, 2008 and 2007, options to purchase 272,929 and 17,000 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2007			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$2,029,753	2,108,006	$0.96	$1,467,902	2,070,157	$0.71

Effect of dilutive shares of Common Stock from stock options and warrants	-	179,069	(0.07)		71,517	(0.02)

Diluted EPS:
Net income available to shares of Common Stock	$2,029,753	2,287,075	$0.89	$1,467,902	2,141,674	$0.69

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2008 and 2007 relates to the effect of 71,517 and 179,069 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the nine months ended September 30, 2008, options to purchase 252,400 shares of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

 (4)         STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of September 30, 2008, there were 75,898 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2008, there were 78,654 vested options, 199,362 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of September 30, 2008, there were 141,000 vested options outstanding and 10,500 unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2007 (6)	2008	2007	2008

Expected life	-	3.1 (2)	4.5 (1)	4.0 (2)
Risk-free interest rate (3)	-	2.30%	4.75%	2.28%
Expected volatility (4)	-	63%	58%	58%
Expected dividend yield	-	5.00%	3.07%	3.39%
Expected Forteiture (5)	-	9.39%	5.32%	2.70%
_____________________________

(1)	The expected life, in years, of stock options is estimated using the simplified-method calculation.
(2)	The expected life, in years, of stock options is estimated based on historical experience.
(3)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(4)	The expected volatility is estimated based on historical and current stock price data for the Company.
(5)
 Forfeitures of options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as they occur. Forfeitures of options granted since the Company’s adoption of SFAS 123(R) are estimated based on historical experience.

(6)	The Company did not issue any options during the quarter ended September 30, 2007.

A summary of option activity as of September 30, 2008, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	377,133	$14.36	$5.50 - $21.85	3.7	2,677
Granted	104,000	$20.29	$13.60 - $21.00
Exercised	(26,685)	$11.01	$7.88 - $19.54
Forfeited	(24,932)	$17.15	$12.50 - $20.20

Outstanding at September 30, 2008	429,516	$15.84	$5.50 - $21.85	3.7	$648

Exercisable at September 30, 2008	219,654	$12.72	$5.50 - $21.85	2.2	$632

The weighted average grant date fair values of options granted were $7.57 per option and $9.16 per option during the nine months ended September 30, 2008 and 2007, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2008 and 2007 were $293,788 and $256,753, respectively. The associated income tax benefit from stock options exercised during the nine months ended September 30, 2008 and 2007 was $2,580 and $99,620, respectively. As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2008 and 2007 were $200,346 and $312,204, respectively. As of September 30, 2008, there was $1.3 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

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

A summary of the vesting status of the shares of restricted stock as of September 30, 2008, and the changes during the nine months then ended, is presented below:

	Nine Months Ended
	September 30, 2008
	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	20,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-
Non-vested at September 30, 2008	-	$-

 (6)       DIVIDENDS

Since 2004, the Company has paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 9, 2004; July 9, 2004; October 8, 2004; January 14, 2005	0.0375
April 8, 2005; July 8, 2005; October 14, 2005; January 13, 2006	0.10
April 14, 2006; July 14, 2006; October 13, 2006; January 12, 2007	0.13
April 13, 2007; July 13, 2007; October 12, 2007; January 11, 2008	0.15
April 11, 2008; July 11, 2008; October 10, 2008	0.17

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

 (7)        LINE OF CREDIT

On April 22, 2008, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2008, the Company had $3.8 million outstanding and $3.2 million available for borrowing under the Credit Facility. This consisted of $3.0 million outstanding under the LIBOR rate option and $814,000 outstanding under the Base Rate option. As of September 30, 2008, the LIBOR rate was 3.74% and the Base Rate was 5%.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2008, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)         TERM LOAN

To fund its “dutch auction” tender offer, the Company entered into a $4.6 million term loan (“Term Loan”) in October 2006. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of September 30, 2008, the rate was 4.29%. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of September 30, 2008, $1.4 million was outstanding at the fixed rate of 7.05% and $1.4 million was outstanding at LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

 (9)         OTHER

The Company’s retained earnings as of September 30, 2008 were approximately $7.0 million, and the Company had a working capital deficit on that date of approximately $1.6 million. During the nine months ended September 30, 2008, the Company had capital expenditures of approximately $1.0 million, paid dividends of approximately $1.0 million and purchased approximately $3.9 million of Common Stock and increased total bank debt by approximately $870,000.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2007 and 2008. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 61 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 34 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Components of Revenue and Expenses

Total dental group practice revenue (“Revenue”) represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices.  Revenue is a non-GAAP measure.  See the reconciliation of Revenue to Net Revenue on page 18.  The Company’s Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as compensation to employed and contract labor dentists, dental hygienists and dental assistants. The Company’s net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits for personnel (other than dentists, dental hygienists, and dental assistants), supplies, laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including insurance, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, advertising, development and professional services to the Offices.

Under each of the Management Agreements, the Company manages the business and marketing aspects of the Offices, including (i) providing capital, (ii) designing and implementing marketing and advertising programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting certain fees for dental services provided by the Offices, (viii) arranging for certain legal and accounting services, and (ix) negotiating with third party payors. Under the Management Agreements, the P.C. is responsible for, among other things (i) supervision of all dentists, dental hygienists and dental assistants, (ii) complying with all laws, rules and regulations relating to dentists, dental hygienists and dental assistants, and (iii) maintaining proper patient records.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the “Adjusted Gross Center Revenue” of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee.  The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office (other than dentists’, hygienists’ and dental assistants’ salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company, including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue.  As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, except for the compensation of the dentists, dental hygienists  and dental assistants who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

Under the Management Agreements, the Company negotiates and administers the capitated managed dental care contracts on behalf of the P.C.s.  Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them.  This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services.  Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Offices (other than compensation of dentists, dental hygienists and dental assistants), the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. Under a preferred provider plan, the dental group practice is paid for dental services provided based on a fee schedule that is a discount to the usual and customary fees paid under an indemnity insurance agreement.

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

Results of Operations

For the quarter ended September 30, 2008, Revenue increased $250,000, or 1.7% to $15.0 million compared to $14.7 million for the quarter ended September 30, 2007.  For the quarter ended September 30, 2008, net revenue increased $124,000, or 1.4% to $8.8 million compared to $8.6 million for the quarter ended September 30, 2007.  This increase is attributable to an increase in net revenue from specialty dentistry of $121,000 along with a de novo Office the Company opened in May 2008 producing $38,000 in net revenue offset by a decrease in net revenue from general dentistry of $35,000.  Despite a slight increase in net revenue for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, the Company believes it continues to experience a general weakness in the economy in its markets.

For the quarter ended September 30, 2008, net income decreased $135,000, or 21.3% to $500,000, or $.24 per share compared to $635,000, or $.28 per share for the quarter ended September 30, 2007.

For the nine months ended September 30, 2008, Revenue decreased $415,000, or .9% to $45.1 million compared to $45.6 million for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, net revenue decreased $614,000, or 2.3%, to $26.5 million compared to $27.1 million for the nine months ended September 30, 2007.  This decrease is attributable to a decrease in net revenue from general dentistry of $1.0 million offset by an increase in net revenue from specialty dentistry of $375,000 along with  a de novo Office the Company opened in May 2008 producing $37,000 in net revenue. The Company attributes the decreases in Revenue and net revenue to general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

For the nine months ended September 30, 2008, net income decreased $562,000, or 27.7% to $1.5 million, or $.69 per share compared to $2.0 million or $.89 per share for the nine months ended September 30, 2007.

The Company continues to generate strong cash flow from operations.  During the nine months ended September 30,  2008, the Company purchased $3.9 million of its outstanding Common Stock, invested $1.0 million in capital expenditures, paid $1.0 million in dividends, and repaid $690,000 of the Term Loan while increasing borrowings under its Credit Facility by $1.6 million.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $922,000, or 15% to $5.2 million for the nine months ended September 30, 2008 compared to $6.2 million for the corresponding nine month period in 2007. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table.

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$635,040	$500,147	$2,029,753	$1,467,902
Add back:
Depreciation and amortization - Offices	609,470	623,199	1,830,548	1,826,232
Depreciation and amortization - Corporate	26,785	25,519	84,887	72,173
Stock-based compensation expense	183,130	186,306	535,776	544,337
Interest expense, net	90,832	63,819	286,151	199,817
Income tax expense	431,164	393,005	1,392,985	1,127,270

Adjusted EBITDA	$1,976,421	$1,791,995	$6,160,100	$5,237,731

Revenue is total dental group practice revenue generated at the Company’s Offices from professional services provided to its patients. Amounts retained by dental Offices represents compensation expense to the dentists, hygienists and dental assistants and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a U.S. generally accepted accounting principles (“GAAP”) measure. The Company discloses Revenue and believes it is useful to investors because it is a critical component for management’s evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Total dental group practice revenue	$14,726,411	$14,976,112	$45,561,904	$45,146,842
Less - amounts retained by dental Offices	(6,086,274)	(6,212,217)	(18,443,732)	(18,642,723)

Net revenue	$8,640,137	$8,763,895	$27,118,172	$26,504,119

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

NET REVENUE:	100.0%	100.0%	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	26.3%	26.8%	26.2%	28.3%
Dental supplies	7.0%	7.2%	6.5%	7.0%
Laboratory fees	7.3%	7.9%	7.4%	7.9%
Occupancy	13.6%	13.8%	12.7%	13.6%
Advertising and marketing	1.7%	1.2%	2.1%	1.3%
Depreciation and amortization	7.1%	7.1%	6.8%	6.9%
General and administrative	13.0%	13.6%	12.6%	13.7%
	76.0%	77.7%	74.2%	78.6%

Contribution from dental offices	24.0%	22.3%	25.8%	21.4%

CORPORATE EXPENSES:
General and administrative	10.3%	11.1%	11.8%	10.6%
Depreciation and amortization	0.3%	0.3%	0.3%	0.3%

Operating income	13.4%	10.9%	13.7%	10.5%

Interest expense	1.1%	0.7%	1.1%	0.8%

Income before income taxes	12.3%	10.2%	12.6%	9.8%
Income tax expense	5.0%	4.5%	5.1%	4.3%

Net income	7.3%	5.7%	7.5%	5.5%

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007:

Net revenue. For the quarter ended September 30, 2008, net revenue increased $124,000, or 1.4%, to $8.8 million compared to $8.6 million for the quarter ended September 30, 2007. This increase is attributable to an increase in same store net revenue from specialty dentistry of $121,000 offset by a decrease in same store net revenue from general dentistry of $35,000.  A de novo Office that opened in May 2008 contributed $38,000 of additional net revenue.

Clinical salaries and benefits. For the quarter ended September 30, 2008, clinical salaries and benefits increased $80,000, or 3.5%, to $2.4 million compared to $2.3 million for the quarter ended September 30, 2007. This increase was primarily related to additional employees at the de novo Office opened in May 2008, health insurance premiums and annual wage increases that became effective February 1, 2008.  As a percentage of net revenue, clinical salaries and benefits increased to 26.8% for the quarter ended September 30, 2008 compared to 26.3 % for the quarter ended September 30, 2007.

Dental supplies. For the quarter ended September 30, 2008, dental supplies increased to $627,000 compared to $609,000 for the quarter ended September 30, 2007, an increase of $18,000 or 3.0%. This increase was primarily the result of the initial dental supply inventory purchased at the de novo Office that opened in May 2008.  As a percentage of net revenue, dental supplies increased to 7.2% for the quarter ended September 30, 2008 compared to 7.0% for the quarter ended September 30, 2007.

Laboratory fees. For the quarter ended September 30, 2008, laboratory fees increased to $694,000 compared to $629,000 for the quarter ended September 30, 2007, an increase of $65,000 or 10.3%. This increase is primarily related to overall increased material cost for crowns and bridges and an increased number of implant procedures, which carry an increased laboratory fee.  As a percentage of net revenue, laboratory fees increased to 7.9% for the quarter ended September 30, 2008 compared to 7.3% for the quarter ended September 30, 2007.

Occupancy. For the quarter ended September 30, 2008 and 2007, occupancy expense remained constant at $1.2 million.   As a percentage of net revenue, occupancy expense increased to 13.8% for the quarter ended September 30, 2008 compared to 13.6% for the quarter ended September 30, 2007.

Advertising and marketing. For the quarter ended September 30, 2008, advertising and marketing expense decreased to $105,000 compared to $143,000 for the quarter ended September 30, 2007, a decrease of $38,000 or 26.4%.  This decrease is attributable to the Company’s television advertising campaign in the Denver, Colorado market in the quarter ending September 30, 2007 that was not conducted in the quarter ended September 30, 2008. As a percentage of net revenue, advertising and marketing expense decreased to 1.2% for the quarter ended September 30, 2008 compared to 1.7% for the quarter ended September 30, 2007.

Depreciation and amortization-Offices. For the quarter ended September 30, 2008, depreciation and amortization expenses attributable to the Offices increased to $623,000 compared to $609,000 for the quarter ended September 30, 2007, an increase of $14,000 or 2.3%. The increase in the Company’s depreciable asset base is a result of purchasing tenant improvements and new equipment for one de novo Office and the purchase of a new time collection system for payroll. As a percentage of net revenue, depreciation and amortization expenses attributable to the Offices remained constant at 7.1% for the quarter ended September 30, 2008 and 2007.

General and administrative-Offices. For the quarter ended September 30, 2008, general and administrative expenses attributable to the Offices increased to $1.2 million compared to $1.1 million for the quarter ended September 30, 2007, an increase of $66,000 or 5.9%.  This increase is primarily related to increased bad debt expense, office supplies, professional fees and maintenance along with expenses from the de novo Office that opened in May 2008.  As a percentage of net revenue, general and administrative expenses increased to 13.6% for the quarter ended September 30, 2008 compared to 13.0% for the quarter ended September 30, 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased $120,000, or 5.8%, to $2.0 million for the quarter ended September 30, 2008 compared to $2.1 million for the quarter ended September 30, 2007. As a percentage of net revenue, contribution from dental Offices decreased to 22.3% for the quarter ended September 30, 2008 compared to 24.0% for the quarter ended September 30, 2007.

Corporate expenses - general and administrative. For the quarter ended September 30, 2008, corporate expenses – general and administrative increased to $976,000 compared to $894,000 for the quarter ended September 30, 2007, an increase of $82,000 or 9.1%.  This increase is primarily related to an increase of $120,000 in executive bonuses offset by a decrease in professional fees of $32,000. As a percentage of net revenue, corporate expenses - general and administrative increased to 11.1% for the quarter ended September 30, 2008 compared to 10.3% for the quarter ended September 30, 2007.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2008, corporate expenses - depreciation and amortization decreased to $26,000 compared to $27,000 for the quarter ended September 30, 2007, a decrease of $1,000 or 4.7%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended September 30, 2008 and 2007.

Operating income.   As a result of the matters discussed above, the Company’s operating income decreased by $201,000, or 17.3% to $957,000 for the quarter ended September 30, 2008 compared to $1.2 million for the quarter ended September 30, 2007.  As a percentage of net revenue, operating income decreased to 10.9% for the quarter ended September 30, 2008 compared to 13.4% for the quarter ended September 30, 2007.

Interest expense. For the quarter ended September 30, 2008, interest expense decreased to $64,000 compared to $91,000 for the quarter ended September 30, 2007, a decrease of $27,000 or 29.7%. This decrease in interest expense is attributable to a reduction in the principal amount of the Term Loan combined with reduced interest rates. As a percentage of net revenue, interest expense decreased to 0.7% for the quarter ended September 30, 2008 compared to 1.1% for the quarter ended September 30, 2007.

Net income.   As a result of the above, the Company reported net income of $500,000 for the quarter ended September 30, 2008 compared to net income of $635,000 for the quarter ended September 30, 2007, a decrease of $135,000 or 21.3%. Net income for the quarter ended September 30, 2008 was net of income tax expense of $393,000, while net income for the quarter ended September 30, 2007 was net of income tax expense of $431,000. As a percentage of net revenue, net income decreased to 5.7% for the quarter ended September 30, 2008 compared to 7.3% for the quarter ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007:

Net revenue. For the nine months ended September 30, 2008, net revenue decreased $614,000, or 2.3%, to $26.5 million compared to $27.1 million for the nine months ended September 30, 2007. This decrease is attributable to a decrease in same store net revenue from general dentistry of $1.0 million offset by an increase in same store net revenue from specialty dentistry of $375,000.  A de novo Office that opened in May 2008 contributed $37,000 of additional net revenue.

Clinical salaries and benefits. For the nine months ended September 30, 2008, clinical salaries and benefits increased $403,000, or 5.7%, to $7.5 million compared to $7.1 million for the nine months ended September 30, 2007. This increase was primarily related to increased costs related to employee benefits including accrued vacation, health insurance premiums and Company contribution to the 401(k) employee savings plan.  Wages for support staff also increased, partially due to annual wage increases that became effective February 1, 2008 along with the additional costs related to the de novo Office that opened in May 2008 . As a percentage of net revenue, clinical salaries and benefits increased to 28.3% for the nine months ended September 30, 2008 compared to 26.2% for the nine months ended September 30, 2007.

Dental supplies. For the nine months ended September 30, 2008 and 2007, dental supplies remained constant at $1.8 million.  As a percentage of net revenue, dental supplies increased to 7.0% for the nine months ended September 30, 2008 compared to 6.5% for the nine months ended September 30, 2007.

Laboratory fees. For the nine months ended September 30, 2008, laboratory fees increased $87,000 or 4.4% to $2.1 million compared to $2.0 million for the nine months ended September 30, 2007.  This increase is primarily related to overall increased material cost for crowns and bridges and an increased number of implant procedures,  which carry an increased laboratory fee.  As a percentage of net revenue, laboratory fees increased to 7.9% for the nine months ended September 30, 2008 compared to 7.4% for the nine months ended September 30, 2007.

Occupancy. For the nine months ended September 30, 2008, occupancy expense increased $153,000 or 4.5% to $3.6 million compared to $3.4 million for the nine months ended September 30, 2007.  This increase was primarily related to the  de novo Office that opened May 2008 and increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to September 30, 2007.  As a percentage of net revenue, occupancy expense increased to 13.6% for the nine months ended September 30, 2008 compared to 12.7% for the nine months ended September 30, 2007.

Advertising and marketing. For the nine months ended September 30, 2008, advertising and marketing expense decreased to $332,000 compared to $559,000 for the nine months ended September 30, 2007, a decrease of $227,000 or 40.7%.  This decrease is attributable to the Company’s television advertising campaign in the Denver, Colorado market in the nine months ending September 30, 2007 that was not conducted in the nine months ending September 30, 2008. As a percentage of net revenue, advertising and marketing expense decreased to 1.3% for the nine months ended September 30, 2008 compared to 2.1% for the nine months ended September 30, 2007.

Depreciation and amortization-Offices. For the nine months ended September 30, 2008 and 2007, depreciation and amortization expenses attributable to the Offices remained constant at $1.8 million.  As a percentage of net revenue, depreciation and amortization expenses attributable to the Offices increased to 6.9% for the nine months ended September 30, 2008 compared to 6.8% for the nine months ended September 30, 2007.

General and administrative-Offices. For the nine months ended September 30, 2008, general and administrative expenses attributable to the Offices increased to $3.6 million compared to $3.4 million for the nine months ended September 30, 2007, an increase of $208,000 or 6.1%. This increase is primarily related to increased bad dept expense, office supplies, equipment maintenance, professional fees and travel along with the expenses related to the de novo Office opened in May 2008 partially offset by decreased malpractice insurance and recruiting costs.  As a percentage of net revenue, general and administrative expenses attributable to the Offices increased to 13.7% for the nine months ended September 30, 2008 compared to 12.6% for the nine months ended September 30, 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased $1.3 million, or 18.8%, to $5.7 million for the nine months ended September 30, 2008 compared to $7.0 million for the nine months ended September 30, 2007. As a percentage of net revenue, contribution from dental Offices decreased to 21.4% for the nine months ended September 30, 2008 compared to 25.8% for the nine months ended September 30, 2007.

Corporate expenses - general and administrative. For the nine months ended September 30, 2008, corporate expenses – general and administrative decreased to $2.8 million compared to $3.2 million for the nine months ended September 30, 2007, a decrease of $389,000 or 12.2%.  This decrease is primarily related to a decrease of $372,000 in executive bonuses.  As a percentage of net revenue, corporate expenses - general and administrative decreased to 10.6% for the nine months ended September 30, 2008 compared to 11.8% for the nine months ended September 30, 2007.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2008, corporate expenses - depreciation and amortization decreased to $72,000 compared to $85,000 for the nine months ended September 30, 2007, a decrease of $13,000 or 15.0%. The decrease is related to the decrease in the Company’s depreciable asset base. As a percentage of net revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the nine months ended September 30, 2008 and 2007.

Operating income.   As a result of the matters discussed above, the Company’s operating income decreased to $2.8 million for the nine months ended September 30, 2008 compared to $3.7 million for the nine months ended September 30, 2007, a decrease of $914,000 or 24.6%. As a percentage of net revenue, operating income decreased to 10.5% for the nine months ended September 30, 2008 compared to 13.7% for the nine months ended September 30, 2007.

Interest expense. For the nine months ended September 30, 2008, interest expense decreased to $200,000 compared to $286,000 for the nine months ended September 30, 2007, a decrease of $86,000, or 30.2%. This decrease in interest expense is attributable to the reduction in the principal amount of the Term Loan combined with reduced interest rates. As a percentage of net revenue, interest expense decreased to 0.8% for the nine months ended September 30, 2008 compared to 1.1% for the nine months ended September 30, 2007.

Net income.   As a result of the above, the Company reported net income of $1.5 million for the nine months ended September 30, 2008 compared to net income of $2.0 million for the nine months ended September 30, 2007, a decrease of $562,000 or 27.7%.  Net income for the nine months ended September 30, 2008 was net of income tax expense of $1.1 million, while net income for the nine months ended September 30, 2007 was net of income tax expense of $1.4 million. As a percentage of net revenue, net income decreased to 5.5% for the nine months ended September 30, 2008 compared to 7.5% for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of September 30, 2008, the Company had a working capital deficit of approximately $1.6 million and retained earnings of $7.0 million.

Net cash provided by operating activities was approximately $4.5 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $306,000 and an increase in income taxes payable of approximately $430,000, offset by an increase in accounts receivable of $822,000 and a decrease in prepaid expenses and other assets of approximately $79,000.  During the 2007 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $261,000, an increase in income taxes payable of approximately $473,000 and a decrease of prepaid expenses and other assets of approximately $92,000, offset by an increase in accounts receivable of approximately $860,000.

Net cash used in investing activities was approximately $1.0 million and $528,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the Company invested approximately $1.0 million in capital expenditures, which includes $163,000 to upgrade the Company’s payroll time collection system, $157,000 to remodel an Office and $368,000 in the development of a de novo Office. For the nine months ended September 30, 2007, the Company invested approximately $528,000 in the purchase of additional equipment.

Net cash used in financing activities was approximately $3.8 million for the nine months ended September 30, 2008 and $4.5 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, net cash used in financing activities was comprised of approximately $3.9 million used in the purchase and retirement of Common Stock, approximately $1.0 million for the payment of dividends and approximately $690,000 for the repayment of the Term Loan, partially offset by an increase of approximately $1.6 million on the Credit Facility and approximately $294,000 in proceeds from the exercise of Common Stock options.  During the nine months ended September 30, 2007, net cash used in financing activities was comprised of approximately $2.8 million used in the purchase and retirement of Common Stock, approximately $912,000 for the payment of dividends, approximately $665,000 used to pay down the Credit Facility and approximately $494,000 for the repayment of long-term debt, partially offset by approximately $257,000 in proceeds from the exercise of Common Stock options and $100,000 in tax benefit of Common Stock options exercised.

On April 22, 2008, the Company amended the Credit Facility.  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2008, the Company had $3.8 million outstanding and $3.2 million available for borrowing under the Credit Facility. This consisted of $3.0 million outstanding under the LIBOR rate option and $814,000 outstanding under the Base Rate option.  As of September 30, 2008, the LIBOR rate was 3.74% and the Base Rate was 5%.  As of October 31, 2008, the LIBOR rate was 5.34%.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2008, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%. The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap and the Company designates such swap as a cash flow hedge under SFAS No. 133. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2007. The Term Loan expires September 30, 2011. The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

As of September 30, 2008, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$6,574,158	$920,000	$5,654,158	$-	$-
Operating lease obligations	9,312,627	3,110,533	4,424,425	1,733,235	44,434
Total	$15,886,785	$4,030,533	$10,078,583	$1,733,235	$44,434

The Company from time to time may purchase its Common Stock on the open market or in negotiated transactions. During the quarter ended September 30, 2008, the Company, in five separate transactions, purchased 218,080 shares of its Common Stock for total consideration of approximately $3.2 million at prices ranging from $13.53 to $15.78.  On January 23, 2008, the Company announced that the Board of Directors had approved an increase in the authorized amount up to $1 million of stock repurchases.  On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  On July 30, 2008, the Board of Directors approved an additional $1 million of stock repurchases.  On August 12, 2008, the Board of Directors approved an increase in the authorized amount of up to $2 million of stock repurchases.  The remaining authorized amount available for stock repurchases is approximately $1.4 million as of September 30, 2008.  There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on the Term Loan and designated it as a cash flow hedge under SFAS No. 133.  In September 2008, the Company recognized, on its balance sheet, approximately $5,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by SFAS 157, the Company calculated the value of the cash flow hedge using Level II inputs.

Interest Rate Risk.   The interest payable on the Credit Facility and a portion of the Term Loan is variable based on floating interest rates (either LIBOR or Base Rate) and, therefore, is affected by changes in market interest rates. At September 30, 2008, the variable portion outstanding under the Term Loan was $1.4 million (at a LIBOR rate of 4.3%) and $3.8 million was outstanding under the Credit Facility with either LIBOR (3.74%) or Base Rate (5.0%).  The Company may repay the Credit Facility and Term Loan balances in full at any time without penalty.  The Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company.  The Company estimates that a 1.0% increase in the interest rate on the Credit Facility and Term Loan would have resulted in additional interest expense of approximately $30,000 for the nine months ended September 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2008.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred in the quarter ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

As of the date of this filing, other than as set forth below, there have been no material changes from the risk factors previously disclosed in “Risk Factors” in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2007.  An investment in the Company’s Common Stock involves various risks.  When considering an investment in the Company, investors should carefully consider all of the risk factors described in the 2007 form 10-K and the risk factors below.  There may be additional matters about which the Company is currently unaware or that the Company currently considers immaterial.  All of these could adversely affect the Company’s business, financial condition, results of operations and cash flows and, thus, the value of an investment in the Company.

The Company is reliant on a single bank for its line of credit.

The Company’s $7.0 million Credit Facility is with a single bank.  Although the Company has utilized this bank for its financing needs for over ten years, there can be no assurances that due to the current environment this bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.

Various factors outside of the Company’s control may affect the Company’s stock price and results of operations.

The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, changes in earnings estimates by analysts, developments in the industry or changes in general economic conditions.  In addition, the recent turmoil in the financial markets may have an adverse effect on consumer spending patterns.  A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the Company's services and in particular discretionary or elective dental services, which could adversely affect the Company’s results of operations.  In addition, current or worsening economic conditions could adversely affect the Company’s collection of accounts receivable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart provides information regarding Common Stock purchased by the Company during the period July 1, 2008 through September 30, 2008.

Issuer Purchases of Equity Securities
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	89,201	$15.78	89,201	$525,524
August 1, 2008 through August 31, 2008	82,473	14.50	82,473	$329,666
September 1, 2008 through September 30, 2008	46,406	13.54	46,406	$1,371,541
Total	218,080	$14.82	218,080

All purchases were made pursuant to plans that were approved by the Board of Directors. Except for the purchase of 82,473 shares in August 2008, which was a private transaction, all purchases were made on the open market.  On January 23, 2008, the Board of Directors authorized the Company to make available open market purchases of its Common Stock of up to $1 million. On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.   On July 30, 2008, the Board of Directors approved an additional $1 million of stock repurchases.  On August 12, 2008, the Board of Directors approved up to $2 million of stock repurchases.  There is no expiration date on these plans. Purchases under these plans may be made from time to time, as the Company’s management deems appropriate.

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

3.11	Rule 13a-14(a) Certification of the Chief Executive Officer.

3.12	Rule 13a-14(a) Certification of the Chief Financial Officer.

3.12	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC

Date: November 13, 2008	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)