Form 10-K
period 2008-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2009-03-30
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 EAST FLORIDA AVENUE, SUITE 508 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes           No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes           No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer           Accelerated filer            Non-accelerated filer           Smaller reporting company      X

              (Do not check if a smaller

  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No     X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 24, 2009
Common Stock, without par value	1,857,881

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant computed by reference to the last reported sale price of its Common Stock as of June 30, 2008, the last business day of the registrant’s most recent completed second fiscal quarter, was $19,736,014. This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date may be affiliates of the registrant and that 1,160,942 shares of Common Stock are held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2008.

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

Birner Dental Management Services, Inc.

Form 10-K

Table of Contents

Part	Item(s)		Page

I.	1	Business	4
	1A.	Risk Factors	11
	1B	Unresolved Staff Comments	17
	2	Properties	18
	3	Legal Proceedings	20
	4	Submission of Matters to a Vote of Security Holders	20
II.	5	Market for Registrant’s Common Equity, Related Stockholder Matters and	21
		Issuer Purchases of Equity Securities
	6	Selected Financial Data	24
	7	Management’s Discussion and Analysis of Financial Condition and Results	25
		of Operations
	7A.	Quantitative and Qualitative Disclosures About Market Risk	37
	8	Financial Statements and Supplementary Data	38
	9	Changes in and Disagreements with Accountants on Accounting and	62
		Financial Disclosure
	9A	Controls and Procedures	62
	9B	Other Information	62
III.	10	Directors, Executive Officers and Corporate Governance	63
	11	Executive Compensation	63
	12	Security Ownership of Certain Beneficial Owners and Management and	63
		Related Stockholder Matters
	13	Certain Relationships and Related Transactions, and Director Independence	63
	14	Principal Accountant Fees and Services	63
IV.	15	Exhibits and Financial Statement Schedules	64
		Signatures	65

PART I

ITEM 1.  Business

General

The Company is a dental business service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 44 affiliated dental practices (“Offices”) in Colorado and nine in New Mexico, the Company believes, based on industry knowledge and contacts, that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  The Company currently provides business services to 61 Offices, of which 35 were acquired and 26 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients, and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to $95.2 billion in 2007. CMS also projects that dental expenditures will reach approximately $161.4 billion by 2018, representing an increase of approximately 69.5% over 2007 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic services.

Traditionally, most dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans. More recently, factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services.  Recent market trends, including the rise of third-party payment arrangements, have contributed to the increased consolidation of practices in the dental services industry and to the formation of dental practice management companies. The Company believes that the percentage of people covered by third-party payment arrangements will continue to increase due in part to the popularity of such arrangements.

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

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company’s dental practice management model provides managing dentists a leadership role and ability to practice in a style they are most accustomed to without the capital commitment and without the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients, team building, and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in their Office. The managing dentist exercises their own clinical judgment in matters of patient care. In addition, managing dentists have a financial incentive to improve the operating performance of their Offices through a bonus system based upon the operating performance of the Office.

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

Recruiting of Dentists.   The Company seeks dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry; other advantages include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation, and payment of professional membership fees and malpractice insurance.  The Company seeks to recruit managing dentists with three or more years of practice experience, although from time to time, the Company recruits associate dentists graduating from residency programs.

The Company advertises for dentists in national and regional dental journals, local market newspapers, professional conferences and directly at dental schools with strong residency programs. In addition, the Company’s existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees.   The Company has developed a formalized training program for non-dental employees, which is conducted by the Company’s staff. This program includes training in patient interaction, scheduling, use of the computer system, office procedures and protocols, and third-party payment arrangements.   The Company also offers formalized mandatory training programs for employees regarding the CFR Title 29 Occupational Safety and Health Act (OSHA), CFR Title 40 Environmental Protection Agency, State dental practice law, State and local regulations and the Health Insurance Portability and Accountability Act (HIPAA) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company’s formalized training program.  Company regional directors meet with senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and ongoing meetings with employees have contributed to the success of the Offices.

Staffing Model.   The Company’s staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office’s revenue level. Staffing at mature Offices varies based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth. The Company currently has a staff of four regional directors in Colorado, one regional director for New Mexico and one regional director for Arizona. Regional directors are responsible for between eight and 15 Offices, overseeing operations, training and development of non-dental employees, recruitment and implementing the Company’s dental practice management model.

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

Advertising and Marketing.   The Company seeks to increase patient volume at its Offices through television, print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company’s affiliated dentists. During 2008, the Company did not use television or print advertising and relied on Yellow Page and internet advertising.  During 2007, the Company’s television and print advertising emphasized the Denver, Colorado market.  During 2006, the Company’s television and print advertising emphasized the New Mexico and Colorado Springs, Colorado markets.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of its more significant vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. The Company purchased $2.2 million of dental supplies from Henry Schein and incurred $648,000 in laboratory expenses from Pro Dental Laboratory during 2008.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients.  The Company negotiates managed care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.

Capitated managed dental care plans accounted for 22.9% of the Company’s total dental group practice revenue in 2008 compared to 22.3% in 2007 (including Revenue from associated co-payments).

Expansion Program

Between its formation in May 1995 and 2001, the Company acquired 42 practices, including six practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the six practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 27 de novo Offices (including one practice that was consolidated with an existing Office).  During 2006, the Company opened four de novo Offices; two in Phoenix, Arizona and one each in the Denver, Colorado and Albuquerque, New Mexico markets.  No new Offices were opened during 2007.  During 2008, the Company opened one de novo Office in Longmont, Colorado.

The Company expects to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through select de novo Offices and acquisitions. Enhancing operating performance will principally be accomplished through the expansion of specialty services and the aggressive recruitment of additional dentists and hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in an Office so that more patients can be treated. Also, the Company continues to look for potential future development sites for de novo Offices and evaluates potential acquisition candidates.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a professional corporation (“P.C.”), which is owned by one of four different licensed dentists affiliated with the Company. The Company’s President, Mark A. Birner, DDS, is one of the four dentists and individually owns 51 P.C.s.  The Company has entered into agreements with the owners of the P.C.s which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C. or the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, the Company may require the owner to sell his or her shares in the P.C. for a nominal amount to a third-party designated by the Company.  These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

Management Agreements with Affiliated Offices

The Company derives all of its revenue from its management agreements with the P.C.s (the “Management Agreements”).  Under each of the Management Agreements, the Company provides business and marketing services at the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists, dental hygienists and dental assistants, (ii) ensuring compliance with all laws, rules and regulations relating to dentists, dental hygienists and dental assistants, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states. Because the Company’s financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office (other than dentists’, dental hygienists’ and dental assistants’ salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company’s or the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, except for the compensation of the dentists, dental hygienists and dental assistants who work at the Office of the P.C.s.   This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years.  Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements or independent contractor agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period of up to three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of production attributable to their work, or a bonus based upon the operating performance of the Office. Associate dentists are compensated based upon a specified amount per hour or monthly guarantee or a percentage of production attributable to their work. Specialists are compensated based upon an hourly or monthly guarantee or a percentage of their own work.

As of December 31, 2008, the Company had 78 general dentists, 33 specialists and 63 hygienists who were employed by the P.C.s, and 372 non-dental employees.

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc. and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and soundness, superior affiliation models, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them.

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

During 2003, health care providers, including the Company, were required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison.  As of December 31, 2008, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these regulations.

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

ITEM 1A.  Risk Factors

General economic conditions and other factors outside of the Company’s control may affect the Company’s stock price and results of operations.

The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, developments in the industry or changes in general economic conditions.  In addition, the recent turmoil in the financial markets may have an adverse effect on consumer spending patterns.  A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the Company’s services and in particular discretionary or elective dental services, which could adversely affect the Company’s results of operations.  In addition, current or worsening economic conditions could adversely affect the Company’s collection of accounts receivable.

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

The Company receives management fees for services provided to the P.C.s under Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, employ dental hygienists or dental assistants, or control the provision of dental care. The Company’s revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company’s long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists and hygienists and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company’s business, financial condition, and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. “Business - Affiliation Model.”

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

Since 2003, health care providers, including the Company, have been required to comply with the electronic data security and privacy requirements of HIPPA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Noncompliance with HIPAA regulations can result in severe penalties up to $250,000 in fines and up to ten years in prison.  As of December 31, 2008, the Company believes that it was in full compliance with all requirements of HIPPA and there has been no material impact on the Company due to the implementation of these regulations.

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

In 2008, the Company derived approximately 12.8% of its total group practice revenue (“Revenue”) from capitated managed dental care contracts, and 10.1% of its Revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

At December 31, 2008, intangible assets on the Company’s consolidated balance sheet were $10.6 million, representing 54.8% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its balance sheet will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company’s $7.0 million Credit Facility is with a single bank.  Although the Company has utilized this bank for its financing needs for over ten years, there can be no assurances that due to the current environment this bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.  The Company historically has renewed the Credit Facility and extended the term of the Credit Facility for one additional year annually in the spring and intends to continue this practice in the spring of 2009.  Given the current state of the credit markets, the Company anticipates increased LIBOR and Base Rate Margins when the Credit Facility is renewed in the spring of 2009.

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

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

The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from three to 19 treatment rooms and range in size from 1,200 square feet to 7,300 square feet.

As of the date of this Annual Report, the Company managed a total of 61 Offices with 44 in Colorado, nine in New Mexico, and eight in Arizona.

Location of Offices

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, the Company is subject to litigation incidental to its business.  Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.  The Company is not presently a party to any material litigation.

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

	HIGH	LOW
2007

First Quarter	$27.00	$18.77
Second Quarter	25.24	21.35
Third Quarter	23.21	19.00
Fourth Quarter	22.55	18.66

2008

First Quarter	$22.10	$19.00
Second Quarter	20.00	14.00
Third Quarter	17.37	13.34
Fourth Quarter	14.00	10.00

At March 24, 2009, the last reported sale price of the Company’s Common Stock was $10.75 per share.  As of the same date, there were 1,857,881 shares of Common Stock outstanding held by approximately 195 holders of record and approximately 425 beneficial owners.

Dividend Policy

Since 2004, the Company has declared the following quarterly cash dividends.

Quarterly Dividend Paid
Date Dividend Paid	per Share

April 9, 2004; July 9, 2004; October 8, 2004; January 14, 2005	0.0375
April 8, 2005; July 8, 2005; October 14, 2005; January 13, 2006	0.10
April 14, 2006; July 14, 2006; October 13, 2006; January 12, 2007	0.13
April 13, 2007; July 13, 2007; October 12, 2007; January 11, 2008	0.15
April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17

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

Purchases of Equity Securities by the Issuer

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2008 through December 31, 2008.

Issuer Purchases of Equity Securities
			Total	Approximate
			Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
	Total		Part of Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
October 1, 2008 through October 31, 2008	8,959	$12.73	8,959	$1,257,511
November 1, 2008 through November 30, 2008	1,000	$12.49	1,000	$1,245,021
December 1, 2008 through December 31, 2008	32,321	$11.07	32,321	$887,230
Total	42,280	$11.46	42,280

There are no expiration dates on any of the plans. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.

Performance Graph*

The following line graph compares the percentage change from December 31, 2003 through December 31, 2008 for (i) the Common Stock, (ii) the Nasdaq Composite Index, (iii) the S&P Healthcare Sector, (iv) the S&P 500 Composite Index and (v) American Dental Partners. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-Year Cumulative Total Return **

Assumes Initial Investment of $100

Description	12/31/2003	12/31/2004	12/31/2005	12/31/06	12/31/07	12/31/08

BIRNER DENTAL	$100.00	$151.45	$318.75	$308.48	$356.94	$196.90
NASDAQ Composite -
Total Returns	100.00	109.16	111.47	123.05	140.12	84.12
S&P - Healthcare	100.00	101.68	108.25	116.38	124.89	96.42
S&P 500 Index -
Total Returns	100.00	110.87	116.30	134.66	142.07	89.51
American Dental Partners	100.00	167.04	238.93	249.65	132.55	91.72

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial and operating data for the Company.  The data for the years ended December 31, 2006, 2007 and 2008 should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this document.  The selected consolidated financial data for the 2004 and 2005 periods are derived from the Company’s historical consolidated financial statements.

A 2-for-1 split of the Company’s Common Stock became effective as of August 1, 2005.  All earnings per share data in the following table reflect the stock split.

The data in the following table is in thousands except per share data, number of Offices and number of dentists:

	Years Ended December 31,
	2004	2005	2006	2007	2008
Statements of Income Data: (1)
Net revenue	$27,597	$31,160	$33,947	$35,283	$34,523
Direct expenses	21,727	23,431	25,545	26,603	27,252
Contribution from dental offices	5,870	7,729	8,402	8,680	7,271
Corporate expenses	3,272	4,375	4,306	4,229	3,784
Operating income	2,598	3,354	4,095	4,451	3,487

Income from continuing operations before income taxes	2,539	3,366	3,868	4,085	3,205
Income tax expense	1,003	1,229	1,576	1,650	1,415
Income from continuing operations	1,536	2,137	2,293	2,435	1,790
Operating loss attributable to assets disposed of	120	-	-	-	-
Loss recognized on dispositions	192	-	-	-	-
Income tax benefit	125	-	-	-	-
Loss on discontinued operations	187	-	-	-	-
Net income	1,349	2,137	2,293	2,435	1,790

Basic earnings per share of Common Stock: (2)
Net income – continuing operations	0.56	0.90	1.01	1.16	0.88
Net income (loss) – discontinued operations	(0.08)	-	-	-	-
Net income per share of Common Stock	0.48	0.90	1.01	1.16	0.88

Diluted earnings per share of Common Stock : (2)
Net income – continuing operations	0.51	0.81	0.93	1.08	0.86
Net loss – discontinued operations	(0.07)	-	-	-	-
Net income per share of Common Stock	0.44	0.81	0.93	1.08	0.86

Balance Sheet Data (3):
Cash and cash equivalents	$756	$922	$888	$964	$1,235
Working capital (deficit)	(204)	(288)	(1,179)	(1,105)	(1,296)
Total assets	21,860	22,033	22,822	20,897	19,395
Long-term debt, less current maturities	1,079	2,887	6,502	4,785	5,988
Total shareholders’ equity	15,037	13,083	9,399	9,380	6,508
Dividends declared per share of Common Stock	$0.15	$0.40	$0.52	$0.60	$0.68

Operating Data:
Number of Offices (3)	55	57	60	60	61
Number of dentists (3)(4)	102	107	114	114	111
Total dental group practice revenue per Office	$844	$921	$951	$990	$967
Total net revenue per Office	$502	$547	$566	$588	$566

____________________

(1)

Acquisitions of Offices and development of de novo Offices affect the comparability of the data. In 2004, the Company closed one existing Office and opened two de novo Offices.  In 2005, the Company opened two de novo Offices. In 2006, the Company consolidated two offices into one and opened four de novo Offices.  In 2007, the Company did not consolidate any existing Offices nor open any new Offices.  In 2008, the Company opened one de novo Office.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2008.  Reference is made to the Company’s consolidated financial statements and related notes thereto and the Selected Financial Data included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1. “Business,” Item 5., “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A., “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward looking statements as a result of new information, future events or otherwise.

Overview

The Company was formed in May 1995, and currently provides business services to 61 Offices in Colorado, New Mexico, and Arizona staffed by 78 dentists and 33 specialists.  The Company has acquired 42 practices (six of which were consolidated into existing Offices and one of which was closed during 2004) and opened 27 de novo Offices (one of which was consolidated into an existing Office). The Company derives all of its Revenue (as defined below) from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices and by developing de novo Offices and by making select acquisitions.

Components of Revenue and Expenses

Total dental group practice revenue (“Revenue”) represents the revenue of the Offices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices. Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as compensation to employed and contract labor dentists, dental hygienists and dental assistants. The Company’s net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits (for personnel other than dentists, dental hygienists and dental assistants), supplies, laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

Under each of the Management Agreements, the Company provides business and marketing services at the Offices, including (i) providing capital, (ii) designing and implementing marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services, and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists, dental hygienists and dental assistants, (ii) complying with all laws, rules and regulations relating to dentists, dental hygienists and dental assistants, and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s in Colorado, New Mexico and Arizona to fund their acquisition of dental assets from third parties in order to comply with the laws of such states.

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office (other than dentists’, dental hygienists’ and dental assistants’ salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company’s or the P.C.s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, other than the compensation and benefits of the dentists, dental hygienists and dental assistants who work at the Offices of the P.C.s.  This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years.  Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company’s Revenue is derived principally from fee-for-service Revenue and Revenue from capitated managed dental care plans. Fee-for-service Revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care Revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation of dentists, dental hygienists and dental assistants), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dental group practices participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Item 1. “Business - Payor Mix.”

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

Reclassifications and Correcting Entries

Certain reclassifications have been made to the 2006 and 2007 financial statement presentation to conform to the 2008 presentation.

Effective April 1, 2008, the Company reclassified dentist and hygiene contract labor expenses from clinical salaries and benefits to net revenue and adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $599,000, $600,000 and $759,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective July 1, 2008, the Company reclassified dental assistant wages from clinical salaries and benefits to net revenue and adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $4.8 million, $4.9 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Due to the Company buying back common stock at prices higher than the issue price, the Company’s Common Stock balance would have been reduced to a negative $266,786 as of December 31, 2008, however, the Company recognized this negative balance as a reduction of retained earnings on the balance sheet.

In January 2009, the Company identified an accounting error which understated deferred revenue and overstated Revenue by a total of approximately $247,000 over the seven year period from 2001 to 2007 as shown in the table below:

	Pre-tax
	overstatement	Tax	Decrease in
	of Revenue	effect	net income

2001	$ 3,494	$ 1,139	$ 2,355
2002	46,237	17,477	28,760
2003	47,724	18,660	29,064
2004	51,070	20,122	30,948
2005	43,393	15,838	27,555
2006	51,318	20,886	30,432
2007	3,640	1,450	2,190

Total	$ 246,876	$ 95,572	$ 151,304

The Company has corrected this overstatement of Revenue through its retained earnings balance as of January 1, 2006 and has adjusted its Revenue and its deferred revenue liability in its financial statements for all periods presented.

Results of Operations

For the year ended December 31, 2008, Revenue decreased to $59.0 million compared to $59.4 million for the year ended December 31, 2007, a decrease of $371,000 or .6%. This decrease was attributable to a decrease of same store general dentistry Revenue of $1.4 million offset by an increase in same store specialty dentistry Revenue of $875,000, general dentistry Revenue from a de novo Office that opened in May 2009 of $105,000 and specialty dentistry Revenue from the de novo Office of $81,000.

For the year ended December 31, 2007, Revenue increased to $59.4 million compared to $57.1 million for the year ended December 31, 2006, an increase of $2.3 million or 4.0%. This increase was attributable to de novo Offices which opened in 2006 generating $1.1 million in additional general dentistry Revenue and $725,000 in specialty dentistry Revenue along with an increase in general dentistry Revenue of $92,000 at existing Offices and an increase of $364,000 in specialty dentistry Revenue at existing Offices for the year ended December 31, 2007.

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model.  During the three years ended December 31, 2008, net revenue was $33.9 million in 2006, $35.3 million in 2007 and $34.5 million in 2008. During the three years ended December 31, 2008, contribution from the dental Offices was $8.4 million in 2006, $8.7 million in 2007 and $7.3 million in 2008.  During the three years ended December 31, 2008, net income was $2.3 million in 2006, $2.4 million in 2007 and $1.8 million in 2008.   The Company attributes its decrease in Revenue, net revenue, contribution from dental Offices and net income in 2008 to a general weakness in the economy in the Company’s markets as reflected by a reduced number  of new patient visits,  patient procedures and in particular fewer crown and bridge procedures.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $1.1 million, or 13.7% to $6.8 million for the year ended December 31, 2008 from $7.8 million for the year ended December 31, 2007.  Although Adjusted EBITDA is not a generally accepted accounting principle (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense/(income), net, and income tax expense to net income as in the table below.

	Year Ended December 31,
	2006	2007	2008

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$2,292,542	$2,435,107	$1,790,409
Add back:
Depreciation and amortization - Offices	2,192,411	2,541,995	2,445,956
Depreciation and amortization - corporate	131,356	110,270	96,366
Stock-based compensation expense	653,174	729,394	731,607
Interest expense, net	226,835	365,140	282,267
Income tax expense	1,575,899	1,650,342	1,414,962

Adjusted EBITDA	$7,072,217	$7,832,248	$6,761,567

At December 31, 2008, the Company’s total assets of $19.4 million included $10.6 million of identifiable intangible assets related to Management Agreements. At that date, the Company’s total shareholders’ equity was $6.5 million. The Company’s retained earnings as of December 31, 2008 were approximately $6.6 million and the Company had a working capital deficit on that date of approximately $1.3 million.  During 2008, the Company had capital expenditures of $1.1 million and purchased approximately $4.4 million of Common Stock while increasing total bank debt by $1.2 million.

The Company’s Revenue from capitated managed dental care plans was 22.9% of total dental group practice revenue in 2008, compared to 22.3% in 2007 and 21.8% in 2006.

Revenue, as defined in this report, is revenue generated at the Company’s Offices from professional services provided to patients.  Amounts retained by group practices represent wage expense to the dentists, dental hygienists and dental assistants and is subtracted from total dental group practice revenue to arrive at net revenue.  The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements.  Revenue is not a generally accepted accounting principles measure.  The Company discloses Revenue because it is a critical component for management’s evaluation of Office performance.  However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.  The following table reconciles Revenue to net revenue.

	Years Ended December 31,
	2006	2007	2008

Revenue	$57,089,908	$59,386,817	$59,016,250
Less - amounts retained by Offices	23,143,049	24,103,833	24,493,389

Net revenue	$33,946,859	$35,282,984	$34,522,861

The following table sets forth the percentages of net revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information contained in the table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2006		2007		2008

Net revenue	100.0%		100.0%		100.0%
Direct expenses:
Clinical salaries and benefits	26.0		26.2		28.2
Dental supplies	6.7		6.6		6.9
Laboratory fees	7.6		7.4		7.9
Occupancy	12.6		13.0		13.9
Advertising and marketing	2.3		1.9		1.3
Depreciation and amortization	6.5		7.2		7.1
General and administrative	13.6		13.0		13.7
	75.3		75.4		78.9
Contribution from dental offices	24.7		24.6		21.1
Corporate expenses:
General and administrative	12.3	(1)	11.7	(1)	10.7	(1)
Depreciation and amortization	0.4		0.3		0.3
Operating income	12.1		12.6		10.1
Interest expense, net	0.7		1.0		0.8
Income before income taxes	11.4		11.6		9.3
Income tax expense	4.6		4.7		4.1
Net income	6.8%		6.9%		5.2%

(1)

Corporate expense - general and administrative includes $324,120 of equity compensation for a stock award and $329,054 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2006, $324,120 of  equity compensation for a stock award and $405,274 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2007 and $731,607 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenue.   Net revenue decreased to $34.5 million for the year ended December 31, 2008 compared to $35.3 million for the year ended December 31, 2007, a decrease of $760,000 or 2.2%. This decrease is attributable to a decrease in net revenue from general dentistry of $1.3 million offset by an increase in net revenue from specialty dentistry of $488,000 along with a de novo Office the Company opened in May 2008 producing $88,000 in net revenue.  The Company attributes the decrease in net revenue to general weakness in the economy in the Company’s markets as reflected by a reduced number of patient procedures and in particular fewer crown and bridge procedures.

Clinical salaries and benefits.   Clinical salaries and benefits increased to $9.7 million for the year ended December 31, 2008 compared to $9.3 million for the year ended December 31, 2007, an increase of $490,000 or 5.3%.  This increase is attributable to an increase in health insurance of $212,000, payroll taxes of $131,000, accrued vacation of $84,000 and general wage increases granted during 2008. As a percentage of net revenue, clinical salaries and benefits increased to 28.2% in 2008 from 26.2% in 2007.

Dental supplies.   Dental supplies increased to $2.4 million for the year ended December 31, 2008 compared to $2.3 million for the year ended December 31, 2007, an increase of $55,000 or 2.4%. This increase includes a $24,000 initial supply purchase for the de novo Office opened during 2008.  As a percentage of net revenue, dental supplies increased to 6.9% in 2008 from 6.6% in 2007.

Laboratory fees.   Laboratory fees increased to $2.7 million for the year ended December 31, 2008 compared to $2.6 million for the year ended December 31, 2007, an increase of $108,000 or 4.1%.  This increase is primarily related to overall increased material costs for crowns and bridges and an increased number of implant procedures, which carry an increased laboratory fee.  As a percentage of net revenue, laboratory fees increased to 7.9% in 2008 from 7.4% in 2007.

Occupancy.  Occupancy expenses increased to $4.8 million for the year ended December 31, 2008 from $4.6 million for the year ended December 31, 2007, an increase of $198,000 or 4.3%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2007 period as well as $43,000 from the addition of one de novo Office opened during 2008.  As a percentage of net revenue, occupancy expense increased to 13.9% in 2008 from 13.0% in 2007.

Advertising and marketing.   Advertising and marketing decreased to $433,000 for the year ended December 31, 2008 from $678,000 for the year ended December 31, 2007, a decrease of $245,000 or 36.1%. This decrease is attributable to a shift away from television and print advertising in 2007 that the Company did not conduct in 2008. As a percentage of net revenue, advertising and marketing decreased to 1.3% in 2008 from 1.9% in 2007.

Depreciation and amortization.   Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, decreased to $2.4 million for the year ended December 31, 2008 from $2.5 million for the year ended December 31, 2007, a decrease of $96,000 or 3.8%. This decrease was primarily the result of 2007 including amortization expense of $104,000 at one Office in order to recognize an impairment charge that was necessary in order to write down its value to market.  As a percentage of net revenue, depreciation and amortization decreased to 7.1% in 2008 from 7.2% in 2007.

General and administrative.   General and administrative expenses attributable to the Offices increased to $4.7 million for the year ended December 31, 2008 from $4.6 million for the year ended December 31, 2007, an increase of $139,000 or 3.0%. This increase was primarily related to increased bad debt expense of $70,000 and increased repairs and maintenance of $58,000.  As a percentage of net revenue, Office general and administrative expenses increased to 13.7% in 2008 from 13.0% in 2007.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased to $7.3 million for the year ended December 31, 2008 from $8.7 million for the year ended December 31, 2007, a decrease of $1.4 million or 16.2%.  As a percentage of net revenue, contribution from dental Offices decreased to 21.1% in 2008 from 24.6% in 2007.

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $3.7 million for the year ended December 31, 2008 from $4.1 million for the year ended December 31, 2007, a decrease of $432,000 or 10.5%. This decrease is primarily attributable to a reduction in executive bonuses of

$507,000.  As a percentage of net revenue, corporate expenses - general and administrative decreased to 10.7% in 2008 compared to 11.7% in 2007.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization decreased to 96,000 for the year ended December 31, 2008 from $110,000 for the year ended December 31, 2007, a decrease of $14,000 or 12.6%.  This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets.  As a percentage of net revenue, corporate expenses - depreciation and amortization remained constant at 0.3% in 2008 and 2007.

Operating income.   As a result of the above, operating income decreased to $3.5 million for the year ended December 31, 2008 from $4.5 million for the year ended December 31, 2007, a decrease of $963,000 or 21.6%.  As a percentage of net revenue, operating income decreased to 10.1% in 2008 from 12.6% in 2007.

Interest expense/(income), net.   Interest expense, net decreased to $282,000 for the year ended December 31, 2008 from $365,000 for the year ended December 31, 2007, a decrease of $83,000 or 22.7%. This decrease in interest expense is attributable to a reduction in the principal amount of the Term Loan combined with reduced interest rates.  As a percentage of net revenue, interest expense, net decreased to 0.8% in 2008 from 1.0% in 2007.

Net income.  As a result of the above, the Company’s net income was $1.8 million for the year ended December 31, 2008 compared to net income of $2.4 million for the year ended December 31, 2007, a decrease of $645,000 or 26.5%.  As a percentage of net revenue, net income decreased to 5.2% in 2008 from 6.9% in 2007.  Net income for the year ended December 31, 2008 was net of income tax expense of $1.4 million while net income for the year ended December 31, 2007 was net of income tax expense of $1.7 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue.   Net revenue increased to $35.3 million for the year ended December 31, 2007 compared to $34.0 million for the year ended December 31, 2006, an increase of $1.3 million or 3.9%. This increase was attributable to four de novo Offices which opened in 2006 generating $715,000 in additional general dentistry net revenue and $439,000 additional specialty dentistry net revenue along with an increase of $178,000 in general dentistry net revenue and $3,000 in specialty dentistry net revenue at existing Offices for the year ended December 31, 2007.

Clinical salaries and benefits.   Clinical salaries and benefits increased to $9.3 million for the year ended December 31, 2007 compared to $8.8 million for the year ended December 31, 2006, an increase of $445,000 or 5.1%.  This increase is the result of additional employees to support the increased Revenue in 2007 over 2006 and general wage increases granted during 2007.  As a percentage of net revenue, clinical salaries and benefits increased to 26.2% in 2007 from 26.0% in 2006.

Dental supplies.   Dental supplies remained constant at $2.3 million for the years ended December 31, 2007 and 2006.  As a percentage of net revenue, dental supplies decreased to 6.6% in 2007 from 6.7% in 2006.

Laboratory fees.   Laboratory fees remained constant at $2.6 million for the years ended December 31, 2007 and 2006.  As a percentage of net revenue, laboratory fees decreased to 7.4% in 2007 from 7.6% in 2006.

Occupancy.  Occupancy expenses increased to $4.6 million for the year ended December 31, 2007 from $4.3 million for the year ended December 31, 2006, an increase of $331,000 or 7.8%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to the 2006 period as well as the addition of four de novo Offices during 2006.  As a percentage of net revenue, occupancy expense increased to 13.0% in 2007 from 12.6% in 2006.

Advertising and marketing.   Advertising and marketing decreased to $678,000 for the year ended December 31, 2007 from $797,000 for the year ended December 31, 2006, a decrease of $119,000 or 14.9%. This decrease is attributable to a shift away from a comprehensive television and print campaign in the Albuquerque, New Mexico and Colorado Springs, Colorado markets, which commenced in January 2006 and ran through October 2006 to a limited television advertising campaign in the Denver, Colorado market, which ran from March 2007 through July 2007.  As a percentage of net revenue, advertising and marketing decreased to 1.9% in 2007 from 2.3% in 2006.

Depreciation and amortization.   Depreciation and amortization, which consists of depreciation and amortization expense incurred at the Offices, increased to $2.5 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006, an increase of $350,000 or 15.9%. This increase was primarily the result of tenant improvement and equipment purchased at the four de novo Offices and the expansion of one Office during 2006 along with recognizing an impairment charge of $104,000 in amortization expense at one Office which was necessary in order to write down its value to market.  As a percentage of net revenue, depreciation and amortization increased to 7.2% in 2007 from 6.5% in 2006.

General and administrative.   General and administrative expenses attributable to the Offices remained constant at $4.6 million for the years ended December 31, 2007 and 2006. As a percentage of net revenue, Office general and administrative expenses decreased to 13.0% in 2007 from 13.6% in 2006.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased to $8.7 million for the year ended December 31, 2007 from $8.4 million for the year ended December 31, 2006, an increase of $278,000 or 3.3%.  As a percentage of net revenue, contribution from dental Offices decreased to 24.6% in 2007 from 24.7% in 2006.

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $4.1 million for the year ended December 31, 2007 from $4.2 million for the year ended December 31, 2006, a decrease of $56,000 or 1.3%. As a percentage of net revenue, corporate expenses - general and administrative decreased to 11.7% in 2007 compared to 12.3% in 2006.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization decreased to $110,000 for the year ended December 31, 2007 from $131,000 for the year ended December 31, 2006, a decrease of $21,000 or 16.1%.  This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets.  As a percentage of net revenue, corporate expenses - depreciation and amortization decreased to .3% in 2007 compared to .4% in 2006.

Operating income.   As a result of the above, operating income increased to $4.5 million for the year ended December 31, 2007 from $4.1 million for the year ended December 31, 2006, an increase of $355,000 or 8.7%.  As a percentage of net revenue, operating income increased to 12.6% in 2007 from 12.1% in 2006.

Interest expense/(income), net.   Interest expense, net increased to $365,000 for the year ended December 31, 2007 from $227,000 for the year ended December 31, 2006, an increase of $138,000 or 61.0%. This increase in interest expense is attributable to the interest expense associated with the Term Loan which was entered into on October 5, 2006 to finance a “dutch auction” tender offer.  As a percentage of net revenue, interest expense, net increased to 1.0% in 2007 from 0.7% in 2006.

Net income.  As a result of the above, the Company’s net income was $2.4 million for the year ended December 31, 2007 compared to net income of $2.3 million for the year ended December 31, 2006, an increase of $143,000 or 6.2%.  As a percentage of net revenue, net income increased to 6.9% in 2007 from 6.8% in 2006.  Net income for the year ended December 31, 2007 was net of income tax expense of $1.7 million while net income for the year ended December 31, 2006 was net of income tax expense of $1.6 million.

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

Impairment of Intangible and Long-lived Assets

At December 31, 2008, intangible assets on the Company’s consolidated balance sheet were $10.6 million, representing 54.8% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the net revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.  As of December 31, 2007, the Company determined that intangible assets were overstated by approximately $104,000.  This amount was determined by comparing the intangible asset and property and equipment value at one Office to an independent appraised value for that Office.  As a result, the Company recognized an impairment charge of $104,000 in amortization expense in December 2007.

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

Net cash provided by operating activities was $5.3 million, $5.7 million and $5.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. During the year ended December 31, 2008, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of a decrease in prepaid expenses and other assets of approximately $202,000, a decrease in deferred charges and other assets of approximately $11,000 and an increase in income taxes payable/receivable of approximately $398,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of approximately $263,000, an increase in accounts receivable (net of provision for doubtful accounts) of approximately $597,000, and a decrease in other long-term obligations of $32,000. During the year ended December 31, 2007, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of approximately $22,000, a decrease in deferred charges and other assets of approximately $10,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of approximately $569,000, a decrease in income taxes payable/receivable of approximately $141,000, an increase in prepaid expenses and other assets of approximately $23,000 and a decrease in other long-term obligations of $35,000.  During the year ended December 31, 2006, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in other long-term obligations of approximately $131,000, a decrease of prepaid expenses and other assets of approximately $8,000, offset by an increase in deferred charges and other assets of approximately $28,000, a decrease in accounts payable, accrued expenses and accrued payroll of approximately $26,000, an increase in accounts receivable (net of provision for doubtful accounts) of $611,000 and a decrease in income taxes payable of approximately $61,000.

Net cash used in investing activities was $3.2 million, $714,000 and $1.1 million for the years ended December 31, 2006, 2007 and 2008, respectively.  During the year ended December 31, 2008, the Company invested $754,000 in the purchase of additional property and equipment including $155,000 in a new time collection system for its payroll system and $159,000 for a major remodel of one of its existing Offices.  Additionally, the Company invested $372,000 in the development of a de novo Office. During the year ended December 31, 2007, the Company invested $667,000 in the purchase of additional property and equipment and $48,000 in the development of de novo Offices. During the year ended December 31, 2006, the Company invested $1.3 million in the purchase of additional property and equipment and $2.0 million in the development of de novo Offices.

For the years ended December 31, 2006, 2007 and 2008, net cash used in financing activities was $2.2 million, $4.9 million and $4.2 million, respectively.  For the year ended December 31, 2008, net cash used in financing activities was comprised of a $2.1 million increase in borrowings under the Credit Facility, $327,000 of proceeds from the exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised. This was offset by $4.4 million for the purchase of Common Stock, $1.4 million for the payment of Common Stock dividends, and $920,000 to pay down the Term Loan. For the year ended December 31, 2007, net cash used in financing activities was comprised of $1.3 million of proceeds from the exercise of Common Stock options and $955,000 from the tax benefit of Common Stock options exercised. This was offset by $4.1 million for the purchase of Common Stock, $1.2 million for the payment of Common Stock dividends, $920,000 to pay down the Term Loan, a $798,000 decrease in borrowings under the Credit Facility and $34,000 in repayments of long-term debt. For the year ended December 31, 2006, net cash used in financing activities was comprised of a $4.6 million increase in borrowings under the Credit Facility and Term Loan, $423,000 of proceeds from the exercise of Common Stock options and $237,000 from the tax benefit of Common Stock options exercised. This was offset by $6.1 million for the purchase of Common Stock, $1.1 million for the payment of Common Stock dividends and $145,000 for the repayment of long-term debt.

On April 22, 2008, the Company amended its Credit Facility.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company’s option.  The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). As of December 31, 2008, the Base Rate was 3.25%. The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.25%.  As of December 31, 2008, the LIBOR Rate was 3.08%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed.  The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan.  The Credit Facility expires on May 31, 2010. The Company historically has renewed the Credit Facility and extended the term of the Credit Facility for one additional year annually in the spring and intends to continue this practice in the spring of 2009.  Given the current state of the credit markets, the Company anticipates increased LIBOR and Base Rate Margins when the Credit Facility is renewed in the spring of 2009.  At December 31, 2008, the Company had $4.4 million outstanding and $2.6 million available for borrowing under the revolving loan. This consisted of $1.2 million outstanding under the Base Rate Option and $3.2 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis.  At December 31, 2008, the Company was in full compliance with all of its covenants under this agreement.

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

Since 2004, the Company has paid the following quarterly cash dividends

Quarterly Dividend
Date Dividend Paid	Paid per Share

April 9, 2004; July 9, 2004; October 8, 2004; January 14, 2005	0.0375
April 8, 2005; July 8, 2005; October 14, 2005; January 13, 2006	0.10
April 14, 2006; July 14, 2006; October 13, 2006; January 12, 2007	0.13
April 13, 2007; July 13, 2007; October 12, 2007; January 11, 2008	0.15
April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A., “Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing” in this Annual Report.

The Company from time to time may purchase its Common Stock on the open market. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares at a price of $15.00 per share through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Board of Directors approved “dutch auction” tender offer, 212,396 shares of its Common Stock at a price of $21.75 per share for total consideration of $4.6 million. During 2007, the Company, in 27 separate transactions, purchased 196,791 shares of its Common Stock for a total consideration of approximately $4.1 million at prices ranging from $18.50 to $24.33 per share. In August 2007, the Company purchased 100,000 shares at a price of $20.75 per share through a private transaction that was approved by the Board of Directors.  In December 2007, the Company purchased 49,204 shares at a price of $21.00 per share through a private transaction that was approved by the Board of Directors.  During 2008, the Company, in 47 separate transactions, purchased 292,538 shares of its Common Stock for total consideration of approximately $4.4 million at prices ranging from $10.47 to $21.00 per share. In February 2008, The Company purchased 3,210 shares at $21.00 per share in a private transaction that was approved by the Board of Directors.   As of December 31, 2008, approximately $887,000 of the previously authorized amount was available for open-market purchases.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The Company adopted the bulletin during 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 during 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to minority interests) in consolidated financial statements.  These statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of SFAS No. 141(R) and SFAS No. 160.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as a result the Company is not impacted by the issuance of FSP No. FAS 157-3.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method.  FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented.  The Company does not expect the application of FSP No. EITF 03-6-1 to have a material impact on its financial position, cash flows and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the application of SFAS 162 will have a material impact on its financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP.  FSP FAS 142-3 is effective for the Company beginning January 1, 2009.  Early adoption is prohibited.  The Company does not expect the application of FSP FAS 142-3 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for the Company beginning January 1, 2009.  Early adoption is encouraged by the FASB.  The Company does not expect the application of SFAS 161 will have a material impact on its financial position, cash flows or results of operations.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on a 59 month Term Loan. The Company elected to designate it as a cash flow hedge.  In 2007 and 2008, the Company recognized, on its balance sheet, approximately $34,000 and $9,000, respectively, of other comprehensive loss to mark down the value of the cash flow hedge net of taxes.

Interest Rate Risk.   The interest payable on the Company’s Credit Facility and a portion of the Term Loan is variable based upon the LIBOR rate and the prime rate and, therefore, affected by changes in market interest rates. At December 31, 2008, $1.3 million (variable portion only) was outstanding under the Term Loan and $3.2 million under the Credit Facility with an interest rate of 3.08% (LIBOR) and $1.2 million was outstanding under the Credit Facility with an interest rate of 3.25% (Prime). The Company may repay the Credit Facility and Term Loan balance in full at any time without penalty.  As a result, the Company does not believe that any reasonably possible near-term changes in interest rates would result in a material effect on future earnings, fair values or cash flows of the Company.  The Company estimates that a 1.0% increase in the interest rate on both the Credit Facility and the Term Loan (based on average amounts outstanding during 2008) would have resulted in additional interest expense of approximately $44,000 for the year ended December 31, 2008.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Birner Dental Management Services, Inc. and subsidiaries’ consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years ended December 31, 2008:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Birner Dental Management Services, Inc.’s internal control over financial reporting as of December 31, 2008, included in Item 9A of this report on Form 10-K and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Denver, Colorado

March 25, 2009

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2008

CURRENT ASSETS:
Cash and cash equivalents	$964,150	$1,234,991
Accounts receivable, net of allowance for doubtful
accounts of $291,827 and $290,688, respectively	3,008,550	2,875,732
Deferred tax asset	178,591	195,091
Income taxes receivable	26,817	-
Prepaid expenses and other assets	620,365	418,653

Total current assets	4,798,473	4,724,467

PROPERTY AND EQUIPMENT, net	4,533,531	3,887,919

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,393,590	10,621,918
Deferred charges and other assets	171,687	160,289

Total assets	$20,897,281	$19,394,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,945,420	$1,551,851
Accrued expenses	1,581,661	1,462,258
Accrued payroll and related expenses	1,456,477	1,714,550
Income taxes payable	-	371,569
Current maturities of long-term debt	920,000	920,000

Total current liabilities	5,903,558	6,020,228

LONG-TERM LIABILITIES:
Deferred tax liability, net	538,093	618,913
Long-term debt, net of current maturities	4,784,511	5,988,202
Other long-term obligations	291,266	259,678

Total liabilities	11,517,428	12,887,021

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares
authorized; 2,123,440 and 1,863,587 shares issued and
outstanding, respectively	3,028,515	-
Retained earnings	6,385,494	6,550,663
Accumulated other comprehensive loss	(34,156)	(43,091)

Total shareholders' equity	9,379,853	6,507,572

Total liabilities and shareholders' equity	$20,897,281	$19,394,593

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006		2007		2008
NET REVENUE:	$33,946,859	(1)	$35,282,984	(1)	$34,522,861	(1)

DIRECT EXPENSES:
Clinical salaries and benefits	8,812,893		9,258,232		9,748,636
Dental supplies	2,279,107		2,316,044		2,370,866
Laboratory fees	2,591,499		2,615,017		2,722,607
Occupancy	4,268,641		4,599,981		4,798,133
Advertising and marketing	797,042		678,488		433,496
Depreciation and amortization	2,192,411		2,541,995		2,445,956
General and administrative	4,603,745		4,593,316		4,731,822
	25,545,338		26,603,073		27,251,516
Contribution from dental offices	8,401,521		8,679,911		7,271,345

CORPORATE EXPENSES:
General and administrative	4,174,889	(2)	4,119,052	(2)	3,687,341	(2)
Depreciation and amortization	131,356		110,270		96,366

Operating income	4,095,276		4,450,589		3,487,638
Interest expense (income), net	226,835		365,140		282,267
Income before income taxes	3,868,441		4,085,449		3,205,371
Income tax expense	1,575,899		1,650,342		1,414,962
Net Income	$2,292,542		$2,435,107		$1,790,409

Net income per share of Common Stock - Basic	$1.01		1.16		0.88

Net income per share of Common Stock - Diluted	$0.93		1.08		0.86

Cash dividends per share of Common Stock	$0.52		0.60		0.68
Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,279,859		2,092,448		2,024,794
Diluted	2,469,540		2,258,108		2,085,889

(1)	Total dental group practice revenue less amounts retained by dental offices. Dental group practice revenue was $57,089,908, $59,386,817 and $59,016,250, respectively, for the twelve months ended December 31, 2006, 2007 and 2008.

(2)	Corporate expense - general and administrative includes $324,120 of equity compensation for a stock award and $329,054 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2006 and $324,120 of equity compensation for a stock award and $405,274 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2007 and $731,607 of stock-based compensation expense pursuant to SFAS 123 (R) for the year ended December 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

     BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

			Other
	Common Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Income	Earnings	Equity

BALANCES, January 1, 2006	2,343,675	$8,980,217	$-	$4,102,450	$13,082,667
Common Stock options exercised	93,847	422,552	-	-	422,552
Purchase and retirement of Common Stock	(305,061)	(6,057,538)	-	-	(6,057,538)
Tax benefit of Common Stock options exercised	-	237,217	-	-	237,217
Dividends declared on Common Stock	-	-	-	(1,187,808)	(1,187,808)
Tender offer expense	-	(44,273)	-	-	(44,273)
Stock based compensation expense	-	653,174	-	-	653,174
Net Income, year-ended December 31, 2006	-	-	-	2,292,542	2,292,542

BALANCES, December 31, 2006	2,132,461	$4,191,349	$-	$5,207,184	$9,398,533
Common Stock options exercised	187,770	1,293,925	-	-	1,293,925
Purchase and retirement of Common Stock	(196,791)	(4,141,188)	-	-	(4,141,188)
Tax benefit of Common Stock options exercised	-	955,035	-	-	955,035
Dividends declared on Common Stock	-	-	-	(1,256,797)	(1,256,797)
Stock based compensation expense	-	729,394	-	-	729,394
Other comprehensive loss	-	-	(34,156)	-	(34,156)
Net Income, year-ended December 31, 2007	-	-	2,435,107	2,435,107	2,435,107
Comprehensive income			2,400,951

BALANCES, December 31, 2007	2,123,440	$3,028,515	$(34,156)	$6,385,494	$9,379,853
Common Stock options exercised	32,685	326,788	-	-	326,788
Purchase and retirement of Common Stock	(292,538)	(4,098,041)	-	(266,786)	(4,364,827)
Tax benefit of Common Stock options exercised	-	11,131	-	-	11,131
Dividends declared on Common Stock	-	-	-	(1,358,454)	(1,358,454)
Stock-based compensation expense	-	731,607	-	-	731,607
Other comprehensive loss	-	-	(8,935)	-	(8,935)
Net Income, year-ended December 31, 2008	-	-	1,790,409	1,790,409	1,790,409
Comprehensive income			1,781,474

BALANCES, December 31, 2008	1,863,587	$-	$(43,091)	$6,550,663	$6,507,572

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,292,542	$2,435,107	$1,790,409
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,323,767	2,652,265	2,542,322
Stock compensation expense	653,174	729,394	731,607
Loss on disposition of property	-	-	885
Provision for doubtful accounts	722,622	664,304	730,129
Provision for (benefit from) deferred income taxes	(62,258)	(94,937)	64,320
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(611,175)	(568,932)	(597,313)
Prepaid expenses and other assets	8,316	(23,082)	201,712
Deferred charges and other assets	(27,615)	10,173	11,398
Accounts payable	(416,578)	296,922	(393,569)
Accrued expenses	296,976	(134,256)	(127,972)
Accrued payroll and related expenses	93,892	(140,293)	258,073
Income taxes payable/receivable	(61,243)	(140,833)	398,386
Other long-term obligations	130,827	(35,284)	(31,588)
Net cash provided by operating activities	5,343,247	5,650,548	5,578,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,251,151)	(666,648)	(753,952)
Development of new dental centers	(1,961,542)	(47,707)	(371,969)
Net cash used in investing activities	(3,212,693)	(714,355)	(1,125,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	21,298,996	20,101,330	23,597,356
Repayments - line of credit	(21,100,190)	(20,899,230)	(21,473,665)
Advances - term loan	4,600,000	-	-
Repayments - term loan	(230,000)	(920,000)	(920,000)
Repayment of long-term debt	(145,150)	(33,561)	-
Proceeds from exercise of Common Stock options	422,552	1,293,925	326,788
Purchase and retirement of Common Stock	(6,101,809)	(4,141,188)	(4,364,828)
Tax benefit of Common Stock options exercised	237,217	955,035	11,132
Common Stock cash dividends	(1,145,726)	(1,216,540)	(1,358,820)
Net cash used in financing activities	(2,164,110)	(4,860,229)	(4,182,037)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(33,556)	75,964	270,841
CASH AND CASH EQUIVALENTS, beginning of period	921,742	888,186	964,150
CASH AND CASH EQUIVALENTS, end of period	$888,186	$964,150	$1,234,991

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended December 31,
	2006	2007	2008
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for interest	$270,427	$462,787	$329,185
Cash paid during the year for income taxes	$1,463,248	$931,076	$956,586
NON-CASH ITEMS:
Loss recognized on interest rate swap (net of taxes)	$-	$34,156	$8,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2006, 2007 and 2008, the Company managed 60, 60 and 61 dental practices (collectively referred to as the ''Offices''), respectively. The Company provides management services, which are designed to improve the efficiency and profitability of the dental practices. These Offices are organized as professional corporations and the Company provides its management activities with the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and de novo developments. The following table highlights the Company’s growth through December 31, 2008 as follows:

		De Novo	Office Consolidations/
	Acquisitions	Developments	Closings

2001 and Prior	42	18	(6)
2002	-	-	-
2003	-	-	-
2004	-	2	(1)
2005	-	2	-
2006	-	4	(1)
2007	-	-	-
2008	-	1	-

Total	42	27	(8)

The Company's operations and expansion strategy are dependent, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)

 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2008.  Such reclassification had no effect on net income.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying statements of income reflect net revenue, which is the amount billed to patients, less dentists', dental hygienists' and dental assistants’ wages. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of hygiene services) including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice.

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

Net Revenue

“Net revenue from consolidated dental offices” represents the ''Total dental group practice revenue'' less amounts retained by the Offices for wages paid by the professional corporations to dentists, dental hygienists and dental assistants. Dentists receive compensation based upon a specified amount per hour worked or a percentage of revenue or collections attributable to their work, and a bonus based upon the operating performance of the Office.

A summary of the components of net revenue for the years ended December 31, 2006, 2007, and 2008 follows:

	Years Ended December 31,
	2006	2007	2008

Total dental group practice revenue	$57,089,908	$59,386,817	$59,016,250
Less - amounts retained by Offices	23,143,049	24,103,833	24,493,389

Net revenue	$33,946,859	$35,282,984	$34,522,861

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

During 2006, 2007 and 2008, 11.4%, 12.2% and 12.8% respectively, of the Company's Revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,544,473, $1,768,893 and $1,762,316 for the years ended December 31, 2006, 2007 and 2008, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $779,294, $883,372 and $780,006 for the years ended December 31, 2006, 2007 and 2008, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.  As of December 31, 2007, the Company determined that intangible assets associated with one Office should be written down approximately $104,000.  This amount was determined by comparing the intangible asset and property and equipment value at the Office to an independent appraised value for that Office.  As a result, the Company recognized an impairment charge of $104,000 as amortization expense in December 2007.

 Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy.  The Company may be exposed to credit risk generally associated with healthcare and retail companies.  The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company has no significant financial instruments with off-

balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

	Years Ended December 31,
	2006			2007			2008
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS:

Net income	$2,292,542	2,279,859	$1.01	$2,435,107	2,092,448	$1.16	$1,790,409	2,024,794	$.88

Diluted EPS:

Net income	$2,292,542	2,469,540	$.93	$2,435,107	2,258,108	$1.08	$1,790,409	2,085,889	$.86

The difference between basic earnings per share and diluted earnings per share for the years ended December 31, 2006, 2007 and 2008 relates to the effect of 189,681, 165,660 and 61,095 respectively, of dilutive shares of Common Stock from stock options and warrants which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by SFAS 128. For the years ended December 31, 2006, 2007 and 2008 options to purchase 85,500, 13,700 and 277,079 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive income per share because their effect was anti-dilutive.

Comprehensive Income

The FASB issued SFAS 130 “Reporting Comprehensive Income” in June 1997 which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.  For 2006 net income and comprehensive income were the same.  In 2007 and 2008, the Company recognized, on its balance sheet, approximately $34,000 and $9,000, respectively, of other comprehensive loss to mark down the value of the cash flow hedge net of taxes.

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

Stock-Based Compensation Plans

The Company follows SFAS 123(R) to account for stock based compensation plans. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the years ended December 31, 2006, 2007 and 2008 was approximately $329,000, $405,000 and $732,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2008 for the expected option term. The expected option term in 2006 and 2007 was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107. The expected option term in 2008 was calculated based on historical experience.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The Company adopted the bulletin during 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 during 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to minority interests) in consolidated financial statements.  These statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of SFAS No. 141(R) and SFAS No. 160.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as a result the Company is not impacted by the issuance of FSP No. FAS 157-3.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method.  FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented.  The Company does not expect the application of FSP No. EITF 03-6-1 to have a material impact on its financial position, cash flows and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the application of SFAS 162 will have a material impact on its financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP.  FSP FAS 142-3 is effective for the Company beginning January 1, 2009.  Early adoption is prohibited.  The Company does not expect the application of FSP FAS 142-3 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for the Company beginning January 1, 2009.  Early adoption is encouraged by the FASB.  The Company does not expect the application of SFAS 161 will have a material impact on its financial position, cash flows or results of operations.

Reclassifications and Correcting Entries

Certain reclassifications have been made to the 2006 and 2007 financial statement presentation to conform to the 2008 presentation.

Effective April 1, 2008, the Company reclassified dentist and hygiene contract labor expenses from clinical salaries and benefits to net revenue and adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $599,000, $600,000 and $759,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective July 1, 2008, the Company reclassified dental assistant wages from clinical salaries and benefits to net revenue and adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $4.8 million, $4.9 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In January 2009, the Company identified an accounting error which understated deferred revenue and overstated Revenue by a total of approximately $247,000 over the seven year period from 2001 to 2007 as shown in the table below:

	Pre-tax
	overstatement	Tax	Decrease in
	of Revenue	effect	net income

2001	$ 3,494	$ 1,139	$ 2,355
2002	46,237	17,477	28,760
2003	47,724	18,660	29,064
2004	51,070	20,122	30,948
2005	43,393	15,838	27,555
2006	51,318	20,886	30,432
2007	3,640	1,450	2,190

Total	$ 246,876	$ 95,572	$ 151,304

The Company has corrected this overstatement of Revenue through its retained earnings balance as of January 1, 2006 and has adjusted its Revenue and its deferred revenue liability in its financial statements for all periods presented.

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

(4)

PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2008

Dental equipment	$6,172,799	$6,326,917
Furniture and fixtures	1,211,575	1,274,620
Leasehold improvements	7,643,717	8,156,458
Computer equipment, software and related items	2,000,916	1,928,638
Instruments	881,162	988,817
	17,910,169	18,675,450

Less - accumulated depreciation	(13,376,638)	(14,787,531)

Property and equipment, net	$4,533,531	$3,887,919

Depreciation expense was $1,544,473, $1,768,893 and $1,762,316 for the years ended December 31, 2006, 2007 and 2008, respectively.

(5)

INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2007	2008

Management agreements	25 years	$18,731,957	$18,740,290
Less - accumulated amortization		(7,338,367)	(8,118,372)

Intangible assets, net		$11,393,590	$10,621,918

Amortization expense was $779,294, $883,372 and $780,005 for the years ended December 31, 2006, 2007 and 2008, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2009	$780,060
2010	780,060
2011	780,060
2012	780,060
2013	780,060

$3,900,300

(6)

DEBT

Debt consists of the following:

	December 31,
	2007	2008

Revolving credit agreement with a bank not to exceed
$7.0 million, at either, or a combination of, lender’s
Base Rate (7.25% at December 31, 2007) or a LIBOR rate
Plus 1.25% (6.5% at December 31, 2007), collateralized by the
Company’s accounts receivable and Management Agreements, due in
May 2009.	$2,254,511	-

Revolving credit agreement with a bank not to exceed
$7.0 million, at either, or a combination of, lender’s
Base Rate (3.25% at December 31, 2008) or a LIBOR rate
Plus 1.25% (3.08% at December 31, 2008), collateralized by the
Company’s accounts receivable and Management Agreements, due in
May 2010.	-	$4,378,202

$4.6 Term Loan with a bank, $2.3 was borrowed at a fixed rate of 7.05%
and the remaining was borrowed at a floating intereste rate of
LIBOR plus 1.5% (5.79% at December 31, 2008), the principal is paid back in 20 equal quarterly payments of approximately $230,000 plus interest beginning December 31, 2006, collateralized by the
Company’s accounts receivable and Management Agreements,
matures on September 30, 2011.	3,450,000	2,530,000

	5,704,511	6,908,202
Less - current maturities	(920,000)	(920,000)

Long-term debt, net of current maturities	$4,784,511	$5,988,202

 Credit Facility

On April 22, 2008, the Company amended its Credit Facility.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at a LIBOR rate plus a LIBOR Rate Margin, at the Company’s option.  The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%). The LIBOR option computes interest at the LIBOR Rate as of the date such LIBOR Rate loan was made plus a LIBOR Rate Margin of 1.25%. A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter will also be assessed.  The Company may prepay any Base Rate Loan at any time and any LIBOR Rate Loan upon not less than three business days prior written notice given to the lender, but the Company will be responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR Rate loan.  The Credit Facility expires on May 31, 2010. The Company historically has renewed the Credit Facility and extended the term of the Credit Facility for one additional year annually in the spring and intends to continue this practice in the spring of 2009.  Given the current state of the credit markets, the Company anticipates increased LIBOR and Base Rate Margins when the Credit Facility is renewed in the spring of 2009.  At December 31, 2008, the Company had $4.4 million outstanding and $2.6 million available for borrowing under the revolving loan. This consisted of $1.2 million outstanding under the Base Rate Option and $3.2 million outstanding under the LIBOR Rate option. The Credit Facility requires the Company to maintain certain financial ratios on an ongoing basis.  At December 31, 2008, the Company was in full compliance with all of its covenants under this agreement.

Term Loan

On October 5, 2006, the Company accepted for payment, at a purchase price of $21.75 per share, 212,396 shares of its Common Stock that were properly tendered and not withdrawn pursuant to the Company’s “dutch auction” tender offer. The 212,396 shares purchased were comprised of the 175,000 shares the Company offered to purchase and 37,396 shares that were purchased pursuant to the Company's right to purchase up to an additional 2% of the outstanding shares as of August 31, 2006, without extending the tender offer in accordance with applicable securities laws. These shares represented approximately 9.2% of the shares outstanding as of September 30, 2006. The tender offer was funded from a $4.6 million Term Loan. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of Libor plus 1.5%. The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2006. At December 31, 2008, the Company had $2.5 million outstanding under the Term Loan. The Term Loan matures on September 30, 2011. At December 31, 2008, the Company was in full compliance with all of its covenants under the Term Loan.

The interest rate on one-half of the principle amount of the Term Loan has been fixed with a fixed-for-floating interest rate swap. The Company has elected to designate this fixed-for-floating interest rate swap as a cash flow hedge under SFAS No. 133.

The scheduled maturities of debt are as follows:

Year	Amount

2009	$920,000
2010	5,298,202
2011	690,000

$6,908,202

(7)

SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market. During 2006, the Company, in 67 separate transactions, purchased 305,161 shares of its Common Stock for total consideration of approximately $6.1 million at prices ranging from $15.00 to $21.75 per share. In April 2006, the Company purchased 54,250 shares through a private transaction that was approved by the Board of Directors. On October 5, 2006, the Company purchased, through a Board of Directors approved Dutch Auction tender offer, 212,396 shares of its Common Stock at $21.75 for total consideration of $4.6 million. During 2007, the Company, in 27 separate transactions, purchased 196,791 shares of its Common Stock for a total consideration of approximately $4.1 million at prices ranging from $18.50 to $24.33 per share. In August 2007, the Company purchased 100,000 shares at $20.75 per share in a private transaction that was approved by the Board of Directors.  In December 2007, the Company purchased 49,204 shares at $21.00 per share in a private transaction that was approved by the Board of Directors.  During 2008, the Company, in 47 separate transactions, purchased 292,538 shares of its Common Stock for total consideration of approximately $4.4 million at prices ranging from $10.47 to $21.00 per share.  In February 2008, The Company purchased 3,210 shares at $21.00 per share in a private transaction that was approved by the Board of Directors.  As of December 31, 2008, approximately $887,000 of the previously authorized amount was available for open-market purchases.

Due to the Company buying back common stock at prices higher than the issue price, the Company’s Common Stock balance would have been reduced to a negative $266,786 as of December 31, 2008, however, the Company recognized this negative balance as a reduction of retained earnings on the balance sheet.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”).  The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2008, there were 32,898 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of December 31, 2008, there were 119,986 vested options outstanding, 201,030 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of December 31, 2008, there were 135,000 vested options and 10,500 unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2006	2007	2008

Expected life	5.0 (1)	4.5 (1)	3.7 (2)
Risk-free interest rate (3)	4.76%	4.71%	2.11%
Expected volatility (4)	53%	58%	58%
Expected dividend yield	2.86%	3.07%	4.06%
Expected forfeiture (5)	5.09	5.37%	4.81%

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

(5) Beginning on the date of adoption of SFAS 123(R), January 1, 2006, forfeitures are estimated based on historical experience.  Prior to the adoption of SFAS 123(R), forfeitures were recorded as they occurred.

A summary of stock option activity as of December 31, 2006, 2007 and 2008, and changes during the years then ended, are presented below:

				Weighted-
		Weighted-		Average	Aggregate
	Number of	Average		Remaining	Intrinsic
	Options/	Exercise	Range of	Contractual	Value
	Warrants	Price	Exercise Prices	Term (years)	(thousands)
Balance at December 31, 2005	655,382	$10.42	$1.00 - $19.37	4.2	$6,828
Granted	49,700	$17.49	$14.81 - $19.75
Exercised	93,847	$4.50	$1.00 - $13.00
Forfeited	48,000	$15.10	$12.50 - $17.61

Balance at December 31, 2006	563,235	$11.63	$4.80 - $19.75	3.7	$6,550
Granted	20,000	$21.49	$19.50 - $21.85
Exercised	187,769	$6.89	$4.80 - $17.61
Canceled	18,333	$14.74	$9.66 - $17.61

Balance at December 31, 2007	377,133	$14.36	$5.50 - $21.85	3.7	$2,677
Granted	147,000	$17.63	$10.20 - $21.00
Exercised	32,685	$10.00	$5.50 - $19.54
Canceled	24,932	$17.15	$12.50 - $20.02

Balance at December 31, 2008	466,516	$15.55	$7.88 - $21.85	3.8	$273

Exercisable at December 31, 2006	304,870	$7.95	$4.80 - $19.37	2.1	$2,425

Exercisable at December 31, 2007	213,688	$12.25	$5.50 - $19.75	2.8	$1,963

Exercisable at December 31, 2008	254,986	$13.87	$7.88 - $21.85	2.2	$262

The weighted average grant date fair value of options granted was $7.00, $9.02 and $6.35 per option during the years ended December 31, 2006, 2007 and 2008, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2006, 2007 and 2008 were $423,000, $1,294,000 and $327,000, respectively. The associated income tax benefit from stock options exercised during the year ended December 31, 2006, 2007 and 2008, respectively was $237,000, $955,000 and $11,000, respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $1.3 million, $2.7 million and $245,000, respectively. As of December 31, 2008, there was $1.1 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

 The following table summarizes information about the options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable

	Number of	Weighted		Number of
	Options	Average		Options
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range of Exercise	December 31,	Contractual	Average	December 31,	Average
Prices	2008	Life	Exercise Price	2008	Exercise Price

$6.56 — 8.74	44,000	0.6	$7.88	44,000	$7.88
8.75 — 10.92	81,000	2.1	9.79	71,000	9.74
10.93 — 13.11	63,500	5.1	11.98	20,000	12.50
13.12 — 15.29	19,666	5.2	14.50	8,000	14.91
17.49 — 19.66	146,850	3.3	18.63	104,318	18.84
19.67 — 21.85	111,500	5.9	20.91	7,668	21.30

$6.56 — 21.85	466,516	3.8	$15.55	254,986	$13.87

Restricted Stock

On July 1, 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer (the “Employee”).  As of December 31, 2008, all of the compensation expense related to the restricted stock grant has been recognized.

A summary of the vesting status of the shares of restricted stock as of December 31, 2007 and 2008, and the changes during the 12 months then ended, is presented below:

		Weighted-
	Number of	Average
	Restricted	Grant-Date
	Stock Shares	Fair Value
Non-vested at December 31, 2006	40,000	$13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-

Non-vested at December 31, 2007	20,000	13.51
Granted	-	-
Vested	(20,000)	13.51
Forfeited	-	-

Non-vested at December 31, 2008	-	-

(8)

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $3,378,072, $3,697,399 and $3,891,143 for the years ended December 31, 2006, 2007, and 2008, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

Years ending, December 31,
2009	$3,060,227
2010	2,473,199
2011	1,599,840
2012	1,033,351
2013	431,339
Thereafter	16,523

$8,614,479

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

Income tax expense for the years ended December 31 consists of the following:

	2006	2007	2008
Current:
Federal	$1,455,771	$1,737,943	$1,167,494
State	183,135	130,503	183,149
	1,638,906	1,868,446	1,350,643
Deferred:
Federal	(52,675)	(191,493)	67,829
State	(10,332)	(26,611)	(3,510)
	(63,007)	(218,104)	64,319

Total income tax expense	$1,575,899	$1,650,342	$1,414,962

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2006	2007	2008

Statutory federal income tax
expense	34.0%	34.0%	34.0%
State income tax expense	4.0	3.5	4.0
Effect of permanent differences -
Travel and entertainment expenses	0.4	0.3	0.5
Share based compensation	3.0	2.9	5.6
Other	(0.7)	(0.3)	-
	40.7%	40.4%	44.1%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheet as follows:

	December 31,
	2007	2008

Deferred tax assets current:
Accruals not currently deductible	$67,989	$84,629
Allowance for doubtful accounts	110,602	110,462
	178,591	195,091
Deferred tax assets long-term:
Depreciation for tax under books	1,237,980	1,182,869
Stock option compensation	-	89,785
	1,237,980	1,272,654
Deferred tax liabilities long-term:
Intangible asset amortization for tax
over books	(1,776,073)	(1,891,567)
	(1,776,073)	(1,891,567)

Net deferred tax asset (liability)	$(359,502)	$(423,822)

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s significant deferred tax assets are related to: Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books, the tax effect of the deferred revenue adjustment and stock option timing differences between book and tax.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s significant deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

 In 2006, 2007 and 2008, tax benefits associated with the exercise of stock options reduced taxes payable by approximately $237,000, $955,000 and $11,000, respectively, and increased equity by the same amount.

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

At the adoption date of January 1, 2007 and at December 31, 2008, the Company had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. The tax years 2005-2008 remain open to examination by taxing jurisdictions to which the Company is subject. An Internal Revenue Service report issued in July 2006 made no changes to the Company’s federal income tax return for 2004. No other federal or state examinations are ongoing or have been performed in the past three years.

(10)

BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/stock bonus plan, which was established April 1, 1997. Eligible employees may make voluntary contributions to the plan. Effective November 1, 2005, the Company announced that it would start matching 20% of the first 6% of each employee’s contribution.  Effective April 1, 2007, the Company announced that it would increase this match to 40% of the first 6% of each employee’s contribution.  The Company contributed $89,000, $191,000 and $207,000 towards the plan for the years ended December 31, 2006, 2007 and 2008, respectively.  In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. For the years ended December 31, 2006, 2007 and 2008 the Company did not make any profit sharing contributions.

Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance, and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(11)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company. As of December 31, 2007 and 2008, the Company has recognized, on its balance sheet, approximately $34,000 and $9,000 (net of taxes), respectively, of other comprehensive loss to mark down the value of the Company’s interest rate swap designated as a cash flow hedge.  As required by SFAS 157, the Company calculated the value of the cash flow hedge using Level II inputs.

(12)

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 The following summarizes certain quarterly results of operations:

				Net Income
				Per Share of
		Contribution		Common
		From Dental		Stock-
	Net Revenue	Offices	Net Income	Diluted
2006 quarter ended:
31-Mar-06	$8,790,497	$2,284,349	$694,717	$0.27
30-Jun-06	8,722,355	2,222,593	615,558	0.25
30-Sep-06	8,358,420	2,034,115	625,196	0.25
31-Dec-06	8,075,589	1,860,466	357,071	0.15

	$33,946,859	$8,401,521	$2,292,542	$0.93

2007 quarter ended:
31-Mar-07	$9,446,584	$2,684,483	$780,579	$0.34
30-Jun-07	9,027,811	2,222,483	611,941	0.26
30-Sep-07	8,640,137	2,077,900	635,040	0.28
31-Dec-07	8,168,452	1,695,045	407,547	0.19

	$35,282,984	$8,679,911	$2,435,107	$1.08

2008 quarter ended:
31-Mar-08	$8,946,997	$1,967,966	$517,557	$0.24
30-Jun-08	8,793,227	1,747,015	450,198	0.21
30-Sep-08	8,763,895	1,957,496	500,147	0.24
31-Dec-08	8,018,742	1,598,868	322,507	0.17

	$34,522,861	$7,271,345	$1,790,409	$0.86

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2008.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2008, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2008 fiscal year with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2008 fiscal year with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2008 fiscal year with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2008 fiscal year with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the 2008 fiscal year with the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -
As of December 31, 2007 and 2008

Consolidated Statements of Income -
Years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows -
Years ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II - Valuation and Qualifying Accounts -
Three Years Ended December 31, 2008

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

a Colorado corporation

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 27, 2009
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 27, 2009
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	March 27, 2009
Dennis N. Genty	Treasurer (Principal Financial and Accounting
Officer)

/s/ Mark A. Birner	President and Director	March 27, 2009
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	March 27, 2009
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 27, 2009
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 27, 2009
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2006, 2007 and 2008 included in this Form 10-K and have issued our report thereon dated March 25, 2009.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  This Schedule II – Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The information included in this schedule for the years ended December 31, 2006, 2007 and 2008 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado,

March 25, 2009

Birner Dental Management Services, Inc, and Subsidiaries

Financial Statements Schedule

II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Charged to
	beginning of	costs and		Balance at end
Description	period	expenses	Deductions*	of period

2008	$291,827	$730,129	$731,288	$290,668
2007	$288,513	$664,304	$660,990	$291,827
2006	$261,031	$722,622	$695,140	$288,513

*

Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on
September 25, 1997.
10.1	Form of Indemnification Agreement entered into between the Registrant and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.2	Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 19, 2005.
10.14	Form of Managed Care Contract with Prudential, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.15	Form of Managed Care Contract with PacifiCare, incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.18	Form of Management Agreement, incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.20	Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.23	Birner Dental Management Services, Inc. 1995 Employee Stock Option Plan, including forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement under the Employee Plan, ncorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.25	Profit Sharing 401(k)/Stock Bonus Plan of the Registrant, incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.26	Form of Stock Transfer and Pledge Agreement with Mark Birner, D.D.S., incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.
10.27	Stock Purchase, Pledge and Security Agreement, dated October 27, 1997, between the Company and William Bolton, D.D.S., incorporated herein by reference to Exhibit 10.27 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.
10.43	Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2003 between the Registrant and Key Bank National Association, incorporated herein as Exhibit 10.43 to the Company’s Form 10-K for the annual period ended December 31, 2003.
10.47	Fourth Amendment to Second Amended and Restated Credit Agreement dated August 31, 2006 between the Registrant and Key Bank of Colorado, incorporated herein as Exhibit 10.47 of the Company’s Form 10-K for the annual period ended December 31, 2006.
10.48	Sixth Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2008 between the Registrant and Key Bank National Association, incorporated herein by reference to Exhibit 10.1 of the
Company’s Form 10-Q for the quarter ended March 31, 2008.

23*	Hein & Associates LLP consent dated March 25, 2009.

*  Filed with this Form 10-K.

Exhibit
Number		Description of Document

31.1	*	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	*	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	*	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Form 10-K.