Form 10-Q
period 2009-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2009-05-14
CIK 948072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes               No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer                 Accelerated filer

 Non-accelerated filer

              Smaller reporting company    X

(Do not check if a smaller

     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 11, 2009
Common Stock, without par value	1,854,649

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of December 31, 2008	3
and March 31, 2009 (Unaudited)

Unaudited Condensed Consolidated Statements of Income for the Quarters	4
Ended March 31, 2008 and 2009

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and	5
Comprehensive Income as of March 31, 2009

Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters	6
Ended March 31, 2008 and 2009

Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures	24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2008	2009
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,234,991	$1,265,726
Accounts receivable, net of allowance for doubtful accounts of $290,688 and $280,026, respectively	2,875,732	3,132,356
Deferred tax asset	195,091	251,929
Prepaid expenses and other assets	418,653	678,046

Total current assets	4,724,467	5,328,057

PROPERTY AND EQUIPMENT, net	3,887,919	3,534,366

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,621,918	10,435,236
Deferred charges and other assets	160,289	151,956

Total assets	$19,394,593	$19,449,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,551,851	$1,558,785
Accrued expenses	1,462,258	1,502,776
Accrued payroll and related expenses	1,714,550	2,300,634
Income taxes payable	371,569	756,650
Current maturities of long-term debt	920,000	920,000

Total current liabilities	6,020,228	7,038,845

LONG-TERM LIABILITIES:
Deferred tax liability, net	618,913	619,778
Long-term debt, net of current maturities	5,988,202	4,580,000
Other long-term obligations	259,678	242,745

Total liabilities	12,887,021	12,481,368

SHAREHOLDERS' EQUITY:
Preferred Stock; no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,863,587 and 1,857,481 shares issued and outstanding, respectively	-	-
Treasury Stock purchased in excess of Common Stock basis	(266,786)	(171,671)
Retained earnings	6,817,449	7,178,704
Accumulated other comprehensive loss s	(43,091)	(38,786)

Total shareholders' equity	6,507,572	6,968,247

Total liabilities and shareholders' equity	$19,394,593	$19,449,615

** Derived from the Company's audited consolidated balance sheet at December 31, 2008.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2008		2009

NET REVENUE:	$8,946,997	(1)	$9,040,511	(1)

DIRECT EXPENSES:
Clinical salaries and benefits	2,667,975		2,576,545
Dental supplies	594,185		539,149
Laboratory fees	652,713		637,962
Occupancy	1,185,680		1,213,926
Advertising and marketing	107,449		84,932
Depreciation and amortization	601,014		617,610
General and administrative	1,170,015		1,161,960
	6,979,031		6,832,084

Contribution from dental offices	1,967,966		2,208,427

CORPORATE EXPENSES:
General and administrative	941,104	(2)	975,189	(2)
Depreciation and amortization	23,469		22,389

Operating income	1,003,393		1,210,849

Interest expense	77,628		42,415

Income before income taxes	925,765		1,168,434
Income tax expense	408,208		491,408

Net income	$517,557		$677,026

Net income per share of Common Stock - Basic	$0.25		$0.36

Net income per share of Common Stock - Diluted	$0.24		$0.36

Cash dividends per share of Common Stock	$0.17		$0.17

Weighted average number of shares of Common Stock and dilutive securities:
Basic	2,111,085		1,860,320

Diluted	2,200,230		1,883,528

(1)	Total dental group practice revenue less amounts retained by dental offices. Dental group practice revenue was $15,254,252 for the three months ended March 31, 2008, and $15,341,714 for the three months ended March 31, 2009.
(2)	Corporate expense - general and administrative includes $173,413 related to stock-based compensation expense in the three months ended March 31, 2008, and $164,178 related to stock-based compensation expense in the three months ended March 31, 2009.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

			Treasury Stock
	Common Stock		Purchased in excess of	Comprehensive	Retained	Shareholders'
	Shares	Amount	Common Stock Basis	Income	Earnings	Equity

BALANCES, December 31, 2008	1,863,587	$-	$(266,786)	$(43,091)	$6,817,449	$6,507,572
Purchase and retirement of Common Stock	(6,106)	-	(69,063)	-	-	(69,063)
Dividends declared on Common Stock	-	-	-	-	(315,771)	(315,771)
Stock-based compensation expense	-	-	164,178	-	-	164,178
Other comprehensive income	-	-	-	4,305	-	4,305
Net income, three months ended March 31, 2009	-	-	-	677,026	677,026	677,026
Comprehensive income				681,331

BALANCES, March 31, 2009	1,857,481	$-	$(171,671)	$(38,786)	$7,178,704	$6,968,247

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$517,557	$677,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624,483	639,999
Stock compensation expense	173,413	164,178
Provision for doubtful accounts	169,104	163,602
Provision for (benefit from) deferred income taxes	(90,848)	(55,973)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(634,320)	(420,226)
Prepaid expenses and other assets	(394,287)	(259,393)
Deferred charges and other assets	10,254	8,333
Accounts payable	(54,764)	6,934
Accrued expenses	(114,850)	46,150
Accrued payroll and related expenses	641,352	586,084
Income taxes payable	475,733	385,081
Other long-term obligations	(2,848)	(16,933)
Net cash provided by operating activities	1,319,979	1,924,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(419,382)	(99,763)
Development of new de novo offices	(31,946)	-
Net cash used in investing activities	(451,328)	(99,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	5,614,080	3,821,758
Repayments – line of credit	(5,784,804)	(4,999,960)
Repayments – term loan	(230,000)	(230,000)
Proceeds from exercise of Common Stock options	138,018	-
Purchase and retirement of Common Stock	(521,949)	(69,063)
Tax benefit of Common Stock options exercised	23,322	-
Common Stock cash dividends	(317,466)	(317,099)
Net cash used in financing activities	(1,078,799)	(1,794,364)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(210,148)	30,735
CASH AND CASH EQUIVALENTS, beginning of period	964,150	1,234,991
CASH AND CASH EQUIVALENTS, end of period	$754,002	$1,265,726

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2008	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the quarter for interest	$94,812	$54,968
Cash paid during the quarter for income taxes	$-	$-

NON-CASH ITEMS:

Gain/(Loss) recognized on interest rate swap (net of taxes)	$(18,844)	$4,305

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

(1)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Effective April, 1, 2008, the Company reclassified dentist and dental hygienist contract labor expenses from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $71,000 and $185,000 for the quarters ended March 31, 2009 and 2008, respectively.

Effective July 1, 2008, the Company reclassified dental assistant wages from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $1.2 million and $1.3 million for the quarters ended March 31, 2009 and 2008, respectfully.

Due to the Company’s repurchases of Common Stock at prices higher than the original issue price, the Company’s Common Stock balance would have been reduced to a negative $266,786 and a negative $171,671 as of December 31, 2008 and March 31, 2009, respectively.  The Company reclassified this negative balance to Treasury Stock purchased in excess of Common Stock basis on the balance sheet.  Note that on the 10-K filing, the negative Common Stock amount of $266,786 was offset against retained earnings.

(2)

SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $195,015 and $194,959 for the quarters ended March 31, 2009 and 2008, respectively.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statements of income for the quarters ended March 31, 2009 and 2008 was approximately $164,000 and $173,000, respectively. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2009 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2009 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Beginning January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The Company adopted SFAS No. 157 during 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 during 2008. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to minority interests) in consolidated financial statements.  The Company adopted SFAS No. 141R and SFAS No. 160 on January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP”). This FSP clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as a result the Company is not impacted by the issuance of this FSP.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method.  The Company adopted FSP No. EITF 03-6-1 on January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R).  The Company adopted FSP FAS 142-3 on January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company adopted SFAS 161 on January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements, resulting only in additional disclosures.

(3)

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share.

	Quarters Ended March 31,
	2008			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income available to shares of Common Stock	$517,557	2,111,085	$0.25	$677,026	1,860,320	$0.36

Effect of dilutive shares of Common Stock from stock options and warrants	-	89,145	(0.01)	-	23,208	-

Diluted EPS:
Net income available to shares of Common Stock	$517,557	2,200,230	$0.24	$677,026	1,883,528	$0.36

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2009 and 2008 relates to the effect of 23,208 and 89,145 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended March 31, 2009 and 2008, options to purchase 329,916 and 75,462 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(4)

STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve 425,000 shares of Common Stock for issuance. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of March 31, 2009, there were 35,898 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2009, there were 149,555 vested options, 168,461 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of March 31, 2009, there were 135,000 vested options and 9,000 unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended
	March 31,
Valuation Assumptions	2008	2009

Expected life (1)	4.1	3.2
Risk-free interest rate (2)	2.30%	1.30%
Expected volatility (3)	58%	69%
Expected dividend yield	3.28%	6.33%
Expected Forteiture (4)	2.00%	4.97%

_____________________________

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures of options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as they occur. Forfeitures of options granted since the Company’s adoption of SFAS 123(R) are estimated based on historical experience.

A summary of option activity as of March 31, 2009, and changes during the quarter then ended, is presented below:

				Weighted-
		Weighted-		Average	Aggregate
		Average		Remaining	Intrinsic
	Number of	Exercise	Range of	Contractual	Value
	Options	Price	Exercise Prices	Term (years)	(thousands)
Outstanding at December 31, 2008	466,516	$15.55	$7.88 - $21.85	3.8	273
Granted	19,000	$10.75	$10.75 - $10.75
Exercised	-	$-	-
Forfeited	(23,500)	$16.16	$11.50 - $20.02

Outstanding at March 31, 2009	462,016	$15.32	$7.88 - $21.85	3.6	$312

Exercisable at March 31, 2009	284,555	$14.69	$7.88 - $21.85	2.38	$285

The weighted average grant date fair values of options granted were $3.69 per option and $7.76 per option during the quarters ended March 31, 2009 and 2008, respectively.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2009 and 2008 were zero and $138,018, respectively. The associated income tax benefit from stock options exercised during the quarters ended March 31, 2009 and 2008 was zero and $23,322, respectively. As of the date of exercise, the total intrinsic values of options exercised during the quarters ended March 31, 2009 and 2008 were zero and $80,886, respectively. As of March 31, 2009, there was $1.1 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.74 years.

(5)

DIVIDENDS

Since March 9, 2004, the Company has declared and paid the following quarterly cash dividends.

Quarterly Dividend Paid
Date Dividend Paid	per Share

April 9, 2004; July 9, 2004; October 8, 2004; January 14, 2005	0.0375
April 8, 2005; July 8, 2005; October 14, 2005; January 13, 2006	0.10
April 14, 2006; July 14, 2006; October 13, 2006; January 12, 2007	0.13
April 13, 2007; July 13, 2007; October 12, 2007; January 11, 2008	0.15
April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17
April 10, 2009	0.17

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

(6)      LINE OF CREDIT

On April 22, 2008, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2009, the Company had $3.2 million outstanding under the LIBOR rate option and $3.8 million available for borrowing under the Credit Facility. As of March 31, 2009, the LIBOR rate was 1.81%.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At March 31, 2009, the Company was in full compliance with all of its covenants under the Credit Facility.

(7)

TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of March 31, 2009, the rate was 2.06%. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of March 31, 2009, $1.15 million was outstanding at the fixed rate of 7.05% and $1.15 million was outstanding at LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At March 31, 2009, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The company elected to designate the swap as a cash flow hedge under SFAS No. 133.  In March 2009, the Company recognized, on its balance sheet, approximately $4,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by SFAS 157, the Company calculated the value of the cash flow hedge using Level II inputs.

(8)     OTHER

The Company’s retained earnings as of March 31, 2009 were approximately $7.2 million, and the Company had a working capital deficit on that date of approximately $1.7 million. During the three months ended March 31, 2009, the Company had capital expenditures of approximately $100,000, paid dividends of approximately $317,000 and purchased approximately $69,000 of Common Stock while decreasing total bank debt by approximately $1.4 million.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, this report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2008 and 2009. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 61 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 36 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company’s growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets. The Company’s growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff, through development of de novo Offices and selective acquisitions.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no changes to these policies since the filing of that report.

Components of Revenue and Expenses

Total dental group practice revenue (“Revenue”) represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices.  Revenue is a non-GAAP measure.  See the reconciliation of Revenue to Net Revenue on page 17.  The Company’s Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

Net revenue represents Revenue less amounts retained by the Offices. The amounts retained by the Offices represent amounts paid as compensation to employed dentists, dental hygienists and dental assistants. The Company’s net revenue is dependent on the Revenue of the Offices. Direct expenses consist of the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits for personnel other than dentists, dental hygienists and dental assistants, dental supplies, dental laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, advertising, development and professional services to the Offices.

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

Under the typical Management Agreement used by the Company, the P.C. pays the Company a management fee equal to the “Adjusted Gross Center Revenue” of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee.  The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services at each Office under the Management Agreement, including (i) salaries, benefits and other direct costs of employees who work at the Office (other than dentists’, dental hygienists’ and dental assistants’ salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company, including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue.  As a result, substantially all costs associated with the provision of dental services at the Offices are borne by the Company, except for the compensation of the dentists, dental hygienists and dental assistants who work at the Offices of the P.C.s. This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years. Further, each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

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

Results of Operations

For the quarter ended March 31, 2009, Revenue increased $87,000, or 0.6% to $15.3 million.  For the quarter ended March 31, 2009, net revenue increased $94,000, or 1.0% to $9.0 million compared to $8.9 million for quarter ended March 31, 2008.  This increase is attributable to an increase in same store net revenue from specialty dentistry of $94,000 along with a de novo Office the Company opened in May 2008 producing $45,000 in net revenue offset by a decrease in same store net revenue from general dentistry of $46,000.  Despite a slight increase in net revenue for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, the Company believes it continues to experience a general weakness in the economy in its markets.

For the quarter ended March 31, 2009, net income increased 30.8% to $677,000, or $.36 per share compared to $518,000, or $.24 per share for the quarter ended March 31, 2008.

The Company continues to generate strong cash flow from operations.  During the quarter ended March 31, 2009, the Company purchased $69,000 of its outstanding Common Stock, invested $100,000 in capital expenditures, paid $317,000 in dividends, and repaid $230,000 of the Term Loan while decreasing the amount outstanding under its Credit Facility by $1.2 million.

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $214,000, or 11.9% to $2.0 million for the quarter ended March 31, 2009 compared to $1.8 million for the quarter ended March 31, 2008. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table.

	Quarters
	Ended March 31,
	2008	2009
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$517,557	$677,026
Add back:
Depreciation and amortization - Offices	601,014	617,610
Depreciation and amortization - Corporate	23,469	22,389
Stock-based compensation expense	173,413	164,178
Interest expense, net	77,628	42,415
Income tax expense	408,208	491,408

Adjusted EBITDA	$1,801,289	$2,015,026

Revenue is total dental group practice revenue generated at the Company’s Offices from professional services provided to its patients. Amounts retained by dental Offices represent compensation expense to the dentists, dental hygienists and dental assistants and is subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a U.S. generally accepted accounting principles (“GAAP”) measure. The Company discloses Revenue and believes it is useful to investors because it is a critical component for management’s evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance that is calculated in accordance with generally accepted accounting principles. The following table reconciles Revenue to net revenue.

	Quarters Ended
	March 31,
	2008	2009

Total dental group practice revenue	$15,254,252	$15,341,714
Less - amounts retained by dental Offices	(6,307,255)	(6,301,203)

Net revenue	$8,946,997	$9,040,511

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

	Quarters Ended
	March 31,
	2008	2009

NET REVENUE:	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	29.8%	28.5%
Dental supplies	6.6%	6.0%
Laboratory fees	7.3%	7.1%
Occupancy	13.3%	13.4%
Advertising and marketing	1.2%	0.9%
Depreciation and amortization	6.7%	6.8%
General and administrative	13.1%	12.9%
	78.0%	75.6%

Contribution from dental offices	22.0%	24.4%

CORPORATE EXPENSES:
General and administrative	10.5%	10.8%
Depreciation and amortization	0.3%	0.2%

Operating income	11.2%	13.4%

Interest expense	0.9%	0.5%

Income before income taxes	10.3%	12.9%
Income tax expense	4.6%	5.4%

Net income	5.8%	7.5%

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008:

Net revenue. For the quarter ended March 31, 2009, net revenue increased $94,000, or 1.0%, to $9.0 million compared to $8.9 million for the quarter ended March 31, 2008. This increase is attributable to an increase in same store net revenue from specialty dentistry of $94,000 offset by a decrease in same store net revenue from general dentistry of $46,000.  A de novo Office that opened in May 2008 contributed $45,000 of additional net revenue.

Clinical salaries and benefits. For the quarter ended March 31, 2009, clinical salaries and benefits decreased $91,000, or 3.4%, to $2.6 million compared to $2.7 million for the quarter ended March 31, 2008. This decrease is primarily due to reduced administrative wages as a result of fewer front desk personnel at the Offices in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  As a percentage of net revenue, clinical salaries and benefits decreased to 28.5% for the quarter ended March 31, 2009 compared to 29.8% for the quarter ended March 31, 2008.

Dental supplies. For the quarter ended March 31, 2009, dental supplies decreased to $539,000 compared to $594,000 for the quarter ended March 31, 2008, a decrease of $55,000 or 9.3%. This decrease is attributable to three factors: (1) fewer new dentists requesting initial dental supply inventories; (2) a 3% rebate from the Company’s primary dental supply vendor that will be effective through 2009; and (3) a concentrated effort to reduce dental supply expense through the implementation of a new process for the monthly dental supply budget as of January 2009.  As a percentage of net revenue, dental supplies decreased to 6.0% for the quarter ended March 31, 2009 compared to 6.6% for the quarter ended March 31, 2008.

Laboratory fees. For the quarter ended March 31, 2009, laboratory fees decreased to $638,000 compared to $653,000 for the quarter ended March 31, 2008, a decrease of $15,000 or 2.3%. This decrease is primarily due to lower laboratory fees that were negotiated with the Company’s significant vendors in December 2008.  As a percentage of net revenue, laboratory fees decreased to 7.1% for the quarter ended March 31, 2009 compared to 7.3% for the quarter ended March 31, 2008

Occupancy. For the quarters ended March 31, 2009 and 2008, occupancy expense remained constant at $1.2 million.  As a percentage of net revenue, occupancy expense increased to 13.4% for the quarter ended March 31, 2009 compared to 13.3% for the quarter ended March 31, 2008.

Advertising and marketing. For the quarter ended March 31, 2009, advertising and marketing expense decreased to $85,000 compared to $107,000 for the quarter ended March 31, 2008, a decrease of $23,000 or 21.0%.  This decrease is attributable to the Company negotiating more favorable rates for its yellow page advertising.  As a percentage of net revenue, advertising and marketing expense decreased to 0.9% for the quarter ended March 31, 2009 compared to 1.2% for the quarter ended March 31, 2008.

Depreciation and amortization-Offices. For the quarter ended March 31, 2009, depreciation and amortization expenses attributable to the Offices increased to $618,000 compared to $601,000 for the quarter ended March 31, 2008, an increase of $17,000 or 2.8%. The Company’s depreciable asset base at the Offices increased as a result of purchasing tenant improvements and new equipment for one de novo Office, which opened in June 2008.  As a percentage of net revenue, depreciation and amortization expenses attributable to the Offices increased to 6.8% for the quarter ended March 31, 2009 compared to 6.7% for the quarter ended March 31, 2008.

General and administrative-Offices. For the quarters ended March 31, 2009 and 2008, general and administrative expenses attributable to the Offices remained constant at $1.2 million. As a percentage of net revenue, general and administrative expenses decreased to 12.9% for the quarter ended March 31, 2009 compared to 13.1% for the quarter ended March 31, 2008.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased $240,000, or 12.2%, to $2.2 million for the quarter ended March 31, 2009 compared to $2.0 million for the quarter ended March 31, 2008. As a percentage of net revenue, contribution from dental Offices increased to 24.4% for the quarter ended March 31, 2009 compared to 22.0% for the quarter ended March 31, 2008.

Corporate expenses - general and administrative. For the quarter ended March 31, 2009, corporate expenses – general and administrative increased to $975,000 compared to $941,000 for the quarter ended March 31, 2008, an increase of $34,000 or 3.6%.  This increase is primarily related to an increase of $100,000 in executive bonuses offset by a decrease of $36,000 in computer maintenance that is now being recognized at the Office level and a decrease of $17,000 in legal fees.  As a percentage of net revenue, corporate expenses - general and administrative increased to 10.8% for the quarter ended March 31, 2009 compared to 10.5% for the quarter ended March 31, 2008.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2009, corporate expenses - depreciation and amortization decreased to $22,000 compared to $23,000 for the quarter ended March 31, 2008, a decrease of $1,000 or 4.6%. The decrease is related to the decrease in the Company’s depreciable asset base at the corporate office. As a percentage of net revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the quarter ended March 31, 2009 compared to 0.3% for the quarter ended March 31, 2008.

Operating income.   As a result of the matters discussed above, the Company’s operating income increased by $207,000, or 20.7% to $1.2 million for the quarter ended March 31, 2009 compared to $1.0 million for the quarter ended March 31, 2008.  As a percentage of net revenue, operating income increased to 13.4% for the quarter ended March 31, 2009 compared to 11.2% for the quarter ended March 31, 2008.

Interest expense. For the quarter ended March 31, 2009, interest expense decreased to $42,000 compared to $78,000 for the quarter ended March 31, 2008, a decrease of $35,000 or 45.4%. This decrease in interest expense is attributable to paying down the Term Loan and reduced interest rates. As a percentage of net revenue, interest expense decreased to 0.5% for the quarter ended March 31, 2009 compared to 0.9% for the quarter ended March 31, 2008.

Net income.   As a result of the above, the Company’s net income was $677,000 for the quarter ended March 31, 2009 compared to net income of $518,000 for the quarter ended March 31, 2008, an increase of $159,000 or 30.8%. Net income for the quarter ended March 31, 2009 was net of income tax expense of $491,000, while net income for the quarter ended March 31, 2008 was net of income tax expense of $408,000. The effective tax rate was 42.1% for the quarter ended March 31, 2009 compared to 44.1% for the quarter ended March 31, 2008.  The decrease in the effective tax rate is due to a smaller permanent difference related to the FAS 123R expense.  As a percentage of net revenue, net income increased to 7.5% for the quarter ended March 31, 2009 compared to 5.8% for the quarter ended March 31, 2008.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of March 31, 2009, the Company had a working capital deficit of approximately $1.7 million, retained earnings of $7.2 million and a cash balance of $1.3 million.

Net cash provided by operating activities was approximately $1.9 million and $1.3 million for the quarters ended March 31, 2009 and 2008, respectively.  During the 2009 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $639,000 and an increase in income taxes payable of approximately $385,000 offset by an increase in accounts receivable of approximately $420,000 and an increase in prepaid expenses and other assets of approximately $259,000.  During the 2008 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $472,000 and an increase in income taxes payable of approximately $476,000 offset by an increase in accounts receivable of approximately $634,000 and an increase in prepaid expenses and other assets of approximately $394,000.

Net cash used in investing activities was approximately $100,000 and $451,000 for the quarters ended March 31, 2009 and 2008, respectively. For the quarter ended March 31, 2009, the Company invested $100,000 in the purchase of additional equipment. For the quarter ended March 31, 2008, the Company invested $419,000 in the purchase of additional equipment, which included $156,000 to upgrade the Company’s payroll time collection system, and $32,000 in the development of a de novo Office

Net cash used in financing activities was approximately $1.8 million for the quarter ended March 31, 2009 and $1.1 million for the quarter ended March 31, 2008. During the quarter ended March 31, 2009, net cash used in financing activities was comprised of approximately $69,000 used in the purchase and retirement of Common Stock, approximately $317,000 for the payment of dividends, approximately $1.2 million used to pay down the Credit Facility and approximately $230,000 for the repayment of the Term Loan.  During the quarter ended March 31, 2008, net cash used in financing activities was comprised of approximately $522,000 used in the purchase and retirement of Common Stock, approximately $317,000 for the payment of dividends, approximately $171,000 used to pay down the Credit Facility and approximately $230,000 for the repayment of the Term Loan, partially offset by approximately $138,000 in proceeds from the exercise of Common Stock options and $23,000 in tax benefit of Common Stock options exercised.

On April 22, 2008, the Company amended the Credit Facility.  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2009 to May 31, 2010. The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option. The lender’s Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus one-half percent (0.5%).  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR Rate loan was made plus a LIBOR rate margin of 1.25%.  A commitment fee of 0.25% on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed. The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2009, the Company had $3.2 million outstanding under the LIBOR rate option and $3.8 million available for borrowing under the Credit Facility.  As of March 31, 2009, the LIBOR rate was 1.81%.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At March 31, 2009, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million is borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million is borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under SFAS No. 133.  The principal amount borrowed will be paid quarterly in 20 equal payments of approximately $230,000 plus interest beginning December 31, 2007. The Term Loan expires September 30, 2011. The Term Loan requires the Company to comply with certain covenants and financial ratios. At March 31, 2009, the Company was in full compliance with all of its covenants under the Term Loan.

As of March 31, 2009, the Company had the following debt and lease obligations.

		Payments due by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations	$5,500,000	$920,000	$4,580,000	$-	$-
Operating lease obligations	8,313,001	3,026,764	3,904,471	1,381,706	-
Total	$13,812,941	$3,946,764	$8,484,471	$1,381,706	$-

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended March 31, 2009, the Company, in 34 separate transactions, purchased 6,106 shares of its Common Stock for total consideration of approximately $69,000 at prices ranging from $10.02 to $11.75.  All purchases were made on the open market pursuant to plans that were approved by the Board of Directors. As of March 31, 2009, there was approximately $818,000 available for the purchase of the Company’s Common Stock under these plans.  There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2009.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) of the Exchange Act) that occurred in the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Security

The following chart provides information regarding Common Stock purchases by the Company during the period January 1, 2009 through March 31, 2009.

				Approximate
			Total Number	Dollar Value
			Of Shares	Of Shares That
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	Of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs (1)	Programs (1)
January 1, 2009 through January 31, 2009	2,006	$11.61	2,006	$863,940
February 1, 2009 through February 28, 2009	2,500	11.23	2,500	$835,871
March 1, 2009 through March 31, 2009	1,600	11.06	1,600	$818,167
Total	6,106	$11.31	6,106

(1)
All purchases were made on the open market pursuant to plans that were approved by the Board of Directors. The Company’s Board of Directors has authorized a stock repurchase program since 2000. The maximum authorized amounts under the program have ranged from $150,000 to $2.4 million. Most recently, in August 2008, the Board of Directors approved up to $2.0 million of stock repurchases. As of March 31, 2009, there was approximately $818,000 available for the purchase of the Company’s Common Stock under these plans. There is no expiration date on these plans. Purchases under these plans may be made from time to time, as the Company’s management deems appropriate.

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

Date:  May 14, 2009

     By:    /s/ Frederic W.J. Birner

Name:

Frederic W.J. Birner

  Title:

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:  May 14, 20090

     By:     /s/ Dennis N. Genty

Name:    Dennis N. Genty

  Title:

Chief Financial Officer, Secretary, and Treasurer

(Principal Financial and Accounting Officer)