Form 10-Q
period 2009-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2009-08-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 11, 2009
Common Stock, without par value	1,878,812

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of December 31, 2008	3
	and June 30, 2009 (Unaudited)

	Unaudited Condensed Consolidated Statements of Income for the Quarters and Six Months	4
	Ended June 30, 2008 and 2009

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and	5
	Comprehensive Income as of June 30, 2009

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months	6
	Ended June 30, 2008 and 2009

	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	28

Signatures		29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
	**	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,234,991	$1,201,989
Accounts receivable, net of allowance for doubtful accounts of $290,688 and $296,516, respectively	2,875,732	3,411,289
Deferred tax asset	195,091	282,565
Prepaid expenses and other assets	418,653	565,195

Total current assets	4,724,467	5,461,038

PROPERTY AND EQUIPMENT, net	3,887,919	3,187,748

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,621,918	10,240,166
Deferred charges and other assets	160,289	151,956

Total assets	$19,394,593	$19,040,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,551,851	$1,732,317
Accrued expenses	1,462,258	1,650,662
Accrued payroll and related expenses	1,714,550	2,195,580
Income taxes payable	371,569	447,469
Current maturities of long-term debt	920,000	920,000

Total current liabilities	6,020,228	6,946,028

LONG-TERM LIABILITIES:
Deferred tax liability, net	618,913	623,910
Long-term debt, net of current maturities	5,988,202	3,850,000
Other long-term obligations	259,678	193,585

Total liabilities	12,887,021	11,613,523

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,863,587 and 1,861,402 shares issued and outstanding, respectively	-	78,450
Treasury Stock purchased in excess of Common Stock basis	(266,786)	-
Retained earnings	6,817,449	7,381,216
Accumulated other comprehensive loss	(43,091)	(32,281)

Total shareholders' equity	6,507,572	7,427,385

Total liabilities and shareholders' equity	$19,394,593	$19,040,908

**  Derived from the Company’s audited consolidated balance sheet at December 31, 2008.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2008		2009		2008		2009

NET REVENUE:	$8,793,229	(1)	$8,886,727	(1)	$17,740,225	(2)	$17,927,238	(2)

DIRECT EXPENSES:
Clinical salaries and benefits	2,491,642		2,421,007		5,159,616		4,997,552
Dental supplies	624,037		584,765		1,218,222		1,123,914
Laboratory fees	739,161		684,256		1,391,874		1,322,218
Occupancy	1,203,227		1,220,142		2,388,906		2,434,068
Advertising and marketing	119,099		98,829		226,548		183,761
Depreciation and amortization	602,018		612,383		1,203,033		1,229,994
General and administrative	1,266,972		1,133,811		2,436,989		2,295,770
	7,046,156		6,755,193		14,025,188		13,587,277

Contribution from dental offices	1,747,073		2,131,534		3,715,037		4,339,961

CORPORATE EXPENSES:
General and administrative	889,204	(3)	1,187,732	(3)	1,830,308	(4)	2,162,920	(4)
Depreciation and amortization	23,186		22,161		46,654		44,551

Operating income	834,683		921,641		1,838,075		2,132,490

Interest expense, net	58,369		26,937		135,997		69,353

Income before income taxes	776,314		894,704		1,702,078		2,063,137
Income tax expense	326,057		375,111		734,265		866,518

Net income	$450,257		$519,593		$967,813		$1,196,619

Net income per share of Common Stock - Basic	$0.21		$0.28		$0.46		$0.64

Net income per share of Common Stock - Diluted	$0.21		$0.27		$0.44		$0.63

Cash dividends per share of Common Stock	$0.17		$0.17		$0.34		$0.34

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	2,107,415		1,855,778		2,109,250		1,858,036

Diluted	2,178,816		1,890,929		2,188,583		1,887,250

(1)
Total dental group practice revenue less amounts retained by dental offices. Dental group practice revenue was  $14,916,479 for the quarter ended June 30, 2008, and $15,216,028 for the quarter ended June 30, 2009.

(2)
Total dental group practice revenue less amounts retained by dental offices. Dental group practice revenue was  $30,170,730 for the six months ended June 30, 2008, and $30,557,742 for the six months ended June 30, 2009.

(3)
Corporate expense - general and administrative includes $184,618 related to stock-based compensation expense in the quarter ended June 30, 2008, and  $252,707 related to total stock-based compensation expense; $170,915 related to SFAS 123(R) expense and $81,792 related to a long term incentive program expense in the quarter ended June 30, 2009.

(4)
Corporate expense - general and administrative includes $358,030 related to stock-based compensation expense in the six months ended June 30, 2008, and $416,884 related to total stock-based compensation expense; $335,092 related to SFAS 123(R) expense and $81,792 related to a long term incentive program expense in the six months ended June 30, 2009.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

			Treasury Stock Purchased
	Common Stock		in excess of Common	Comprehensive	Retained	Shareholders'
	Shares	Amount	Stock Basis	Income	Earnings	Equity

BALANCES, December 31, 2008	1,863,587	$-	$(266,786)	$(43,091)	$6,817,449	$6,507,572
Common Stock options exercised	11,500	78,450	19,050	-	-	97,500
Purchase and retirement of Common Stock	(13,685)	-	(170,045)	-		(170,045)
Tax benefit of Common Stock options exercised	-		897	-	-	897
Dividends declared on Common Stock	-	-	-	-	(632,852)	(632,852)
Stock-based compensation expense	-	-	416,884	-		416,884
Other comprehensive income	-	-	-	10,810	-	10,810
Net income, six months ended June 30, 2009	-	-	-	1,196,619	1,196,619	1,196,619
Comprehensive income				1,207,429

BALANCES, June 30, 2009	1,861,402	$78,450	$-	$(32,281)	$7,381,216	$7,427,385

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$967,813	$1,196,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,249,687	1,274,545
Stock compensation expense	358,030	416,884
Provision for doubtful accounts	373,156	303,409
Provision for deferred income taxes	38,555	(82,477)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(667,407)	(838,965)
Prepaid expenses and other assets	(153,938)	(146,542)
Deferred charges and other assets	10,254	8,333
Accounts payable	(121,061)	180,466
Accrued expenses	(227,669)	199,230
Accrued payroll and related expenses	629,282	481,030
Income taxes payable	449,919	75,900
Other long-term obligations	(10,520)	(66,093)
Net cash provided by operating activities	2,896,101	3,002,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(535,866)	(192,619)
Development of new dental centers	(357,045)	-
Net cash used in investing activities	(892,911)	(192,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	9,306,369	6,736,883
Repayments – line of credit	(10,113,435)	(8,415,085)
Repayments – Term Loan	(460,000)	(460,000)
Proceeds from exercise of Common Stock options	281,288	97,500
Purchase and retirement of Common Stock	(648,597)	(170,045)
Tax benefit of Common Stock options exercised	25,791	896
Common Stock cash dividends	(675,962)	(632,871)
Net cash used in financing activities	(2,284,546)	(2,842,722)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(281,356)	(33,002)
CASH AND CASH EQUIVALENTS, beginning of period	964,150	1,234,991
CASH AND CASH EQUIVALENTS, end of period	$682,794	$1,201,989

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2009

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$171,078	$95,225
Cash paid during the year for income taxes	$220,000	$709,900

NON-CASH ITEM:

Gain/(Loss) recognized on interst rate swap (net of taxes)	$3,308	$10,810

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.  The Company has evaluated all subsequent events through August 13, 2009, the date the financial statements were issued.

Effective April 1, 2008, the Company reclassified dentist and dental hygienist contract labor expenses from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $84,000 and $185,000 for the quarters ended June 30, 2009 and 2008, respectively.  The reclassification was approximately $155,000 and $370,000 for the six months ended June 30, 2009 and 2008, respectively.

Effective July 1, 2008, the Company reclassified dental assistant wages from clinical salaries and benefits to net revenue and has adjusted prior periods in this filing.  The reclassification had no effect on contribution from dental offices or net income.  The reclassification was approximately $1.2 million and $1.3 million for the quarters ended June 30, 2009 and 2008, respectively.  The reclassification was approximately $2.4 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively.

Due to the Company’s repurchases of Common Stock at prices higher than the original issue price, the Company’s Common Stock balance would have been reduced to a negative $266,786 as of December 31, 2008.  The Company reclassified this negative balance to Treasury Stock purchased in excess of Common Stock basis on the balance sheet.  In the Company’s form 10-K for the year ended December 31, 2008, the negative Common Stock amount of $266,786 was offset against retained earnings.

(2)           SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $195,071 and $195,015 for the quarters ended June 30, 2009 and 2008, respectively. Amortization was $390,086 and $389,975 for the six months ended June 30, 2009 and 2008, respectively.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended June 30, 2009 and 2008 was approximately $253,000 and $185,000, respectively. For the quarter ended June 30, 2009, the stock-based compensation expense consisted of $171,000 related to stock options and $82,000 related to restricted stock units granted under the long term incentive program (“LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense included in the Company’s statement of income for the six months ended June 30, 2009 and 2008 was approximately $417,000 and $358,000, respectively. For the six months ended June 30, 2009, the stock-based compensation expense consisted of $335,000 related to stock options and $82,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2009 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended June 30, 2009 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  The Company adopted SFAS No. 141R and SFAS No. 160 on January 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the application of SFAS 162 will have a material impact on its financial position, cash flows or results of operations.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which amends SFAS No. 157. FSP FAS 157-4 provides additional guidance on estimating fair value for an asset or liability when the volume and level of activity have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosure about fair value measurement in annual and interim reporting periods. FSP FAS 157-4 was effective for the Company for its reporting period ended June 30, 2009 and did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 was effective for the Company for its reporting period ended June 30, 2009 and did not have a material effect on its consolidated financial statements.  The Company has provided the additional disclosures required in Note 2.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (see Note 1 above). SFAS 165 was effective for the Company for its reporting period ended June 30, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

 (3)   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”

	Quarters Ended June 30,
	2008			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$450,257	2,107,415	$0.21	$519,593	1,855,778	$0.28

Effect of dilutive shares of Common Stock from stock options and warrants	-	71,401	-	-	35,151	(0.01)

Diluted EPS:
Net income available to shares of Common Stock	$450,257	2,178,816	$0.21	$519,593	1,890,929	$0.27

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2009 and 2008 relates to the effect of 35,151 and 71,401 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended June 30, 2009 and 2008, options to purchase 309,938 and 276,693 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Six Months Ended June 30,
	2008			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$967,813	2,109,250	$0.46	$1,196,619	1,858,036	$0.64

Effect of dilutive shares of Common Stock from stock options and warrants	-	79,333	(0.02)	-	29,214	(0.01)

Diluted EPS:
Net income available to shares of Common Stock	$967,813	2,188,583	$0.44	$1,196,619	1,887,250	$0.63

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2009 and 2008 relates to the effect of 29,214 and 79,333 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the six months ended June 30, 2009 and 2008, options to purchase 330,013 and 260,023 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

 (4)   STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of June 30, 2009, there were 239,898 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2009, there were 146,555 vested options, 167,461 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of June 30, 2009, there were 132,500 vested options outstanding and zero unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	June 30,		June 30,
Valuation Assumptions	2008 (5)	2009 (5)	2008	2009

Expected life (1)	-	-	4.1	3.2
Risk-free interest rate (2)	-	-	2.30%	1.30%
Expected volatility (3)	-	-	58%	69%
Expected dividend yield	-	-	3.28%	6.33%
Expected Forteiture (4)	-	-	2.00%	4.97%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)
Forfeitures of options granted prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 are recorded as they occur. Forfeitures of options granted since the Company’s adoption of SFAS 123(R) are estimated based on historical experience.

(5)	The Company did not issue any options during the quarters ended June 30, 2009 or June 30, 2008.

A summary of option activity as of June 30, 2009, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2008	466,516	$15.55	$7.88 - $21.85	3.8	273
Granted	19,000	$10.75	$10.75 - $10.75
Exercised	(11,500)	$8.48	$7.88 - $12.50
Forfeited	(27,500)	$16.37	$11.50 - $20.02

Outstanding at June 30, 2009	446,516	$15.47	$7.88 - $21.85	3.4	$803

Exercisable at June 30, 2009	279,055	$14.85	$7.88 - $21.85	2.2	$605

The weighted average grant date fair values of options granted were $3.69 per option and $7.76 per option during the six months ended June 30, 2009 and 2008, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2009 and 2008 were $97,500 and $281,288, respectively. The associated income tax benefit from stock options exercised during the six months ended June 30, 2009 and 2008 was $896 and $25,791, respectively. As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2009 and 2008 were $67,150 and $196,856, respectively. As of June 30, 2009, there was $922,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.53 years.

(5)       LONG TERM INCENTIVE PROGRAM

On June 3, 2009, the Compensation Committee of the Company adopted the LTIP.  The LTIP, which will operate under the 2005 Plan, provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Details of the LTIP are as follows:

The Company’s executive officers may earn an aggregate of up to $1,050,000 in cash and up to 80,000 shares of Common Stock of the Company.  The Company issued restricted stock units with respect to the 80,000 shares.  Frederic W. Birner, the Company’s Chairman and Chief Executive Officer, Dennis N. Genty, the Company’s Chief Financial Officer, and Mark A. Birner, D.D.S., the Company’s President, may earn up to 50%, 25% and 25% of the foregoing amounts, respectively.  Of the foregoing amounts, 24%, 33% and 43% can be earned in each of 2009, 2010 and 2011, respectively.

The executive officers may earn the foregoing amounts through achievement by the Company of performance targets related to patient revenue growth, practice additions, adjusted EBITDA margin and earnings per share growth.  The executive officers will earn 100% of the amounts allocated to a particular year if the Company exceeds all four of the annual performance targets, 90% if the Company exceeds three of the four annual performance targets, 66.7% if the Company exceeds two of the four annual performance targets, and 0% if the Company achieves fewer than two of the four annual performance targets.  The Compensation Committee will review each of the performance targets annually and will administer the LTIP.

All amounts vest only if the executive officer is employed by the Company on December 31, 2011 and will be payable during the first quarter of 2012.

As of June 30, 2009, the Company accrued approximately $76,000 related to the cash portion and recorded $82,000 with stock-based compensation for the equity portion, respectively, of the LTIP.

(6)     DIVIDENDS

Since March 9, 2004, the Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 9, 2004; July 9, 2004; October 8, 2004; January 14, 2005	0.0375
April 8, 2005; July 8, 2005; October 14, 2005; January 13, 2006	0.10
April 14, 2006; July 14, 2006; October 13, 2006; January 12, 2007	0.13
April 13, 2007; July 13, 2007; October 12, 2007; January 11, 2008	0.15
April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17
April 10, 2009; July 10, 2009	0.17

The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or require the Company to reduce the dividends. Such factors include the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors that the Company’s Board of Directors may consider relevant.

(7)      LINE OF CREDIT

On June 30, 2009, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2010 to May 31, 2011.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusts the Base Rate margin from 0.5% to 2.5%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin.  The amendment states that the LIBOR rate is the higher of 1.5% or the LIBOR rate and the margin is adjusted from 1.25% to 3.875%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and was increased from 0.25% to 0.40% as of June 1, 2009.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2009, the Company had $2.7 million outstanding under the LIBOR rate option and $4.3 million available for borrowing under the Credit Facility.  As of June 30, 2009, the Company’s LIBOR borrowing rate was 1.57% and, effective with the amended Credit Facility, was increased to 5.375% on July 1, 2009.  Management believes that the Base Rate margin and the LIBOR rate margin increased as a result of the lender’s increased cost of funds and not because of the Company’s credit quality.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At June 30, 2009, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)     TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of June 30, 2009, the floating rate was 1.82%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2009, $1.0 million was outstanding at the fixed rate of 7.05% and $1.0 million was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2009, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under SFAS No. 133.  In June 2009, the Company recognized, on its balance sheet, approximately $11,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by SFAS 157, the Company calculated the value of the cash flow hedge using Level II inputs.

 (9)     OTHER

The Company’s retained earnings as of June 30, 2009 were approximately $7.4 million, and the Company had a working capital deficit on that date of approximately $1.5 million. During the six months ended June 30, 2009, the Company had capital expenditures of approximately $193,000, paid dividends of approximately $633,000 and purchased approximately $170,000 of Common Stock pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $2.1 million.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2008 and 2009. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 61 Offices in Colorado, New Mexico and Arizona staffed by 81 general dentists and 35 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Components of Revenue and Expenses

Total dental group practice revenue (“Revenue”) represents the revenue of the Offices reported at estimated realizable amounts, received from dental plans, other third-party payors and patients for dental services rendered at the Offices.  Revenue is a non-GAAP measure.  See the reconciliation of Revenue to net revenue on page 19.  The Company’s Revenue is derived principally from fee-for-service revenue and managed dental care revenue. Fee-for-service revenue consists of revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s.

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

Results of Operations

For the quarter ended June 30, 2009, Revenue increased $300,000, or 2.0% to $15.2 million compared to $14.9 million for the quarter ended June 30, 2008.  For the quarter ended June 30, 2009, net revenue increased $93,000, or 1.1% to $8.9 million compared to $8.8 million for the quarter ended June 30, 2008.  This increase is attributable to an increase in same store net revenue from specialty dentistry of $126,000 along with a de novo Office the Company opened in May 2008 that generated an additional $63,000 in net revenue, offset by a decrease in same store net revenue from general dentistry of $95,000.  Despite a slight increase in net revenue for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, the Company believes it continues to experience a general weakness in the economy in its markets.

For the quarter ended June 30, 2009, net income increased 15.4 % to $520,000, or $.27 per share, compared to $450,000, or $.21 per share, for the quarter ended June 30, 2008.

For the six months ended June 30, 2009, Revenue increased $387,000, or 1.3% to $30.6 million compared to $30.2 million for the six months ended June 30, 2008.  For the six months ended June 30, 2009, net revenue increased $187,000, or 1.1% to $17.9 million compared to $17.7 million for the six months ended June 30, 2008.  This increase is attributable to an increase in same store net revenue from specialty dentistry of $221,000 along with a de novo Office the Company opened in May 2008 that generated an additional $102,000 in net revenue, offset by a decrease in same store net revenue from general dentistry of $136,000.  Despite a slight increase in net revenue for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the Company believes it continues to experience a general weakness in the economy in its markets.

For the six months ended June 30, 2009, net income increased 23.6% to $1.2 million, or $.63 per share compared to $968,000 or $.44 per share for the six months ended June 30, 2008.

During the first six months of 2009, the Company generated $3.0 million of cash from operations.  During this period, the Company purchased $170,000 of its outstanding Common Stock, invested $193,000 in capital expenditures, paid $633,000 in dividends and repaid $460,000 of the Term Loan while decreasing borrowings under its Credit Facility by $1.7 million.

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $378,000, or 11.0% to $3.8 million for the six months ended June 30, 2009 compared to $3.4 million for the corresponding six month period in 2008. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$450,257	$519,593	$967,813	$1,196,619
Add back:
Depreciation and amortization - Offices	602,018	612,383	1,203,033	1,229,994
Depreciation and amortization - Corporate	23,186	22,161	46,654	44,551
Stock-based compensation expense	184,618	252,707	358,030	416,884
Interest expense, net	58,369	26,937	135,997	69,353
Income tax expense	326,057	375,111	734,265	866,518

Adjusted EBITDA	$1,644,505	$1,808,892	$3,445,792	$3,823,919

Revenue is total dental group practice revenue generated at the Company’s Offices from professional services provided to patients. Amounts retained by dental Offices represent compensation expense to the dentists, dental hygienists and dental assistants and are subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with Emerging Issues Task Force Issue No. 97-2, Application of SFAS No. 94 (Consolidation of All Majority Owned Subsidiaries) and APB Opinion No. 16 (Business Combinations) to Physician Practice Management Entities and Certain Other Entities With Contractual Management Arrangements. Revenue is not a GAAP measure. The Company discloses Revenue and believes it is useful to investors because it is a critical component for management’s evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. The following table reconciles Revenue to net revenue:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Total dental group practice revenue	$14,916,479	$15,216,028	$30,170,730	$30,557,742
Less - amounts retained by dental Offices	(6,123,250)	(6,329,301)	(12,430,505)	(12,630,504)

Net revenue	$8,793,229	$8,886,727	$17,740,225	$17,927,238

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

NET REVENUE:	100.0%	100.0%	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	28.3%	27.2%	29.1%	27.9%
Dental supplies	7.1%	6.6%	6.9%	6.3%
Laboratory fees	8.4%	7.7%	7.9%	7.4%
Occupancy	13.7%	13.7%	13.5%	13.6%
Advertising and marketing	1.4%	1.1%	1.3%	1.0%
Depreciation and amortization	6.9%	6.9%	6.8%	6.9%
General and administrative	14.4%	12.8%	13.7%	12.8%
	80.1%	76.0%	79.1%	75.8%

Contribution from dental offices	19.9%	24.0%	20.9%	24.2%

CORPORATE EXPENSES:
General and administrative	10.1%	13.4%	10.3%	12.1%
Depreciation and amortization	0.3%	0.3%	0.3%	0.3%

Operating income	9.5%	10.4%	10.4%	11.9%

Interest expense	0.7%	0.3%	0.8%	0.4%

Income before income taxes	8.8%	10.1%	9.6%	11.5%
Income tax expense	3.7%	4.2%	4.1%	4.8%

Net income	5.1%	5.9%	5.5%	6.7%

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008:

Net revenue. For the quarter ended June 30, 2009, net revenue increased $93,000, or 1.1%, to $8.9 million compared to $8.8 million for the quarter ended June 30, 2008. This increase is attributable to an increase in same store net revenue from specialty dentistry of $126,000 along with a de novo Office the Company opened in May 2008 that generated an additional $63,000 in net revenue, offset by a decrease in same store net revenue from general dentistry of $95,000.  Despite a slight increase in net revenue for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, the Company believes it continues to experience a general weakness in the economy in its markets.

Clinical salaries and benefits. For the quarter ended June 30, 2009, clinical salaries and benefits decreased $71,000, or 2.8%, to $2.4 million compared to $2.5 million for the quarter ended June 30, 2008. This decrease is primarily due to reduced administrative wages as a result of fewer front desk personnel at the Offices in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.  As a percentage of net revenue, clinical salaries and benefits decreased to 27.2% for the quarter ended June 30, 2009 compared to 28.3% for the quarter ended June 30, 2008.

Dental supplies. For the quarter ended June 30, 2009, dental supplies decreased to $585,000 compared to $624,000 for the quarter ended June 30, 2008, a decrease of $39,000 or 6.3%.  This decrease is attributable to three factors: (1) fewer new dentists requesting initial dental supply inventories; (2) a 3% rebate from the Company’s primary dental supply vendor that will be effective through 2009; and (3) a concentrated effort that began in January 2009 to reduce dental supply expense through the implementation of a new process for the monthly dental supply budget.  As a percentage of net revenue, dental supplies decreased to 6.6% for the quarter ended June 30, 2009 compared to 7.1% for the quarter ended June 30, 2008.

Laboratory fees. For the quarter ended June 30, 2009, laboratory fees decreased to $684,000 compared to $739,000 for the quarter ended June 30, 2008, a decrease of $55,000 or 7.4%. This decrease is primarily due to lower laboratory fees that were negotiated with the Company’s significant vendors in December 2008.  As a percentage of net revenue, laboratory fees decreased to 7.7% for the quarter ended June 30, 2009 compared to 8.4% for the quarter ended June 30, 2008.

Occupancy. For the quarters ended June 30, 2009 and 2008, occupancy expense remained constant at $1.2 million.    As a percentage of net revenue, occupancy expense remained constant at 13.7% for the quarters ended June 30, 2009 and 2008.

Advertising and marketing. For the quarter ended June 30, 2009, advertising and marketing expense decreased to $99,000 compared to $119,000 for the quarter ended June 30, 2008, a decrease of $20,000 or 17.0%.   This decrease is attributable to the Company negotiating more favorable rates for its yellow page advertising.  In May 2009, the Company initiated a radio advertising campaign in its Denver and Colorado Springs, Colorado and Albuquerque, New Mexico markets.  The cost associated with the campaign was $19,000 for the quarter ended June 30, 2009.  The Company anticipates the cost of this campaign to be $98,000 for the six months ending December 31, 2009.  As a percentage of net revenue, advertising and marketing expense decreased to 1.1% for the quarter ended June 30, 2009 compared to 1.4% for the quarter ended June 30, 2008.

Depreciation and amortization-Offices. For the quarter ended June 30, 2009, depreciation and amortization expenses attributable to the Offices increased to $612,000 compared to $602,000 for the quarter ended June 30, 2008, an increase of $10,000 or 1.7%. As a percentage of net revenue, depreciation and amortization expense attributable to the Offices remained constant at 6.9 % for the quarters ended June 30, 2009 and 2008.

General and administrative-Offices. For the quarter ended June 30, 2009, general and administrative expenses attributable to the Offices decreased to $1.1 million compared to $1.3 million for the quarter ended June 30, 2008, a decrease of $133,000 or 10.5%. This decrease is primarily due to decreased bad debt expense of $67,000 and a decrease in malpractice insurance of $35,000.  As a percentage of net revenue, general and administrative expenses attributable to the Offices decreased to 12.8% for the quarter ended June 30, 2009 compared to 14.4% for the quarter ended June 30, 2008.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased to $2.1 million for the quarter ended June 30, 2009 compared to $1.7 million for the quarter ended June 30, 2008, an increase of $384,000 or 22.0%. As a percentage of net revenue, contribution from dental Offices increased to 24.0% for the quarter ended June 30, 2009 compared to 19.9% for the quarter ended June 30, 2008.

Corporate expenses - general and administrative. For the quarter ended June 30, 2009, corporate expenses - general and administrative increased to $1.2 million compared to $889,000 for the quarter ended June 30, 2008, an increase of $299,000 or 33.6%.  This increase is primarily related to an increase of $143,000 in executive bonuses, $76,000 related to the cash component of the LTIP for executives, $82,000 related to the equity component of the LTIP for executives and $28,000 in corporate wages offset by a decrease of $36,000 in computer maintenance that is now being recognized at the

Office level.  As a percentage of net revenue, corporate expenses - general and administrative increased to 13.4% for the quarter ended June 30, 2009 compared to 10.1% for the quarter ended June 30, 2008.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2009, corporate expenses - depreciation and amortization decreased to $22,000 compared to $23,000 for the quarter ended June 30, 2008, a decrease of $1,000 or 4.4%. As a percentage of net revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended June 30, 2009 and 2008.

Operating income.   As a result of the matters discussed above, the Company’s operating income increased to $922,000 for the quarter ended June 30, 2009 compared to $835,000 for the quarter ended June 30, 2008, an increase of $87,000 or 10.4%.  As a percentage of net revenue, operating income increased to 10.4% for the quarter ended June 30, 2009 compared to 9.5% for the quarter ended June 30, 2008.

Interest expense, net. For the quarter ended June 30, 2009, interest expense decreased to $27,000 compared to $58,000 for the quarter ended June 30, 2008, a decrease of $31,000 or 53.9%. This decrease in interest expense is attributable to a reduction of the principal amount outstanding on the Term Loan, reduced borrowings on the amended Credit Facility and reduced interest rates.  As a percentage of net revenue, interest expense decreased to 0.3% for the quarter ended June 30, 2009 compared to 0.7% for the quarter ended June 30, 2008.

Net income.   As a result of the above, the Company reported net income of $520,000 for the quarter ended June 30, 2009 compared to net income of $450,000 for the quarter ended June 30, 2008, an increase of $69,000 or 15.4%. Net income for the quarter ended June 30, 2009 was net of income tax expense of $375,000, while net income for the quarter ended June 30, 2008 was net of income tax expense of $326,000. As a percentage of net revenue, net income increased to 5.9% for the quarter ended June 30, 2009 compared to 5.1% for the quarter ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008:

Net revenue. For the six months June 30, 2009, net revenue increased $187,000, or 1.1%, to $17.9 million compared to $17.7 million for the six months ended June 30, 2008. This increase is attributable to an increase in same store net revenue from specialty dentistry of $221,000 along with a de novo Office the Company opened in May 2008 that generated an additional $102,000 in net revenue, offset by a decrease in same store net revenue from general dentistry of $136,000.  Despite a slight increase in net revenue for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the Company believes it continues to experience a general weakness in the economy in its markets.

Clinical salaries and benefits. For the six months ended June 30, 2009, clinical salaries and benefits decreased $162,000, or 3.1%, to $5.0 million compared to $5.2 million for the six months ended June 30, 2008. This decrease is primarily due to reduced administrative wages as a result of fewer front desk personnel at the Offices in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  As a percentage of net revenue, clinical salaries and benefits decreased to 27.9% for the six months ended June 30, 2009 compared to 29.1% for the six months ended June 30, 2008.

Dental supplies. For the six months ended June 30, 2009, dental supplies decreased to $1.1 million compared to $1.2 million for the six months ended June 30, 2008, a decrease of $94,000 or 7.7%.  This decrease is attributable to three factors: (1) fewer new dentists requesting initial dental supply inventories; (2) a 3% rebate from the Company’s primary dental supply vendor that will be effective through 2009; and (3) a concentrated effort that began in January 2009 to reduce dental supply expense through the implementation of a new process for the monthly dental supply budget.  As a percentage of net revenue, dental supplies decreased to 6.3% for the six months ended June 30, 2009 compared to 6.9% for the six months ended June 30, 2008.

Laboratory fees. For the six months ended June 30, 2009, laboratory fees decreased to $1.3 million compared to $1.4 million for the six months ended June 30, 2008, a decrease of $70,000 or 5.0%. This decrease is primarily due to lower laboratory fees that were negotiated with the Company’s significant vendors in December 2008.   As a percentage of net revenue, laboratory fees decreased to 7.4% for the six months ended June 30, 2009 compared to 7.9% for the six months ended June 30, 2008.

Occupancy. For the six months ended June 30, 2009 and 2008, occupancy expense remained constant at $2.4 million.  As a percentage of net revenue, occupancy expense increased to 13.6% for the six months ended June 30, 2009 compared to 13.5% for the six months ended June 30, 2008.

Advertising and marketing. For the six months ended June 30, 2009, advertising and marketing expense decreased to $184,000 compared to $227,000 for the six months ended June 30, 2008, a decrease of $43,000 or 18.9%.  This decrease is attributable to the Company negotiating more favorable rates for its yellow page advertising.  In May 2009, the Company initiated a radio advertising campaign in its Denver and Colorado Springs, Colorado and Albuquerque, New Mexico markets.  The cost associated with the campaign was $19,000 for the six months ended June 30, 2009.  The Company anticipates the cost of this campaign to be $98,000 for the six months ending December 31, 2009.  As a percentage of net revenue, advertising and marketing expense decreased to 1.0% for the six months ended June 30, 2009 compared to 1.3% for the six months ended June 30, 2008.

Depreciation and amortization-Offices. For the six months ended June 30, 2009 and 2008, depreciation and amortization expenses attributable to the Offices remained constant at $1.2 million. As a percentage of net revenue, depreciation and amortization expenses attributable to the Offices increased to 6.9% for the six months ended June 30, 2009 compared to 6.8% for the six months ended June 30, 2008.

General and administrative-Offices. For the six months ended June 30, 2009, general and administrative expenses attributable to the Offices decreased to $2.3 million compared to $2.4 million for the six months ended June 30, 2008, a decrease of $141,000 or 5.8%.  This decrease is primarily due to decreased bad debt expense of $78,000 and a decrease in malpractice insurance of $58,000.  As a percentage of net revenue, general and administrative expenses attributable to the Offices decreased to 12.8% for the six months ended June 30, 2009 compared to 13.7% for the six months ended June 30, 2008.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased $625,000 or 16.8%, to $4.3 million for the six months ended June 30, 2009 compared to $3.7 million for the six months ended June 30, 2008. As a percentage of net revenue, contribution from dental Offices increased to 24.2% for the six months ended June 30, 2009 compared to 20.9% for the six months ended June 30, 2008.

Corporate expenses - general and administrative. For the six months ended June 30, 2009, corporate expenses - general and administrative increased to $2.2 million compared to $1.8 million for the six months ended June 30, 2008, an increase of $333,000 or 18.2%. This increase is primarily related to an increase of $243,000 in executive bonuses, $76,000 related to the cash component of the LTIP for executives, $82,000 related to the equity component of the LTIP for executives offset by a decrease of $72,000 in computer maintenance that is now being recognized at the Office level.  As a percentage of net revenue, corporate expenses - general and administrative increased to 12.1% for the six months ended June 30, 2009 compared to 10.3% for the six months ended June 30, 2008.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2009, corporate expenses - depreciation and amortization decreased to $45,000 compared to $47,000 for the six months ended June 30, 2008, a decrease of $2,000 or 4.5%.  As a percentage of net revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the six months ended June 30, 2009 and 2008.

Operating income.   As a result of the matters discussed above, the Company’s operating income increased to $2.1 million for the six months ended June 30, 2009 compared to $1.8 million for the six months ended June 30, 2008, an increase of $294,000 or 16.0%. As a percentage of net revenue, operating income increased to 11.9% for the six months ended June 30, 2009 compared to 10.4% for the six months ended June 30, 2008.

Interest expense, net. For the six months ended June 30, 2009, interest expense decreased to $69,000 compared to $136,000 for the six months ended June 30, 2008, a decrease of $67,000 or 49.0%. This decrease in interest expense is attributable to a reduction of the principal amount outstanding on the Term Loan, reduced borrowings on the Credit Facility and reduced interest rates.  As a percentage of net revenue, interest expense decreased to 0.4% for the six months ended June 30, 2009 compared to 0.8% for the six months ended June 30, 2008.

Net income.   As a result of the above, the Company reported net income of $1.2 million for the six months ended June 30, 2009 compared to net income of $968,000 for the six months ended June 30, 2008, an increase of $229,000 or 23.6%.  Net income for the six months ended June 30, 2009 was net of income tax expense of $867,000, while net income for the six months ended June 30, 2008 was net of income tax expense of $734,000. As a percentage of net revenue, net income increased to 6.7% for the six months ended June 30, 2009 compared to 5.5% for the six months ended June 30, 2008.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of June 30, 2009, the Company had a working capital deficit of approximately $1.5 million, retained earnings of $7.4 million and a cash balance of $1.2 million.

Net cash provided by operating activities was approximately $3.0 million and $2.9 million for the six months ended June 30, 2009 and 2008, respectively.  During the 2009 period, excluding net income and after adding back non-cash items, the

Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $861,000 and an increase in income taxes payable of approximately $76,000, offset by an increase in accounts receivable of $839,000, an increase in prepaid expenses and other assets of approximately $147,000 and a decrease in other long-term obligations of $66,000.  During the 2008 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $281,000 and an increase in income taxes payable of approximately $450,000, offset by an increase in accounts receivable of $667,000 and an increase in prepaid expenses and other assets of approximately $154,000.

Net cash used in investing activities was approximately $193,000 and $893,000 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, the Company invested approximately $193,000 in the purchase of additional equipment.  For the six months ended June 30, 2008, the Company invested approximately $357,000 in the development of a de novo Office and $536,000 in the purchase of additional equipment, which included $163,000 to upgrade the Company’s payroll time collection system and $157,000 to remodel an Office.

Net cash used in financing activities was approximately $2.8 million for the six months ended June 30, 2009 and $2.3 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, net cash used in financing activities was comprised of approximately $170,000 used in the purchase and retirement of Common Stock, approximately $633,000 for the payment of dividends, approximately $1.7 million used to pay down the Credit Facility and $460,000 to pay down the Term Loan, partially offset by approximately $98,000 in proceeds from the exercise of Common Stock options and $1,000 in tax benefit of Common Stock options exercised.  During the six months ended June 30, 2008, net cash used in financing activities was comprised of approximately $649,000 used in the purchase and retirement of Common Stock, approximately $676,000 for the payment of dividends, approximately $807,000 used to pay down the Credit Facility and $460,000 to pay down the Term Loan, partially offset by approximately $281,000 in proceeds from the exercise of Common Stock options and $26,000 in tax benefit of Common Stock options exercised.

On June 30, 2009, the Company amended its Credit Facility.  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2010 to May 31, 2011.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusts the Base Rate margin from 0.5% to 2.5%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin.  The amendment states that the LIBOR rate is the higher of 1.5% or the LIBOR rate and the margin is adjusted from 1.25% to 3.875%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and was increased from 0.25% to 0.40% as of June 1, 2009.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2009, the Company had $2.7 million outstanding under the LIBOR rate option and $4.3 million available for borrowing under the Credit Facility.  As of June 30, 2009, the Company’s LIBOR borrowing rate was 1.57% and, effective with the amended Credit Facility, was increased to 5.375% on July 1, 2009.  Management believes that the Base Rate margin and the LIBOR rate margin increased as a result of the lender’s increased cost of funds and not because of the Company’s credit quality.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At June 30, 2009, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under SFAS No. 133. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2009, $1.0 million was outstanding at the fixed rate of 7.05% and $1.0 million was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2009, the Company was in full compliance with all of its covenants under the Term Loan.

As of June 30, 2009, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$4,770,000	$920,000	$3,850,000	$-	$-
Operating lease obligations	8,128,281	2,961,400	3,793,995	1,368,404	4,482
Total	$12,898,281	$3,881,400	$7,643,995	$1,368,404	$4,482

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended June 30, 2009, the Company, in 16 separate transactions, purchased 7,579 shares of its Common Stock for total consideration of approximately $101,000 at prices ranging from $11.50 to $15.04.  All purchases were made on the open market pursuant to plans that were approved by the Board of Directors. As of June 30, 2009, there was approximately $717,000 available for the purchase of the Company’s Common Stock under these plans.  There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity needs, the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods

During the second quarter of 2009, the Company signed a new lease for a de novo office in the Albuquerque, New Mexico market.  The Company expects this office to open in the second half of 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2009.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) of the Exchange Act) that occurred in the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Security

The following chart provides information regarding Common Stock purchased by the Company during the period April 1, 2009 through June 30, 2009.

Issuer Purchases of Equity Securities
Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 through April 30, 2009	2,432	$11.82	2,432	$789,428
May 1, 2009 through May 31, 2009	1,150	12.01	1,150	$775,616
June 1, 2009 through June 30, 2009	3,997	14.62	3,997	$717,185
Total	7,579	$13.33	7,579

(1)
All purchases were made on the open market pursuant to plans that were approved by the Board of Directors.  The Company’s Board of Directors has authorized a stock repurchase program since 2000.  The maximum authorized amounts under the program have ranged from $150,000 to $2.4 million.  Most recently, in August 2008, the Board of Directors approved up to $2.0 million of stock repurchases.  As of June 30, 2009, there was approximately $717,000 available for the purchase of the Company’s Common Stock under these plans. There is no expiration date on these plans.  Purchases under these plans may be made from time to time as the Company’s management deems appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders was held on June 4, 2009.
(b)	The following directors were elected at the meeting to serve three-year terms as Class III directors.

	For	Withheld Authority	Abstain

Frederick W.J. Birner	1,758,012	11,824	-

Mark A. Birner	1,758,012	11,824	-

Continuing Directors
After the meeting, the following directors continued to serve their three-year terms as Class I directors, which terms will expire at the Company’s annual meeting in 2010:

Thomas D. Wolf
Paul E. Valuck

After the meeting, the following director continued to serve his three-year term as a Class II director, which term will expire at the Company’s annual meeting in 2011:

Brooks G. O’Neil

(c)	Other matters voted upon at the meeting and results of those votes are as follow:
Authorization to increase the number of shares of Common Stock available under the 2005 Equity Incentive Plan from 425,000 to 625,000:

For	Against	Abstain	Not Voted

1,240,001	41,136	-	488,699

The matters mentioned above are described in detail in the Company’s definitive proxy statement dated April 23, 2009 for the Annual Meeting of Shareholders held on June 4, 2009.

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

10.1	Seventh Amendment of Second Amended and Restated Credit Agreement dated June 30, 2009 between the Registrant and Key Bank of Colorado.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 13, 2009	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)