Form 10-Q
period 2009-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2009-11-12
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2009

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
Yes      X     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  _____  No _____

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
        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  _____  No      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 10, 2009
Common Stock, without par value	1,867,591

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
	**	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,234,991	$884,845
Accounts receivable, net of allowance for doubtful accounts of $290,688 and $303,316, respectively	2,875,732	3,085,304
Deferred tax asset	195,091	305,183
Prepaid expenses and other assets	418,653	445,265

Total current assets	4,724,467	4,720,597

PROPERTY AND EQUIPMENT, net	3,887,919	3,161,433

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,621,918	10,360,067
Deferred charges and other assets	160,289	152,885

Total assets	$19,394,593	$18,394,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,551,851	$1,881,568
Accrued expenses	1,462,258	1,672,479
Accrued payroll and related expenses	1,714,550	2,045,286
Income taxes payable	371,569	290,009
Current maturities of long-term debt	920,000	920,000

Total current liabilities	6,020,228	6,809,342

LONG-TERM LIABILITIES:
Deferred tax liability, net	618,913	614,114
Long-term debt, net of current maturities	5,988,202	3,217,683
Other long-term obligations	259,678	251,743

Total liabilities	12,887,021	10,892,882

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,863,587 and 1,865,824 shares issued and outstanding, respectively	-	101,924
Treasury Stock purchased in excess of Common Stock basis	(266,786)	-
Retained earnings	6,817,449	7,428,424
Accumulated other comprehensive loss	(43,091)	(28,248)

Total shareholders' equity	6,507,572	7,502,100

Total liabilities and shareholders' equity	$19,394,593	$18,394,982

**  Derived from the Company’s audited consolidated balance sheet at December 31, 2008.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2008		2009		2008		2009

NET REVENUE:	$8,763,895		$8,496,084		$26,504,119		$26,423,323

DIRECT EXPENSES:
Clinical salaries and benefits	2,351,310		2,376,929		7,510,984		7,374,481
Dental supplies	627,377		580,022		1,845,599		1,703,935
Laboratory fees	693,809		651,501		2,085,682		1,973,718
Occupancy	1,213,074		1,235,905		3,601,979		3,669,972
Advertising and marketing	105,227		138,870		331,775		322,631
Depreciation and amortization	623,199		601,545		1,826,232		1,831,537
General and administrative	1,192,403		1,160,913		3,629,391		3,456,683
	6,806,399		6,745,685		20,831,642		20,332,957

Contribution from dental offices	1,957,496		1,750,399		5,672,477		6,090,366

CORPORATE EXPENSES:
General and administrative	975,006	(1)	1,049,806	(1)	2,805,315	(2)	3,212,726	(2)
Depreciation and amortization	25,519		21,170		72,173		65,720

Operating income	956,971		679,423		2,794,989		2,811,920

Interest expense, net	63,819		49,160		199,817		118,513

Income before income taxes	893,152		630,263		2,595,172		2,693,407
Income tax expense	393,005		264,713		1,127,270		1,131,231

Net income	$500,147		$365,550		$1,467,902		$1,562,176

Net income per share of Common Stock - Basic	$0.25		$0.20		$0.71		$0.84

Net income per share of Common Stock - Diluted	$0.24		$0.19		$0.69		$0.82

Cash dividends per share of Common Stock	$0.17		$0.17		$0.51		$0.51

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,992,821		1,872,924		2,070,157		1,863,054

Diluted	2,045,245		1,914,748		2,141,674		1,896,252

(1)
Corporate expense - general and administrative includes $186,306 related to stock-based compensation expense in the quarter ended September 30, 2008, and  $245,485 related to total stock-based compensation expense in the quarter ended September 30, 2009, of which $163,693 related to ASC Topic 718 expense (stock option expense) and $81,792 related to a long term incentive program.

(2)
Corporate expense - general and administrative includes $544,337 related to stock-based compensation expense in the nine months ended September 30, 2008, and $662,370 related to total stock-based compensation expense in the nine months ended September 30, 2009, of which $498,786 related to ASC Topic 718 expense (stock option expense) and $163,584 related to a long term incentive program.

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)

			Treasury Stock Purchased in
	Common Stock		excess of Common Stock	Comprehensive		Shareholders'
	Shares	Amount	Basis	Income	Retained Earnings	Equity

BALANCES, December 31, 2008	1,863,587	$-	$(266,786)	$(43,091)	$6,817,449	$6,507,572
Common Stock options exercised	49,333	101,924	311,473	-	-	413,397
Purchase and retirement of Common Stock	(47,096)	-	(705,834)	-		(705,834)
Tax effect of Common Stock options exercised	-		(1,223)	-	-	(1,223)
Dividends declared on Common Stock	-	-	-	-	(951,201)	(951,201)
Stock-based compensation expense	-	-	662,370	-		662,370
Other comprehensive income	-	-	-	14,843	-	14,843
Net income, nine months ended September 30, 2009	-	-	-	1,562,176	1,562,176	1,562,176
Comprehensive income				1,577,019

BALANCES, September 30, 2009	1,865,824	$101,924	$-	$(28,248)	$7,428,424	$7,502,100

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,467,902	$1,562,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,898,405	1,897,257
Stock compensation expense	544,337	662,370
Loss on disposition of property	885	-
Provision for doubtful accounts	559,375	431,047
Provision for deferred income taxes	73,345	(114,891)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(821,943)	(640,619)
Prepaid expenses and other assets	78,989	(26,612)
Deferred charges and other assets	10,254	7,405
Accounts payable	(263,901)	329,717
Accrued expenses	(87,741)	223,817
Accrued payroll and related expenses	657,697	330,736
Income taxes payable	429,759	(81,561)
Other long-term obligations	(3,712)	(7,935)
Net cash provided by operating activities	4,543,651	4,572,907

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(671,033)	(558,919)
Development or acquisition of new dental centers	(367,977)	(350,000)
Net cash used in investing activities	(1,039,010)	(908,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	18,476,809	9,908,874
Repayments – line of credit	(16,917,162)	(11,989,394)
Repayments – Term Loan	(690,000)	(690,000)
Proceeds from exercise of Common Stock options	293,788	413,397
Purchase and retirement of Common Stock	(3,880,517)	(705,834)
Tax benefit of Common Stock options exercised	2,579	(1,224)
Common Stock cash dividends	(1,035,844)	(949,953)
Net cash used in financing activities	(3,750,347)	(4,014,134)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(245,706)	(350,146)
CASH AND CASH EQUIVALENTS, beginning of period	964,150	1,234,991
CASH AND CASH EQUIVALENTS, end of period	$718,444	$884,845

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$245,548	$149,507
Cash paid during the year for income taxes	$621,586	$1,328,907

NON-CASH ITEM:

Gain recognized on interst rate swap (net of taxes)	$8,473	$14,843

The accompanying notes are an integral part of these financial statements

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.  The Company has evaluated all subsequent events through November 12, 2009, the date the financial statements were issued.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental offices (“Offices”). As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the management agreement related to the Office (“Management Agreement”). The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $195,098 and $195,015 for the quarters ended September 30, 2009 and 2008, respectively. Amortization was $585,185 and $584,990 for the nine months ended September 30, 2009 and 2008, respectively.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended September 30, 2009 and 2008 was approximately $245,000 and $186,000, respectively. For the quarter ended September 30, 2009, the stock-based compensation expense consisted of $164,000 related to stock options and $82,000 related to restricted stock units granted under the long term incentive program (“LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense included in the Company’s statement of income for the nine months ended September 30, 2009 and 2008 was approximately $662,000 and $544,000, respectively. For the nine months ended September 30, 2009, the stock-based compensation expense consisted of $499,000 related to stock options and $164,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2009 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended September 30, 2009 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance for fair value measurements which delayed the effective date of the authoritative guidance for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all of the provisions of the authoritative guidance for fair value measurements on January 1, 2008 with the exception of the application of the guidance to non-recurring nonfinancial assets and nonfinancial liabilities which the Company adopted on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued revised authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination transaction recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The provisions of the guidance also establish disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued additional authoritative guidance for business combinations relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities that arise from contingencies in a business combination. The authoritative guidance for business combinations is effective for fiscal years beginning after December 15, 2008. The Company adopted all of the provisions of the authoritative guidance for business combinations on January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance for consolidations which states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance as of January 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued authoritative guidance for derivatives and hedging which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the guidance, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption requires the Company to make additional disclosures but did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued authoritative guidance for intangibles – goodwill and other which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the guidance. This guidance also requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009, but it did not have a material impact on the Company's consolidated financial statements.

In June 2008, the FASB issued authoritative guidance for earnings per share. The guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share pursuant to the two-class method of the guidance for earnings per share. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. This guidance provides companies with guidelines on how to determine fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly. This guidance was effective for the Company beginning with its reporting period ended June 30, 2009 and did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance was effective for the Company beginning with its reporting period ended June 30, 2009 and did not have a material effect on its consolidated financial statements. The Company has provided the additional disclosures required in Note 2.

In May 2009, the FASB issued authoritative guidance for subsequent events which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, the guidance requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. This guidance was effective for the Company beginning with its reporting period ended June 30, 2009 and shall be applied prospectively. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP.  The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 718, “Compensation – Stock Compensation.”

	Quarters Ended September 30,
	2008			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$500,147	1,992,821	$0.25	$365,550	1,872,924	$0.20

Effect of dilutive shares of Common Stock from stock options and warrants	-	52,424	(0.01)	-	41,824	(0.01)

Diluted EPS:
Net income available to shares of Common Stock	$500,147	2,045,245	$0.24	$365,550	1,914,748	$0.19

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2009 and 2008 relates to the effect of 41,824 and 52,424 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended September 30, 2009 and 2008, options to purchase 246,350 and 272,929 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2008			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income available to shares of Common Stock	$1,467,902	2,070,157	$0.71	$1,562,176	1,863,054	$0.84

Effect of dilutive shares of Common Stock from stock options and warrants	-	71,517	(0.02)	-	33,198	(0.02)

Diluted EPS:
Net income available to shares of Common Stock	$1,467,902	2,141,674	$0.69	$1,562,176	1,896,252	$0.82

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2009 and 2008 relates to the effect of 33,198 and 71,517 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation. For the nine months ended September 30, 2009 and 2008, options to purchase 295,605 and 252,400 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of September 30, 2009, there were 162,898 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2009, there were 150,055 vested options, 159,628 unvested options and 60,000 vested restricted shares outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of September 30, 2009, there were 96,000 vested options outstanding and zero unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2008	2009 (5)	2008	2009

Expected life (1)	3.1	-	4.0	3.2
Risk-free interest rate (2)	2.30%	-	2.28%	1.30%
Expected volatility (3)	63%	-	58%	69%
Expected dividend yield	5.00%	-	3.39%	6.33%
Expected Forteiture (4)	9.39%	-	2.70%	4.97%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)
 Forfeitures of options granted prior to the Company’s adoption of ASC Topic 718 on January 1, 2006 are recorded as they occur. Forfeitures of options granted since the Company’s adoption of ASC Topic 718 are estimated based on historical experience.

(5)	The Company did not issue any options during the quarter ended September 30, 2009.

A summary of option activity as of September 30, 2009, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2008	466,516	$15.55	$7.88 - $21.85	3.8	$273
Granted	19,000	$10.75	$10.75 - $10.75
Exercised	(49,333)	$8.38	$7.88 - $14.81
Forfeited	(30,500)	$16.76	$11.50 - $21.75

Outstanding at September 30, 2009	405,683	$16.10	$9.66 - $21.85	3.4	$777

Exercisable at September 30, 2009	246,055	$15.81	$9.66 - $21.85	2.3	$505

The weighted average grant date fair values of options granted were $3.69 per option and $7.57 per option during the nine months ended September 30, 2009 and 2008, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2009 and 2008 were $413,397 and $293,788, respectively. The associated income tax effect from stock options exercised during the nine months ended September 30, 2009 and 2008 was ($1,223) and $2,580, respectively. As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2009 and 2008 were $360,201 and $200,346, respectively. As of September 30, 2009, there was $758,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.32 years.

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

For the quarter ended September 30, 2009, the Company accrued approximately $76,000 related to the cash portion and recorded $82,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the nine months ended September 30, 2009, the Company accrued approximately $151,000 related to the cash portion and recorded $164,000 of stock-based compensation for the equity portion, respectively, of the LTIP.

(6)	DIVIDENDS

Since March 9, 2004, the Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 9, 2004; July 9, 2004; October 8, 2004; January 14, 2005	0.0375
April 8, 2005; July 8, 2005; October 14, 2005; January 13, 2006	0.10
April 14, 2006; July 14, 2006; October 13, 2006; January 12, 2007	0.13
April 13, 2007; July 13, 2007; October 12, 2007; January 11, 2008	0.15
April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17
April 10, 2009; July 10, 2009; October 9, 2009	0.17

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

On June 30, 2009, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2010 to May 31, 2011.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusts the Base Rate margin from 0.5% to 2.5%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin.  The amendment states that the LIBOR rate is the higher of 1.5% or the LIBOR rate and the margin is adjusted from 1.25% to 3.875%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and was increased from 0.25% to 0.40% as of June 1, 2009.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2009, the Company had $2.3 million outstanding and $4.7 million available for borrowing under the Credit Facility.  This consisted of $2.0 million outstanding under the LIBOR rate option and $298,000 outstanding under the Base Rate option.  As of September 30, 2009, the Company’s LIBOR borrowing rate was 5.375% and the Base Rate borrowing rate was 5.75%.  Management believes that the LIBOR and Base Rate margins increased as a result of the lender’s increased cost of funds and not because of the Company’s credit quality.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2009, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)	TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of September 30, 2009, the floating rate was 1.81%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of September 30, 2009, $920,000 was outstanding at the fixed rate of 7.05% and $920,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2009, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In September 2009, the Company recognized, on its balance sheet, approximately $15,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

(9)	ACQUISITIONS

On September 30, 2009, the Company acquired substantially all of the assets of a dental practice in Tucson, Arizona and obtained certain rights to manage the practice for a total purchase price of $350,000 in cash.  The Company recorded an increase to intangible assets of $315,000 and an increase to fixed assets of $35,000 related to this Office.

(10)	SUBSEQUENT EVENTS

On October 29, 2009, the Company acquired substantially all of the assets of a dental practice in Tucson, Arizona and obtained certain rights to manage the practice for a total purchase price of $700,000.  The Company recorded an increase to intangible assets of $530,000, an increase to accounts receivable, net of allowance for doubtful accounts of $100,000 and an increase to fixed assets of $70,000 related to this Office.

(11)	OTHER

The Company’s retained earnings as of September 30, 2009 were approximately $7.4 million, and the Company had a working capital deficit on that date of approximately $2.1 million. During the nine months ended September 30, 2009, the Company had capital expenditures of approximately $559,000, acquired a new dental practice for $350,000, paid dividends of approximately $950,000 and purchased approximately $706,000 of Common Stock pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $2.8 million.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2008 and 2009. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 62 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 35 specialists. The Company derives all of its Revenue (as defined below) from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended September 30, 2009, Revenue decreased $285,000, or 1.9%, to $14.7 million compared to $15.0 million for the quarter ended September 30, 2008.  For the quarter ended September 30, 2009, net revenue decreased $268,000, or 3.1%, to $8.5 million compared to $8.8 million for the quarter ended September 30, 2008.  This decrease is attributable to a decrease in same store net revenue from general dentistry of $326,000 partially offset by an increase in same store net revenue from specialty dentistry of $58,000.  The Company attributes the decreases in Revenue and net revenue for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, to a general weakness in the economy in its markets.

For the quarter ended September 30, 2009, net income decreased 26.9 % to $366,000, or $.19 per share, compared to $500,000, or $.24 per share, for the quarter ended September 30, 2008.

For the nine months ended September 30, 2009, Revenue increased $102,000, or 0.2%, to $45.2 million compared to $45.1 million for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, net revenue decreased $81,000, or 0.3%, to $26.4 million compared to $26.5 million for the nine months ended September 30, 2008.  This decrease is attributable to a decrease in same store net revenue from general dentistry of $482,000 partially offset by an increase in same store net revenue from specialty dentistry of $267,000 along with a de novo Office the Company opened in May 2008 that generated an additional $134,000 in net revenue.  The Company attributes the decrease in net revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, to a general weakness in the economy in its markets.

For the nine months ended September 30, 2009, net income increased 6.4% to $1.6 million, or $.82 per share, compared to $1.5 million, or $.69 per share, for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the Company generated $4.6 million of cash from operations.  During this period, the Company purchased $706,000 of its outstanding Common Stock, invested $559,000 in capital expenditures, invested $350,000 in the acquisition of a new dental practice, paid $950,000 in dividends and repaid $690,000 of the Term Loan while decreasing borrowings under its Credit Facility by $2.1 million.

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $134,000, or 2.6%, to $5.4 million for the nine months ended September 30, 2009 compared to $5.2 million for the corresponding nine month period in 2008. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$500,147	$365,550	$1,467,902	$1,562,176
Add back:
Depreciation and amortization - Offices	623,199	601,545	1,826,232	1,831,537
Depreciation and amortization - Corporate	25,519	21,170	72,173	65,720
Stock-based compensation expense	186,306	245,485	544,337	662,370
Interest expense, net	63,819	49,160	199,817	118,513
Income tax expense	393,005	264,713	1,127,270	1,131,231

Adjusted EBITDA	$1,791,995	$1,547,623	$5,237,731	$5,371,547

Revenue is total dental group practice revenue generated at the Company’s Offices from professional services provided to patients. Amounts retained by Offices represent compensation expense to the dentists, dental hygienists and dental assistants and are subtracted from total dental group practice revenue to arrive at net revenue. The Company reports net revenue in its financial statements to comply with ASC Topic 810. Revenue is not a GAAP measure. The Company discloses Revenue and believes it is useful to investors because it is a critical component for management’s evaluation of Office performance. However, investors should not consider this measure in isolation or as a substitute for net revenue, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. The following table reconciles Revenue to net revenue:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Total dental group practice revenue	$14,976,112	$14,690,693	$45,146,842	$45,248,436
Less - amounts retained by dental Offices	(6,212,217)	(6,194,609)	(18,642,723)	(18,825,113)

Net revenue	$8,763,895	$8,496,084	$26,504,119	$26,423,323

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

NET REVENUE:	100.0%	100.0%	100.0%	100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	26.8%	28.0%	28.3%	27.9%
Dental supplies	7.2%	6.8%	7.0%	6.4%
Laboratory fees	7.9%	7.7%	7.9%	7.5%
Occupancy	13.8%	14.5%	13.6%	13.9%
Advertising and marketing	1.2%	1.6%	1.3%	1.2%
Depreciation and amortization	7.1%	7.1%	6.9%	6.9%
General and administrative	13.6%	13.7%	13.7%	13.1%
	77.7%	79.4%	78.6%	77.0%

Contribution from dental offices	22.3%	20.6%	21.4%	23.0%

CORPORATE EXPENSES:
General and administrative	11.1%	12.4%	10.6%	12.2%
Depreciation and amortization	0.3%	0.2%	0.3%	0.2%

Operating income	10.9%	8.0%	10.5%	10.6%

Interest expense	0.7%	0.6%	0.8%	0.4%

Income before income taxes	10.2%	7.4%	9.8%	10.2%
Income tax expense	4.5%	3.1%	4.3%	4.3%

Net income	5.7%	4.3%	5.5%	5.9%

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008:

Net revenue. For the quarter ended September 30, 2009, net revenue decreased $268,000, or 3.1%, to $8.5 million compared to $8.8 million for the quarter ended September 30, 2008.  This decrease is attributable to a decrease in same store net revenue from general dentistry of $326,000 partially offset by an increase in same store net revenue from specialty dentistry of $58,000.  The Company attributes the decrease in net revenue for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008, to a general weakness in the economy in its markets.

Clinical salaries and benefits. For the quarters ended September 30, 2009 and 2008, clinical salaries and benefits remained constant at $2.4 million.  As a percentage of net revenue, clinical salaries and benefits increased to 28.0% for the quarter ended September 30, 2009 compared to 26.8% for the quarter ended September 30, 2008.

Dental supplies. For the quarter ended September 30, 2009, dental supplies decreased to $580,000 compared to $627,000 for the quarter ended September 30, 2008, a decrease of $47,000 or 7.5%.  This decrease is attributable to three factors: (1) fewer new dentists requesting initial dental supply inventories; (2) a 3% rebate from the Company’s primary dental supply vendor that will be effective through 2009; and (3) a concentrated effort that began in January 2009 to reduce dental supply expense through the implementation of a new process for the monthly dental supply budget.  As a percentage of net revenue, dental supplies decreased to 6.8% for the quarter ended September 30, 2009 compared to 7.2% for the quarter ended September 30, 2008.

Laboratory fees. For the quarter ended September 30, 2009, laboratory fees decreased to $652,000 compared to $694,000 for the quarter ended September 30, 2008, a decrease of $42,000 or 6.1%. This decrease is primarily due to lower laboratory fees that were negotiated with the Company’s significant vendors in December 2008.  As a percentage of net revenue, laboratory fees decreased to 7.7% for the quarter ended September 30, 2009 compared to 7.9% for the quarter ended September 30, 2008.

Occupancy. For the quarters ended September 30, 2009 and 2008, occupancy expense remained constant at $1.2 million.    As a percentage of net revenue, occupancy expense increased to 14.5% for the quarter ended September 30, 2009 compared to 13.8% for the quarter ended September 30, 2008.

Advertising and marketing. For the quarter ended September 30, 2009, advertising and marketing expense increased to $139,000 compared to $105,000 for the quarter ended September 30, 2008, an increase of $34,000 or 32.0%.  This increase is attributable to a radio advertising campaign the Company initiated in May 2009 in its Denver and Colorado Springs, Colorado and Albuquerque, New Mexico markets.  The cost associated with the campaign was $51,000 for the quarter ended September 30, 2009.  The Company anticipates the cost of this campaign to be $47,000 for the quarter ending December 31, 2009.  This increase was partially offset by the Company negotiating more favorable rates for its yellow page advertising.  As a percentage of net revenue, advertising and marketing expense increased to 1.6% for the quarter ended September 30, 2009 compared to 1.2% for the quarter ended September 30, 2008.

Depreciation and amortization-Offices. For the quarter ended September 30, 2009, depreciation and amortization expenses attributable to the Offices decreased to $602,000 compared to $623,000 for the quarter ended September 30, 2008, a decrease of $22,000 or 3.5%. As a percentage of net revenue, depreciation and amortization expense attributable to the Offices remained constant at 7.1 % for the quarters ended September 30, 2009 and 2008.

General and administrative-Offices. For the quarters ended September 30, 2009 and 2008, general and administrative expenses attributable to the Offices remained constant at $1.2 million.  As a percentage of net revenue, general and administrative expenses attributable to the Offices increased to 13.7% for the quarter ended September 30, 2009 compared to 13.6% for the quarter ended September 30, 2008.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices decreased to $1.8 million for the quarter ended September 30, 2009 compared to $2.0 million for the quarter ended September 30, 2008, a decrease of $207,000 or 10.6%. As a percentage of net revenue, contribution from dental Offices decreased to 20.6% for the quarter ended September 30, 2009 compared to 22.3% for the quarter ended September 30, 2008.

Corporate expenses - general and administrative. For the quarter ended September 30, 2009, corporate expenses - general and administrative increased to $1.0 million compared to $975,000 for the quarter ended September 30, 2008, an increase of $75,000 or 7.7%.  This increase is primarily related to an increase of $76,000 related to the cash component of the LTIP for executives, $82,000 related to the equity component of the LTIP for executives and $49,000 in professional fees partially offset by a decrease of $120,000 in executive bonuses.  As a percentage of net revenue, corporate expenses - general and administrative increased to 12.4% for the quarter ended September 30, 2009 compared to 11.1% for the quarter ended September 30, 2008.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2009, corporate expenses - depreciation and amortization decreased to $21,000 compared to $26,000 for the quarter ended September 30, 2008, a decrease of $4,000 or 17.0%. As a percentage of net revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the quarter ended September 30, 2009 compared to 0.3% for the quarter ended September 30, 2008.

Operating income.   As a result of the matters discussed above, the Company’s operating income decreased to $679,000 for the quarter ended September 30, 2009 compared to $957,000 for the quarter ended September 30, 2008, a decrease of $278,000 or 29.0%.  As a percentage of net revenue, operating income decreased to 8.0% for the quarter ended September 30, 2009 compared to 10.9% for the quarter ended September 30, 2008.

Interest expense, net. For the quarter ended September 30, 2009, interest expense, net decreased to $49,000 compared to $64,000 for the quarter ended September 30, 2008, a decrease of $15,000 or 23.0%. This decrease in interest expense, net is attributable to a reduction of the principal amount outstanding on the Term Loan and reduced borrowings on the amended Credit Facility.  As a percentage of net revenue, interest expense, net decreased to 0.6% for the quarter ended September 30, 2009 compared to 0.7% for the quarter ended September 30, 2008.

Net income.   As a result of the above, the Company reported net income of $366,000 for the quarter ended September 30, 2009 compared to net income of $500,000 for the quarter ended September 30, 2008, a decrease of $135,000 or 26.9%. Net income for the quarter ended September 30, 2009 was net of income tax expense of $265,000, while net income for the quarter ended September 30, 2008 was net of income tax expense of $393,000. As a percentage of net revenue, net income decreased to 4.3% for the quarter ended September 30, 2009 compared to 5.7% for the quarter ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008:

Net revenue. For the nine months September 30, 2009, net revenue decreased $81,000, or 0.3%, to $26.4 million compared to $26.5 million for the nine months ended September 30, 2008. This decrease is attributable to a decrease in same store net revenue from general dentistry of $482,000 partially offset by an increase in same store net revenue from specialty dentistry of $267,000 along with a de novo Office the Company opened in May 2008 that generated an additional $134,000 in net revenue.  The Company attributes the decrease in net revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, to a general weakness in the economy in its markets.

Clinical salaries and benefits. For the nine months ended September 30, 2009, clinical salaries and benefits decreased $137,000, or 1.8%, to $7.4 million compared to $7.5 million for the nine months ended September 30, 2008. This decrease is primarily due to reduced administrative wages as a result of fewer front desk personnel at the Offices in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  As a percentage of net revenue, clinical salaries and benefits decreased to 27.9% for the nine months ended September 30, 2009 compared to 28.3% for the nine months ended September 30, 2008.

Dental supplies. For the nine months ended September 30, 2009, dental supplies decreased to $1.7 million compared to $1.8 million for the nine months ended September 30, 2008, a decrease of $142,000 or 7.7%.  This decrease is attributable to three factors: (1) fewer new dentists requesting initial dental supply inventories; (2) a 3% rebate from the Company’s primary dental supply vendor that will be effective through 2009; and (3) a concentrated effort that began in January 2009 to reduce dental supply expense through the implementation of a new process for the monthly dental supply budget.  As a percentage of net revenue, dental supplies decreased to 6.4% for the nine months ended September 30, 2009 compared to 7.0% for the nine months ended September 30, 2008.

Laboratory fees. For the nine months ended September 30, 2009, laboratory fees decreased to $2.0 million compared to $2.1 million for the nine months ended September 30, 2008, a decrease of $112,000 or 5.4%.  This decrease is primarily due to lower laboratory fees that were negotiated with the Company’s significant vendors in December 2008.  As a percentage of net revenue, laboratory fees decreased to 7.5% for the nine months ended September 30, 2009 compared to 7.9% for the nine months ended September 30, 2008.

Occupancy. For the nine months ended September 30, 2009 and 2008, occupancy expense increased to $3.7 million compared to $3.6 million for the nine months ended September 30, 2008, an increase of $68,000 or 1.9%.  As a percentage of net revenue, occupancy expense increased to 13.9% for the nine months ended September 30, 2009 compared to 13.6% for the nine months ended September 30, 2008.

Advertising and marketing. For the nine months ended September 30, 2009, advertising and marketing expense decreased to $323,000 compared to $332,000 for the nine months ended September 30, 2008, a decrease of $9,000 or 2.8%.  This decrease is attributable to a decrease of $94,000 for yellow page advertising as a result of the Company’s negotiations for more favorable rates.  This was partially offset by a radio advertising campaign the Company initiated in May 2009 in its Denver and Colorado Springs, Colorado and Albuquerque, New Mexico markets.  The cost associated with the campaign was $70,000 for the nine months ended September 30, 2009.  The Company anticipates the cost of this campaign to be $47,000 for the quarter ending December 31, 2009.  As a percentage of net revenue, advertising and marketing expense decreased to 1.2% for the nine months ended September 30, 2009 compared to 1.3% for the nine months ended September 30, 2008.

Depreciation and amortization-Offices. For the nine months ended September 30, 2009 and 2008, depreciation and amortization expenses attributable to the Offices remained constant at $1.8 million. As a percentage of net revenue, depreciation and amortization expenses attributable to the Offices remained constant at 6.9% for the nine months ended September 30, 2009 and 2008.

General and administrative-Offices. For the nine months ended September 30, 2009, general and administrative expenses attributable to the Offices decreased to $3.5 million compared to $3.6 million for the nine months ended September 30, 2008, a decrease of $173,000 or 4.8%.  This decrease is primarily due to decreased bad debt expense of $139,000.  As a percentage of net revenue, general and administrative expenses attributable to the Offices decreased to 13.1% for the nine months ended September 30, 2009 compared to 13.7% for the nine months ended September 30, 2008.

Contribution from dental Offices.   As a result of the above, contribution from dental Offices increased $418,000 or 7.4%, to $6.1 million for the nine months ended September 30, 2009 compared to $5.7 million for the nine months ended September 30, 2008. As a percentage of net revenue, contribution from dental Offices increased to 23.0% for the nine months ended September 30, 2009 compared to 21.4% for the nine months ended September 30, 2008.

Corporate expenses - general and administrative. For the nine months ended September 30, 2009, corporate expenses - general and administrative increased to $3.2 million compared to $2.8 million for the nine months ended September 30, 2008, an increase of $407,000 or 14.5%. This increase is primarily related to an increase of $123,000 in executive bonuses, $151,000 related to the cash component of the LTIP for executives and $164,000 related to the equity component of the LTIP for executives.  As a percentage of net revenue, corporate expenses - general and administrative increased to 12.2% for the nine months ended September 30, 2009 compared to 10.6% for the nine months ended September 30, 2008.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2009, corporate expenses - depreciation and amortization decreased to $66,000 compared to $72,000 for the nine months ended September 30, 2008, a decrease of $6,000 or 8.9%.  As a percentage of net revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the nine months ended September 30, 2009 compared to 0.3% for the nine months ended September 30, 2008

Operating income.   As a result of the matters discussed above, the Company’s operating income remained constant at $2.8 million for the nine months ended September 30, 2009 and 2008. As a percentage of net revenue, operating income increased to 10.6% for the nine months ended September 30, 2009 compared to 10.5% for the nine months ended September 30, 2008.

Interest expense, net. For the nine months ended September 30, 2009, interest expense, net decreased to $119,000 compared to $200,000 for the nine months ended September 30, 2008, a decrease of $81,000 or 40.7%. This decrease in interest expense, net is attributable to a reduction of the principal amount outstanding on the Term Loan and reduced borrowings on the Credit Facility.  As a percentage of net revenue, interest expense, net decreased to 0.4% for the nine months ended September 30, 2009 compared to 0.8% for the nine months ended September 30, 2008.

Net income.   As a result of the above, the Company reported net income of $1.6 million for the nine months ended September 30, 2009 compared to net income of $1.5 million for the nine months ended September 30, 2008, an increase of $94,000 or 6.4%.  Net income for the nine months ended September 30, 2009 and 2008 was net of income tax expense of $1.1 million.  As a percentage of net revenue, net income increased to 5.9% for the nine months ended September 30, 2009 compared to 5.5% for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of September 30, 2009, the Company had a working capital deficit of approximately $2.1 million, retained earnings of $7.4 million and a cash balance of $885,000.  On October 29, 2009, the Company acquired substantially all the assets of a dental practice in Tucson, Arizona for the total purchase price of $700,000.

Net cash provided by operating activities was approximately $4.6 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $884,000, offset by an increase in accounts receivable of $641,000, an increase in prepaid expenses and other assets of approximately $27,000 and a decrease in income taxes payable of approximately $82,000.  During the nine months ended September 30, 2008, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $306,000, an increase in income taxes payable of approximately $430,000 and a decrease in prepaid expenses and other assets of approximately $79,000, offset by an increase in accounts receivable of $822,000.

Net cash used in investing activities was approximately $909,000 and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, the Company invested approximately $559,000 in the purchase of additional equipment and $350,000 in acquiring a dental practice in Tucson, Arizona.  During the nine months ended September 30, 2008, the Company invested approximately $1.0 million in capital expenditures, which included $163,000 to upgrade the Company’s payroll time collection system, $157,000 to remodel an Office and $368,000 in the development of a de novo Office.

Net cash used in financing activities was approximately $4.0 million for the nine months ended September 30, 2009 and $3.8 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, net cash used in financing activities was comprised of approximately $706,000 used in the purchase and retirement of Common Stock, approximately $950,000 for the payment of dividends, approximately $2.1 million used to pay down the Credit Facility and $690,000 to pay down the Term Loan partially offset by approximately $413,000 in proceeds from the exercise of Common Stock options.  During the nine months ended September 30, 2008, net cash used in financing activities was comprised of approximately $3.9 million used in the purchase and retirement of Common Stock, approximately $1.0 million for the payment of dividends and approximately $690,000 for the repayment of the Term Loan, partially offset by an increase of approximately $1.6 million on the Credit Facility and approximately $294,000 in proceeds from the exercise of Common Stock options.

On June 30, 2009, the Company amended its bank line of credit (“Credit Facility”).  The amended Credit Facility extends the expiration of the credit agreement from May 31, 2010 to May 31, 2011.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusts the Base Rate margin from 0.5% to 2.5%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin.  The amendment states that the LIBOR rate is the higher of 1.5% or the LIBOR rate and the margin is adjusted from 1.25% to 3.875%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and was increased from 0.25% to 0.40% as of June 1, 2009.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2009, the Company had $2.3 million outstanding and $4.7 million available for borrowing under the Credit Facility.  This consisted of $2.0 million outstanding under the LIBOR rate option and $298,000 outstanding under the Base Rate option.  As of September 30, 2009, the Company’s LIBOR borrowing rate was 5.375% and the Base Rate borrowing rate was 5.75%.  Management believes that the LIBOR and Base Rate margins increased as a result of the lender’s increased cost of funds and not because of the Company’s credit quality.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2009, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of September 30, 2009, $920,000 was outstanding at the fixed rate of 7.05% and $920,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2009, the Company was in full compliance with all of its covenants under the Term Loan.

As of September 30, 2009, the Company had budgeted capital commitments for the next 12 months of approximately $900,000, which includes the funding of a de novo Office in New Mexico and the relocation of two dental practices in Colorado.

As of September 30, 2009, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$4,137,683	$920,000	$3,217,683	$-	$-
Operating lease obligations	7,647,291	2,941,528	3,548,219	1,154,236	3,309
Total	$11,784,974	$3,861,528	$6,765,902	$1,154,236	$3,309

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended September 30, 2009, the Company, in 28 separate transactions, purchased 33,411 shares of its Common Stock for total consideration of approximately $536,000 at prices ranging from $14.66 to $17.20.  All purchases were made on the open market pursuant to plans that were approved by the Board of Directors. As of September 30, 2009, there was approximately $355,000 available for the purchase of the Company’s Common Stock under these plans.  There is no expiration date on these plans. Such purchases may be made from time to time as the Company’s management deems appropriate.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2009.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) of the Exchange Act) that occurred in the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period July 1, 2009 through September 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 through July 31, 2009	15,623	$15.99	15,623	$640,697
August 1, 2009 through August 31, 2009	5,300	16.67	5,300	$552,328
September 1, 2009 through September 30, 2009	12,488	15.83	12,488	$354,646
Total	33,411	$16.04	33,411

(1)
All purchases were made on the open market pursuant to plans that were approved by the Board of Directors.  The Company’s Board of Directors has authorized a stock repurchase program since 2000.  The maximum authorized amounts under the program have ranged from $150,000 to $2.4 million.  Most recently, in August 2008, the Board of Directors approved up to $2.0 million of stock repurchases.  As of September 30, 2009, there was approximately $355,000 available for the purchase of the Company’s Common Stock under these plans. There is no expiration date on these plans.  Purchases under these plans may be made from time to time as the Company’s management deems appropriate.

ITEM 6.   EXHIBITS

Exhibit
Number	Description of Document

3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 and 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 13, 2009	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)