Form 10-Q
period 2010-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2010-05-14
CIK 948072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 10, 2010
Common Stock, without par value	1,858,535

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2010
	**	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$779,622	$946,920
Accounts receivable, net of allowance for doubtful accounts of $371,762 and $349,756, respectively	3,124,160	3,555,323
Deferred tax asset	195,170	195,170
Prepaid expenses and other assets	433,222	885,034

Total current assets	4,532,174	5,582,447

PROPERTY AND EQUIPMENT, net	3,532,011	3,746,518

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,842,285	12,617,197
Deferred charges and other assets	153,734	153,784
Notes receivable	191,557	183,955

Total assets	$21,251,761	$22,283,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,934,468	$2,241,491
Accrued expenses	1,716,395	1,809,770
Accrued payroll and related expenses	1,795,968	2,700,679
Income taxes payable	267,160	470,273
Current maturities of long-term debt	920,000	920,000

Total current liabilities	6,633,991	8,142,213

LONG-TERM LIABILITIES:
Deferred tax liability, net	526,036	526,035
Long-term debt, net of current maturities	4,362,024	3,765,899
Other long-term obligations	2,112,395	2,102,171

Total liabilities	13,634,446	14,536,318

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,858,135 and 1,864,732 shares issued and outstanding, respectively	164,255	128,901
Retained earnings	7,475,212	7,636,222
Accumulated other comprehensive loss	(22,152)	(17,540)

Total shareholders' equity	7,617,315	7,747,583

Total liabilities and shareholders' equity	$21,251,761	$22,283,901

**  Derived from the Company’s audited consolidated balance sheet at December 31, 2009.

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2009		2010

REVENUE:	$15,341,714		$16,533,619

DIRECT EXPENSES:
Clinical salaries and benefits	8,877,748		9,541,026
Dental supplies	539,149		588,769
Laboratory fees	637,962		719,058
Occupancy	1,213,926		1,348,000
Advertising and marketing	84,932		194,993
Depreciation and amortization	617,610		614,612
General and administrative	1,161,960		1,330,547
	13,133,287		14,337,005

Contribution from dental offices	2,208,427		2,196,614

CORPORATE EXPENSES:
General and administrative	975,189	(1)	1,184,167	(1)
Depreciation and amortization	22,389		21,624

OPERATING INCOME	1,210,849		990,823
Interest expense, net	42,415		53,356

INCOME BEFORE INCOME TAXES	1,168,434		937,467
Income tax expense	491,408		403,111

NET INCOME	$677,026		$534,356

Net income per share of Common Stock - Basic	$0.36		$0.29

Net income per share of Common Stock - Diluted	$0.36		$0.28

Cash dividends per share of Common Stock	$0.17		$0.20

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,320		1,867,908

Diluted	1,883,528		1,903,853

(1)
Corporate expense - general and administrative includes $164,178 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2009 and $150,329 of stock-based compensation expense pursuant to ASC Topic 718 and $84,349 related to a long-term incentive program for the quarter ended March 31, 2010.

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

			Other
	Common Stock		Comprehensive	Retained	Shareholders'
	Shares	Amount	Income	Earnings	Equity

BALANCES, December 31, 2009	1,858,135	$164,255	$(22,152)	$7,475,212	$7,617,315
Common Stock options exercised	23,684	9,655	-	-	9,655
Purchase and retirement of Common Stock	(17,087)	(279,687)	-	-	(279,687)
Dividends declared on Common Stock	-	-	-	(373,346)	(373,346)
Stock-based compensation expense	-	234,678	-	-	234,678
Other comprehensive income	-	-	4,612	-	4,612
Net income, three months ended March 31, 2010	-	-	-	534,356	534,356

BALANCES, March 31, 2010	1,864,732	$128,901	$(17,540)	$7,636,222	$7,747,583

STATEMENT OF COMPREHENSIVE INCOME FOR QUARTER ENDED MARCH 31, 2010
(UNAUDITED)

Net income	$534,356
Other comprehensive income	4,612

Comprehensive income	$538,968

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Months Ended
	March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$677,026	$534,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639,999	636,236
Stock-based compensation expense	164,178	234,678
Provision for doubtful accounts	163,602	151,658
Provision for deferred income taxes	(55,973)	(1)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(420,226)	(582,821)
Prepaid expenses and other assets	(259,393)	(451,812)
Deferred charges and other assets	8,333	(50)
Accounts payable	6,934	307,023
Accrued expenses	46,150	40,745
Accrued payroll and related expenses	586,084	798,739
Income taxes payable	385,081	203,113
Other long-term obligations	(16,933)	(10,224)
Net cash provided by operating activities	1,924,862	1,861,640

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related parties, net	-	7,602
Capital expenditures	(99,763)	(184,117)
Development or acquisition of new dental centers	-	(441,538)
Net cash used in investing activities	(99,763)	(618,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	3,821,758	5,650,250
Repayments – line of credit	(4,999,960)	(6,016,375)
Repayments – Term Loan	(230,000)	(230,000)
Proceeds from exercise of Common Stock options	-	9,655
Purchase and retirement of Common Stock	(69,063)	(173,715)
Tax benefit of Common Stock options exercised	-	-
Common Stock cash dividends	(317,099)	(316,104)
Net cash used in financing activities	(1,794,364)	(1,076,289)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,735	167,298
CASH AND CASH EQUIVALENTS, beginning of period	1,234,991	779,622
CASH AND CASH EQUIVALENTS, end of period	$1,265,726	$946,920

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$54,968	$65,316
Cash paid during the year for income taxes	$162,300	$200,000

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$4,305	$4,612
Stock surrendered in cashless exchange	$-	$105,972

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.  The Company has evaluated all subsequent events through May 14, 2010, the date the financial statements were issued.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the dental offices (“Offices”) which are under the control of the Company.  The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements ( the “Management Agreements”).  All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2010. Such reclassification had no effect on net income.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company, among other things, restated its consolidated income statements for the quarter ended March 31, 2009 to record revenue and clinical salaries on a gross basis.  The restatement had no effect on contribution from dental offices, operating income, net income, earnings per share, the consolidated balance sheets, the consolidated statements of shareholders’ equity and comprehensive income, or the consolidated statement of cash flows.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying statements of income reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment, and support personnel as required to operate the practice.

The Company prepares its consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, which provides for consolidation of variable interest entities of which the Company is the primary beneficiary. The Company has concluded that the P.C.s meet the definition of variable interest entities (“VIEs”) as defined by this standard and that the Company is the primary beneficiary of these VIEs.  This conclusion was reached because the Company has the power to direct significant activities of the VIEs and the Company is obligated to absorb losses of and/or provide rights to receive benefits from the VIEs.

Revenue

Revenue is generally recognized when services are provided and are reported at estimated net realizable amounts due from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments.  Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To management's knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2010.

Most of the Company’s patients are insured under third-party payor agreements. The Company’s billing system generates contractual adjustments for each patient encounter based on fee schedules for the patient’s insurance plan.  The services provided are attached to the patient’s fee schedule based on the insurance the patient has at the time the service is provided.  Therefore, the revenue that is recorded by the billing system is based on insurance contractual amounts. Additionally, each patient at the time of service signs a form agreeing that the patient is ultimately responsible for the contracted fee if the insurance company does not pay the fee for any reason.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $225,089 and $195,015 for the quarters ended March 31, 2010 and 2009, respectively.

The Management Agreements cannot be terminated by the related P.C without cause, consisting primarily of bankruptcy or material default by the Company.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended March 31, 2010 and 2009 was approximately $235,000 and $164,000, respectively.  For the quarter ended March 31, 2010, the stock-based compensation expense consisted of approximately $150,000 related to ASC Topic 718 expense (stock option expense) and approximately $84,000 related to restricted stock units granted under a long term incentive program (“LTIP”). For the quarter ended March 31, 2009, the stock-based compensation expense was all related to stock option expense.  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2010 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended March 31, 2010 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

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

In May 2009, the FASB issued authoritative guidance for subsequent events which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued.  This guidance was effective for the Company beginning with its reporting period ended June 30, 2009 and is applied prospectively. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810-10-65-2, Amendments to FASB ASC 810-10-05-8A. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a VIE and eliminates the quantitative model prescribed by ASC Topic 810-10. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASC 810-10-65 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  In connection with its review of ASC Topic 810-10, which resulted in its conclusion that treatment of the Company’s managed P.C.s as VIEs entities is the appropriate treatment under ASC Topic 810-10 as discussed above, the Company’s management has analyzed ASC 810-10-65 and concluded that ASC 810-10-65 applies to the Company.  Therefore, there are no changes to the Company’s determination that the P.C.s are VIEs nor to its determination of the Company’s status with regard to its position as the primary beneficiary of such VIEs.  The Company has provided the required disclosures of ASC Topic 810-10-65 in this report.

In July 2009, the FASB established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP.  The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This new guidance became effective on July 1, 2009. The Company adopted this guidance on July 1, 2009, but it did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance relating to improving disclosures about fair value measurement. The new accounting guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. A reporting entity is required to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This new accounting guidance is effective on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective on January 1, 2011 and early adoption is permitted. The Company adopted this guidance on January 1, 2010, but it did not have a material impact on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2009			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$677,026	1,860,320	$0.36	$534,356	1,867,908	$0.29

Effect of Dilutive Stock Options	-	23,208	-	-	35,945	(0.01)

Diluted EPS	$677,026	1,883,528	$0.36	$534,356	1,903,853	$0.28

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2010 and 2009 relates to the effect of 35,945 and 23,208 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended March 31, 2010 and 2009, options to purchase 309,350 and 329,916 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of March 31, 2010, there were 99,818 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2010, there were 216,793 vested options and 151,812 unvested options under the 2005 Plan.

The Employee Stock Option Plan (the “Employee Plan”) was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of March 31, 2010, there were 32,000 vested options outstanding and zero unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended
	March 31,
Valuation Assumptions	2009	2010

Expected life (1)	3.2	3.4
Risk-free interest rate (2)	1.30%	1.62%
Expected volatility (3)	69%	59%
Expected dividend yield	6.33%	4.50%
Expected Forteiture (4)	4.97%	8.49%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of option activity as of March 31, 2010, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2009	393,251	$16.28	$9.66 - $21.85	3.2	$879
Granted	65,000	$15.62	$15.22 - $17.13
Exercised	57,646	$10.02	$9.66 - $13.60

Outstanding at March 31, 2010	400,605	$17.08	$9.66 - $21.85	3.8	$600

Exercisable at March 31, 2010	248,793	$17.95	$9.66 - $21.85	3.0	$272

The weighted average grant date fair values of options granted were $5.16 per option and $3.69 per option during the quarters ended March 31, 2010 and 2009, respectively.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2010 and 2009 were $9,655 and $0, respectively. There was no associated income tax effect from stock options exercised during the quarters ended March 31, 2010 and 2009.  As of the date of exercise, the total intrinsic values of options exercised during the quarters ended March 31, 2010 and 2009 were $388,120 and $0, respectively. As of March 31, 2010, there was $706,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.83 years.

(5)	LONG TERM INCENTIVE PROGRAM

On June 3, 2009, the Compensation Committee of the Board of Directors adopted the LTIP.  The LTIP, which operates under the 2005 Plan, provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Details of the LTIP are as follows:

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

For the quarter ended March 31, 2010, the Company accrued approximately $78,000 related to the cash portion and recorded approximately $84,000 of stock-based compensation for the equity portion, respectively, of the LTIP.

(6)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17
April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010	0.20

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

On June 30, 2009, the Company amended its Credit Facility.  The amended Credit Facility extends the expiration of the Credit Facility from May 31, 2010 to May 31, 2011.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusted the Base Rate margin from 0.5% to 2.5%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin.  The amendment states that the LIBOR rate is the higher of 1.5% or the LIBOR rate and the margin is adjusted from 1.25% to 3.875%.  As of March 31, 2010, the Company’s LIBOR borrowing rate was 5.375% and the Base Rate borrowing rate was 5.75%.  Management believes that the LIBOR and Base Rate margins increased as a result of the lender’s increased cost of funds and not because of the Company’s credit quality.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and increased from 0.25% to 0.40% as of June 1, 2009 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2010, the Company had $3.3  million outstanding and $3.7 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.0 million outstanding under the LIBOR rate option and $306,000 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At March 31, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)	TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of March 31, 2010, the floating rate was 1.79%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of March 31, 2010, $690,000 was outstanding at the fixed rate of 7.05% and $690,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At March 31, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In March 2010, the Company recognized, on its balance sheet, approximately $5,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

(9)	OTHER

The Company’s retained earnings as of March 31, 2010 were approximately $7.6 million, and the Company had a working capital deficit on that date of approximately $2.6 million. During the quarter ended March 31, 2010, the Company had capital expenditures of approximately $626,000, paid dividends of approximately $316,000 and repurchased outstanding Common Stock for approximately $174,000 pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $596,000.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2009 and 2010. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 65 Offices in Colorado, New Mexico and Arizona staffed by 85 general dentists and 40 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no changes to these policies since the filing of that report.

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

The restatements affect the Company’s previously reported revenue and expenses for clinical salaries and benefits paid to dentists, dental hygienists and dental assistants.  As a result, the Company’s reported revenue increased by the amounts paid to dentists, dental hygienists and dental assistants.  Clinical salaries and benefits increased by the same dollar amounts as the increase in revenue.  The restatements have no impact on the following items:

•	Contribution from dental offices
•	Operating income
•	Net income
•	Earnings per share
•	Consolidated balance sheets
•	Consolidated statements of shareholders equity and comprehensive income
•	Consolidated statements of cash flows
•	Adjusted EBITDA

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

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable in excess of $50 that are over 120 days and that appear are not collectible are written off as bad debt and sent to an outside collections agency.

Results of Operations

For the quarter ended March 31, 2010, revenue increased $1.2 million or 7.8%, to $16.5 million compared to $15.3 million for the quarter ended March 31, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $1.1 million in revenue.

For the quarter ended March 31, 2010, net income decreased 21.1% to $534,000, or $.28 per share, compared to $677,000, or $.36 per share, for the quarter ended March 31, 2009.

During the quarter ended March 31, 2010, the Company generated $1.9 million of cash from operations.  During this period, the Company repurchased outstanding Common Stock for $174,000, invested $626,000 in capital expenditures, paid $316,000 in dividends and repaid $230,000 of the Term Loan while decreasing borrowings under its Credit Facility by $366,000.

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $153,000, or 7.6%, to $1.9 million for the quarter ended March 31, 2010 compared to $2.0 million for the quarter ended March 31, 2009. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters
	Ended March 31,
	2009	2010
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$677,026	$534,356
Add back:
Depreciation and amortization - Offices	617,610	614,612
Depreciation and amortization - Corporate	22,389	21,624
Stock-based compensation expense	164,178	234,677
Interest expense, net	42,415	53,356
Income tax expense	491,408	403,111

Adjusted EBITDA	$2,015,026	$1,861,736

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s condensed consolidated statements of income. The information contained in the following table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto contained elsewhere in this report.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2009		2010

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	57.9%		57.7%
Dental supplies	3.5%		3.6%
Laboratory fees	4.2%		4.3%
Occupancy	7.9%		8.2%
Advertising and marketing	0.6%		1.2%
Depreciation and amortization	4.0%		3.7%
General and administrative	7.6%		8.0%
	85.6%		86.7%

Contribution from dental offices	14.4%		13.3%

Corporate Expenses:
General and administrative	6.4	%(1)	7.2	%(1)
Depreciation and amortization	0.1%		0.1%

Operating income	7.9%		6.0%

Interest expense	0.3%		0.3%

Income before income taxes	7.6%		5.7%
Income tax expense	3.2%		2.4%

Net income	4.4%		3.2%

(1)
Corporate expense - general and administrative includes $164,178 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2009 and $150,329 of stock-based compensation expense pursuant to ASC Topic 718 and $84,349 related to a long-term incentive program for the quarter ended March 31, 2010.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009:

Revenue

For the quarter ended March 31, 2010, revenue increased $1.2 million, or 7.8%, to $16.5 million compared to $15.3 million for the quarter ended March 31, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $1.1 million in revenue during the quarter ended March 31, 2010.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2010, clinical salaries and benefits increased $663,000, or 7.5%, to $9.5 million compared to $8.9 million for the quarter ended March 31, 2009. This increase is primarily attributable to the four new Offices which accounted for an additional $669,000 of clinical salaries and benefits during the quarter ended March 31, 2010.  As a percentage of revenue, clinical salaries and benefits decreased to 57.7% for the quarter ended March 31, 2010 compared to 57.9% for the quarter ended March 31, 2009.

Dental supplies. For the quarter ended March 31, 2010, dental supplies increased to $589,000 compared to $539,000 for the quarter ended March 31, 2009, an increase of $50,000 or 9.2%.  This increase is primarily attributable to the four new Offices which accounted for an additional $52,000 of dental supplies during the quarter ended March 31, 2010.  As a percentage of revenue, dental supplies increased to 3.6% for the quarter ended March 31, 2010 compared to 3.5% for the quarter ended March 31, 2009.

Laboratory fees. For the quarter ended March 31, 2010, laboratory fees increased to $719,000 compared to $638,000 for the quarter ended March 31, 2009, an increase of $81,000 or 12.7%.  This increase is primarily attributable to the four new Offices which accounted for an additional $52,000 of laboratory fees during the quarter ended March 31, 2010.  In addition to the four new Offices, increased laboratory fees related to higher material costs used for crowns was also a factor in the increased laboratory costs.  As a percentage of revenue, laboratory fees increased to 4.3% for the quarter ended March 31, 2010 compared to 4.2% for the quarter ended March 31, 2009

Occupancy. For the quarters ended March 31, 2010, occupancy increased to $1.3 million compared to $1.2 million for the quarter ended March 31, 2009, an increase of $134,000 or 11.0%.  This increase is primarily attributable to the four new Offices which accounted for an additional $97,000 of occupancy expense during the quarter ended March 31, 2010.  As a percentage of revenue, occupancy expense increased to 8.2% for the quarter ended March 31, 2010 compared to 7.9% for the quarter ended March 31, 2009.

Advertising and marketing. For the quarter ended March 31, 2010, advertising and marketing expense increased to $195,000 compared to $85,000 for the quarter ended March 31, 2009, an increase of $110,000 or 129.6%.  This increase is attributable to a television advertising campaign the Company initiated in February 2010 in its Denver, Colorado market, a radio advertising campaign initiated in February 2010 in the Colorado Springs, Colorado and Albuquerque, New Mexico markets and an internet advertising campaign initiated in August 2009.  The costs associated with these campaigns during the quarter ended March 31, 2010 were $61,000 for the television advertising, $15,000 for the radio advertising and $15,000 for the internet advertising.  The four new Offices also accounted for an additional $16,000 of advertising expense during the quarter ended March 31, 2010.  As a percentage of revenue, advertising and marketing expense increased to 1.2% for the quarter ended March 31, 2010 compared to 0.6% for the quarter ended March 31, 2009.

Depreciation and amortization-Offices. For the quarter ended March 31, 2010, depreciation and amortization expenses attributable to the Offices decreased to $615,000 compared to $618,000 for the quarter ended March 31, 2009, a decrease of $3,000 or 0.5%.  The decrease in deprecation and amortization is related to assets at many Offices becoming fully depreciated during 2009 offset by approximately $45,000 of additional depreciation and amortization related to the four new Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 3.7% for the quarter ended March 31, 2010 compared to 4.0% for the quarter ended March 31, 2009.

General and administrative-Offices:  For the quarters ended March 31, 2010, general and administrative expenses attributable to the Offices increased to $1.3 million compared to $1.2 million for the quarter ended March 31, 2009, an increase of $169,000 or 14.5%.  This increase is primarily attributable to the four new Offices which accounted for an additional $104,000 of general and administrative expenses during the quarter ended March 31, 2010.  In addition to the four new Offices, repair and maintenance expense increased $18,000, recruiting expense increased $18,000, computer supplies and maintenance expense increased $15,000 and insurance expense increased $11,000.  As a percentage of revenue, general and administrative expenses increased to 8.0% for the quarter ended March 31, 2010 compared to 7.6% for the quarter ended March 31, 2009.

Contribution from dental Offices

As a result of revenue and direct expenses each increasing $1.2 million, contribution from dental Offices remained constant at  $2.2 million for the quarters ended March 31, 2010 and 2009. As a percentage of revenue, contribution from dental Offices decreased to 13.3% for the quarter ended March 31, 2010 compared to 14.4% for the quarter ended March 31, 2009.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2010, corporate expenses – general and administrative increased to $1.2 million compared to $975,000 for the quarter ended March 31, 2009, an increase of $209,000 or 21.4%.  This increase is primarily related to an increase in executive bonuses of $30,000, $162,000 accrued for the LTIP and $63,000 of incremental legal and accounting expenses related to responding to Securities and Exchange Commission comments pertaining to the Company’s Form 10-K for the year ended December 31, 2008, offset by decreases of $21,000 in 401(k) match and $10,000 in contract labor.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.2% for the quarter ended March 31, 2010 compared to 6.4% for the quarter ended March 31, 2009.

Corporate expenses - depreciation and amortization. For the quarters ended March 31, 2010 and 2009, corporate expenses - depreciation and amortization remained constant at $22,000.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.1% for the quarters ended March 31, 2010 and 2009.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $220,000, or 18.2% to $991,000 for the quarter ended March 31, 2010 compared to $1.2  million for the quarter ended March 31, 2009.  As a percentage of revenue, operating income decreased to 6.0% for the quarter ended March 31, 2010 compared to 7.9% for the quarter ended March 31, 2009.

Interest expense/(income), net

For the quarter ended March 31, 2010, interest expense increased to $53,000 compared to $42,000 for the quarter ended March 31, 2009, an increase of $11,000 or 25.8%. This increase in interest expense is attributable to higher interest rates on the Credit Facility. As a percentage of revenue, interest expense remained constant at 0.3% for the quarters ended March 31, 2010 and 2009.

Net income

As a result of the above, the Company’s net income was $534,000 for the quarter ended March 31, 2010 compared to net income of $677,000 for the quarter ended March 31, 2009, a decrease of $143,000 or 21.1%. Net income for the quarter ended March 31, 2010 was net of income tax expense of $403,000, while net income for the quarter ended March 31, 2009 was net of income tax expense of $491,000. The effective tax rate was 43.0% for the quarter ended March 31, 2010 compared to 42.1% for the quarter ended March 31, 2009.  As a percentage of revenue, net income decreased to 3.2% for the quarter ended March 31, 2010 compared to 4.4% for the quarter ended March 31, 2009.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and a Credit Facility.  As of March 31, 2010, the Company had a working capital deficit of approximately $2.6 million, retained earnings of $7.6 million and a cash balance of $947,000.

Net cash provided by operating activities was approximately $1.9 million for the quarters ended March 31, 2010 and 2009.  During the 2010 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.1 million and an increase in income taxes payable of approximately $203,000 offset by an increase in accounts receivable of approximately $583,000 and an increase in prepaid expenses and other assets of approximately $452,000.  During the 2009 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $639,000 and an increase in income taxes payable of approximately $385,000 offset by an increase in accounts receivable of approximately $420,000 and an increase in prepaid expenses and other assets of approximately $259,000.

Net cash used in investing activities was approximately $618,000 and $100,000 for the quarters ended March 31, 2010 and 2009, respectively. For the quarter ended March 31, 2010, the Company invested $442,000 in the development of new dental centers and $184,000 in  the purchase of additional equipment. For the quarter ended March 31, 2009, the Company invested $100,000 in the purchase of additional equipment.

Net cash used in financing activities was approximately $1.1 million for the quarter ended March 31, 2010 and $1.8 million for the quarter ended March 31, 2009. During the quarter ended March 31, 2010, net cash used in financing activities was comprised of approximately $174,000 used in the purchase and retirement of Common Stock, approximately $316,000 for the payment of dividends, approximately $366,000 used to pay down the Credit Facility and $230,000 for the repayment of the Term Loan.  During the quarter ended March 31, 2009, net cash used in financing activities was comprised of approximately $69,000 used in the purchase and retirement of Common Stock, approximately $317,000 for the payment of dividends, approximately $1.2 million used to pay down the Credit Facility and $230,000 for the repayment of the Term Loan.

On June 30, 2009, the Company amended its Credit Facility.  The amended Credit Facility extends the expiration of the Credit Facility from May 31, 2010 to May 31, 2011.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusted the Base Rate margin from 0.5% to 2.5%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin.  The amendment states that the LIBOR rate is the higher of 1.5% or the LIBOR rate and the margin is adjusted from 1.25% to 3.875%.  As of March 31, 2010, the Company’s LIBOR borrowing rate was 5.375% and the Base Rate borrowing rate was 5.75%.  Management believes that the LIBOR and Base Rate margins increased as a result of the lender’s increased cost of funds and not because of the Company’s credit quality.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and increased from 0.25% to 0.40% as of June 1, 2009 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2010, the Company had $3.3  million outstanding and $3.7 million available for borrowing under the Credit Facility.  The outstanding amount consisted of $3.0 million outstanding under the LIBOR rate option and $306,000 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At March 31, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of March 31, 2010, $690,000 was outstanding at the fixed rate of 7.05% and $690,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At March 31, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

As of March 31, 2010, the Company had budgeted capital commitments for the next 12 months of approximately $1.2 million to develop a de novo Office in Denver, Colorado.

As of March 31, 2010, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$4,685,899	$920,000	$3,765,899	$-	$-
Operating lease obligations	10,626,984	3,318,635	4,742,372	2,263,783	302,194
Total	$15,312,883	$4,238,635	$8,508,271	$2,263,783	$302,194

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended March 31, 2010, the Company purchased 10,760 shares of its Common Stock for total consideration of approximately $174,000 at prices ranging from $15.20 to $17.40.  All purchases were made on the open market pursuant to a stock repurchase program that was approved by the Board of Directors. As of March 31, 2010, there was approximately $515,000 remaining available for the purchase of the Company’s Common Stock under this program.  There is no expiration date for this program.  Such purchases may be made from time to time as the Company’s management deems appropriate.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity or capital needs, the Company may issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2010.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

In connection with the restatements as described in this report and in the Form 10-K for the year ended December 31, 2009,  management of the Company re-evaluated the effectiveness of its disclosure controls and procedures and internal control over financial reporting.  As a result of this re-evaluation, management determined that, as of December 31, 2008 and 2009, there was a control deficiency that constituted a material weakness in the Company’s internal controls.  The material weakness was a result of a lack of controls to identify variable interest entities and the consolidation of variable interest entities under GAAP.  Accordingly, additional enhancements to the control environment have been implemented in 2010 to ensure that controls related to these material weaknesses are strengthened and will operate effectively.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period January 1, 2010 through March 31, 2010.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2010 through January 31, 2010	10,587	(2)	$15.75	4,260	$621,255
February 1, 2010 through February 28, 2010	2,500		15.86	2,500	$581,595
March 1, 2010 through March 31, 2010	4,000		16.74	4,000	$514,637
Total	17,087		$16.00	10,760

(1)
The stock repurchase program has been ongoing for more than five years and there is no expiration date for the program.  Most recently, on January 23, 2008, the Board of Directors authorized the Company to make available open market purchases of its Common Stock of up to $1 million.  On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  On July 30, 2008, the Board of Directors approved an additional $1 million of stock repurchases.  On August 12, 2008, the Board of Directors approved up to $2 million of stock repurchases.  On December 16, 2009, the Board of Directors approved an additional $500,00 of stock repurchases.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.

(2)	Includes 6,327 shares of Common Stock purchased to cover taxes associated with the exercise of non-qualified stock options.

ITEM 6.   EXHIBITS

Exhibit
Number	Description of Document

3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibits 3.1 and 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

3.2
Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 14,2010	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)