Form 10-Q
period 2010-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2010-08-13
CIK 948072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________ to ________________________

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 9, 2010
Common Stock, no par value	1,851,380

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2010
	**	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$779,622	$923,711
Accounts receivable, net of allowance for doubtful
accounts of $371,762 and $358,600, respectively	3,124,160	3,472,142
Deferred tax asset	195,170	195,170
Prepaid expenses and other assets	433,222	782,612

Total current assets	4,532,174	5,373,635

PROPERTY AND EQUIPMENT, net	3,532,011	4,140,967

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,842,285	12,392,108
Deferred charges and other assets	153,734	153,784
Notes receivable	191,557	185,654

Total assets	$21,251,761	$22,246,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,934,468	$2,362,964
Accrued expenses	1,716,395	1,798,058
Accrued payroll and related expenses	1,795,968	2,257,660
Income taxes payable	267,160	-
Current maturities of long-term debt	920,000	920,000
Liabilities related to discontinued operations	-	158,447

Total current liabilities	6,633,991	7,497,129

LONG-TERM LIABILITIES:
Deferred tax liability, net	526,036	505,403
Long-term debt, net of current maturities	4,362,024	4,426,097
Other long-term obligations	2,112,395	2,168,406
Liabilities related to discontinued operations	-	14,126

Total liabilities	13,634,446	14,611,161

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares
authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;
1,858,135 and 1,854,281 shares issued and outstanding, respectively	164,255	165,897
Retained earnings	7,475,212	7,481,208
Accumulated other comprehensive loss	(22,152)	(12,118)

Total shareholders' equity	7,617,315	7,634,987

Total liabilities and shareholders' equity	$21,251,761	$22,246,148

**  Derived from the Company’s audited consolidated balance sheet at December 31, 2009.

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

REVENUE:	$15,116,412	$15,746,655	$30,375,031	$32,193,537

DIRECT EXPENSES:
Clinical salaries and benefits	8,643,614	9,054,028	17,438,710	18,475,360
Dental supplies	577,078	662,489	1,110,434	1,244,855
Laboratory fees	678,148	699,383	1,312,164	1,415,933
Occupancy	1,169,208	1,289,934	2,334,927	2,587,601
Advertising and marketing	96,313	289,932	178,121	481,339
Depreciation and amortization	563,080	592,864	1,131,455	1,158,130
General and administrative	1,114,998	1,286,005	2,259,920	2,597,500
	12,842,439	13,874,635	25,765,731	27,960,718

Contribution from dental offices	2,273,973	1,872,020	4,609,300	4,232,819

CORPORATE EXPENSES:
General and administrative	1,187,732 (1)	1,071,158 (1)	2,162,920 (2)	2,255,326 (2)
Depreciation and amortization	22,161	22,323	44,551	43,947

OPERATING INCOME	1,064,080	778,539	2,401,829	1,933,546
Interest expense, net	27,350	44,183	69,958	97,019

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,036,730	734,356	2,331,871	1,836,527
Income tax expense	434,762	315,771	979,386	789,707

INCOME FROM CONTINUING OPERATIONS	601,968	418,585	1,352,485	1,046,820

DISCONTINUED OPERATIONS (Note 9):
Operating (loss) attributable to assets disposed of	(142,026)	(85,418)	(268,734)	(250,125)
(Loss) recognized on dispositions	-	(268,598)	-	(268,598)
Income tax benefit	59,651	152,227	112,868	223,051

LOSS ON DISCONTINUED OPERATIONS	(82,375)	(201,789)	(155,866)	(295,672)

NET INCOME	$519,593	$216,796	$1,196,619	$751,148

Net income per share of Common Stock - Basic
Continuing Operations	$0.32	$0.23	$0.73	$0.56
Discontinued Operations	(0.04)	(0.11)	(0.09)	(0.16)
Net income per share of Common Stock - Basic	$0.28	$0.12	$0.64	$0.40

Net income per share of Common Stock – Diluted
Continuing Operations	$0.32	$0.22	$0.72	$0.55
Discontinued Operations	(0.05)	(0.11)	(0.09)	(0.16)
Net income per share of Common Stock - Diluted	$0.27	$0.11	$0.63	$0.39

Cash dividends per share of Common Stock	$0.17	$0.20	$0.34	$0.40

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	1,855,778	1,858,850	1,858,036	1,863,354

Diluted	1,890,929	1,900,272	1,887,250	1,902,241

(1)
Corporate expense - general and administrative includes $170,915 of stock-based compensation expense pursuant to ASC Topic 718 and $81,792 related to a long-term incentive program for the quarter ended June 30, 2009 and $151,432 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended June 30, 2010.

(2)
Corporate expense - general and administrative includes $335,092 of stock-based compensation expense pursuant to ASC Topic 718 and $81,792 related to a long-term incentive program for the six months ended June 30, 2009 and $301,761 of stock-based compensation expense pursuant to ASC Topic 718 and $168,696 related to a long-term incentive program for the six months ended June 30, 2010.

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Other Comprehensive Income	Retained Earnings	Shareholders' Equity
	Shares	Amount

BALANCES, December 31, 2009	1,858,135	$164,255	$(22,152)	$7,475,212	$7,617,315
Common Stock options exercised	25,145	19,310	-	-	19,310
Purchase and retirement of Common Stock	(28,999)	(488,125)	-	-	(488,125)
Dividends declared on Common Stock	-	-	-	(745,152)	(745,152)
Stock-based compensation expense	-	470,457	-	-	470,457
Other comprehensive income	-	-	10,034	-	10,034
Net income, six months ended June 30, 2010	-	-	-	751,148	751,148

BALANCES, June 30, 2010	1,854,281	$165,897	$(12,118)	$7,481,208	$7,634,987

STATEMENT OF COMPREHENSIVE INCOME FOR SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

Net income	$751,148
Other comprehensive income	10,034

Comprehensive income	$761,182

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,196,619	$751,148
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,274,545	1,202,076
Stock-based compensation expense	416,884	470,457
Provision for doubtful accounts	303,409	118,502
Provision for deferred income taxes	(82,477)	(20,632)
Discontinued operations costs	-	376,903
Changes in assets and liabilities net of effects
from acquisitions:
Accounts receivable	(838,965)	(466,484)
Prepaid expenses and other assets	(146,542)	(328,870)
Deferred charges and other assets	8,333	(50)
Accounts payable	180,466	428,496
Accrued expenses	199,230	35,993
Accrued payroll and related expenses	481,030	461,692
Income taxes payable	75,900	(267,161)
Other long-term obligations	(66,093)	56,011
Net cash provided by operating activities	3,002,339	2,818,081

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related parties, net	-	5,903
Capital expenditures	(192,619)	(290,771)
Development or acquisition of new dental centers	-	(1,294,932)
Net cash used in investing activities	(192,619)	(1,579,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	6,736,883	12,462,774
Repayments – line of credit	(8,415,085)	(11,938,700)
Repayments – Term Loan	(460,000)	(460,000)
Proceeds from exercise of Common Stock options	97,500	19,310
Purchase and retirement of Common Stock	(170,045)	(488,126)
Tax benefit of Common Stock options exercised	896	-
Common Stock cash dividends	(632,871)	(689,450)
Net cash used in financing activities	(2,842,722)	(1,094,192)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(33,002)	144,089
CASH AND CASH EQUIVALENTS, beginning of period	1,234,991	779,622
CASH AND CASH EQUIVALENTS, end of period	$1,201,989	$923,711

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$95,225	$135,032
Cash paid during the year for income taxes	$709,900	$854,449

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$10,810	$10,034

The accompanying notes are an integral part of these financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.  The Company has evaluated all subsequent events through August 11, 2010, the date the financial statements were issued.

(2)         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the dental offices (“Offices”) which are under the control of the Company.  The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the “Management Agreements”).  All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2010. Such reclassifications had no effect on net income.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company, among other things, restated its consolidated income statements for the quarter and six months ended June 30, 2009 to record revenue and clinical salaries on a gross basis.  The restatement had no effect on contribution from dental offices, operating income, net income, earnings per share, the consolidated balance sheets, the consolidated statements of shareholders’ equity and comprehensive income, or the consolidated statement of cash flows.

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

The Company prepares its consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, which provides for consolidation of variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company has concluded that the P.C.s meet the definition of VIEs as defined by this standard and that the Company is the primary beneficiary of these VIEs.  This conclusion was reached because the Company has the power to direct significant activities of the VIEs and the Company is obligated to absorb losses of and/or provide rights to receive benefits from the VIEs.

Revenue

Revenue is generally recognized when services are provided and are reported at estimated net realizable amounts due from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments.  Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To management's knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2010.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $225,089 and $195,071 for the quarters ended June 30, 2010 and 2009, respectively.  Amortization was $450,177 and $390,086 for the six months ended June 30, 2010 and 2009, respectively.

The Management Agreements cannot be terminated by the related P.C without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the quarters ended June 30, 2010 and 2009 was approximately $236,000 and $253,000, respectively.  For the quarter ended June 30, 2010, the stock-based compensation expense consisted of approximately $151,000 related to ASC Topic 718 expense (stock option expense) and approximately $84,000 related to restricted stock units granted under a long-term incentive program (“LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  For the quarter ended June 30, 2009, the stock-based compensation expense consisted of approximately $171,000 related to stock option expense and approximately $82,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense included in the Company’s statement of income for the six months ended June 30, 2010 and 2009 was approximately $470,000 and $417,000, respectively.  For the six months ended June 30, 2010, the stock-based compensation expense consisted of approximately $302,000 related to stock option expense and approximately $169,000 related to restricted stock units granted under the LTIP.  For the six months ended June 30, 2009, the stock-based compensation expense consisted of approximately $335,000 related to stock option expense and approximately $82,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2010 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended June 30, 2010 for the expected option term. From January 1, 2006 through December 31, 2007, the expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin 107.   Starting January 1, 2008, the expected option term was calculated based on historical experience of the terms of previous options.

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

(3)         EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2009			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$519,593	1,855,778	$0.28	$216,796	1,858,850	$0.12

Effect of Dilutive Stock Options	-	35,151	(0.01)	-	41,422	(0.01)

Diluted EPS	$519,593	1,890,929	$0.27	$216,796	1,900,272	$0.11

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2010 and 2009 relates to the effect of 41,422 and 35,151 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the quarters ended June 30, 2010 and 2009, options to purchase 305,350 and 309,938 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Six Months Ended June 30,
	2009			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$1,196,619	1,858,036	$0.64	$751,148	1,863,354	$0.40

Effect of Dilutive Stock Options	-	29,214	(0.01)	-	38,887	(0.01)

Diluted EPS	$1,196,619	1,887,250	$0.63	$751,148	1,902,241	$0.39

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2010 and 2009 relates to the effect of 38,887 and 29,214 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the six months ended June 30, 2010 and 2009, options to purchase 309,350 and 330,013 shares, respectively, of the Company’s Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)         STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of June 30, 2010, there were 99,818 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2010, there were 213,793 vested options and 151,812 unvested options under the 2005 Plan.

The Employee Stock Option Plan (the “Employee Plan”) was adopted by the Board of Directors effective as of October 30, 1995, as amended on September 4, 1997, February 28, 2002, and June 8, 2004.  The Board of Directors reserved 479,250 shares of Common Stock for issuance under the Employee Plan. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of June 30, 2010, there were 31,000 vested options outstanding and zero unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Valuation Assumptions	2009 (5)	2010 (5)	2009	2010

Expected life (1)	-	-	3.2	3.4
Risk-free interest rate (2)	-	-	1.30%	1.62%
Expected volatility (3)	-	-	69%	59%
Expected dividend yield	-	-	6.33%	4.50%
Expected Forteiture (4)	-	-	4.97%	8.49%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarters ended June 30, 2010 or June 30, 2009.

A summary of option activity as of June 30, 2010, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2009	393,251	$16.28	$9.66 - $21.85	3.2	$879
Granted	65,000	$15.62	$15.22 - $17.13
Exercised	61,646	$10.25	$9.66 - $14.81

Outstanding at June 30, 2010	396,605	$17.11	$9.66 - $21.85	3.6	$631

Exercisable at June 30, 2010	244,793	$18.03	$9.66 - $21.85	2.7	$273

The weighted average grant date fair values of options granted were $5.16 per option and $3.69 per option during the six months ended June 30, 2010 and 2009, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2010 and 2009 were $19,310 and $97,500, respectively. The associated income tax benefit from stock options exercised during the six months ended June 30, 2010 and 2009 was $0 and $896, respectively.  As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2010 and 2009 were $403,335 and $67,150, respectively. As of June 30, 2010, there was $555,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.78 years.

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

For the quarter ended June 30, 2010, the Company accrued approximately $78,000 related to the cash portion and recorded approximately $84,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the six months ended June 30, 2010, the Company accrued approximately $156,000 related to the cash portion and recorded approximately $169,000 of stock-based compensation for the equity portion, respectively, of the LTIP.

(6)         DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17
April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010	0.20

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

(7)         LINE OF CREDIT

On May 31, 2010, the Company amended its Second Amended and Restated Credit Agreement (the “Credit Facility”).  The amended Credit Facility decreases the interest rate margins and extends the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin of 0.25%.  The amendment adjusts the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  Additionally, the amendment eliminated the LIBOR “floor” of 1.5%.  As of June 30, 2010, the Company’s LIBOR borrowing rate was 2.85% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2010, the Company had approximately $4.2 million outstanding and $2.8 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.0 million outstanding under the LIBOR rate option and $1.2 million outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At June 30, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)         TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of June 30, 2010, the floating rate was 1.85%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2010, $575,000 was outstanding at the fixed rate of 7.05% and $575,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In June 2010, the Company recognized, on its balance sheet, approximately $5,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

(9)        DISCONTINUED OPERATIONS

Discontinued operations include the results attributable to two Offices in the Phoenix, Arizona market that were closed in May 2010.  The loss from discontinued operations includes both the current and historical results from operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to fair value.  Current and long-term liabilities related to discontinued operations relate to the estimated lease obligations and estimated property taxes payable.

The following is a summary of the costs from discontinued operations for the quarters and six months ended June 30, 2010 and 2009:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Results of operations	$(142,026)	$(85,418)	$(268,734)	$(250,125)
Future lease obligations, fair value	-	(144,978)	-	(144,978)
Asset impairment charge	-	(123,620)	-	(123,620)
Income tax benefit	59,651	152,227	112,868	223,051

Loss from discontinued operations	$(82,375)	$(201,789)	$(155,866)	$(295,672)

(10)        OTHER

The Company’s retained earnings as of June 30, 2010 were approximately $7.5 million, and the Company had a working capital deficit on that date of approximately $2.1 million. During the six months ended June 30, 2010, the Company had capital expenditures of approximately $1.6 million, paid dividends of approximately $689,000 and repurchased outstanding Common Stock for approximately $488,000 pursuant to the Company’s stock repurchase program, while increasing total bank debt by approximately $64,000.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2009 and 2010. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 63 Offices in Colorado, New Mexico and Arizona staffed by 82 general dentists and 38 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

The restatements affect the Company’s previously reported revenue and expenses for clinical salaries and benefits paid to dentists, dental hygienists and dental assistants.  As a result, for the periods that were restated, the Company’s reported revenue increased by the amounts paid to dentists, dental hygienists and dental assistants.  Clinical salaries and benefits increased by the same dollar amounts as the increase in revenue.  The restatements have no impact on the following items:

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

The Company seeks to increase its revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs, adding additional specialty services, by opening de novo Offices and by making select acquisitions of dental practices.  The Company seeks to supplement fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity. The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable in excess of $50 that are over 120 days past due and that appear are not collectible are written off as bad debt and sent to an outside collections agency.

Results of Operations

For the quarter ended June 30, 2010, revenue increased $630,000, or 4.2%, to $15.7 million compared to $15.1 million for the quarter ended June 30, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter of 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $1.2 million in revenue during the quarter ended June 30, 2010.  Same store revenue (based on 59 Offices open during each full quarter) decreased $527,000.

For the quarter ended June 30, 2010, net income decreased 58.3% to $217,000, or $0.11 per share, compared to $520,000, or $0.27 per share, for the quarter ended June 30, 2009.  Net income for the quarter ended June 30, 2010 includes a loss on discontinued operations of $202,000, net of income tax benefit.  This includes a loss on disposition of two Offices of $269,000.  Net income for the quarter ended June 30, 2009 includes an operating loss on discontinued operations of $82,000, net of income tax benefit.

In May 2010, the Company closed two Offices in the Phoenix, Arizona market due to poor operating performance.  The Company’s second quarter 2010 results also were negatively effected by $123,000 of television advertising costs in the Denver market, $86,000 of training costs related to improving productivity of dentists and hygienists, and $40,000 of marketing expense for a marketing plan for a new specialty dental implant center the Company plans to open in the third quarter of 2010.

For the six months ended June 30, 2010, revenue increased $1.8 million, or 6.0%, to $32.2 million compared to $30.4 million for the six months ended June 30, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter of 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $2.2 million in revenue during the six months ended June 30, 2010. Same store revenue (based on 59 Offices open during each full six-month period) decreased $409,000.

For the six months ended June 30, 2010, net income decreased 37.2% to $751,000, or $0.39 per share, compared to $1.2 million, or $0.63 per share, for the six months ended June 30, 2009.  Net income for the six months ended June 30, 2010 includes a loss on discontinued operations of $296,000, net of income tax benefit.  This includes a loss on disposition of two Offices of $269,000.  Net income for the six months ended June 30, 2009 includes an operating loss on discontinued operations of $156,000.  The expenses discussed above that were incurred in the second quarter of 2010 also affected net income for the six months ended June 30, 2010.

During the first six months of 2010, the Company generated $2.8 million of cash from operations.  During this period, the Company repurchased outstanding Common Stock for $488,000, invested $1.6 million in capital expenditures, and paid approximately $689,000 in dividends while increasing total bank debt by approximately $64,000.

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $389,000, or 9.7%, to $3.6 million for the six months ended June 30, 2010 compared to $4.0 million for the six months ended June 30, 2009. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding discontinued operations, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2009	2010	2009	2010
RECONCILIATION OF EBITDA:
Net income	$519,593	$216,796	$1,196,619	$751,148
Add back:
Discontinued operations-
(before income tax expense)	142,026	354,016	268,734	518,723
Depreciation and amortization - Offices	563,080	592,864	1,131,455	1,158,130
Depreciation and amortization - Corporate	22,161	22,323	44,551	43,947
Stock-based compensation expense	252,707	235,780	416,884	470,457
Interest expense, net	27,350	44,183	69,958	97,019
Income tax expense	375,111	163,544	866,518	566,656

Adjusted EBITDA	$1,902,028	$1,629,506	$3,994,719	$3,606,080

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2009		2010		2009		2010

Revenue	100.0%		100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	57.2%		57.5%		57.4%		57.4%
Dental supplies	3.8%		4.2%		3.7%		3.9%
Laboratory fees	4.5%		4.4%		4.3%		4.4%
Occupancy	7.7%		8.2%		7.7%		8.0%
Advertising and marketing	0.6%		1.8%		0.6%		1.5%
Depreciation and amortization	3.7%		3.8%		3.7%		3.6%
General and administrative	7.4%		8.2%		7.4%		8.1%
	85.0%		88.1%		84.8%		86.9%

Contribution from dental offices	15.0%		11.9%		15.2%		13.1%

Corporate Expenses:
General and administrative	7.9	%(1)	6.8	%(1)	7.1	%(2)	7.0	%(2)
Depreciation and amortization	0.1%		0.1%		0.1%		0.1%

Operating income	7.0%		4.9%		7.9%		6.0%

Interest expense	0.2%		0.3%		0.2%		0.3%

Income from continuing operations before income taxes	6.9%		4.7%		7.7%		5.7%
Income tax expense	2.9%		2.0%		3.2%		2.5%

Income from continuing operations	4.0%		2.7%		4.5%		3.3%

Loss attributable to discontinued opeations, net of income taxes	(0.5)%		(1.3)%		(0.5)%		(0.9)%

Net income	3.4%		1.4%		3.9%		2.3%

(1)
Corporate expense - general and administrative includes $170,915 of stock-based compensation expense pursuant to ASC Topic 718 and $81,792 related to a long-term incentive program for the quarter ended June 30, 2009 and $151,432 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended June 30, 2010.

(1)
Corporate expense - general and administrative includes $335,092 of stock-based compensation expense pursuant to ASC Topic 718 and $81,792 related to a long-term incentive program for the six months ended June 30, 2009 and $301,761 of stock-based compensation expense pursuant to ASC Topic 718 and $168,696 related to a long-term incentive program for the six months ended June 30, 2010.

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009:

Revenue

For the quarter ended June 30, 2010, revenue increased $630,000, or 4.2%, to $15.7 million compared to $15.1 million for the quarter ended June 30, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter of 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $1.2 million in revenue during the quarter ended June 30, 2010.  Same store revenue (based on 59 Offices open during each full quarter) decreased $527,000.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2010, clinical salaries and benefits increased $410,000, or 4.7%, to $9.1 million compared to $8.6 million for the quarter ended June 30, 2009. This increase is attributable to the four new Offices, which accounted for an additional $693,000 of clinical salaries and benefits during the quarter ended June 30, 2010 while salaries and benefits at the 59 Offices open during each full quarter declined $282,000.  As a percentage of revenue, clinical salaries and benefits increased to 57.5% for the quarter ended June 30, 2010 compared to 57.2% for the quarter ended June 30, 2009.

Dental supplies. For the quarter ended June 30, 2010, dental supplies increased to $662,000 compared to $577,000 for the quarter ended June 30, 2009, an increase of $85,000 or 14.8%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $69,000 of dental supplies during the quarter ended June 30, 2010.  As a percentage of revenue, dental supplies increased to 4.2% for the quarter ended June 30, 2010 compared to 3.8% for the quarter ended June 30, 2009.

Laboratory fees. For the quarter ended June 30, 2010, laboratory fees increased to $699,000 compared to $678,000 for the quarter ended June 30, 2009, an increase of $21,000 or 3.1%.  This increase is attributable to the four new Offices, which accounted for an additional $53,000 of laboratory fees during the quarter ended June 30, 2010 while laboratory fees at the 59 Offices open during each full quarter declined $31,000.  As a percentage of revenue, laboratory fees decreased to 4.4% for the quarter ended June 30, 2010 compared to 4.5% for the quarter ended June 30, 2009.

Occupancy. For the quarter ended June 30, 2010, occupancy expense increased to $1.3 million compared to $1.2 million for the quarter ended June 30, 2009, an increase of $121,000 or 10.3%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $103,000 of occupancy expense during the quarter ended June 30, 2010.  As a percentage of revenue, occupancy expense increased to 8.2% for the quarter ended June 30, 2010 compared to 7.7% for the quarter ended June 30, 2009.

Advertising and marketing. For the quarter ended June 30, 2010, advertising and marketing expense increased to $290,000 compared to $96,000 for the quarter ended June 30, 2009, an increase of $194,000 or 201.0%.  This increase is primarily attributable to $123,000 related to a television advertising campaign the Company initiated in February 2010 in its Denver, Colorado market, $24,000 related to an internet advertising campaign initiated in August 2009 and an increase of $9,000 in yellow page advertising.  Advertising costs of $40,000 were recognized for a marketing plan for a new specialty dental implant center the Company plans to open in the third quarter of 2010.  As a percentage of revenue, advertising and marketing expense increased to 1.8% for the quarter ended June 30, 2010 compared to 0.6% for the quarter ended June 30, 2009.

Depreciation and amortization-Offices. For the quarter ended June 30, 2010, depreciation and amortization expenses attributable to the Offices increased to $593,000 compared to $563,000 for the quarter ended June 30, 2009, an increase of $30,000 or 5.3%.  The increase in deprecation and amortization is related to approximately $64,000 of additional depreciation and amortization related to the four new Offices offset by a $34,000 decrease in depreciation and amortization expense as a result of assets becoming fully depreciated during the first six months of 2010 at many of the Company’s other Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 3.8% for the quarter ended June 30, 2010 compared to 3.7% for the quarter ended June 30, 2009.

General and administrative-Offices:  For the quarter ended June 30, 2010, general and administrative expenses attributable to the Offices increased to $1.3 million compared to $1.1 million for the quarter ended June 30, 2009, an increase of $171,000 or 15.3%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $102,000 of general and administrative expenses during the quarter ended June 30, 2010.  In addition, malpractice insurance premiums increased $54,000 and computer supplies and maintenance expense increased $15,000 at the remaining 59 Offices.  As a percentage of revenue, general and administrative expenses increased to 8.2% for the quarter ended June 30, 2010 compared to 7.4% for the quarter ended June 30, 2009.

Contribution from dental Offices

As a result of revenue increasing $630,000 and direct expenses increasing $1.0 million, contribution from dental Offices decreased to $1.9 million for the quarter ended June 30, 2010 compared to $2.3 million for the quarter ended June 30, 2009, a decrease of $402,000 or 17.7%. As a percentage of revenue, contribution from dental Offices decreased to 11.9% for the quarter ended June 30, 2010 compared to 15.0% for the quarter ended June 30, 2009.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended June 30, 2010, corporate expenses – general and administrative decreased to $1.1 million compared to $1.2 million for the quarter ended June 30, 2009, a decrease of $117,000 or 9.8%.  This decrease is primarily related to a decrease in executive bonuses of $143,000 and a decrease in legal fees of $27,000 offset by an increase of $54,000 in training costs related to improving productivity of dentists and hygienists.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.8% for the quarter ended June 30, 2010 compared to 7.9% for the quarter ended June 30, 2009.

Corporate expenses - depreciation and amortization. For the quarters ended June 30, 2010 and 2009, corporate expenses - depreciation and amortization remained constant at $22,000.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.1% for the quarters ended June 30, 2010 and 2009.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $286,000, or 26.8%, to $779,000 for the quarter ended June 30, 2010 compared to $1.1 million for the quarter ended June 30, 2009.  As a percentage of revenue, operating income decreased to 4.9% for the quarter ended June 30, 2010 compared to 7.0% for the quarter ended June 30, 2009.

Interest expense/(income), net

For the quarter ended June 30, 2010, interest expense increased to $44,000 compared to $27,000 for the quarter ended June 30, 2009, an increase of $17,000 or 61.5%. This increase in interest expense is attributable to higher average balances and higher interest rates on the Credit Facility. As a percentage of revenue, interest expense increased to 0.3% for the quarter ended June 30, 2010 compared to 0.2% for the quarter ended June 30, 2009.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss from discontinued operations of $202,000 and $82,000 for the quarters ended June 30, 2010 and 2009, respectively.  For the quarter ended June 30, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $85,000 and a loss on disposition of dental Offices of $269,000 partially offset by an income tax benefit of $152,000.  For the quarter ended June 30, 2009, the loss attributable to the discontinued operations was comprised of an operating loss of $142,000 partially offset by an income tax benefit of $60,000.

Net income

As a result of the above, the Company’s net income was $217,000 for the quarter ended June 30, 2010 compared to net income of $520,000 for the quarter ended June 30, 2009, a decrease of $303,000 or 58.3%. Net income for the quarter ended June 30, 2010 was net of income tax expense of $164,000, while net income for the quarter ended June 30, 2009 was net of income tax expense of $375,000. The effective tax rate was 43.0% for the quarter ended June 30, 2010 compared to 42.0% for the quarter ended June 30, 2009.  As a percentage of revenue, net income decreased to 1.4% for the quarter ended June 30, 2010 compared to 3.4% for the quarter ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009:

Revenue

For the six months ended June 30, 2010, revenue increased $1.8 million, or 6.0%, to $32.2 million compared to $30.4 million for the six months ended June 30, 2009.  This increase is primarily attributable to the four new offices which accounted for an additional $2.2 million in revenue during the six months ended June 30, 2010. Same store revenue (based on 59 Offices open during each full six-month period) decreased $409,000.

Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2010, clinical salaries and benefits increased $1.0 million, or 5.9%, to $18.5 million compared to $17.4 million for the six months ended June 30, 2009. This increase is attributable to the four new Offices, which accounted for an additional $1.4 million of clinical salaries and benefits during the six months ended June 30, 2010 while salaries and benefits at the 59 Offices open during the full six months ended June 30, 2010 declined $325,000.  As a percentage of revenue, clinical salaries and benefits remained constant at 57.4% for the six months ended June 30, 2010 and 2009.

Dental supplies. For the six months ended June 30, 2010, dental supplies increased to $1.2 million compared to $1.1 million for the six months ended June 30, 2009, an increase of $134,000 or 12.1%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $121,000 of dental supplies during the six months ended June 30, 2010.  As a percentage of revenue, dental supplies increased to 3.9% for the six months ended June 30, 2010 compared to 3.7% for the six months ended June 30, 2009.

Laboratory fees. For the six months ended June 30, 2010, laboratory fees increased to $1.4 million compared to $1.3 million for the six months ended June 30, 2009, an increase of $104,000 or 7.9%.  This increase is attributable to the four new Offices, which accounted for an additional $105,000 of laboratory fees during the six months ended June 30, 2010.  As a percentage of revenue, laboratory fees increased to 4.4% for the six months ended June 30, 2010 compared to 4.3% for the six months ended June 30, 2009

Occupancy. For the six months ended June 30, 2010, occupancy expense increased to $2.6 million compared to $2.3 million for the six months ended June 30, 2009, an increase of $253,000 or 10.8%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $200,000 of occupancy expense during the six months ended June 30, 2010.  At the remaining 59 Offices, rent increased $15,000, repairs and maintenance increased $23,000 and utilities increased $21,000.  As a percentage of revenue, occupancy expense increased to 8.0% for the six months ended June 30, 2010 compared to 7.7% for the six months ended June 30, 2009.

Advertising and marketing. For the six months ended June 30, 2010, advertising and marketing expense increased to $481,000 compared to $178,000 for the six months ended June 30, 2009, an increase of $303,000 or 170.2%.  This increase is primarily attributable to $186,000 related to a television advertising campaign the Company initiated in February 2010 in its Denver, Colorado market, $43,000 related to an internet advertising campaign initiated in August 2009, $17,000 related to a radio advertising campaign initiated in February 2010 in the Colorado Springs, Colorado and Albuquerque, New Mexico markets and $8,000 related to yellow page advertising.  Advertising costs of $40,000 were recognized for a marketing plan for a new specialty dental implant center the Company plans to open in the third quarter of 2010.  As a percentage of revenue, advertising and marketing expense increased to 1.5% for the six months ended June 30, 2010 compared to 0.6% for the six months ended June 30, 2009.

Depreciation and amortization-Offices. For the six months ended June 30, 2010, depreciation and amortization expenses attributable to the Offices increased to $1.2 million compared to $1.1 million for the six months ended June 30, 2009, an increase of $27,000 or 2.4%.  The increase in deprecation and amortization is related to approximately $109,000 of additional depreciation and amortization related to the four new Offices offset by an $82,000 decrease in depreciation and amortization expense as a result of assets becoming fully depreciated during the first six months of 2010 at many of the Company’s other Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 3.6% for the six months ended June 30, 2010 compared to 3.7% for the six months ended June 30, 2009.

General and administrative-Offices:  For the six months ended June 30, 2010, general and administrative expenses attributable to the Offices increased to $2.6 million compared to $2.3 million for the six months ended June 30, 2009, an increase of $338,000 or 14.9%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $206,000 of general and administrative expenses during the six months ended June 30, 2010.  In addition, malpractice insurance premiums increased $64,000, repair and maintenance expense increased $30,000 and computer supplies and maintenance expense increased $33,000.  As a percentage of revenue, general and administrative expenses increased to 8.1% for the six months ended June 30, 2010 compared to 7.4% for the six months ended June 30, 2009.

Contribution from dental Offices

As a result of revenue increasing $1.8 million and direct expenses increasing $2.2 million, contribution from dental Offices decreased to $4.2 million for the six months ended June 30, 2010 compared to $4.6 million for the six months ended June 30, 2009, a decrease of $376,000 or 8.2%. As a percentage of revenue, contribution from dental Offices decreased to 13.1% for the six months ended June 30, 2010 compared to 15.2% for the six months ended June 30, 2009.

Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2010, corporate expenses – general and administrative increased to $2.3 million compared to $2.2 million for the six months ended June 30, 2009, an increase of $92,000 or 4.3%.  This increase is primarily related to an increase of $167,000 accrued for the LTIP, an increase of $54,000 in training costs related to improving productivity of dentists and hygienists and $29,000 of incremental legal expenses related to responding to SEC comments pertaining to the Company’s Form 10-K for the year ended December 31, 2008 partially offset by a decrease of $113,000 in executive bonuses, $23,000 in 401(k) matching and $11,000 in contract labor.  As a percentage of revenue, corporate expenses - general and administrative decreased to 7.0% for the six months ended June 30, 2010 compared to 7.1% for the six months ended June 30, 2009.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2010, corporate expenses - depreciation and amortization decreased to $44,000 compared to $45,000 for the six months ended June 30, 2009, a decrease of $1,000 or 1.4%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.1% for the six months ended June 30, 2010 and 2009.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $468,000, or 19.5% to $1.9 million for the six months ended June 30, 2010 compared to $2.4 million for the six months ended June 30, 2009.  As a percentage of revenue, operating income decreased to 6.0% for the six months ended June 30, 2010 compared to 7.9% for the six months ended June 30, 2009.

Interest expense/(income), net

For the six months ended June 30, 2010, interest expense increased to $97,000 compared to $70,000 for the six months ended June 30, 2009, an increase of $27,000 or 38.7%. This increase in interest expense is attributable to higher average balances and higher interest rates on the Credit Facility. As a percentage of revenue, interest expense increased to 0.3% for the six months ended June 30, 2010 compared to 0.2% for the six months ended June 30, 2009.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss from discontinued operations of $296,000 and $156,000 for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $250,000 and a loss on disposition of dental Offices of $269,000, partially offset by an income tax benefit of $223,000.  For the six months ended June 30, 2009, the loss attributable to the discontinued operations was comprised of an operating loss of $269,000, partially offset by an income tax benefit of $113,000.

Net income

As a result of the above, the Company’s net income was $751,000 for the six months ended June 30, 2010 compared to net income of $1.2 million for the six months ended June 30, 2009, a decrease of $445,000 or 37.2%. Net income for the six months ended June 30, 2010 was net of income tax expense of $567,000, while net income for the six months ended June 30, 2009 was net of income tax expense of $867,000. The effective tax rate was 43.0% for the six months ended June 30, 2010 compared to 42.0% for the six months ended June 30, 2009.  As a percentage of revenue, net income decreased to 2.3% for the six months ended June 30, 2010 compared to 3.9% for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the revolving Credit Facility.  As of June 30, 2010, the Company had a working capital deficit of approximately $2.1 million, retained earnings of $7.5 million and a cash balance of $924,000.

Net cash provided by operating activities was approximately $2.8 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $926,000 and an increase in other long-term obligations of approximately $56,000, offset by an increase in accounts receivable of approximately $466,000, an increase in prepaid expenses of approximately $329,000 and a decrease in income taxes payable of $267,000.  During the six months ended June 30, 2009, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $861,000 and an increase in income taxes payable of approximately $76,000, offset by an increase in accounts receivable of $839,000, an increase in prepaid expenses and other assets of approximately $147,000 and a decrease in other long-term obligations of $66,000.

Net cash used in investing activities was approximately $1.6 million and $193,000 for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, the Company invested approximately $1.3 million in the development of new dental centers and approximately $291,000 in the purchase of additional equipment. For the six months ended June 30, 2009, the Company invested approximately $193,000 in the purchase of additional equipment.

Net cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2010 and $2.8 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, net cash used in financing activities was comprised of approximately $488,000 used in the purchase and retirement of Common Stock, approximately $689,000 for the payment of dividends and $460,000 for the repayment of the Term Loan, partially offset by net advances on the Credit Facility of $524,000 and approximately $19,000 in proceeds from the exercise of Common Stock options exercised. During the six months ended June 30, 2009, net cash used in financing activities was comprised of approximately $170,000 used in the purchase and retirement of Common Stock, approximately $633,000 for the payment of dividends, approximately $1.7 million used to pay down the Credit Facility and $460,000 to pay down the Term Loan, partially offset by approximately $98,000 in proceeds from the exercise of Common Stock options.

On May 31, 2010, the Company amended its Credit Facility.  The amended Credit Facility decreases the interest rate margins and extends the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin of 0.25%.  The amendment adjusts the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  Additionally, the amendment eliminated the LIBOR “floor” of 1.5%.  As of June 30, 2010, the Company’s LIBOR borrowing rate was 2.85% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2010, the Company had $4.2 million outstanding and $2.8 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.0 million outstanding under the LIBOR rate option and $1.2 million outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At June 30, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2010, $575,000 was outstanding at the fixed rate of 7.05% and $575,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

As of June 30, 2010, the Company had budgeted capital commitments for the next 12 months of approximately $1.2 million to develop a de novo specialty dental implant Office in Denver, Colorado.

As of June 30, 2010, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$5,346,097	$920,000	$4,426,097	$-	$-
Operating lease obligations	10,032,947	3,202,915	4,576,044	2,017,705	236,283
Total	$15,379,044	$4,122,915	$9,002,141	$2,017,705	$236,283

The Company from time to time may purchase its Common Stock on the open market. During the quarter ended June 30, 2010, the Company purchased 11,912 shares of its Common Stock for total consideration of approximately $208,000 at prices ranging from $17.09 to $18.00.  All purchases were made on the open market pursuant to a stock repurchase program that was approved by the Board of Directors. As of June 30, 2010, there was approximately $306,000 remaining available for the purchase of the Company’s Common Stock under this program.  There is no expiration date for this program.  Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2010.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period April 1, 2010 through June 30, 2010.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2010 through April 30, 2010	6,197	$17.38	6,197	$407,113
May 1, 2010 through May 31, 2010	300	17.80	300	$401,773
June 1, 2010 through June 30, 2010	5,415	17.60	5,415	$306,198
Total	11,912	$17.49	11,912

(1)
The stock repurchase program has been ongoing for more than five years and there is no expiration date for the program.  Most recently, on January 23, 2008, the Board of Directors authorized the Company to make available open market purchases of its Common Stock of up to $1 million.  On May 1, 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  On July 30, 2008, the Board of Directors approved an additional $1 million of stock repurchases.  On August 12, 2008, the Board of Directors approved up to $2 million of stock repurchases.  On December 16, 2009, the Board of Directors approved an additional $500,000 of stock repurchases.  On August 10, 2010, the Board of Directors approved an additional $1 million of stock repurchases.   Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.

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

10.1	Ninth Amendment of Second Amended and Restated Credit Agreement dated May 31, 2010 between the Company and Key Bank of Colorado.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 13, 2010	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)