Form 10-Q
period 2010-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2010-11-12
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 EAST FLORIDA AVENUE, SUITE 508 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 8, 2010
Common Stock, no par value	1,850,119

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
ASSETS	2009	2010
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$779,622	$859,332
Accounts receivable, net of allowance for doubtful accounts of $371,762 and $343,582, respectively	3,124,160	3,297,174
Deferred tax asset	195,170	195,170
Prepaid expenses and other assets	433,222	613,990

Total current assets	4,532,174	4,965,666

PROPERTY AND EQUIPMENT, net	3,532,011	4,838,996

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,842,285	12,167,020
Deferred charges and other assets	153,734	155,674
Notes receivable	191,557	172,141

Total assets	$21,251,761	$22,299,497

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,934,468	$1,926,932
Accrued expenses	1,716,395	2,736,634
Accrued payroll and related expenses	1,795,968	2,185,307
Income taxes payable	267,160	-
Current maturities of long-term debt	920,000	920,000
Liabilities related to discontinued operations	-	77,520

Total current liabilities	6,633,991	7,846,393

LONG-TERM LIABILITIES:
Deferred tax liability, net	526,036	871,572
Long-term debt, net of current maturities	4,362,024	3,500,000
Other long-term obligations	2,112,395	2,189,379

Total liabilities	13,634,446	14,407,344

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,858,135 and 1,849,656 shares issued and outstanding, respectively	164,255	303,973
Retained earnings	7,475,212	7,596,800
Accumulated other comprehensive loss	(22,152)	(8,620)

Total shareholders' equity	7,617,315	7,892,153

Total liabilities and shareholders' equity	$21,251,761	$22,299,497

** Derived from the Company’s audited consolidated balance sheet at December 31, 2009.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2010		2009	2010

REVENUE:	$14,588,691	$16,049,646		$44,963,723	$48,243,182

DIRECT EXPENSES:
Clinical salaries and benefits	8,434,145	8,970,172		25,872,853	27,445,532
Dental supplies	568,200	730,339		1,678,634	1,975,194
Laboratory fees	646,717	660,160		1,958,880	2,076,093
Occupancy	1,179,136	1,320,627		3,514,062	3,908,228
Advertising and marketing	135,718	226,083		313,839	707,422
Depreciation and amortization	552,213	630,139		1,683,666	1,788,269
General and administrative	1,138,382	1,422,274		3,398,301	4,019,773
	12,654,511	13,959,794		38,420,235	41,920,511

Contribution from dental offices	1,934,180	2,089,852		6,543,488	6,322,671

CORPORATE EXPENSES:
General and administrative	1,049,806 (1)	1,186,046	(1)	3,212,726 (2)	3,441,372 (2)
Depreciation and amortization	21,170	19,542		65,720	63,489

OPERATING INCOME	863,204	884,264		3,265,042	2,817,810
Interest expense, net	49,797	32,524		119,755	129,543

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	813,407	851,740		3,145,287	2,688,267
Income tax expense	341,633	366,217		1,321,021	1,155,924

INCOME FROM CONTINUING OPERATIONS	471,774	485,523		1,824,266	1,532,343

DISCONTINUED OPERATIONS (Note 9):
Operating (loss) attributable to assets disposed of	(183,144)	0		(451,880)	(250,125)
(Loss) recognized on dispositions	-	0		-	(268,598)
Income tax benefit	76,920	0		189,790	223,051

LOSS ON DISCONTINUED OPERATIONS	(106,224)	0		(262,090)	(295,672)

NET INCOME	$365,550	$485,523		$1,562,176	$1,236,671

Net income per share of Common Stock - Basic
Continuing Operations	$0.25	$0.26		$0.98	$0.82
Discontinued Operations	(0.05)	-		(0.14)	(0.15)
Net income per share of Common Stock - Basic	$0.20	$0.26		$0.84	$0.67

Net income per share of Common Stock - Diluted
Continuing Operations	$0.25	$0.26		$0.96	$0.81
Discontinued Operations	(0.06)	-		(0.14)	(0.16)
Net income per share of Common Stock - Diluted	$0.19	$0.26		$0.82	$0.65

Cash dividends per share of Common Stock	$0.17	$0.20		$0.51	$0.60

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,872,924	1,851,828		1,863,054	1,859,470

Diluted	1,914,748	1,893,082		1,896,252	1,899,203

(1)
Corporate expense - general and administrative includes $163,693 of stock-based compensation expense pursuant to ASC Topic 718 and $81,792 related to a long-term incentive program for the quarter ended September 30, 2009 and $153,020 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended September 30, 2010.

(2)
Corporate expense - general and administrative includes $498,786 of stock-based compensation expense pursuant to ASC Topic 718 and $163,584 related to a long-term incentive program for the nine months ended September 30, 2009 and $454,781 of stock-based compensation expense pursuant to ASC Topic 718 and $253,044 related to a long-term incentive program for the nine months ended September 30, 2010.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Other Comprehensive Income	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2009	1,858,135	$164,255	$(22,152)	$7,475,212	$7,617,315
Common Stock options exercised	26,259	19,310	-	-	19,310
Purchase and retirement of Common Stock	(34,738)	(587,417)	-	-	(587,417)
Dividends declared on Common Stock	-	-	-	(1,115,083)	(1,115,083)
Stock-based compensation expense	-	707,825	-	-	707,825
Other comprehensive income	-	-	13,532	-	13,532
Net income, nine months ended September 30, 2010	-	-	-	1,236,671	1,236,671

BALANCES, September 30, 2010	1,849,656	$303,973	$(8,620)	$7,596,800	$7,892,153

STATEMENT OF COMPREHENSIVE INCOME FOR NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Net income	$1,236,671
Other comprehensive income	13,532

Comprehensive income	$1,250,203

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,562,176	$1,236,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,897,257	1,851,758
Stock-based compensation expense	662,370	707,825
Provision for doubtful accounts	431,047	443,982
Provision for deferred income taxes	(114,891)	-
Discontinued operations costs	-	283,421
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(640,619)	(616,996)
Prepaid expenses and other assets	(26,612)	(148,911)
Deferred charges and other assets	7,405	(1,940)
Accounts payable	329,717	(7,536)
Accrued expenses	223,817	385,945
Accrued payroll and related expenses	330,736	389,339
Income taxes payable	(81,561)	78,377
Other long-term obligations	(7,935)	76,984
Net cash provided by operating activities	4,572,907	4,678,919

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related parties, net	-	19,416
Capital expenditures	(558,919)	(410,914)
Development or acquisition of new dental centers	(350,000)	(1,716,323)
Net cash used in investing activities	(908,919)	(2,107,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	9,908,874	16,996,579
Repayments – line of credit	(11,989,394)	(17,168,602)
Repayments – Term Loan	(690,000)	(690,000)
Proceeds from exercise of Common Stock options	413,397	19,310
Purchase and retirement of Common Stock	(705,834)	(587,417)
Tax benefit of Common Stock options exercised	(1,224)	-
Common Stock cash dividends	(949,953)	(1,061,258)
Net cash used in financing activities	(4,014,134)	(2,491,388)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(350,146)	79,710
CASH AND CASH EQUIVALENTS, beginning of period	1,234,991	779,622
CASH AND CASH EQUIVALENTS, end of period	$884,845	$859,332

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$149,507	$177,223
Cash paid during the year for income taxes	$1,328,907	$854,498

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$14,843	$13,532
Accrued expense related to de novo office capital expenditures	$-	$594,000
Tax credits on fixed asset purchases	$-	$345,537

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the dental offices (“Offices”), which are under the control of the Company.  The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the “Management Agreements”).  All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2010. Such reclassifications had no effect on net income.  As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company, among other things, restated its consolidated income statements for the quarter and nine months ended September 30, 2009 to record revenue and clinical salaries on a gross basis.  The restatement had no effect on contribution from dental offices, operating income, net income, earnings per share, the consolidated balance sheets, the consolidated statements of shareholders’ equity and comprehensive income, or the consolidated statements of cash flows.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company maintains control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying condensed consolidated statements of income reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment, and support personnel as required to operate the practice.

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

Index

Revenue

Revenue is generally recognized when services are provided and are reported at estimated net realizable amounts due from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments.  Dental services are billed and collected by the Company in the name of the Offices.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2010.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $225,089 and $195,098 for the quarters ended September 30, 2010 and 2009, respectively.  Amortization was $675,266 and $585,185 for the nine months ended September 30, 2010 and 2009, respectively.

The Management Agreements cannot be terminated by a P.C without cause, consisting primarily of bankruptcy or material default by the Company.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended September 30, 2010 and 2009 was approximately $237,000 and $245,000, respectively.  For the quarter ended September 30, 2010, stock-based compensation expense consisted of approximately $153,000 related to ASC Topic 718 expense (stock option expense) and approximately $84,000 related to restricted stock units granted under the Company’s long-term incentive program (the “LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  For the quarter ended September 30, 2009, stock-based compensation expense consisted of approximately $164,000 related to stock option expense and approximately $82,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2010 and 2009 was approximately $708,000 and $662,000, respectively.  For the nine months ended September 30, 2010, stock-based compensation expense consisted of approximately $455,000 related to stock option expense and approximately $253,000 related to restricted stock units granted under the LTIP.  For the nine months ended September 30, 2009, stock-based compensation expense consisted of approximately $499,000 related to stock option expense and approximately $164,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

Index

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2010 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended September 30, 2010 for the expected option term.

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

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2009			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$365,550	1,872,924	$0.20	$485,523	1,851,828	$0.26

Effect of Dilutive Stock Options	-	41,824	(0.01)	-	41,254	-

Diluted EPS	$365,550	1,914,748	$0.19	$485,523	1,893,082	$0.26

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2010 and 2009 relates to the effect of 41,254 and 41,824 shares, respectively, of dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted calculation.  For the quarters ended September 30, 2010 and 2009, options to purchase 296,350 and 246,350 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2009			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$1,562,176	1,863,054	$0.84	$1,236,671	1,859,470	$0.67

Effect of Dilutive Stock Options	-	33,198	(0.02)	-	39,733	(0.02)

Diluted EPS	$1,562,176	1,896,252	$0.82	$1,236,671	1,899,203	$0.65

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2010 and 2009 relates to the effect of 39,733 and 33,198 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the nine months ended September 30, 2010 and 2009, options to purchase 296,350 and 295,605 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

Index

(4)	STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of September 30, 2010, there were 103,568 shares available for issuance under the 2005 Plan. The exercise price of stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2010, there were 207,876 vested options and 146,062 unvested options under the 2005 Plan.

The Employee Stock Option Plan (the “Employee Plan”) was adopted by the Board of Directors effective as of October 30, 1995, as amended on September 4, 1997, February 28, 2002, and June 8, 2004.  The Board of Directors reserved 479,250 shares of Common Stock for issuance under the Employee Plan. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of September 30, 2010, there were 31,000 vested options outstanding and zero unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2009 (5)	2010 (5)	2009	2010

Expected life (1)	-	-	3.2	3.4
Risk-free interest rate (2)	-	-	1.30%	1.62%
Expected volatility (3)	-	-	69%	59%
Expected dividend yield	-	-	6.33%	4.50%
Expected Forteiture (4)	-	-	4.97%	8.49%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarters ended September 30, 2010 or 2009.

Index

A summary of option activity as of September 30, 2010, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2009	393,251	$16.28	$9.66 - $21.85	3.2	$879
Granted	65,000	$15.62	$15.22 - $17.13
Exercised	69,563	$10.84	$9.66 - $17.81
Forfeited	3,750	$15.70	$15.22 - $17.61

Outstanding at September 30, 2010	384,938	$17.16	$9.66 - $21.85	3.3	$658

Exercisable at September 30, 2010	238,876	$18.07	$9.66 - $21.85	2.5	$280

The weighted average grant date fair values of options granted were $5.16 per option and $3.69 per option during the nine months ended September 30, 2010 and 2009, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2010 and 2009 were $19,310 and $413,397, respectively. The associated income tax benefit from stock options exercised during the nine months ended September 30, 2010 and 2009 was $0 and ($1,223), respectively.  As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2010 and 2009 were $422,868 and $360,201, respectively. As of September 30, 2010, there was approximately $402,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.88 years.

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

For the quarter ended September 30, 2010, the Company accrued approximately $78,000 related to the cash portion and recorded approximately $84,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the nine months ended September 30, 2010, the Company accrued approximately $234,000 related to the cash portion and recorded approximately $253,000 of stock-based compensation for the equity portion, respectively, of the LTIP.

Index

(6)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 11, 2008; July 11, 2008; October 10, 2008; January 9, 2009	0.17
April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010	0.20

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

On May 31, 2010, the Company amended its Second Amended and Restated Credit Agreement (the “Credit Facility”).  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin of 0.25%.  The amendment adjusts the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  Additionally, the amendment eliminated the LIBOR “floor” of 1.5%.  As of September 30, 2010, the Company’s LIBOR borrowing rate was 2.76% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2010, the Company had approximately $3.5 million outstanding and $3.5 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.5 million outstanding under the LIBOR rate option and $0 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)	TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (the “Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of September 30, 2010, the floating rate was 1.76%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of September 30, 2010, $460,000 was outstanding at the fixed rate of 7.05% and $460,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In the quarter ended September 30, 2010, the Company recognized, on its condensed consolidated balance sheet, approximately $3,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

Index

(9)	DISCONTINUED OPERATIONS

Discontinued operations include the results attributable to two Offices in the Phoenix, Arizona market that were closed in May 2010.  The loss from discontinued operations includes both the current and historical results from operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to fair value.  Current liabilities related to discontinued operations relate to the estimated lease obligations and estimated property taxes payable.

The following is a summary of the costs from discontinued operations for the quarters and nine months ended September 30, 2010 and 2009:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Results of operations	$(183,144)	$-	$(451,880)	$(250,125)
Future lease obligations, fair value	-	-	-	(144,978)
Asset impairment charge	-	-	-	(123,620)
Income tax benefit	76,920	-	189,790	223,051

Loss from discontinued operations	$(106,224)	$-	$(262,090)	$(295,672)

(10)	SUBSEQUENT EVENTS

On October 13, 2010, the Company opened Vantage Dental Implant Center in Denver, Colorado.  The Vantage Dental Implant Center will provide custom-designed dental implants with a team of oral surgeons, prosthodontists and specialists backed by advanced technology.  Additionally, the center has an on-site, full-scope laboratory that allows the center to provide customized care to each patient.

(11)	OTHER

The Company’s retained earnings as of September 30, 2010 were approximately $7.6 million, and the Company had a working capital deficit on that date of approximately $2.9 million. During the nine months ended September 30, 2010, the Company had capital expenditures of approximately $2.1 million, paid dividends of approximately $1.1 million and repurchased outstanding Common Stock for approximately $587,000 pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $862,000.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2009 and 2010. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 64 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 38 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Index

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

Index

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

Index

Results of Operations

For the quarter ended September 30, 2010, revenue increased $1.5 million, or 10.0%, to $16.0 million compared to $14.6 million for the quarter ended September 30, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter of 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $1.2 million in revenue during the quarter ended September 30, 2010.  For the quarter ended September 30, 2010, same store revenue (based on 59 Offices open during each full quarter) increased $289,000, or 2.0%.

For the quarter ended September 30, 2010, net income increased 32.8% to $486,000, or $0.26 per share, compared to $366,000, or $0.19 per share, for the quarter ended September 30, 2009.  Net income for the quarter ended September 30, 2009 includes an operating loss on discontinued operations of $106,000, net of income tax benefit.

The Company’s results for the quarter ended September 30, 2010, relative to its results for the quarter ended September 30, 2009, were negatively affected by $120,000 of incremental television advertising and marketing expenses in the Denver market and $170,000 of training costs related to improving productivity of dentists and hygienists.

For the nine months ended September 30, 2010, revenue increased $3.3 million, or 7.3%, to $48.2 million compared to $45.0 million for the nine months ended September 30, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter of 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $3.4 million in revenue during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, same store revenue (based on 59 Offices open during each full nine-month period) decreased $119,000, or 0.3%.

For the nine months ended September 30, 2010, net income decreased 20.8% to $1.2 million, or $0.65 per share, compared to $1.6 million, or $0.82 per share, for the nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 includes a loss on discontinued operations of $296,000, net of income tax benefit, primarily as a result of a loss on disposition of two Offices of $269,000.  Net income for the nine months ended September 30, 2009 includes an operating loss on discontinued operations of $262,000, net of income tax benefit.  The Company’s results for the nine months ending September 30, 2010, relative to its results for the nine months ending September 30, 2009, were negatively affected by $346,000 of incremental television advertising and marketing expenses in the Denver market and $256,000 of training costs related to improving productivity of dentists and hygienists.

During the first nine months of 2010, the Company generated $4.7 million of cash from operations.  During this period, the Company repurchased outstanding Common Stock for $587,000, invested $2.1 million in capital expenditures, and paid approximately $1.1 million in dividends while decreasing total bank debt by approximately $862,000.

Index

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $299,000, or 5.3%, to $5.4 million for the nine months ended September 30, 2010 compared to $5.7 million for the nine months ended September 30, 2009. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2009	2010	2009	2010
RECONCILIATION OF EBITDA:
Net income	$365,550	$485,523	$1,562,176	$1,236,671
Add back:
Discontinued operations
(before income tax expense)	183,144	0	451,880	518,723
Depreciation and amortization - Offices	552,213	630,139	1,683,666	1,788,269
Depreciation and amortization - Corporate	21,170	19,542	65,720	63,489
Stock-based compensation expense	245,485	237,368	662,370	707,825
Interest expense, net	49,797	32,524	119,755	129,543
Income tax expense	264,713	366,217	1,131,231	932,873

Adjusted EBITDA	$1,682,072	$1,771,313	$5,676,798	$5,377,393

Index

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010

Revenue	100.0%		100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	57.8%		55.9%		57.5%		56.9%
Dental supplies	3.9%		4.6%		3.7%		4.1%
Laboratory fees	4.4%		4.1%		4.4%		4.3%
Occupancy	8.1%		8.2%		7.8%		8.1%
Advertising and marketing	0.9%		1.4%		0.7%		1.5%
Depreciation and amortization	3.8%		3.9%		3.7%		3.7%
General and administrative	7.8%		8.9%		7.6%		8.3%
	86.7%		87.0%		85.4%		86.9%

Contribution from dental offices	13.3%		13.0%		14.6%		13.1%

Corporate Expenses:
General and administrative	7.2	%(1)	7.4	%(1)	7.1	%(2)	7.1	%(2)
Depreciation and amortization	0.1%		0.1%		0.1%		0.1%

Operating income	5.9%		5.5%		7.3%		5.8%

Interest expense	0.3%		0.2%		0.3%		0.3%

Income from continuing operations before income taxes	5.6%		5.3%		7.0%		5.6%
Income tax expense	2.3%		2.3%		2.9%		2.4%

Income from continuing operations	3.2%		3.0%		4.1%		3.2%

Loss attributable to discontinued opeations, net of income taxes	(0.7)%		0.0%		(0.6)%		(0.6)%

Net income	2.5%		3.0%		3.5%		2.6%

(1)
Corporate expense - general and administrative includes $163,693 of stock-based compensation expense pursuant to ASC Topic 718 and $81,792 related to a long-term incentive program for the quarter ended September 30, 2009 and $153,020 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended September 30, 2010.

(2)
Corporate expense - general and administrative includes $498,786 of stock-based compensation expense pursuant to ASC Topic 718 and $163,584 related to a long-term incentive program for the nine months ended September 30, 2009 and $454,781 of stock-based compensation expense pursuant to ASC Topic 718 and $253,044 related to a long-term incentive program for the nine months ended September 30, 2010.

Index

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009:

Revenue

For the quarter ended September 30, 2010, revenue increased $1.5 million, or 10.0%, to $16.0 million compared to $14.6 million for the quarter ended September 30, 2009.  This increase is primarily attributable to revenue from three Offices that were acquired during the fourth quarter of 2009 and one de novo Office that was opened during February 2010.  These four new Offices accounted for an additional $1.2 million in revenue during the quarter ended September 30, 2010.  Same store revenue (based on 59 Offices open during each full quarter) increased $289,000, or 2.0%.

Direct expenses

Clinical salaries and benefits. For the quarter ended September 30, 2010, clinical salaries and benefits increased $536,000, or 6.4%, to $9.0 million compared to $8.4 million for the quarter ended September 30, 2009. This increase is attributable to the four new Offices, which accounted for an additional $721,000 of clinical salaries and benefits during the quarter ended September 30, 2010 while salaries and benefits at the 59 Offices open during each full quarter declined $185,000.  As a percentage of revenue, clinical salaries and benefits decreased to 55.9% for the quarter ended September 30, 2010 compared to 57.8% for the quarter ended September 30, 2009.

Dental supplies. For the quarter ended September 30, 2010, dental supplies increased to $730,000 compared to $568,000 for the quarter ended September 30, 2009, an increase of $162,000 or 28.5%.  This increase is primarily attributable to the purchase of $99,000 of incremental dental supplies for the quarter ended September 30, 2010 to support the roll out of a new hygiene program.  The four new Offices accounted for an additional $61,000 of dental supplies during the quarter ended September 30, 2010.  As a percentage of revenue, dental supplies increased to 4.6% for the quarter ended September 30, 2010 compared to 3.9% for the quarter ended September 30, 2009.

Laboratory fees. For the quarter ended September 30, 2010, laboratory fees increased to $660,000 compared to $647,000 for the quarter ended September 30, 2009, an increase of $13,000 or 2.1%.  This increase is attributable to the four new Offices, which accounted for an additional $47,000 of laboratory fees during the quarter ended September 30, 2010 while laboratory fees at the 59 Offices open during each full quarter declined $34,000.  As a percentage of revenue, laboratory fees decreased to 4.1% for the quarter ended September 30, 2010 compared to 4.4% for the quarter ended September 30, 2009.

Occupancy. For the quarter ended September 30, 2010, occupancy expense increased to $1.3 million compared to $1.2 million for the quarter ended September 30, 2009, an increase of $141,000 or 12.0%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $121,000 of occupancy expense during the quarter ended September 30, 2010.  As a percentage of revenue, occupancy expense increased to 8.2% for the quarter ended September 30, 2010 compared to 8.1% for the quarter ended September 30, 2009.

Advertising and marketing. For the quarter ended September 30, 2010, advertising and marketing expense increased to $226,000 compared to $136,000 for the quarter ended September 30, 2009, an increase of $90,000 or 66.6%.  This increase is primarily attributable to $120,000 related to marketing expenses and a television advertising campaign the Company initiated in February 2010 in its Denver, Colorado market and an increase of $21,000 in other marketing expense partially offset by a decrease in radio advertising of $51,000.  As a percentage of revenue, advertising and marketing expense increased to 1.4% for the quarter ended September 30, 2010 compared to 0.9% for the quarter ended September 30, 2009.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. For the quarter ended September 30, 2010, depreciation and amortization expenses attributable to the Offices increased to $630,000 compared to $552,000 for the quarter ended September 30, 2009, an increase of $78,000 or 14.1%.  The increase in deprecation and amortization is related to approximately $98,000 of additional depreciation and amortization related to the four new Offices offset by a $20,000 decrease in depreciation and amortization expense as a result of assets becoming fully depreciated during the first nine months of 2010 at the Company’s other Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 3.9% for the quarter ended September 30, 2010 compared to 3.8% for the quarter ended September 30, 2009.

General and administrative-Offices:  For the quarter ended September 30, 2010, general and administrative expenses attributable to the Offices increased to $1.4 million compared to $1.1 million for the quarter ended September 30, 2009, an increase of $284,000 or 24.9%.  This increase is primarily attributable to an increase of $130,000 in training costs related to improving productivity of dentists and hygienists, an increase of $32,000 for malpractice insurance and an increase of $44,000 for bad debt write offs at the 59 Offices open during each full quarter.   In addition, the four new Offices accounted for an additional $97,000 of general and administrative expenses during the quarter ended September 30, 2010.    As a percentage of revenue, general and administrative expenses increased to 8.9% for the quarter ended September 30, 2010 compared to 7.8% for the quarter ended September 30, 2009.

Index

Contribution from dental Offices

As a result of revenue increasing $1.5 million and direct expenses increasing $1.3 million, contribution from dental Offices increased to $2.1 million for the quarter ended September 30, 2010 compared to $1.9 million for the quarter ended September 30, 2009, an increase of $156,000 or 8.0%. As a percentage of revenue, contribution from dental Offices decreased to 13.0% for the quarter ended September 30, 2010 compared to 13.3% for the quarter ended September 30, 2009.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended September 30, 2010, corporate expenses – general and administrative increased to $1.2 million compared to $1.0 million for the quarter ended September 30, 2009, an increase of $136,000 or 13.0%.  This increase is primarily related to an increase in executive bonuses of $205,000 offset by a decrease in legal and other professional fees of $53,000.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.4% for the quarter ended September 30, 2010 compared to 7.2% for the quarter ended September 30, 2009.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2010, corporate expenses - depreciation and amortization decreased to $20,000 compared to $21,000 for the quarter ended September 30, 2009, a decrease of $1,000 or 7.7%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.1% for the quarters ended September 30, 2010 and 2009.

Operating income

As a result of the matters discussed above, the Company’s operating income increased by $21,000, or 2.4%, to $884,000 for the quarter ended September 30, 2010 compared to $863,000 for the quarter ended September 30, 2009.  As a percentage of revenue, operating income decreased to 5.5% for the quarter ended September 30, 2010 compared to 5.9% for the quarter ended September 30, 2009.

Interest expense/(income), net

For the quarter ended September 30, 2010, interest expense decreased to $33,000 compared to $50,000 for the quarter ended September 30, 2009, a decrease of $17,000 or 34.7%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and decreased balances on the Term Loan. As a percentage of revenue, interest expense decreased to 0.2% for the quarter ended September 30, 2010 compared to 0.3% for the quarter ended September 30, 2009.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in losses from discontinued operations of $0 and $106,000 for the quarters ended September 30, 2010 and 2009, respectively.  For the quarter ended September 30, 2009, the loss attributable to the discontinued operations was comprised of an operating loss of $183,000 partially offset by an income tax benefit of $77,000.

Net income

As a result of the above, the Company’s net income was $486,000 for the quarter ended September 30, 2010 compared to net income of $366,000 for the quarter ended September 30, 2009, an increase of $120,000 or 32.8%. Net income for the quarter ended September 30, 2010 was net of income tax expense of $366,000, while net income for the quarter ended September 30, 2009 was net of income tax expense of $265,000. The effective tax rate was 43.0% for the quarter ended September 30, 2010 compared to 42.0% for the quarter ended September 30, 2009.  As a percentage of revenue, net income increased to 3.0% for the quarter ended September 30, 2010 compared to 2.5% for the quarter ended September 30, 2009.

Index

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009:

Revenue

For the nine months ended September 30, 2010, revenue increased $3.3 million, or 7.3%, to $48.2 million compared to $45.0 million for the nine months ended September 30, 2009.  This increase is attributable to the four new Offices, which accounted for an additional $3.4 million in revenue during the nine months ended September 30, 2010. Same store revenue (based on 59 Offices open during each full nine-month period) decreased $119,000, or 0.3%.

Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2010, clinical salaries and benefits increased $1.6 million, or 6.1%, to $27.4 million compared to $25.9 million for the nine months ended September 30, 2009. This increase is attributable to the four new Offices, which accounted for an additional $2.1 million of clinical salaries and benefits during the nine months ended September 30, 2010 while salaries and benefits at the 59 Offices open during each full nine month period declined $510,000.  As a percentage of revenue, clinical salaries and benefits decreased to 56.9% for the nine months ended September 30, 2010 compared to 57.5% for the nine months ended September 30, 2010.

Dental supplies. For the nine months ended September 30, 2010, dental supplies increased to $2.0 million compared to $1.7 million for the nine months ended September 30, 2009, an increase of $297,000 or 17.7%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $182,000 of dental supplies during the nine months ended September 30, 2010.  In addition to the four new offices, the Company incurred $137,000 for the purchase of incremental dental supplies for the nine months ended September 30, 2010 to support the roll out of a new hygiene program.  As a percentage of revenue, dental supplies increased to 4.1% for the nine months ended September 30, 2010 compared to 3.7% for the nine months ended September 30, 2009.

Laboratory fees. For the nine months ended September 30, 2010, laboratory fees increased to $2.1 million compared to $2.0 million for the nine months ended September 30, 2009, an increase of $117,000 or 6.0%.  This increase is attributable to the four new Offices, which accounted for an additional $152,000 of laboratory fees during the nine months ended September 30, 2010.  At the remaining 59 Offices, laboratory fees decreased $34,000, or 1.8%.  As a percentage of revenue, laboratory fees decreased to 4.3% for the nine months ended September 30, 2010 compared to 4.4% for the nine months ended September 30, 2009

Occupancy. For the nine months ended September 30, 2010, occupancy expense increased to $3.9 million compared to $3.5 million for the nine months ended September 30, 2009, an increase of $394,000 or 11.2%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $321,000 of occupancy expense during the nine months ended September 30, 2010.  At the remaining 59 Offices, utilities increased $33,000, repairs and maintenance increased $23,000 and rent increased $19,000.  As a percentage of revenue, occupancy expense increased to 8.1% for the nine months ended September 30, 2010 compared to 7.8% for the nine months ended September 30, 2009.

Advertising and marketing. For the nine months ended September 30, 2010, advertising and marketing expense increased to $707,000 compared to $314,000 for the nine months ended September 30, 2009, an increase of $394,000 or 125.4%.  This increase is primarily attributable to $346,000 related to marketing expenses and a television advertising campaign the Company initiated in February 2010 in its Denver, Colorado market, $47,000 related to an internet advertising campaign initiated in August 2009, $13,000 related to yellow page advertising and $23,000 of other advertising partially offset by a decrease in radio advertising of $34,000.  As a percentage of revenue, advertising and marketing expense increased to 1.5% for the nine months ended September 30, 2010 compared to 0.7% for the nine months ended September 30, 2009.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. For the nine months ended September 30, 2010, depreciation and amortization expenses attributable to the Offices increased to $1.8 million compared to $1.7 million for the nine months ended September 30, 2009, an increase of $105,000 or 6.2%.  The increase in deprecation and amortization is related to approximately $206,000 of additional depreciation and amortization related to the four new Offices offset by a $102,000 decrease in depreciation and amortization expense as a result of assets becoming fully depreciated during the first nine months of 2010 at the Company’s other Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices remained constant at 3.7% for the nine months ended September 30, 2010 and September 30, 2009.

Index

General and administrative-Offices:  For the nine months ended September 30, 2010, general and administrative expenses attributable to the Offices increased to $4.0 million compared to $3.4 million for the nine months ended September 30, 2009, an increase of $621,000 or 18.3%.  This increase is primarily attributable to the four new Offices, which accounted for an additional $303,000 of general and administrative expenses during the nine months ended September 30, 2010.  At the remaining 59 Offices, training costs related to improving productivity of dentists and hygienists increased $130,000, malpractice insurance increased $94,000, bad debt write offs increased $54,000, recruiting expenses increased $30,000 and repairs and maintenance increased $24,000 partially offset by a decrease in office supplies of $19,000.   As a percentage of revenue, general and administrative expenses increased to 8.3% for the nine months ended September 30, 2010 compared to 7.6% for the nine months ended September 30, 2009.

Contribution from dental Offices

As a result of revenue increasing $3.3 million and direct expenses increasing $3.5 million, contribution from dental Offices decreased to $6.3 million for the nine months ended September 30, 2010 compared to $6.5 million for the nine months ended September 30, 2009, a decrease of $221,000 or 3.4%. As a percentage of revenue, contribution from dental Offices decreased to 13.1% for the nine months ended September 30, 2010 compared to 14.6% for the nine months ended September 30, 2009.

Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2010, corporate expenses – general and administrative increased to $3.4 million compared to $3.2 million for the nine months ended September 30, 2009, an increase of $229,000 or 7.0%.  This increase is primarily related to an increase in executive bonuses of $92,000, an increase of $83,000 accrued for the LTIP, an increase of $70,000 in travel expenses and training room costs to support the new hygiene training program and an increase in corporate wages of $37,000 partially offset by a decrease in professional fees of $53,000.  As a percentage of revenue, corporate expenses - general and administrative remained constant at 7.1% for the nine months ended September 30, 2010 and 2009.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2010, corporate expenses - depreciation and amortization decreased to $63,000 compared to $66,000 for the nine months ended September 30, 2009, a decrease of $3,000 or 3.4%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.1% for the nine months ended September 30, 2010 and 2009.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $447,000, or 13.7% to $2.8 million for the nine months ended September 30, 2010 compared to $3.3 million for the nine months ended September 30, 2009.  As a percentage of revenue, operating income decreased to 5.8% for the nine months ended September 30, 2010 compared to 7.3% for the nine months ended September 30, 2009.

Interest expense/(income), net

For the nine months ended September 30, 2010, interest expense increased to $130,000 compared to $120,000 for the nine months ended September 30, 2009, an increase of $10,000 or 8.2%. This increase in interest expense is attributable to higher average balances and higher interest rates on the Credit Facility until May 31, 2010 when the Credit Facility was amended and rates were decreased. As a percentage of revenue, interest expense remained constant at 0.3% for the nine months ended September 30, 2010 and 2009.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss from discontinued operations of $296,000 and $262,000 for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $250,000 and a loss on disposition of dental Offices of $269,000, partially offset by an income tax benefit of $223,000.  For the nine months ended September 30, 2009, the loss attributable to the discontinued operations was comprised of an operating loss of $452,000, partially offset by an income tax benefit of $190,000.

Index

Net income

As a result of the above, the Company’s net income was $1.2 million for the nine months ended September 30, 2010 compared to net income of $1.6 million for the nine months ended September 30, 2009, a decrease of $326,000 or 20.8%. Net income for the nine months ended September 30, 2010 was net of income tax expense of $933,000, while net income for the nine months ended September 30, 2009 was net of income tax expense of $1.1 million. The effective tax rate was 43.0% for the nine months ended September 30, 2010 compared to 42.0% for the nine months ended September 30, 2009.  As a percentage of revenue, net income decreased to 2.6% for the nine months ended September 30, 2010 compared to 3.5% for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the revolving Credit Facility.  As of September 30, 2010, the Company had a working capital deficit of approximately $2.9 million, retained earnings of $7.6 million and a cash balance of $859,000.

Net cash provided by operating activities was approximately $4.7 million and $4.6 million for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $768,000, an increase in other long-term obligations of approximately $77,000 and an increase in income taxes payable of approximately $78,000, offset by an increase in accounts receivable of approximately $617,000 and an increase in prepaid expenses of approximately $149,000.  During the nine months ended September 30, 2009, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $884,000, offset by an increase in accounts receivable of $641,000, an increase in prepaid expenses and other assets of approximately $27,000 and a decrease in income taxes payable of approximately $82,000.

Net cash used in investing activities was approximately $2.1 million and $909,000 for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, the Company invested approximately $1.7 million in the development of new dental centers and approximately $411,000 in the purchase of additional equipment, offset by an increase in notes receivable of $19,000. For the nine months ended September 30, 2009, the Company invested approximately $559,000 in the purchase of additional equipment and $350,000 in acquiring a dental practice in Tucson, Arizona.

Net cash used in financing activities was approximately $2.5 million for the nine months ended September 30, 2010 and $4.0 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, net cash used in financing activities was comprised of approximately $587,000 used in the purchase and retirement of Common Stock, approximately $1.1 million for the payment of dividends, approximately $172,000 used to pay down the Credit Facility and $690,000 for the repayment of the Term Loan partially offset by approximately $19,000 in proceeds from the exercise of stock options. During the nine months ended September 30, 2009, net cash used in financing activities was comprised of approximately $706,000 used in the purchase and retirement of Common Stock, approximately $950,000 for the payment of dividends, approximately $2.1 million used to pay down the Credit Facility and $690,000 to pay down the Term Loan partially offset by approximately $413,000 in proceeds from the exercise of stock options.

On May 31, 2010, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment adjusted the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  The amendment eliminated the LIBOR “floor” of 1.5%.  As of September 30, 2010, the Company’s LIBOR borrowing rate was 2.76% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2010, the Company had $3.5 million outstanding and $3.5 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.5 million outstanding under the LIBOR rate option and $0 outstanding under the Base Rate option.  The Credit Facility requires the Company to comply with certain covenants and financial ratios. At September 30, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

Index

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of September 30, 2010, $460,000 was outstanding at the fixed rate of 7.05% and $460,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

As of September 30, 2010, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$4,420,000	$920,000	$3,500,000	$-	$-
Debt obligations	$4,420,000	$920,000	$3,500,000	$-	$-
Operating lease obligations	9,736,414	3,139,950	4,513,416	1,909,337	173,711
Total	$14,156,414	$4,059,950	$8,013,416	$1,909,337	$173,711

During the quarter ended September 30, 2010, the Company purchased 5,739 shares of its Common Stock for total consideration of approximately $99,000 at prices ranging from $16.90 to $17.57 per share.  All purchases were made on the open market pursuant to a stock repurchase program that was approved by the Board of Directors. As of September 30, 2010, there was approximately $1.2 million remaining available for the purchase of the Company’s Common Stock under this program.  There is no expiration date for this program.  Such purchases may be made from time to time as the Company’s management deems appropriate.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2010.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in a manner  that allows timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period July 1, 2010 through September 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 through July 31, 2010	3,241	$17.57	3,241	$249,237
August 1, 2010 through August 31, 2010	300	17.25	300	$1,244,062
September 1, 2010 through September 30, 2010	2,198	16.90	2,198	$1,206,906
Total	5,739	$17.30	5,739

(1)
The stock repurchase program has been ongoing for more than five years and there is no expiration date for the program.  In January 2008, the Board of Directors authorized the Company to make available open market purchases of its Common Stock of up to $1 million.  In  May 2008, the Company’s Board of Directors approved up to $2 million of stock repurchases.  In July 2008, the Board of Directors approved an additional $1 million of stock repurchases.  In August  2008, the Board of Directors approved up to $2 million of stock repurchases.  On December 16, 2009, the Board of Directors approved an additional $500,000 of stock repurchases.  On August 10, 2010, the Board of Directors approved an additional $1 million of stock repurchases.   Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 12, 2010	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)