Form 10-K
period 2010-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2011-03-30
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer
Identification No.)

1777 S. HARRISON STREET, SUITE 1400
DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of March 29, 2011
Common Stock, without par value	1,852,327

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2010, the last business day of the registrant’s most recent completed second fiscal quarter, was $14,649,718. This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2010.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental practices, the ability of the Company to manage effectively an increasing number of dental practices, the general economy of the United States and the specific markets in which the Company’s dental practices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A, “Risk Factors,” of this Annual Report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.  The Company assumes no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by applicable laws and regulations.

Birner Dental Management Services, Inc.
Form 10-K

PART I
ITEM 1.	Business.

General

The Company is a dental business service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 46 affiliated dental practices (“Offices”) in Colorado and ten in New Mexico, the Company believes that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  The Company currently provides business services to 64 Offices, of which 38 were acquired and 26 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings. Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $101.2 billion in 2008. CMS also projects that dental expenditures will reach approximately $180.4 billion by 2019, representing an increase of approximately 78.3% over 2008 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic dental services.

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

The Company Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company’s dental practice management model provides managing dentists a leadership role and ability to practice in a style they are most accustomed to without the capital commitment and the administrative burdens such as billing/collections, payroll, accounting, and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients, team building, and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in their Offices. The managing dentists exercise clinical judgment in matters of patient care. In addition, managing dentists have a financial incentive to improve the operating performance of their Offices through a bonus system based upon the operating performance of the Office.

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

Recruiting of Dentists.   The Company seeks to recruit and retain dentists with excellent skills and experiences, who are sensitive to patient needs, interested in establishing long-term patient relationships and are motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Other advantages include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation, and payment of professional membership fees and malpractice insurance.  The Company seeks to recruit managing dentists with three or more years of practice experience, although from time to time the Company recruits associate dentists graduating from residency programs.

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

Management Information Systems.   The Company has a networked management information system through which it receives uniform data that is analyzed to measure and improve operating performance in the Offices.  The Company’s system enables it to maintain on line contact with each of its Offices and allows it to monitor the Office’s performance with real-time data relating to patient and insurance information, treatment plans, scheduling, revenues and collections.  The Company provides each Office with monthly operating and financial data, which is analyzed and used to improve the Office’s performance.

Advertising and Marketing.   The Company seeks to increase patient volume at its Offices through television, radio, internet and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2010, the Company used television, radio and print advertising in the Denver, Colorado market and radio advertising in Colorado Springs, Colorado and Albuquerque, New Mexico and expanded its internet advertising.  During 2009, the Company used radio advertising in Colorado Springs, Colorado and Albuquerque, New Mexico.  During 2008, the Company did not use television, radio, or print advertising and relied on Yellow Page and internet advertising.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. The Company purchased $3.1 million of dental supplies and equipment from Henry Schein and incurred $778,000 in laboratory expenses from Pro Dental Laboratory during 2010.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients.  The Company negotiates managed care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Capitated managed dental care plans including revenue from associated co-payments accounted for 21.0% of the Company’s revenue in 2010 compared to 21.7% in 2009 and 22.9% in 2008.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided.

Expansion Program

Between its formation in May 1995 and 2001, the Company acquired 42 practices, including six practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the six practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 29 de novo Offices (including one practice that was consolidated with an existing Office and two that were closed during 2010).  During 2006, the Company opened four de novo Offices; two in Phoenix, Arizona which were closed during 2010, and one each in the Denver, Colorado and Albuquerque, New Mexico markets.  No new Offices were opened during 2007.  During 2008, the Company opened one de novo Office in Longmont, Colorado.  During 2009, the Company acquired two practices in Tucson, Arizona and one practice in Denver, Colorado.  During 2010, the Company opened a de novo Office in the Albuquerque, New Mexico market and the de novo Vantage Dental Implant Center in the Denver, Colorado market.

The Company expects to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through select de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through a training program designed to improve the quality of care patients receive during their hygiene visits, the expansion of specialty services and the aggressive recruitment of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated. Also, the Company continues to look for potential future development sites for de novo Offices and evaluates potential acquisition candidates.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C. that is owned by one of six different licensed dentists affiliated with the Company. The Company’s President, Mark A. Birner, DDS, is one of the six dentists and individually owns 51 P.C.s.  The Company has entered into agreements with the owners of the P.C.s, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C. or (in the case of Dr. Birner) the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, or a determination by the Company in its sole discretion that it is in its best interest, the Company may require the owner to sell the shares in the P.C. for a nominal amount to a third-party designated by the Company.  These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

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

As of December 31, 2010, the Company had 75 general dentists, 39 specialists and 68 dental hygienists who were employed by the P.C.s, and 381 non-dental employees.

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive. In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc. and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and resources, superior affiliation models, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.

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

Many states have fraud and abuse laws that are similar to the federal fraud and abuse law described below, and that in many cases apply to referrals for items or services reimbursable by any third-party payor, not just by Medicare and Medicaid. A number of states, including Arizona, Colorado and New Mexico, prohibit the submitting of false claims for dental services.

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

Many states also have laws prohibiting paying or receiving any remuneration, direct or indirect, which are intended to include referrals for health care items or services, including dental items and services.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2010, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

Trademark

The Company is the registered owner of the PERFECT TEETH™ trademark in the United States. The Company uses the PERFECT TEETH name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH name.  The trademark is effective until 2018 when it will be subject to renewal.

Employees

As of December 31, 2010, the Company had 708 employees, including 199 part-time and 509 full-time employees.

Company Website

Information related to the Company’s filings with the Securities and Exchange Commission (the “SEC”) can be found on the Company’s website at www.perfectteeth.com.  The Company’s website is not a part of, or incorporated by reference in, this Annual Report.

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

The majority of the Company’s affiliated dental Offices are located in Colorado and the Offices in Colorado generated 73%, 71% and 68% of the Company’s total revenue for the years ended December 31, 2008, 2009 and 2010, respectively.  Adverse changes or conditions affecting the Colorado market, such as healthcare reform, changes in laws and regulations, governmental investigations and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

The profitability and operations of its Offices and its expansion strategy heavily depends on the availability and successful recruitment and retention of dentists, dental assistants, dental hygienists, specialists, and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its Offices, which may have a material adverse effect on the Company’s expansion strategy and its business, financial condition and operating results. See Item 1. “Business - Dental Practice Management Model.”

The Company is not the owner of the P.C.s and is heavily dependent on its affiliated dentists and management agreements.

The Company receives management fees for services provided to the P.C.s under the Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, dental hygienists or dental assistants, or control the provision of dental care in the Offices. The Company’s revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company’s long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists, dental hygienists and dental assistants and principal and interest payments of loans made to the P.C. by the Company. Any material loss of revenue by the P.C.s would have a material adverse effect on the Company’s business, financial condition, and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. “Business - Affiliation Model.”

The Company operates in a competitive market, which may reduce gross profit margins and market share.

The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. Several dental practice management companies operate in the Company’s markets. A number of companies with dental practice management businesses similar to that of the Company currently operate in other parts of the country and may enter the Company’s existing markets in the future. If the Company seeks to expand its operations into new markets, it is likely to face competition from dental practice management companies, which already have established a strong business presence in such locations. The Company’s competitors may have a greater financial track record and resources, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.  See Item 1. “Business - Competition.”

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

Implementation of the Company’s expansion strategy has required significant capital resources. Such resources will be needed to establish additional de novo Offices and maintain or upgrade the Company’s management information systems, and for the effective integration, operation and expansion of the Offices.  In addition, during 2009, the Company began the capital intensive process of converting the traditional x-ray systems in the Offices to digital x-ray systems.  The Company historically has primarily used cash and promissory notes as consideration in acquisitions of dental practices and intends to continue to do so. If the Company’s capital requirements over the next several years exceed cash flow generated from operations and borrowings available under the Company’s existing bank line of credit (the “Credit Facility”) or any successor credit facility, the Company may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company’s existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of the Company’s operations or the Company’s other capital requirements could have a material and adverse effect on the Company’s ability to pursue its strategy and on its business, financial condition and operating results. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company’s ability to pay dividends is restricted by several factors.

The Company began paying a quarterly cash dividend in 2004, and increased the quarterly cash dividend in February 2005, January 2006, January 2007, January 2008, March 2010 and March 2011.  However, the payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or may require the Company to reduce the dividends.  Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and other factors the Company’s Board of Directors may consider relevant.  There is no assurance that the Company will be able to continue to pay dividends at the current levels, or at all.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2010, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

The Company has completed 45 dental practice acquisitions, six of which have been consolidated into existing Offices and one of which was closed during 2004. The success of future acquisitions will depend on several factors, including the following:

•
Ability to Identify Suitable Dental Practices.  Identifying appropriate acquisition candidates and negotiating and consummating acquisitions can be a lengthy and costly process. Furthermore, the Company may compete for acquisition opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be identified or that acquisitions will be consummated on terms favorable to the Company, on a timely basis or at all. If a planned acquisition fails to occur or is delayed, the Company’s financial results may be materially lower than expectations, resulting in a decline, perhaps substantial, in the market price of its Common Stock. In addition, increasing consolidation in the dental management services industry may result in an increase in purchase prices required to be paid by the Company to acquire dental practices.

•
Ability to Integrate Dental Practices. The integration of acquired dental practices into the Company is a difficult, costly and time consuming process that, among other things, requires the Company to attract and retain competent and experienced management and administrative personnel and to implement and integrate reporting and tracking systems, management information systems and other operating systems. In addition, such integration may require the expansion of accounting controls and procedures and the evaluation of certain personnel functions. There can be no assurance that substantial unanticipated problems, costs or delays associated with such integration efforts or with such acquired practices will not occur. There also can be no assurance that the Company will be able to successfully integrate acquired practices in a timely manner or at all, or that any acquired practices will have a positive impact on the Company’s results of operations and financial condition.

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

In 2010, the Company derived approximately 11.4% of its revenue from capitated managed dental care contracts, and 9.6% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

Risks associated with capitated managed dental care contracts include principally (i) the risk that the capitation payments and any associated co-payments do not adequately cover the costs of providing the dental services, (ii) the risk that one or more of the P.C.s may be terminated as an approved provider by managed dental care plans with which they contract, (iii) the risk that the Company will be unable to negotiate future capitation arrangements on satisfactory terms with managed care dental plans, and (iv) the risk that large subscriber groups will terminate their relationship with such managed dental care plans, which would reduce patient volume and capitation and co-payment revenue. There can be no assurance that the Company will be able to negotiate future capitation arrangements on behalf of P.C.s on satisfactory terms or at all, or that the fees offered in current capitation arrangements will not be reduced to levels unsatisfactory to the Company. Moreover, to the extent that costs incurred by the Company’s affiliated dental practices in providing services to patients covered by capitated managed dental care contracts exceed the revenue under such contracts, the Company’s business, financial condition and operating results may be materially and adversely affected. See Item 1. “Business - Payor Mix.”

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

At December 31, 2010, intangible assets on the Company’s consolidated balance sheet were approximately $11.9 million, representing 53.2% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients.  Covenants not to compete are generally not favored by courts.  In Colorado, covenants not to compete are prohibited by statute with certain exceptions.  Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope and meet other statutory and common law requirements.  Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable and meet other statutory and common law requirements.  It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Item 1. “Business - Affiliation Model- Employment Agreements.”  In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists’ ability to transfer the shares in the P.C.s. See Item 1, “Business - Affiliation Model - Relationship with Professional Corporations.  There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse effect on the Company.

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

The Company’s $7.0 million Credit Facility is with a single bank.  The Company historically has renewed the Credit Facility and extended the term of the Credit Facility for one additional year annually in the spring and intends to continue this practice in the spring of 2011.  Although the Company has utilized this bank for its financing needs for over ten years, there can be no assurances that due to the current environment this bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.  In addition, the Credit Facility contains financial covenants that require the Company to maintain debt to Adjusted EBITDA and operating cash flow to fixed charges ratios.  The Credit Facility also contains other restrictive covenants regarding the incurrence of additional debt, liens, transactions with affiliates, mergers, consolidations and sales of assets and changes in management. These restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, withstand the current or future economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.

The Company’s inability or failure to protect its intellectual property could have a negative impact on its operating results.

The Company owns one trademark registration (PERFECT TEETH™) that it currently uses and considers to be material to the successful operation of its business. If the Company is unable to protect or preserve the value of this trademark, or other proprietary rights for any reason, its brand and reputation could be impaired or diluted and the Company may see a decline in revenues.

Events or rumors relating to the Company’s brand names could significantly impact its business.

Recognition of the Company’s PERFECT TEETH™ brand name and the association of the brand with quality, comprehensive dental care is an integral part of its business.  Any events or rumors that cause patients to no longer associate the brand with quality, comprehensive dental care may materially adversely affect the value of the brand name and demand for dental services at the Offices.

If the Company fails to establish and maintain proper and effective internal controls, the Company’s ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect its operating results, financial condition and stock price.

Ensuring that the Company has adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Failure by the Company to maintain effective internal financial and accounting controls would cause its financial reporting to be unreliable, could have a material adverse effect on its business, operating results, financial condition and cash flows, and could cause the trading price of its Common Stock to fall dramatically.

Nasdaq has stock market listing standards for share prices and market capitalization, and failure to comply with the standards may result in the Company being de-listed from Nasdaq.

The Company’s Common Stock is thinly-held and trades with low volume. If the Company is unable to maintain Nasdaq listing standards, the Company may be forced to de-list from Nasdaq.  If the Company’s stock is delisted, the price of Common Stock may decrease, liquidity of the Common Stock would be significantly reduced, and the Company’s ability to secure additional financing would be adversely affected.

ITEM 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

ITEM 2.	Properties.

Offices and Facilities

The Company’s corporate headquarters are located at 1777 S. Harrison Street, Suite 1400, Denver, Colorado, 80210 in approximately 14,000 square feet occupied under a lease that expires July 31, 2016.  The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to five years, with options to renew the leases for specific periods subsequent to their original terms. The Company believes the facilities at each of its Offices are adequate for their current level of business.  The Company generally anticipates leasing and developing de novo Offices in its current markets rather than significantly expanding the size of its existing Offices.

As of the date of this Annual Report, the Company managed a total of 64 Offices with 46 in Colorado, ten in New Mexico, and eight in Arizona.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,200 square feet to 7,400 square feet.

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

Price Range of Common Stock

The Common Stock is quoted on the Nasdaq Capital Market under the symbol “BDMS”.  The following table sets forth, for the periods indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Capital Market.

	HIGH	LOW
2009

First Quarter	$12.25	$10.01
Second Quarter	15.95	10.26
Third Quarter	18.05	12.99
Fourth Quarter	17.15	11.00

2010

First Quarter	$17.70	$14.81
Second Quarter	18.00	16.60
Third Quarter	18.20	16.23
Fourth Quarter	19.24	16.13

At March 29, 2011, there were approximately 187 holders of record and approximately 439 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company declared the following quarterly cash dividends in 2009 and 2010.
Date Dividend Paid	Quarterly Dividend Paid per Share

April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010; January 14, 2011	0.20

On March 24, 2011, the Company announced that its Board of Directors approved an increase in the quarterly dividend to $.22 per share effective with the dividend payable in July 2011.  The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or require the Company to reduce the dividends. Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors the Company’s Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2010 through December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	710	$16.30	-	$1,206,906
November 1, 2010 through November 30, 2010	1,166	$17.70	1,166	$1,186,273
December 1, 2010 through December 31, 2010	3,191	$17.69	3,191	$1,129,814

Total	5,067	$17.50	4,357

(1)
The stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2010, the approximate dollar value of shares that may be purchased under the plan or program is $1.1 million.

Performance Graph*

The following line graph compares the percentage change from December 31, 2005 through December 31, 2010 for (i) the Common Stock, (ii) the Nasdaq Composite Index, (iii) the S&P Healthcare Sector, (iv) the S&P 500 Composite Index and (v) American Dental Partners, Inc. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5-Year Cumulative Total Return **
Assumes Initial Investment of $100

Description	12/31/2005	12/31/06	12/31/07	12/31/08	12/31/2009	12/31/2010

BIRNER DENTAL	$100.00	$96.79	$111.99	$61.78	$96.01	$113.92
NASDAQ Composite -
Total Returns	100.00	110.39	122.15	73.32	106.58	125.93
S&P - Healthcare	100.00	107.53	115.36	89.07	106.62	109.71
S&P 500 Index -
Total Returns	100.00	115.79	122.16	76.97	97.32	111.98
American Dental Partners,Inc.	100.00	103.09	64.22	42.16	75.84	80.08

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

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2010.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and currently provides dental practice management services to 64 Offices in Colorado, New Mexico, and Arizona staffed by 75 dentists and 39 specialists.  The Company has acquired 45 practices (six of which were consolidated into existing Offices and one that was closed) and opened 29 de novo Offices (one of which was consolidated into an existing Office and two that were closed). The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by developing de novo Offices and by making acquisitions.

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

The Company seeks to increase its fee-for-service revenue by increasing the patient volume at existing Offices through a training program designed to improve the quality of care patients receive during their hygiene visits, effective advertising and marketing programs, adding additional specialty services, by opening de novo Offices and by making select acquisitions of dental practices.  The Company seeks to supplement this fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity. The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% APR is charged on all account balances greater than 60 days old.  Patient accounts receivable in excess of $50 that are over 120 days and that appear are not collectible are written off as bad debt and sent to an outside collection agency.

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model.  Revenue was $58.6 million in 2008, $59.2 million in 2009 and $64.0 million in 2010.  Contribution from the dental Offices was $7.8 million in 2008, $8.4 million in 2009 and $7.6 million in 2010.  Net income was $1.8 million in 2008, $1.9 million in 2009 and $1.4 million in 2010.  For 2009, same store revenue (based on 58 Offices open during each full year) decreased by $322,000 from 2008  The Company attributes this decrease to continued general weakness in the economy in the Company’s markets as reflected by reduced number of new patient visits and patient procedures, and in particular fewer crown and bridge procedures.  For 2010, same store revenue (based on 57 Offices open during each full year) increased $481,000 from 2009.  The Company attributes this increase to a training program designed to improve the quality of care patients receive during their hygiene visits that started in June 2010.

For the year ended December 31, 2010, revenue increased to $64.0 million compared to $59.2 million for the year ended December 31, 2009, an increase of $4.8 million or 8.1%.  This increase was attributable to $4.3 million in additional revenue related to three Offices acquired in the third and fourth quarters of 2009 and the two de novo Offices opened in the first and fourth quarters of 2010.  Same store revenue (based on 57 Offices open during each full year) increased $481,000, or 0.8%.

For the year ended December 31, 2009, revenue increased to $59.2 million compared to $58.6 million for the year ended December 31, 2008, an increase of $552,000 or 0.9%. This increase was attributable to $598,000 in revenue from two Offices acquired in Tucson, Arizona in the fourth quarter of 2009 and $276,000 of additional revenue from a de novo Office that opened in May 2008, offset by a decrease in same store (based on 58 Offices open during each full year) dentistry revenue of $322,000, or 0.6%.

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $792,000 or 10.9% to $6.5 million for the year ended December 31, 2010 from $7.3 million for the year ended December 31, 2009.  The $792,000 decrease in Adjusted EBITDA from 2009 to 2010 is due primarily to the two de novo Offices opened in 2010, which reduced Adjusted EBITDA by approximately $948,000.  Excluding these de novo Offices, Adjusted EBITDA increased $156,000 from 2009 to 2010.  Adjusted EBITDA increased $171,000 or 2.4% to $7.3 million for the year ended December 31, 2009 from $7.1 million for the year ended December 31, 2008.  Approximately $73,000 of the $171,000 increase in Adjusted EBITDA from 2008 to 2009 is related to the two acquisitions in Tucson, Arizona in the fourth quarter of 2009.  Excluding the acquisitions, Adjusted EBITDA was mostly flat from 2008 to 2009.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, and income tax expense to net income as in the table below.

	Year Ended December 31,
	2008	2009	2010

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$1,790,409	$1,925,066	$1,443,219
Add back:
Discontinued operations (before income tax expense)	536,646	606,099	518,723
Depreciation and amortization - Offices	2,249,657	2,226,571	2,432,427
Depreciation and amortization - corporate	96,366	86,809	79,061
Stock-based compensation expense	731,607	902,409	835,736
Interest expense, net	282,492	175,938	155,170
Income tax expense	1,414,962	1,350,301	1,016,670

Adjusted EBITDA	$7,102,139	$7,273,193	$6,481,006

At December 31, 2010, the Company’s total assets of $22.5 million included $11.9 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $7.9 million. The Company’s retained earnings as of December 31, 2010 were approximately $7.4 million and the Company had a working capital deficit on that date of approximately $2.2 million.  During 2010, the Company had capital expenditures of $3.4 million, purchased approximately $676,000 of Common Stock and paid out approximately $1.4 million in dividends to its shareholders while decreasing total bank debt by approximately $845,000.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 21.0% of total revenue in 2010, compared to 21.7% in 2009 and 22.9% in 2008.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2008	2009	2010

Revenue	100.0%	100.0%	100.0%
Direct expenses:
Clinical salaries and benefits	57.7	57.3	56.7
Dental supplies	4.0	3.7	4.3
Laboratory fees	4.6	4.4	4.4
Occupancy	7.9	8.0	8.2
Advertising and marketing	0.7	0.8	2.1
Depreciation and amortization	3.8	3.8	3.8
General and administrative	7.9	7.8	8.7
	86.7	85.7	88.2
Contribution from dental offices	13.3	14.3	11.8
Corporate expenses:
General and administrative	6.3 (1)	7.3 (1)	6.8 (1)
Depreciation and amortization	0.2	0.1	0.1
Operating income	6.9	6.9	4.9
Interest expense, net	0.5	0.3	0.2
Income from continuing operations before income taxes	6.4	6.6	4.7
Income tax expense	2.8	2.7	1.9

Income from continuing operations	3.6	3.9	2.7

Loss atributable to discontinued operations, net of income taxes	(0.5)	(0.6)	(0.5)

Net income	3.1%	3.3%	2.3%

(1)
Corporate expenses - general and administrative includes $731,607 of  stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2008, $657,033 of stock-based compensation expense pursuant to ASC Topic 718 and $245,376 related to a long-term incentive program for the year ended December 31, 2009 and $585,816 of stock-based compensation expense pursuant to ASC Topic 718 and $249,920 related to a long-term incentive program for the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue increased to $64.0 million for the year ended December 31, 2010 compared to $59.2 million for the year ended December 31, 2009, an increase of $4.8 million or 8.1%.  This increase was attributable to $4.3 million in additional revenue related to three Offices acquired in the third and fourth quarters of 2009 and the two de novo Offices opened in the first and fourth quarters of 2010.  Same store revenue (based on 57 Offices open during each full year) increased $481,000, or 0.8%.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits increased to $36.3 million for the year ended December 31, 2010 compared to $33.9 million for the year ended December 31, 2009, an increase of $2.4 million or 7.0%.  This increase in clinical salaries and benefits is primarily attributable to $2.8 million in additional clinical salaries and benefits related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010.  As a percentage of revenue, clinical salaries and benefits decreased to 56.7% in 2010 from 57.3% in 2009.

Dental supplies.   Dental supplies increased to $2.8 million for the year ended December 31, 2010 compared to $2.2 million for the year ended December 31, 2009, an increase of $580,000 or 26.4%.  This increase in dental supplies is primarily attributable to $277,000 in additional dental supplies related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010.  At the remaining 57 Offices, dental supplies increased $303,000 due to a hygiene training program that led to an additional $284,000 in hygiene supplies being purchased.  As a percentage of revenue, dental supplies increased to 4.3% in 2010 from 3.7% in 2009.

Laboratory fees.   Laboratory fees increased to $2.8 million for the year ended December 31, 2010 compared to $2.6 million for the year ended December 31, 2009, an increase of $220,000 or 8.5%.  This increase in laboratory fees is attributable to $220,000 in additional fees related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010.  As a percentage of revenue, laboratory fees remained constant at 4.4% in 2010 and 2009.

Occupancy.  Occupancy expenses increased to $5.2 million for the year ended December 31, 2010 from $4.7 million for the year ended December 31, 2009, an increase of $499,000 or 10.5%.  This increase in occupancy expense is attributable to $408,000 in additional occupancy expense related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010.  At the remaining 57 Offices, rent increased $38,000, utilities increased $31,000 and repairs and maintenance increased $18,000 in 2010 compared to 2009.  As a percentage of revenue, occupancy expense increased to 8.2 % in 2010 from 8.0 % in 2009.

Advertising and marketing.   Advertising and marketing expenses increased to $1.3 million for the year ended December 31, 2010 from $451,000 for the year ended December 31, 2009, an increase of $890,000 or 197.5%.  This increase is attributable to $685,000 in additional advertising expense related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010.  At the remaining 57 Offices, television advertising in the Denver, Colorado market increased $239,000 and internet advertising increased $39,000 offset by a decrease in radio advertising of $85,000.  As a percentage of revenue, advertising and marketing increased to 2.1% in 2010 from 0.8% in 2009.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $2.4 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009, an increase of 206,000 or 9.2%. This increase in depreciation and amortization is attributable to $342,000 of additional depreciation and amortization expense related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010 offset by a $137,000 decrease in depreciation and amortization expense at the remaining 57 Offices as a result of assets becoming fully depreciated during 2010.  As a percentage of revenue, depreciation and amortization remained constant at 3.8 % in 2010 and 2009.

General and administrative.   General and administrative expenses attributable to the Offices increased to $5.5 million for the year ended December 31, 2010 from $4.6 million for the year ended December 31, 2009, an increase of $907,000 or 19.5%.  This increase in general and administrative expense is attributable to $406,000 in additional general and administrative expenses related to the three Offices acquired in 2009 and the two de novo Offices opened in 2010.  At the remaining 57 Offices, training expense related to the new hygiene program increased general and administrative expenses by $332,000, malpractice insurance expense increased $148,000 and recruiting expense increased $46,000 in 2010 compared to 2009.  As a percentage of revenue, Office general and administrative expenses increased to 8.7% in 2010 from 7.8% in 2009.

Contribution from Dental Offices

Contribution from dental offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense charges and income taxes.  As a result of direct expenses increasing more than revenue, contribution from dental Offices decreased to $7.6 million for the year ended December 31, 2010 from $8.4 million for the year ended December 31, 2009, a decrease of $856,000 or 10.1%.  As a percentage of revenue, contribution from dental Offices decreased to 11.8% in 2010 from 14.3% in 2009.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative increased to $4.4 million for the year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009, an increase of $75,000 or 1.8%. This increase is primarily attributable to an increase in executive bonuses of $165,000 partially offset by a decrease of $71,000 related to stock-based compensation expense pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.8% in 2010 compared to 7.3% in 2009.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization decreased to $79,000 for the year ended December 31, 2010 from $87,000 for the year ended December 31, 2009, a decrease of $8,000 or 8.9%.  This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets.  As a percentage of revenue, corporate expenses - depreciation and amortization remained constant at 0.1% in 2010 and 2009.

Operating Income

Primarily as a result in the decrease in contribution from dental offices, operating income decreased to $3.1 million for the year ended December 31, 2010 from $4.1 million for the year ended December 31, 2009, a decrease of $924,000 or 22.8%.  As a percentage of revenue, operating income decreased to 4.9 % in 2010 from 6.9% in 2009.

Interest Expense/(Income), Net

Interest expense, net decreased to $155,000 for the year ended December 31, 2010 from $176,000 for the year ended December 31, 2009, a decrease of $21,000 or 11.8% This decrease in interest expense is attributable to a reduction in the principal amount of the term loan related to the “dutch auction” tender offer on October 5, 2006 (the “Term Loan”) and lower interest rates on the Credit Facility after May 31,2010 when the Credit Facility was amended and rates were decreased.  As a percentage of revenue, interest expense, net decreased to 0.2% in 2010 from 0.3% in 2009.

Discontinued Operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss on discontinued operations of $304,000 and $356,000 for the years ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2010, the loss on discontinued operations was comprised of an operating loss of $250,000 and a loss on disposition of dental Offices of $269,000, partially offset by an income tax benefit of $214,000.  For the year ended December 31, 2009, the loss on discontinued operations was comprised of an operating loss of $606,000, partially offset by an income tax benefit of $250,000.

Net Income

As a result of the above and a decrease in income tax expense in 2010 compared to 2009, the Company’s net income was $1.4 million for the year ended December 31, 2010 compared to net income of $1.9 million for the year ended December 31, 2009, a decrease of $482,000 or 25%.  As a percentage of revenue, net income decreased to 2.3% in 2010 from 3.3% in 2009.  Net income for the year ended December 31, 2010 was net of income tax expense of $1.0 million, while net income for the year ended December 31, 2009 was net of income tax expense of $1.4 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Revenue increased to $59.2 million for the year ended December 31, 2009 compared to $58.6 million for the year ended December 31, 2008, an increase of $552,000 or 0.9%. This increase was attributable to $598,000 in revenue from two Offices acquired in Tucson, Arizona in the fourth quarter of 2009 and $276,000 of additional revenue from a de novo Office that opened in May 2008, offset by a decrease in same store (based on 58 Offices) dentistry revenue of $322,000.

Direct Expenses

Clinical salaries and benefits.  Clinical salaries and benefits increased to $33.9 million for the year ended December 31, 2009 compared to $33.8 million for the year ended December 31, 2008, an increase of $47,000 or 0.1%.  This increase in clinical salaries and benefits is primarily attributable to $341,000 in additional clinical salaries and benefits related to the two Offices acquired in Tucson, Arizona in the fourth quarter of 2009, $138,000 of additional clinical salaries and benefits from a de novo Office that opened in May 2008, $221,000 in increased doctor wages,  and $243,000 in increased health insurance expenses, offset by decreased administrative wages of $297,000, hygiene contract labor of $218,000, assistant wages of $231,000, income tax expense of $68,000 and workers compensation insurance expense of $41,000 in 2009 compared to 2008.  As a percentage of revenue, clinical salaries and benefits decreased to 57.3% in 2009 from 57.7% in 2008.

Dental supplies.  Dental supplies decreased to $2.2 million for the year ended December 31, 2009 compared to $2.3 million for the year ended December 31, 2008, a decrease of $140,000 or 6.0%. This decrease is attributable to three factors: (1) fewer new dentists requesting initial dental supply inventories; (2) a 3% rebate from the Company’s primary dental supply vendor that will be effective through 2011; and (3) a concentrated effort that began in January 2009 to reduce dental supply expense through the implementation of a new process for the monthly dental supply budget.  As a percentage of revenue, dental supplies decreased to 3.7% in 2009 from 4.0% in 2008.

Laboratory fees.  Laboratory fees decreased to $2.6 million for the year ended December 31, 2009 compared to $2.7 million for the year ended December 31, 2008, a decrease of $106,000 or 3.9%.  This decrease is primarily due to lower laboratory fees that were negotiated with the Company’s significant vendors in December 2008.  As a percentage of revenue, laboratory fees decreased to 4.4% in 2009 from 4.6 % in 2008.

Occupancy.  Occupancy expenses increased to $4.7 million for the year ended December 31, 2009 from $4.6 million for the year ended December 31, 2008, an increase of $132,000 or 2.9%. This increase was due to increased rental payments resulting from the renewal of Office leases at current market rates for Offices whose leases expired subsequent to 2008 as well as $52,000 from two Offices acquired during the fourth quarter of 2009 and $35,000 additional occupancy expense from a de novo Office that opened in May 2008.  As a percentage of revenue, occupancy expense increased to 8.0 % in 2009 from 7.9 % in 2008.

Advertising and marketing.  Advertising and marketing expenses increased to $451,000 for the year ended December 31, 2009 from $418,000 for the year ended December 31, 2008, an increase of $33,000 or 8.0%. This increase is attributable to a radio advertising campaign the Company initiated in May 2009 in its Denver and Colorado Springs, Colorado and Albuquerque, New Mexico markets.  The cost of the campaign was $118,000 for the year.  In addition to the radio advertising, the Company also started advertising on the internet and spent $25,000 in 2009.  The radio and internet advertising campaigns were partially offset by a decrease of $112,000 for yellow page advertising as a result of the Company’s negotiation of more favorable rates. As a percentage of revenue, advertising and marketing increased to 0.8% in 2009 from 0.7% in 2008.

Depreciation and amortization.  Depreciation and amortization expenses incurred at the Offices remained constant at $2.2 million for the years ended December 31, 2009 and 2008. As a percentage of revenue, depreciation and amortization remained constant at 3.8% in 2009 and 2008.

General and administrative.  General and administrative expenses attributable to the Offices decreased to $4.6 million for the year ended December 31, 2009 from $4.7 million for the year ended December 31, 2008, a decrease of $19,000 or 0.4%.  As a percentage of revenue, Office general and administrative expenses decreased to 7.8% in 2009 from 7.9% in 2008.

Contribution from Dental Offices

As a result of the increased revenue and flat direct expenses, contribution from dental Offices increased to $8.4 million for the year ended December 31, 2009 from $7.8 million for the year ended December 31, 2008, an increase of $627,000 or 8.0%.  As a percentage of revenue, contribution from dental Offices increased to 14.3% in 2009 from 13.3% in 2008.

Corporate Expenses

Corporate expenses - general and administrative.  Corporate expenses - general and administrative increased to $4.3 million for the year ended December 31, 2009 from $3.7 million for the year ended December 31, 2008, an increase of $604,000 or 16.4%. This increase is primarily attributable to an increase in executive bonuses of $174,000 and $472,000 accrued for a long-term incentive plan for the executives.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.3% in 2009 compared to 6.3% in 2008.

Corporate expenses - depreciation and amortization.  Corporate expenses - depreciation and amortization decreased to $87,000 for the year ended December 31, 2009 from $96,000 for the year ended December 31, 2008, a decrease of $10,000 or 9.9%.  This decrease was primarily the result of older assets becoming fully depreciated somewhat offset by the addition of new depreciable assets.  As a percentage of revenue, corporate expenses - depreciation and decreased to 0.1% in 2009 compared to 0.2% in 2008.

Operating Income

As a result of the above, operating income increased to $4.1 million for the year ended December 31, 2009 from $4.0 million for the year ended December 31, 2008, an increase of $33,000 or 0.8%.  As a percentage of revenue, operating income remained constant at 6.9% in 2009 and 2008.

Interest Expense/(Income), Net

Interest expense, net decreased to $176,000 for the year ended December 31, 2009 from $282,000 for the year ended December 31, 2008, a decrease of $107,000 or 37.7%. This decrease in interest expense is attributable to a reduction in the principal amount of the Term Loan and reduced borrowings on the Credit Facility.  As a percentage of revenue, interest expense, net decreased to 0.3% in 2009 from 0.5% in 2008.

Discontinued Operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in losses on discontinued operations of $356,000 and $300,000 for the years ended December 31, 2009 and 2008, respectively.  For the year ended December 31, 2009, the loss on discontinued operations was comprised of an operating loss of $606,000, partially offset by an income tax benefit of $250,000.  For the year ended December 31, 2008, the loss on discontinued operations was comprised of an operating loss of $537,000, partially offset by an income tax benefit of $237,000.

Net Income

As a result of the above, the Company’s net income was $1.9 million for the year ended December 31, 2009 compared to net income of $1.8 million for the year ended December 31, 2008, an increase of $135,000 or 7.5%.  As a percentage of revenue, net income increased to 3.3% in 2009 from 3.1% in 2008.  Net income for the year ended December 31, 2009 and 2008 was net of income tax expense of $1.4 million.

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

Impairment of Intangible and Long-lived Assets

At December 31, 2010, intangible assets on the Company’s consolidated balance sheets were $11.9 million, representing 53.2% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax assets are related to accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and its Credit Facility.

Net cash provided by operating activities was $5.6 million, $5.7 million and $5.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.  During the year ended December 31, 2010, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $1.0 million and an increase in other long-term obligations of $142,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of $880,000, a decrease in income taxes payable of $684,000 and an increase in prepaid expenses and other assets of $133,000.  During the year ended December 31, 2009, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $739,000 and a decrease in deferred charges and other assets of $7,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of $844,000, a decrease in income taxes payable of $104,000 and an increase in prepaid expenses and other assets of $15,000.  During the year ended December 31, 2008, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of a decrease in prepaid expenses and other assets of $202,000, a decrease in deferred charges and other assets of $11,000 and an increase in income taxes payable/receivable of $398,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of $263,000, an increase in accounts receivable (net of provision for doubtful accounts) of $597,000, and a decrease in other long-term obligations of $32,000.

Net cash used in investing activities was $1.1 million, $2.8 million and $3.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.  During the year ended December 31, 2010, the Company invested approximately $2.9 million in the development of de novo Offices, including the Vantage Dental Implant Center, and approximately $540,000 in the purchase of additional equipment, offset by an increase in notes receivable of $24,000.  During the year ended December 31, 2009, the Company invested $1.5 million to acquire three dental Offices and loaned $192,000 in connection with one of the acquisitions.  The Company also invested $1.1 million to purchase additional property and equipment including $299,000 to move one of its existing Offices and $186,000 to install digital x-rays at four Offices.  Additionally, the Company invested $148,000 in the development of a de novo Office.  During the year ended December 31, 2008, the Company invested $754,000 in the purchase of additional property and equipment including $155,000 in a new time collection system for its payroll system and $159,000 for a major remodel of one of its existing Offices.  Additionally, the Company invested $372,000 in the development of a de novo Office.

For the years ended December 31, 2008, 2009 and 2010, net cash used in financing activities was $4.2 million, $3.4 million and $2.8 million, respectively. For the year ended December 31, 2010, net cash used in financing activities was comprised of approximately $1.4 million for the payment of dividends, $920,000 for the repayment of the Term Loan and $676,000 used in the purchase of Common Stock partially offset by approximately $120,000 from the tax benefit of Common Stock options exercised, $76,000 in advances on the Credit Facility and $50,000 in proceeds from the exercise of stock options.  For the year ended December 31, 2009, net cash used in financing activities was comprised of approximately $930,000 for the purchase of Common Stock, $1.3 million for the payment of dividends, $706,000 to pay down the Credit Facility and $920,000 to pay down the Term Loan partially offset by $457,000 of proceeds from the exercise of Common Stock options and $1,000 from the tax benefit of Common Stock options exercised.  For the year ended December 31, 2008, net cash used in financing activities was comprised of approximately $4.4 million for the purchase of Common Stock, $1.4 million for the payment of dividends and $920,000 to pay down the Term Loan. Partially offset by an increase of $2.1 million in borrowings under the Credit Facility, $327,000 of proceeds from the exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised.

Cash flows from discontinued operations are reported in the Statements of Cash Flows under operating activities.  There were no material cash flows from investing or financing activities.  The discontinued operations are not expected to have a material impact on our future liquidity or capital resources.

On May 31, 2010, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin of 0.25%.  The amendment adjusts the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  Additionally, the amendment eliminated the LIBOR “floor” of 1.5%.  As of December 31, 2010, the Company’s LIBOR borrowing rate was 2.76% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At December 31, 2010, the Company had approximately $3.7 million outstanding and $3.3 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.5 million outstanding under the LIBOR rate option and $247,000 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and management agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

In October 2006, the Company purchased 212,396 shares of its Common Stock in a “dutch auction” tender offer.  The tender offer was funded by a $4.6 million Term Loan.  Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. The principal amount borrowed is payable in 20 equal quarterly payments of approximately $230,000 plus interest.  As of December 31, 2010, $690,000 was outstanding under the Term Loan.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  As of December 31, 2010 the Company was in full compliance with its covenants under the Term Loan.  The Term Loan matures on September 30, 2011.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A, “Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing”.

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions. During 2008, the Company, in 47 separate transactions, repurchased 292,538 shares of its Common Stock for total consideration of approximately $4.4 million at prices ranging from $10.47 to $21.00 per share.  In February 2008, the Company repurchased 3,210 shares at $21.00 per share in a private transaction that was approved by the Board of Directors.  During 2009, the Company, in 108 separate transactions repurchased 61,702 shares of its Common Stock for total consideration of approximately $930,000 at prices ranging at prices ranging from $10.02 to $17.00 per share.  During 2010, the Company, in 59 separate transactions repurchased 39,805 shares of its Common Stock for total consideration of approximately $676,000 at prices ranging at prices ranging from $15.52 to $18.34 per share.  As of December 31, 2010, approximately $1.1 million of the previously authorized amount was available for these purchases.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810-10-65-2, Amendments to FASB ASC 810-10-05-8A. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a VIE and eliminates the quantitative model prescribed by ASC Topic 810-10. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASC 810-10-65-2 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The Company adopted this guidance and consolidated its managed P.C.s under ASC 810-10-65-2 effective January 1, 2010.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2009 and 2010 and for each of the years ended December 31, 2010, 2009 and 2008:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 29, 2011

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2010

CURRENT ASSETS:
Cash and cash equivalents	$779,622	$406,208
Accounts receivable, net of allowance for doubtful accounts of $371,762 and $315,333, respectively	3,124,160	3,429,373
Deferred tax asset	195,170	207,530
Income tax receivable	-	435,800
Prepaid expenses and other assets	433,222	598,297

Total current assets	4,532,174	5,077,208

PROPERTY AND EQUIPMENT, net	3,532,011	5,123,934

OTHER NONCURRENT ASSETS:
Intangible assets, net	12,842,285	11,941,931
Deferred charges and other assets	153,734	155,674
Notes receivable	191,557	167,420

Total assets	$21,251,761	$22,466,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,934,468	$2,163,082
Accrued expenses	1,716,395	2,410,689
Accrued payroll and related expenses	1,795,968	1,945,020
Income taxes payable	267,160	18,484
Current maturities of long-term debt	920,000	690,000
Liabilities related to discontinued operations	-	50,207

Total current liabilities	6,633,991	7,277,482

LONG-TERM LIABILITIES:
Deferred tax liability, net	526,036	1,265,436
Long-term debt, net of current maturities	4,362,024	3,747,017
Other long-term obligations	2,112,395	2,254,539

Total liabilities	13,634,446	14,544,474

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,858,135 and 1,850,716 shares issued and outstanding, respectively	164,255	493,638
Treasury stock purchased in excess of Common Stock basis	-	-
Retained earnings	7,475,212	7,433,205
Accumulated other comprehensive loss	(22,152)	(5,150)

Total shareholders' equity	7,617,315	7,921,693

Total liabilities and shareholders' equity	$21,251,761	$22,466,167

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2009	2010

REVENUE:	$58,620,921	$59,172,973	$63,992,633

DIRECT EXPENSES:
Clinical salaries and benefits	33,839,609	33,886,996	36,261,034
Dental supplies	2,338,201	2,198,631	2,778,532
Laboratory fees	2,703,542	2,597,300	2,817,198
Occupancy	4,604,131	4,736,598	5,235,709
Advertising and marketing	417,533	450,797	1,341,002
Depreciation and amortization	2,249,657	2,226,571	2,432,427
General and administrative	4,660,032	4,640,542	5,547,121
	50,812,705	50,737,435	56,413,023

Contribution from dental offices	7,808,216	8,435,538	7,579,610

CORPORATE EXPENSES:
General and administrative	3,687,341 (1)	4,291,325 (1)	4,366,767 (1)
Depreciation and amortization	96,366	86,809	79,061

OPERATING INCOME	4,024,509	4,057,404	3,133,782
Interest expense (income), net	282,492	175,938	155,170

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,742,017	3,881,466	2,978,612
Income tax expense	1,651,838	1,600,014	1,230,903
INCOME FROM CONTINUING OPERATIONS	2,090,179	2,281,452	1,747,709

DISCONTINUED OPERATIONS (Note 13):
Operating (loss) attributable to assets disposed of	(536,646)	(606,099)	(250,125)
(Loss) recognized on dispositions	-	-	(268,598)
Income tax benefit	236,876	249,713	214,233

LOSS ON DISCONTINUED OPERATIONS	(299,770)	(356,386)	(304,490)

NET INCOME	$1,790,409	$1,925,066	$1,443,219

Net income per share of Common Stock - Basic
Continuing Operations	$1.03	$1.22	$0.94
Discontinued Operations	(0.15)	(0.19)	(0.16)
Net income per share of Common Stock - Basic	$0.88	$1.03	$0.78

Net income per share of Common Stock - Diluted
Continuing Operations	$1.00	$1.20	$0.91
Discontinued Operations	(0.14)	(0.18)	(0.16)
Net income per share of Common Stock - Diluted	$0.86	$1.02	$0.75

Cash dividends per share of Common Stock	$0.68	$0.68	$0.80

Weighted average number of shares of Common Stock and dilutive securities:
Basic	2,024,794	1,863,596	1,857,084

Diluted	2,085,889	1,895,441	1,915,148

(1)
Corporate expenses - general and administrative includes $731,607 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2008, $657,033 of stock-based compensation expense pursuant to ASC Topic 718 and $245,376 related to a long-term incentive program for the year ended December 31, 2009 and $585,816 of stock-based compensation expense pursuant to ASC Topic 718 and $249,920 related to a long-term incentive program for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Treasury Stock Purchased in excess of Common Stock	Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Basis	Income	Earnings	Equity

BALANCES, January 1, 2008	2,123,440	$3,028,515	$-	$(34,156)	$6,385,494	$9,379,853
Common Stock options exercised	32,685	326,788	-	-	-	326,788
Purchase and retirement of Common Stock	(292,538)	(4,098,041)	(266,786)	-	-	(4,364,827)
Tax benefit of Common Stock options exercised	-	11,131	-	-	-	11,131
Dividends declared on Common Stock	-	-	-	-	(1,358,454)	(1,358,454)
Stock-based compensation expense	-	731,607	-	-	-	731,607
Other comprehensive loss	-	-	-	(8,935)	-	(8,935)
Net income, year-ended December 31, 2008	-	-	-	-	1,790,409	1,790,409

BALANCES, December 31, 2008	1,863,587	$-	$(266,786)	$(43,091)	$6,817,449	$6,507,572
Common Stock options exercised	56,250	190,480	266,786	-	-	457,266
Purchase and retirement of Common Stock	(61,702)	(929,900)	-	-	-	(929,900)
Tax benefit of Common Stock options exercised	-	1,266	-	-	-	1,266
Dividends declared on Common Stock	-	-	-	-	(1,267,303)	(1,267,303)
Stock-based compensation expense	-	902,409	-	-	-	902,409
Other comprehensive income	-	-	-	20,939	-	20,939
Net income, year-ended December 31, 2009	-	-	-	-	1,925,066	1,925,066

BALANCES, December 31, 2009	1,858,135	$164,255	$-	$(22,152)	$7,475,212	$7,617,315
Common Stock options exercised, net	32,386	50,120	-	-	-	50,120
Purchase and retirement of Common Stock	(39,805)	(676,082)	-	-	-	(676,082)
Tax benefit of Common Stock options exercised	-	119,609	-	-	-	119,609
Dividends declared on Common Stock	-	-	-	-	(1,485,226)	(1,485,226)
Stock-based compensation expense	-	835,736	-	-	-	835,736
Other comprehensive income	-	-	-	17,002	-	17,002
Net income, year-ended December 31, 2010	-	-	-	-	1,443,219	1,443,219

BALANCES, December 31, 2010	1,850,716	$493,638	$-	$(5,150)	$7,433,205	$7,921,693

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2008	2009	2010

Net income	$1,790,409	$1,925,066	$1,443,219
Other comprehensive income/(loss)	(8,935)	20,939	17,002

Comprehensive income	$1,781,474	$1,946,005	$1,460,221

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,790,409	$1,925,066	$1,443,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,542,322	2,510,597	2,511,488
Stock compensation expense	731,607	902,409	835,736
Loss on disposition of property	885	-	-
Provision for doubtful accounts	730,129	695,573	574,688
Provision for (benefit from) deferred income taxes	64,320	(92,956)	727,042
Discontinued operation costs	-	-	256,110
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(597,313)	(844,000)	(879,900)
Prepaid expenses and other assets	201,712	(14,569)	(133,218)
Deferred charges and other assets	11,398	6,555	(1,940)
Accounts payable	(393,569)	382,617	228,614
Accrued expenses	(127,972)	275,076	657,256
Accrued payroll and related expenses	258,073	81,418	149,052
Income taxes payable/(receivable)	398,386	(104,409)	(684,478)
Other long-term obligations	(31,588)	4,717	142,144
Net cash provided by operating activities	5,578,799	5,728,094	5,825,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable - related parties, net	-	(191,557)	24,137
Capital expenditures	(753,952)	(1,080,514)	(540,317)
Development or acquisition of new dental centers	(371,969)	(1,546,543)	(2,900,498)
Net cash used in investing activities	(1,125,921)	(2,818,614)	(3,416,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	23,597,356	17,369,169	19,203,634
Repayments - line of credit	(21,473,665)	(18,075,347)	(19,128,641)
Repayments - term loan	(920,000)	(920,000)	(920,000)
Proceeds from exercise of Common Stock options	326,788	457,266	50,120
Purchase and retirement of Common Stock	(4,364,828)	(929,900)	(676,082)
Tax benefit of Common Stock options exercised	11,132	1,266	119,609
Common Stock cash dividends	(1,358,820)	(1,267,303)	(1,431,189)
Net cash used in financing activities	(4,182,037)	(3,364,849)	(2,782,549)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	270,841	(455,369)	(373,414)
CASH AND CASH EQUIVALENTS, beginning of period	964,150	1,234,991	779,622
CASH AND CASH EQUIVALENTS, end of period	$1,234,991	$779,622	$406,208

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended December 31,
	2008	2009	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$329,185	$212,423	$215,331
Cash paid during the year for income taxes	$956,586	$1,546,407	$854,498

NON-CASH ITEMS:

Gain/(loss) recognized on interest rate swap (net of taxes)	$(8,935)	$20,939	$17,002
Contingent liability assumed related to office acquistions	$-	$1,848,000	$-

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2008, 2009 and 2010, the Company managed 61, 64 and 64 dental practices (collectively referred to as the ''Offices''), respectively. The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and development of de novo Offices. The following table highlights the Company’s growth through December 31, 2010 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2001 and Prior	42	18	(6)
2002	-	-	-
2003	-	-	-
2004	-	2	(1)
2005	-	2	-
2006	-	4	(1)
2007	-	-	-
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
Total	45	29	(10)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2010.  Such reclassification had no effect on net income.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals at each of the Offices. Certain key features of the Management Agreements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying statements of income reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice.

The Company prepares its consolidated financial statements in accordance with ASC Topic 810, “Consolidation”, which provides for consolidation of variable interest entities of which the Company is the primary beneficiary. The Company has concluded that the P.C.s meet the definition of variable interest entities as defined by this standard and that the Company is the primary beneficiary of these variable interest entities.  The Company concluded that the P.C.s meet the definition of variable interest entities because the equity investment at risk by each P.C. owner, which generally has not been more than $100, is not sufficient on a quantitative or qualitative basis to support each P.C.’s activities without additional financial support from the Company, which is provided through (i) the Company’s advancement of operating costs on behalf of the P.C.s and forgoing any amounts due the Company from the P.C.s under the Management Agreements when the P.C.s lack sufficient cash flow to pay the management fees in full and (ii) the Company’s capital investments in facilities and dental equipment used by the P.C.s in the operation of their dental practices.  The Company determined that it is the primary beneficiary, as defined in ASC 810-10-38, of the P.C.s because (i) it absorbs losses of the P.C.s by forgoing the management fees, (ii) through the Management Agreements, the Company has the power to direct the activities of the P.C.s that most significantly impact the P.C.s’ economic performance, provides business and marketing services at the Offices, including providing capital, payment of all Center Expenses (as defined in the Management Agreements), designing and implementing marketing programs, negotiating for the purchase of supplies, staffing, recruiting, training of non-dental personnel, billing and collecting patient fees, arranging for certain legal and accounting services, and negotiating with managed care organizations, and (iii) no other party provides financial support to the P.C.s, and the P.C.s have no independent ability to support themselves. Accordingly, the net assets and results of operations of the P.C.s are included in the consolidated financial statements of the Company, and all transactions between the P.C.s and the Company, such as the management fees the Company charges, have been eliminated.

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

During 2008, 2009 and 2010, 12.8%, 12.3% and 11.4%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2010, the Company did not have cash at one bank in excess of the federally insured amount.

Accounts Receivable

Accounts receivable represents receivables from patients and other third-party payors for dental services provided. Such amounts are recorded net of contractual allowances and other adjustments at the time of billing.  In those instances when payment is not received at the time of service, the Offices record receivables from their patients, most of whom are local residents and are insured under third-party payor agreements. In addition, the Company has estimated allowances for uncollectible accounts. The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Accounts are normally considered delinquent after 120 days. However, estimating the credit-worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment.  In estimating uncollectible amounts, management considers factors such as general economic and industry-specific conditions, and historical and anticipated customer performance.  Management continually monitors and periodically adjusts the allowances associated with these receivables.

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect outstanding balances by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% APR is charged on all account balances greater than 60 days old.  Patient accounts receivable in excess of $50 that are over 120 days old and that appear are uncollectible are written off as bad debt and sent to an outside collections agency.

Notes Receivable

Notes receivable were created as part of a dental Office acquisition.  One note has a standard principal and interest monthly amortization payment schedule and a maturity date of October 29, 2013 and the second note has a balloon payment (both accrued interest and principal) due on October 29, 2013. Both notes bear interest of 6% which is accrued monthly.  If a note is uncollectible, an allowance for doubtful accounts would be created.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,762,316, $1,723,631 and $1,693,416 for the years ended December 31, 2008, 2009 and 2010, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $780,006, $786,966 and $900,354 for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Contingent Liabilities

As part of the dental Office acquisitions completed in the fourth quarter of 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreements.  These contingent liabilities are recorded at estimated fair value, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The liability terminates after ten years from the acquisition date.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  The changes in fair value are recognized in earnings.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily cash and cash equivalents and accounts receivable.  The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy.  The Company may be exposed to credit risk generally associated with healthcare and retail companies.  The Company established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company has no significant financial instruments with off-balance sheet risk of accounting loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The application of accounting policies requires the use of judgment and estimates.  As it relates to the Company, estimates and forecasts are required to determine purchase price allocations for acquisitions, any impairment of assets, allowances for doubtful accounts, deferred tax asset valuation reserves, if any, contingent liabilities, deferred revenue and employee benefit-related liabilities.

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

	2008			2009			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic EPS	$1,790,409	2,024,794	$0.88	$1,925,066	1,863,596	$1.03	$1,443,219	1,857,084	$0.78

Effect of Diluive Stock Options	-	61,095	(0.02)	-	31,845	(0.01)	-	58,063	(0.03)

Diluted EPS:	$1,790,409	2,085,889	$0.86	$1,925,066	1,895,441	$1.02	$1,443,219	1,915,147	$0.75

The difference between basic EPS and diluted EPS for the years ended December 31, 2008, 2009 and 2010 relates to the effect of 61,095, 31,845 and 58,063 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by ASC Topic 718, “Compensation – Stock Compensation.” For the years ended December 31, 2008, 2009 and 2010, options to purchase 277,079, 289,389 and 230,964 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.  In 2008, the Company recognized, on its consolidated balance sheets, approximately $9,000 of other comprehensive loss to mark down the value of a cash flow hedge net of taxes.  In 2009 and 2010, the Company recognized, on its consolidated balance sheets, approximately $21,000 and $17,000, respectively, of other comprehensive income to mark up the value of the cash flow hedge net of taxes.

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

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s statement of income for the years ended December 31, 2008, 2009 and 2010 was approximately $732,000, $902,000 and $836,000, respectively. In 2010, stock-based compensation expense consisted of $586,000 related to stock options and $250,000 related to restricted stock units granted under the Company’s long-term incentive program (“LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2010 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2010 for the expected option term. The expected option term was calculated based on historical experience.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810-10-65-2, Amendments to FASB ASC 810-10-05-8A. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a VIE and eliminates the quantitative model prescribed by ASC Topic 810-10. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASC 810-10-65-2 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The Company adopted this guidance and consolidated its managed P.C.s under ASC 810-10-65-2 effective January 1, 2010.

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

(3)         ACQUISITIONS

With each Office acquisition, the Company enters into a contractual arrangement, including a Management Agreement, which has a term of 40 years. Pursuant to these contractual arrangements, the Company provides all business and marketing services at the Offices, other than the provision of dental services, and it has long-term and unilateral control over the assets and business operations of each Office. Accordingly, acquisitions are considered business combinations and are accounted as such.

2009 Acquisitions

On September 30, 2009, the Company acquired all of the assets except for accounts receivable of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $350,000, all payable in cash, and an estimated fair value of contingent liabilities of $718,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of then trailing twelve-month operating cash flows.  The purchase price was allocated as follows:  $315,000 to intangible assets and $35,000 to fixed assets.

On October 29, 2009, the Company acquired all of the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, all payable in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-month operating cash flows.  The purchase price was allocated as follows:  $530,000 to intangible assets, $100,000 to accounts receivable and $70,000 to fixed assets.

On December 30, 2009, the Company acquired all of the assets except for accounts receivable of a Colorado partnership and entered into a Management Agreement to manage the practice for a purchase price of $340,000, all payable in cash, and an estimated fair value of contingent liabilities of $280,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of then trailing twelve-month operating cash flows.  The purchase price was allocated as follows:  $306,000 to intangible assets and $34,000 to fixed assets.

The fair values of the acquisitions were based on significant inputs not observable in the market and are therefore defined as level 3 inputs under ASC Topic 820.  Key assumptions include the projected operating results of the acquired enterprises.

(4)         PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2010

Dental equipment	$6,568,775	$7,705,027
Furniture and fixtures	1,349,841	1,175,344
Leasehold improvements	8,628,827	8,475,963
Computer equipment, software and related items	2,229,458	3,612,140
Instruments	1,077,003	1,467,068
	19,853,904	22,435,542

Less - accumulated depreciation	(16,321,893)	(17,311,608)

Property and equipment, net	$3,532,011	$5,123,934

Depreciation expense was $1,762,316, $1,723,631and $1,693,416 for the years ended December 31, 2008, 2009 and 2010, respectively.

(5)         INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2009	2010

Management Agreements	25 years	$21,747,623	$21,747,623
Less - accumulated amortization		(8,905,338)	(9,805,692)

Intangible assets, net		$12,842,285	$11,941,931

Amortization expense was $780,005, $786,966 and $900,354 for the years ended December 31, 2008, 2009 and 2010, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2011	$900,534
2012	900,534
2013	900,534
2014	882,116
2015	844,671

$4,428,389

(6)         DEBT

Debt consists of the following:

	December 31,
	2009	2010
Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of, the lender’s Base Rate plus 2.5% (5.75% at December 31, 2009) or the higher of the LIBOR rate or 1.5% plus 3.875% (5.375% at December 31, 2009), collateralized by the Company's accounts receivable and Management Agreements, due in May 2011.	$3,672,024	$-

Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of, the lender’s Base Rate plus 0.25% (3.5% at December 31, 2010) or a LIBOR rate plus 2.5% (2.76% at December 31, 2010), collateralized by the Company's accounts receivable and Management Agreements, due in May 2012 (the "Credit Facility").	-	3,747,017

$4.6 million Term Loan with a bank, $2.3 million of which was borrowed at a fixed rate of 7.05% and the remainder was borrowed at a floating interest rateof LIBOR plus 1.5% (1.76% at December 31, 2010), with principal to be repaid in 20 equal quarterly payments of approximately $230,000 plus interest beginning December 31, 2006 , collateralized by the Company's accounts receivable and Management Agreeements, matures on September 30, 2011.	1,610,000	690,000

	5,282,024	4,437,017
Less - current maturities	(920,000)	(690,000)

Long-term debt, net of current maturities	$4,362,024	$3,747,017

Credit Facility

On May 31, 2010, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin of 0.25%.  The amendment adjusts the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  Additionally, the amendment eliminated the LIBOR “floor” of 1.5%.  As of December 31, 2010, the Company’s LIBOR borrowing rate was 2.76% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At December 31, 2010, the Company had approximately $3.7 million outstanding and $3.3 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.5 million outstanding under the LIBOR rate option and $247,000 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2010, the Company was in full compliance with all of its covenants under the Credit Facility.

Term Loan

In October 2006, the Company entered into a $4.6 million term loan (“Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of December 31, 2010, the floating rate was 1.80%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of December 31, 2010, $345,000 was outstanding at the fixed rate of 7.05% and $345,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2010, the Company was in full compliance with all of its covenants under the Term Loan.

The interest rate on one-half of the principal amount of the Term Loan has been fixed with a fixed-for-floating interest rate swap. The Company has elected to designate this fixed-for-floating interest rate swap as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”

Scheduled Maturities

The scheduled maturities of debt are as follows:

Year	Amount

2011	$690,000
2012	3,747,017

$4,437,017

(7)         SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2008, the Company, in 47 separate transactions, repurchased 292,538 shares of its Common Stock for total consideration of approximately $4.4 million at prices ranging from $10.47 to $21.00 per share.  In February 2008, The Company repurchased 3,210 shares at $21.00 per share in a private transaction that was approved by the Board of Directors.  During 2009, the Company, in 108 separate transactions repurchased 61,702 shares of its Common Stock for total consideration of approximately $930,000 at prices ranging at prices ranging from $10.02 to $17.00 per share.  During 2010, the Company, in 59 separate transactions repurchased 39,805 shares of its Common Stock for total consideration of approximately $676,000 at prices ranging at prices ranging from $15.20 to $18.34 per share.  As of December 31, 2010, approximately $1.1 million of the previously authorized amount was available for these purchases.

Due to the Company’s repurchases of Common Stock at prices higher than the original issue price, the Company’s Common Stock balance would have been reduced to a negative $266,786 as of December 31, 2008.  The Company reclassified this negative balance to treasury stock purchased in excess of Common Stock basis on the balance sheet as of December 31, 2008.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve an additional 425,000 shares of Common Stock for issuance and was amended again at the June 2009 annual meeting of shareholders to reserve 625,000 additional shares of Common Stock for issuance.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2010, there were 172,367 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan.  As of December 31, 2010, there were 164,541 vested options and 119,897 unvested options outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of December 31, 2010, there were 29,000 vested options and no unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2008	2009	2010

Expected life (1)	3.7	3.2	3.4
Risk-free interest rate (2)	2.11%	1.30%	1.62%
Expected volatility (3)	58%	69%	59%
Expected dividend yield	4.06%	6.33%	4.50%
Expected forfeiture (4)	4.81%	4.97%	8.49%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2008, 2009 and 2010, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2007	377,133	$14.36	$5.50 - $21.85	3.7	$2,677
Granted	147,000	$17.63	$10.20 - $21.00
Exercised	32,685	$10.00	$5.50 - $19.54
Canceled	24,932	$17.15	$12.50 - $20.02

Balance at December 31, 2008	466,516	$15.55	$7.88 - $21.85	3.8	$273
Granted	19,000	$10.75	$10.75 - $10.75
Exercised	61,765	$8.77	$7.86 - $14.81
Canceled	30,500	$16.76	$11.50 - $21.75

Balance at December 31, 2009	393,251	$16.28	$9.66 - $21.85	3.2	$879
Granted	65,000	$15.62	$15.22 - $17.13
Exercised	81,063	$10.91	$9.66 - $17.81
Canceled	63,750	$19.15	$15.22 - $19.37

Balance at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853

Exercisable at December 31, 2008	254,986	$13.87	$7.88 - $21.85	2.2	$262

Exercisable at December 31, 2009	264,540	$16.01	$9.66 - $21.85	2.3	$611

Exercisable at December 31, 2010	193,541	$17.60	$9.66 - $21.85	3.0	$429

The weighted average grant date fair value of options granted was $6.35, $3.70 and $5.16 per option during the years ended December 31, 2008, 2009 and 2010, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2008, 2009 and 2010 were $327,000, $457,000 and $50,000, respectively. The associated income tax benefit from stock options exercised during the year ended December 31, 2008, 2009 and 2010, was $11,000, $1,000 and $120,000, respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $245,000, $423,000 and $505,000, respectively. As of December 31, 2010, there was $271,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information about the options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2010	Weighted Average Exercise Price

$8.74 — 10.92	30,833	4.4	$10.40	14,835	10.15
10.93 — 13.11	40,922	2.8	12.06	31,588	12.23
13.12 — 15.29	44,333	4.0	15.12	3,333	14.81
15.30 — 17.48	23,000	6.2	16.34	-	-
17.49 — 19.66	69,850	2.3	18.13	68,117	18.11
19.67 — 21.85	104,500	3.9	20.93	75,668	20.98

$8.74 — 21.85	313,438	3.6	$16.95	193,541	$17.60

Restricted Stock

In July 2005, the Company granted 60,000 shares of restricted Common Stock to the Company’s Chairman and Chief Executive Officer.  All of the compensation expense related to the restricted stock grant was recognized as of December 31, 2008.

(8)         LONG-TERM INCENTIVE PROGRAM

In June 2009, the Compensation Committee of the Company adopted the LTIP.  The LTIP, which operates under the 2005 Plan, provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Details of the LTIP are as follows:

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

All amounts vest for each executive offices only if the executive officer is employed by the Company on December 31, 2011 and will be payable during the first quarter of 2012.

For the year ended December 31, 2009, the Company accrued approximately $227,000 related to the cash portion and recorded $245,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the year ended December 31, 2010, the Company accrued approximately $231,000 related to the cash portion and recorded $250,000 of stock-based compensation for the equity portion, respectively, of the LTIP.

(9)         COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $3,891,143, $3,968,865 and $4,195,017 for the years ended December 31, 2008, 2009 and 2010, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

Years ending December 31,
2011	$3,264,866
2012	2,889,316
2013	2,325,262
2014	1,678,847
2015	888,154
Thereafter	254,545

$11,300,990

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

Contingent Liabilities

As part of the dental Office acquisitions completed in the fourth quarter of 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  There were no changes in fair value that were recognized in earnings in 2010.  There was no material change to estimated fair value of this contingency in 2010.  As of December 31, 2010, approximately $1.8 million of contingent liabilities are recorded on the consolidated balances sheets, which are payable starting in September 2013.

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

Income tax expense for the years ended December 31, 2008, 2009 and 2010 consists of the following:

	2008	2009	2010
Current:
Federal	$1,167,494	$1,267,220	$270,477
State	183,149	177,800	19,153
	1,350,643	1,445,020	289,630
Deferred:
Federal	67,829	(86,144)	666,363
State	(3,510)	(8,575)	60,677
	64,319	(94,719)	727,040

Total income tax expense	$1,414,962	$1,350,301	$1,016,670

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2008	2009	2010

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	4.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	0.5	0.5	-
Share based compensation	5.6	5.0	4.3
Other	-	(1.3)	-
	44.1%	41.2%	41.3%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2009	2010

Deferred tax assets current:
Accruals not currently deductible	$87,512	$90,857
Allowance for doubtful accounts	107,658	116,673
	195,170	207,530
Deferred tax assets long-term:
Depreciation for tax under books	1,256,348	469,839
Stock option compensation	332,612	580,806
	1,588,960	1,050,645
Deferred tax liabilities long-term:
Intangible asset amortization for tax over books	(2,114,996)	(2,316,081)
	(2,114,996)	(2,316,081)

Net deferred tax asset (liability)	$(330,866)	$(1,057,906)

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax assets are related to: Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books, the tax effect of the deferred revenue adjustment and stock option timing differences between book and tax.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2008, 2009 and 2010, tax benefits associated with the exercise of stock options reduced taxes payable by approximately $11,000, $1,000 and $120,000, respectively, and increased equity by the same amount.

The Company is aware of the risk that the recorded deferred tax assets may not be realizable.  However, management believes that the Company will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions.  It believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets.

Under professional standards, the Company’s policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and Regulations, Revenue Rulings, court decisions and other evidence.

At December 31, 2009 and 2010, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2009 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2007-2010 remain open to examination by taxing jurisdictions to which the Company is subject.

(11)       BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/Stock Bonus Plan, which was established April 1, 1997. Eligible employees may make voluntary contributions to the plan. Effective November 1, 2005, the Company announced that it would start matching 20% of the first 6% of each employee’s contribution.  Effective April 1, 2007, the Company announced that it would increase this match to 40% of the first 6% of each employee’s contribution.  The Company contributed $207,000, $197,000 and $202,000 towards the plan for the years ended December 31, 2008, 2009 and 2010, respectively.  In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. For the years ended December 31, 2008, 2009 and 2010, the Company did not make any profit sharing contributions.

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

The Company follows ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2009 or 2010.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3

Put Options	$-	$-	$1,840,000
Interest Rate Swap	$-	$17,000	$-

	$-	$17,000	$1,840,000

Balance as of December 31, 2009			$1,840,000

Additions			-
Deletions			-
Revisions			-

Balance as of December 31, 2010			$1,840,000

As of December 31, 2008, the Company recognized, on its consolidated balance sheets, approximately $9,000 (net of taxes) of other comprehensive loss to mark down the value of the Company’s interest rate swap designated as a cash flow hedge.  In 2009 and 2010, the Company recognized, on its consolidated balance sheets, approximately $21,000 and $17,000 (net of taxes), respectively, of other comprehensive income to mark up the value of the cash flow hedge.  As required by ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company calculated the value of the cash flow hedge using Level II inputs.

(13)       DISCONTINUED OPERATIONS

Discontinued operations include the results attributable to two Offices in the Phoenix, Arizona market that were closed in May 2010.  The loss on discontinued operations includes both the current and historical results from operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to fair value.  Current liabilities related to discontinued operations relate to the estimated lease obligations and estimated property taxes payable.

The following is a summary of the loss on discontinued operations for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2008	2009	2010

Results of operations	$(536,646)	$(606,099)	$(250,125)
Future lease obligations, fair value	-	-	(144,978)
Asset impairment charge	-	-	(123,620)
Income tax benefit	236,876	249,713	214,233

Loss on discontinued operations	$(299,770)	$(356,386)	$(304,490)

(14)       SUBSEQUENT EVENTS

On March 24, 2011, the Company announced that its Board of Directors approved an increase in the amount of the quarterly cash dividend from $.20 per share to $.22 per share.  This increase will be effective with the dividend payable in July 2011.

(15)       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income	Net Income Per Share of Common Stock - Diluted
2008 quarter ended:
March 31, 2008	$15,140,309	$2,095,953	$517,557	$0.24
June 30, 2008	14,783,408	1,867,494	450,198	0.21
September 30, 2008	14,897,862	2,086,189	500,147	0.24
December 31, 2008	13,799,342	1,758,580	322,507	0.17

	$58,620,921	$7,808,216	$1,790,409	$0.86

2009 quarter ended:
March 31, 2009	$15,258,619	$2,335,335	$677,026	$0.36
June 30, 2009	15,116,413	2,273,973	519,593	0.27
September 30, 2009	14,588,691	1,934,180	365,550	0.19
December 31, 2009	14,209,250	1,892,050	362,897	0.19

	$59,172,973	$8,435,538	$1,925,066	$1.02

2010 quarter ended:
March 31, 2010	$16,446,881	$2,360,799	$534,356	$0.28
June 30, 2010	15,746,655	1,872,020	216,796	0.11
September 30, 2010	16,049,646	2,089,852	485,523	0.26
December 31, 2010	15,749,451	1,256,939	206,544	0.10

	$63,992,633	$7,579,610	$1,443,219	$0.75

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2010.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31,2010 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2010 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2010 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2010 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2010 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -
As of December 31, 2009 and 2010

Consolidated Statements of Income -
Years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows -
Years ended December 31, 2008, 2009 and 2010

Notes to Consolidated Financial Statements

 (2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II - Valuation and Qualifying Accounts -
Years Ended December 31, 2008, 2009 and 2010

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.
a Colorado corporation

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2011
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2011
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	March 30, 2011
Dennis N. Genty	Treasurer (Principal Financial and Accounting
Officer)

/s/ Mark A. Birner	President and Director	March 30, 2011
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	March 30, 2011
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 30, 2011
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 30, 2011
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2010, 2009 and 2008 included in this Form 10-K and have issued our report thereon dated March 29, 2011. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2010, 2009 and 2008 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 29, 2011

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses		Deductions (2)	Balance at end of period

2010	$371,762	$574,688		$631,117	$315,333
2009	$290,688	$695,573	(1)	$614,499	$371,762
2008	$291,827	$730,149		$731,288	$290,688

(1) Approximately $81,000 of this amount is related to one of the dental Office acquisitions.
(2) Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document

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

10.49
Ninth Amendment to the Second Amended and Restated Credit Agreement dated May 31, 2010 between the Registrant and KeyBank National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2010.

23*	Hein & Associates LLP consent dated March 30, 2011.
31.1*	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2 *	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1*	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed with this Form 10-K.