Form 10-Q
period 2011-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2011-05-16
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____________________________ to  _______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 10, 2011
Common Stock, without par value	1,856,669

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
ASSETS	2010	2011
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$406,208	$924,578
Accounts receivable, net of allowance for doubtful accounts of $315,333 and $308,206, respectively	3,429,373	3,542,116
Deferred tax asset	207,530	207,530
Income tax receivable	435,800	-
Prepaid expenses and other assets	598,297	1,014,573

Total current assets	5,077,208	5,688,797

PROPERTY AND EQUIPMENT, net	5,123,934	5,381,006

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,941,931	11,764,343
Deferred charges and other assets	155,674	155,674
Notes receivable	167,420	162,627

Total assets	$22,466,167	$23,152,447

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,163,082	$2,570,468
Accrued expenses	2,410,689	2,026,102
Accrued payroll and related expenses	1,945,020	2,641,733
Income taxes payable	18,484	240,351
Current maturities of long-term debt	690,000	460,000
Liabilities related to discontinued operations	50,207	30,055

Total current liabilities	7,277,482	7,968,709

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,265,436	1,265,436
Long-term debt, net of current maturities	3,747,017	3,600,000
Other long-term obligations	2,254,539	2,301,520

Total liabilities	14,544,474	15,135,665

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,850,716 and 1,852,327 shares issued and outstanding, respectively	493,638	570,571
Retained earnings	7,433,205	7,448,864
Accumulated other comprehensive loss	(5,150)	(2,653)

Total shareholders' equity	7,921,693	8,016,782

Total liabilities and shareholders' equity	$22,466,167	$23,152,447

**  Derived from the Company’s audited consolidated balance sheet at December 31, 2010.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2010	2011

REVENUE:	$16,446,882	$17,075,202

DIRECT EXPENSES:
Clinical salaries and benefits	9,421,333	9,712,072
Dental supplies	582,364	801,544
Laboratory fees	716,549	715,479
Occupancy	1,297,668	1,350,391
Advertising and marketing	191,407	577,344
Depreciation and amortization	565,265	618,194
General and administrative	1,311,495	1,603,838
	14,086,081	15,378,862

Contribution from dental offices	2,360,801	1,696,340

CORPORATE EXPENSES:
General and administrative	1,184,167 (1)	1,019,061	(1)
Depreciation and amortization	21,624	19,583

OPERATING INCOME	1,155,010	657,696
Interest expense, net	52,836	24,705

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,102,174	632,991
Income tax expense	473,935	246,867

INCOME FROM CONTINUING OPERATIONS	628,239	386,124

DISCONTINUED OPERATIONS (Note 9):
Operating (loss) attributable to assets disposed of	(164,707)	-
Income tax benefit	70,824	-

LOSS ON DISCONTINUED OPERATIONS	(93,883)	-

NET INCOME	$534,356	$386,124

Net income per share of Common Stock - Basic
Continuing Operations	$0.34	$0.21
Discontinued Operations	(0.05)	-
Net income per share of Common Stock - Basic	$0.29	$0.21

Net income per share of Common Stock - Diluted
Continuing Operations	$0.33	$0.20
Discontinued Operations	(0.05)	-
Net income per share of Common Stock - Diluted	$0.28	$0.20

Cash dividends per share of Common Stock	$0.20	$0.20

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,867,908	1,852,001

Diluted	1,903,853	1,918,207
(1)
Corporate expenses - general and administrative includes $150,329 of stock-based compensation expense pursuant to ASC Topic 718 and $84,349 related to a long-term incentive program for the quarter ended March 31, 2010 and $43,019 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended March 31, 2011.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Other
	Shares	Amount	Comprehensive Income	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2010	1,850,716	$493,638	$(5,150)	$7,433,205	$7,921,693
Common Stock options exercised	4,111	-	-	-	-
Purchase and retirement of Common Stock	(2,500)	(47,500)	-	-	(47,500)
Dividends declared on Common Stock	-	-	-	(370,465)	(370,465)
Stock-based compensation expense	-	124,433	-	-	124,433
Other comprehensive income	-	-	2,497	-	2,497
Net income, three months ended March 31, 2011	-	-	-	386,124	386,124

BALANCES, March 31, 2011	1,852,327	$570,571	$(2,653)	$7,448,864	$8,016,782

STATEMENT OF COMPREHENSIVE INCOME FOR QUARTER ENDED MARCH 31, 2011
(UNAUDITED)

Net income	$386,124
Other comprehensive income	2,497

Comprehensive income	$388,621

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Months Ended
	March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534,356	$386,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636,236	640,064
Stock-based compensation expense	234,678	124,433
Provision for doubtful accounts	151,658	160,799
Provision for deferred income taxes	(1)	-
Discontinued operations costs	-	(20,152)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(582,821)	(273,543)
Prepaid expenses and other assets	(451,812)	(416,276)
Deferred charges and other assets	(50)	-
Accounts payable	307,023	407,385
Accrued expenses	40,745	(382,411)
Accrued payroll and related expenses	798,739	696,713
Income taxes payable	203,113	657,667
Other long-term obligations	(10,224)	46,981
Net cash provided by operating activities	1,861,640	2,027,784

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related parties, net	7,602	4,793
Capital expenditures	(184,117)	(635,073)
Development or acquisition of new dental centers	(441,538)	(84,474)
Net cash used in investing activities	(618,053)	(714,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	5,650,250	4,373,113
Repayments – line of credit	(6,016,375)	(4,520,130)
Repayments – Term Loan	(230,000)	(230,000)
Proceeds from exercise of Common Stock options	9,655	-
Purchase and retirement of Common Stock	(173,715)	(47,500)
Common Stock cash dividends	(316,104)	(370,143)
Net cash used in financing activities	(1,076,289)	(794,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,298	518,370
CASH AND CASH EQUIVALENTS, beginning of period	779,622	406,208
CASH AND CASH EQUIVALENTS, end of period	$946,920	$924,578

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for interest	$65,316	$36,747
Cash paid during the year for income taxes	$200,000	$25,000
Cash received during the year for income taxes	$-	$435,800

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$4,612	$2,497
Stock surrendered in cashless exchange	$105,972	$-

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the dental offices (“Offices”) which are under the control of the Company.  The Offices are organized as professional corporations (“P.C.s”), and the Company provides its business services to the Offices under long-term management agreements ( the “Management Agreements”).  All intercompany accounts and transactions have been eliminated in the consolidation.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying condensed statements of income reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment and support personnel as required to operate the practice.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2011.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended March 31, 2011 and 2010.

The Management Agreements cannot be terminated by the related P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statement of income for the quarters ended March 31, 2011 and 2010 was approximately $124,000 and $235,000, respectively.  For the quarter ended March 31, 2011, the stock-based compensation expense consisted of approximately $43,000 related to ASC Topic 718 expense (stock option expense) and approximately $81,000 related to restricted stock units granted under a long- term incentive program (“LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  For the quarter ended March 31, 2010, the stock-based compensation expense consisted of approximated $150,000 related to ASC Topic 718 expense (stock option expense) and approximately $84,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2011 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended March 31, 2011 for the expected option term.

Index

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance relating to improving disclosures about fair value measurement. The new accounting guidance requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. A reporting entity is required to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. This new accounting guidance was effective on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which was effective on January 1, 2011 and early adoption was permitted. The Company adopted this guidance on January 1, 2010, but it did not have a material impact on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share (“EPS”) in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2010			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$534,356	1,867,908	$0.29	$386,124	1,852,001	$0.21

Effect of Dilutive Stock Options	-	35,945	(0.01)	-	66,206	(0.01)

Diluted EPS	$534,356	1,903,853	$0.28	$386,124	1,918,207	$0.20

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2011 and 2010 relates to the effect of 66,206 and 35,945 shares, respectively, of dilutive shares of the Company’s common stock (“Common Stock”)  from stock options, which are included in total shares for the diluted calculation.  For the quarters ended March 31, 2011 and 2010, options to purchase 136,500 and 309,350 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of March 31, 2011, there were 206,767 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2011, there were 196,690 vested options and 78,665 unvested options under the 2005 Plan.

Index

The Employee Stock Option Plan (the “Employee Plan”) was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of March 31, 2011, there were 27,000 vested options outstanding and no unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended
	March 31,
Valuation Assumptions	2010	2011 (5)

Expected life (1)	3.4	-
Risk-free interest rate (2)	1.62%	-
Expected volatility (3)	59%	-
Expected dividend yield	4.50%	-
Expected Forteiture (4)	8.49%	-
_____________________________
(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter ended March 31, 2011.

A summary of option activity as of March 31, 2011, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853
Exercised	11,083	$12.34	$10.20 - $17.61

Outstanding at March 31, 2011	302,355	$17.12	$9.66 - $21.85	3.4	$938

Exercisable at March 31, 2011	223,690	$18.08	$9.66 - $21.85	3.0	$508

The weighted average grant date fair values of options granted was $5.16 per option during the quarter ended March 31, 2010.  No stock options were granted during the quarter ended March 31, 2011.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2011 and 2010 were $0 and $9,655, respectively. There was no associated income tax effect from stock options exercised during the quarters ended March 31, 2011 and 2010.  As of the date of exercise, the total intrinsic values of options exercised during the quarters ended March 31, 2011 and 2010 were $80,915 and $388,120, respectively. As of March 31, 2011, there was $228,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

Index

(5)	LONG-TERM INCENTIVE PROGRAM

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

For the quarter ended March 31, 2011, the Company accrued approximately $75,249 related to the cash portion and recorded approximately $81,414 of stock-based compensation for the equity portion, respectively, of the LTIP.

(6)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010, January 14, 2011	0.20
April 8, 2011	0.20

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

On May 31, 2010, the Company amended its Second Amended and Restated Credit Agreement (the “Credit Facility”).  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin of .25%.  The amendment reduced the Base Rate margin from 2.5% to .25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  Additionally, the amendment eliminated the LIBOR “floor” of 1.5%.  As of March 31, 2011, the Company’s LIBOR borrowing rate was 2.76% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2011, the Company had approximately $3.6 million outstanding and $3.4 mmm  illion available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.6 million outstanding under the LIBOR rate option and $0 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios.  At March 31, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

Index

(8)	TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (the “Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of March 31, 2011, the floating rate was 1.81%.  The principal amount borrowed is payable quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of March 31, 2011, $230,000 was outstanding at the fixed rate of 7.05% and $230,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios.  At March 31, 2011, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In March 2011, the Company recognized, on its condensed consolidated balance sheet, approximately $2,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

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

The following is a summary of the costs from discontinued operations for the quarters ended March 31, 2011 and 2010:

	Quarters Ended
	March 31,
	2010	2011

Results of operations	(164,707)	$-
Income tax benefit	70,824	-

Loss from discontinued operations	$(93,883)	$-

(10)	OTHER

The Company’s retained earnings as of March 31, 2011 were approximately $7.4 million, and the Company had a working capital deficit on that date of approximately $2.3 million. During the quarter ended March 31, 2011, the Company had capital expenditures of approximately $720,000, paid dividends of approximately $370,000 and repurchased outstanding Common Stock for approximately $48,000, while decreasing total bank debt by approximately $377,000.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2010 and 2011. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 64 Offices in Colorado, New Mexico and Arizona staffed by 76 general dentists and 41 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no changes to these policies since the filing of that report.

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

Index

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

Index

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

Results of Operations

For the quarter ended March 31, 2011, revenue increased $628,000 or 3.8%, to $17.1 million compared to $16.4 million for the quarter ended March 31, 2010.  This increase is primarily attributable to revenue from two de novo Offices that were opened during 2010.  These two new Offices accounted for an additional $393,000 in revenue during the quarter ended March 31, 2011.  For the quarter ended March 31, 2011, same store revenue (based on 62 Offices open during each full quarter) increased $236,000, or 1.4%.

For the quarter ended March 31, 2011, net income decreased 27.7% to $386,000, or $.20 per share, compared to $534,000, or $.28 per share, for the quarter ended March 31, 2010.  Net income for the quarter ended March 31, 2010 includes an operating loss on discontinued operations of approximately $94,000, net of income tax benefit.

During the quarter ended March 31, 2011, the Company generated $2.0 million of cash from operations.  During this period, the Company repurchased outstanding Common Stock for approximately $48,000, invested $720,000 in capital expenditures, paid $370,000 in dividends and repaid $230,000 of the Term Loan while decreasing borrowings under its Credit Facility by $147,000.

Index

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $557,000, or 28.2%, to $1.4 million for the quarter ended March 31, 2011 compared to $2.0 million for the quarter ended March 31, 2010. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters
	Ended March 31,
	2010	2011
RECONCILIATION OF EBITDA:
Net income	$534,356	$386,124
Add back:
Discontinued operations (before income tax expense)	164,707	-
Depreciation and amortization - Offices	565,265	618,194
Depreciation and amortization - Corporate	21,624	19,583
Stock-based compensation expense	234,678	124,433
Interest expense, net	52,836	24,705
Income tax expense	403,111	246,867

Adjusted EBITDA	$1,976,577	$1,419,906

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2010		2011

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	57.3%		56.9%
Dental supplies	3.5%		4.7%
Laboratory fees	4.4%		4.2%
Occupancy	7.9%		7.9%
Advertising and marketing	1.2%		3.4%
Depreciation and amortization	3.4%		3.6%
General and administrative	8.0%		9.4%
	85.6%		90.1%

Contribution from dental offices	14.4%		9.9%

Corporate Expenses:
General and administrative	7.2	%(1)	6.0	%(1)
Depreciation and amortization	0.1%		0.1%

Operating income	7.0%		3.9%

Interest expense	0.3%		0.1%

Income from continuing operations before income taxes	6.7%		3.7%
Income tax expense	2.9%		1.4%

Income from continuing operations	3.8%		2.3%

Loss attributable to discontinued operations, net of income taxes	(0.6)%		-

Net income	3.2%		2.3%

(1)
Corporate expenses - general and administrative includes $150,329 of stock-based compensation expense pursuant to ASC Topic 718 and $84,349 related to a long-term incentive program for the quarter ended March 31, 2010 and $43,019 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended March 31, 2011.

Index

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010:

Revenue

For the quarter ended March 31, 2011, revenue increased $628,000, or 3.8%, to $17.1 million compared to $16.4 million for the quarter ended March 31, 2010.  This increase is primarily attributable to revenue from two de novo Offices that were opened during 2010.  These two new Offices accounted for an additional $393,000  in revenue during the quarter ended March 31, 2011.  For the quarter ended March 31, 2011, same store revenue (based on 62 Offices open during each full quarter) increased $236,000, or 1.4%.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2011, clinical salaries and benefits increased $291,000, or 3.1%, to $9.7 million compared to $9.4 million for the quarter ended March 31, 2010. This increase is primarily attributable to the two de novo Offices, which accounted for an additional $391,000 of clinical salaries and benefits during the quarter ended March 31, 2011.  At the remaining 62 Offices, clinical salaries and benefits decreased $101,000.  As a percentage of revenue, clinical salaries and benefits decreased to 56.9% for the quarter ended March 31, 2011 compared to 57.3% for the quarter ended March 31, 2010.

Dental supplies. For the quarter ended March 31, 2011, dental supplies increased to $802,000 compared to $582,000 for the quarter ended March 31, 2010, an increase of $219,000 or 37.6%.  This increase is primarily attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $156,000 in hygiene supplies being purchased at the 62 Offices open during each full quarter.  The remaining increase is due to the two de novo Offices, which accounted for an additional $39,000 of dental supplies during the quarter ended March 31, 2011.  As a percentage of revenue, dental supplies increased to 4.7% for the quarter ended March 31, 2011 compared to 3.5% for the quarter ended March 31, 2010.

Laboratory fees. For the quarter ended March 31, 2011, laboratory fees were $715,000 compared to $717,000 for the quarter ended March 31, 2010.  As a percentage of revenue, laboratory fees decreased to 4.2% for the quarter ended March 31, 2011 compared to 4.4% for the quarter ended March 31, 2010.

Occupancy. For the quarter ended March 31, 2011, occupancy increased to $1.4 million compared to $1.3 million for the quarter ended March 31, 2010, an increase of $53,000 or 4.1%.  This increase is primarily attributable to the two de novo Offices, which accounted for an additional $41,000 of occupancy expense during the quarter ended March 31, 2011.  As a percentage of revenue, occupancy expense remained constant at 7.9% for the quarters ended March 31, 2011 and 2010.

Advertising and marketing. For the quarter ended March 31, 2011, advertising and marketing expense increased to $577,000 compared to $191,000 for the quarter ended March 31, 2010, an increase of $386,000 or 201.6%.  This increase is attributable to $460,000 in additional advertising expense related to the two de novo Offices opened in 2010. At the remaining 62 Offices, advertising expense decreased $74,000.  As a percentage of revenue, advertising and marketing expense increased to 3.4% for the quarter ended March 31, 2011 compared to 1.2% for the quarter ended March 31, 2010.

Depreciation and amortization-Offices. For the quarter ended March 31, 2011, depreciation and amortization expense attributable to the Offices increased to $618,000 compared to $565,000 for the quarter ended March 31, 2010, an increase of $53,000 or 9.4%.  The increase in deprecation and amortization is related to approximately $89,000 of additional depreciation and amortization related to the two de novo Offices, offset by a decrease of $36,000 in depreciation and amortization expense at the remaining 62 Offices due to assets becoming fully depreciated.  As a percentage of revenue, depreciation and amortization expense attributable to the Offices increased to 3.6% for the quarter ended March 31, 2011 compared to 3.4% for the quarter ended March 31, 2010.

General and administrative-Offices:  For the quarter ended March 31, 2011, general and administrative expense attributable to the Offices increased to $1.6 million compared to $1.3 million for the quarter ended March 31, 2010, an increase of $292,000 or 22.3%.  This increase is attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $269,000 in training expenses at the 62 Offices open during each full quarter.  The two de novo Offices accounted for an additional $36,000 of general and administrative expense during the quarter ended March 31, 2011.  As a percentage of revenue, general and administrative expense increased to 9.4% for the quarter ended March 31, 2011 compared to 8.0% for the quarter ended March 31, 2010.

Index

Contribution from dental Offices

As a result of revenue increasing $628,000 and direct expenses increasing $1.3 million, contribution from dental Offices decreased to $1.7 million for the quarter ended March 31, 2011 compared to $2.4 million for the quarter ended March 31, 2010, a decrease of $664,000 or 28.1%.  As a percentage of revenue, contribution from dental Offices decreased to 9.9% for the quarter ended March 31, 2011 compared to 14.4% for the quarter ended March 31, 2010.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2011, corporate expenses – general and administrative decreased to $1.0 million compared to $1.2 million for the quarter ended March 31, 2010, a decrease of $165,000 or 13.9%.  This decrease is primarily related to a decrease in executive bonuses of $130,000, a decrease of $107,000 related to stock-based compensation expense pursuant to ASC Topic 718 and a decrease of $48,000 in legal expenses, offset by an increase of $54,000 in corporate wages, an increase of $25,000 in 401K expense and an increase of $16,000 in occupancy expenses.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.0% for the quarter ended March 31, 2011 compared to 7.2% for the quarter ended March 31, 2010.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2011, corporate expenses - depreciation and amortization decreased to $20,000 compared to $22,000 for the quarter ended March 31, 2010.   As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.1% for the quarters ended March 31, 2011 and 2010.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $497,000, or 43.1% to $658,000 for the quarter ended March 31, 2011 compared to $1.2 million for the quarter ended March 31, 2010.  As a percentage of revenue, operating income decreased to 3.9% for the quarter ended March 31, 2011 compared to 7.0% for the quarter ended March 31, 2010.

Interest expense/(income), net

For the quarter ended March 31, 2011, interest expense decreased to $25,000 compared to $53,000 for the quarter ended March 31, 2010, a decrease of $28,000 or 53.2%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and a decrease in the Term Loan balance. As a percentage of revenue, interest expense decreased to 0.1% for the quarter ended March 31, 2011 compared to 0.3% for the quarter ended March 31, 2010.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in losses from discontinued operations of $0 and $94,000 for the quarters ended March 31, 2011 and 2010, respectively.  For the quarter ended March 31, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $165,000 partially offset by an income tax benefit of $71,000.

Net income

As a result of the above, the Company’s net income was $386,000 for the quarter ended March 31, 2011 compared to net income of $534,000 for the quarter ended March 31, 2010, a decrease of $148,000 or 27.7%. Net income for the quarter ended March 31, 2011 was net of income tax expense of $247,000, while net income for the quarter ended March 31, 2010 was net of income tax expense of $403,000. The effective tax rate was 39.0% for the quarter ended March 31, 2011 compared to 43.0% for the quarter ended March 31, 2010.  As a percentage of revenue, net income decreased to 2.3% for the quarter ended March 31, 2011 compared to 3.2% for the quarter ended March 31, 2010.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and its Credit Facility.  As of March 31, 2011, the Company had a working capital deficit of approximately $2.3 million, retained earnings of $7.4 million and a cash balance of $925,000.

Index

Net cash provided by operating activities was approximately $2.0 million and $1.9 million for the quarters ended March 31, 2011 and 2010, respectively. During the 2011 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $722,000 an increase in income taxes payable of approximately $658,000, and an increase in other long-term obligations of approximately $47,000 offset by an increase in prepaid expenses and other assets of approximately $416,000 and an increase in accounts receivable of approximately $274,000.  During the 2010 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.1 million and an increase in income taxes payable of approximately $203,000 offset by an increase in accounts receivable of approximately $583,000 and an increase in prepaid expenses and other assets of approximately $452,000.

Net cash used in investing activities was approximately $715,000 and $618,000 for the quarters ended March 31, 2011 and 2010, respectively. For the quarter ended March 31, 2011, the Company invested $635,000 in the purchase of additional equipment and $84,000 in the development of new dental centers. For the quarter ended March 31, 2010, the Company invested $442,000 in the development of new dental centers and $184,000 in the purchase of additional equipment.

Net cash used in financing activities was approximately $795,000 for the quarter ended March 31, 2011 and $1.1 million for the quarter ended March 31, 2010. During the quarter ended March 31, 2011, net cash used in financing activities was comprised of approximately $370,000 for the payment of dividends, approximately $230,000 for the repayment of the Term Loan, approximately $147,000 used to pay down the Credit Facility and approximately $48,000 used in the purchase and retirement of Common Stock.  During the quarter ended March 31, 2010, net cash used in financing activities was comprised of approximately $366,000 used to pay down the Credit Facility, approximately $316,000 for the payment of dividends, approximately $230,000 for the repayment of the Term Loan and approximately $174,000 used in the purchase and retirement of Common Stock.

On May 31, 2010, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2011 to May 31, 2012.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment reduced the Base Rate margin from 2.5% to 0.25%.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.5%, which is a decrease from the previous 3.875% margin.  The amendment eliminated the LIBOR “floor” of 1.5%.  As of March 31, 2011, the Company’s LIBOR borrowing rate was 2.76% and the Base Rate borrowing rate was 3.5%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed and decreased from 0.40% to 0.25% as of June 1, 2010 as a result of the amendment.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2011, the Company had $3.6 million outstanding and $3.4 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.6 million outstanding under the LIBOR rate option and $0 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At March 31, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is payable quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of March 31, 2011, $230,000 was outstanding at the fixed rate of 7.05% and $230,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At March 31, 2011, the Company was in full compliance with all of its covenants under the Term Loan.

Index

As of March 31, 2011, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$4,060,000	$460,000	$3,600,000	$-	$-
Operating lease obligations	12,018,241	3,434,062	5,505,575	2,792,583	286,021
Total	$16,078,241	$3,894,062	$9,105,575	$2,792,583	$286,021

During the quarter ended March 31, 2011, the Company purchased 2,500 shares of its Common Stock for total consideration of approximately $47,500 at a price of $19.00 per share.  As of March 31, 2011, there was approximately $1.1 million remaining available for the purchase of the Company’s Common Stock under this program.  There is no expiration date for this program.  Such purchases may be made from time to time as the Company’s management deems appropriate.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock repurchases by the Company during the period January 1, 2011 through March 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 through January 31, 2011	-		-	-	$1,129,814
February 1, 2011 through February 28, 2011	-		-	-	$1,129,814
March 1, 2011 through March 31, 2011	2,500	(2)	$19.00	-	$1,129,814
Total	2,500		$19.00	-

(1)
The stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate. As of March 31, 2011, the approximate dollar value of shares that may be purchased under the plan or program is $1.1 million.

(2)	On March 9, 2011, the Company purchased 2,500 shares of its Common Stock at a price of $19.00 per share.

Index

ITEM 6.   EXHIBITS

Exhibit
Number	Description of Document

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 16, 2011	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)