Form 10-Q
period 2011-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2011-08-15
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _______________________________________to______________________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of August 8, 2011
Common Stock, no par value	1,860,452

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2010	2011
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$406,208	$606,020

Accounts receivable, net of allowance for doubtful accounts of $315,333 and $325,448, respectively	3,429,373	3,314,794
Deferred tax asset	207,530	207,530
Income tax receivable	435,800	-
Prepaid expenses and other assets	598,297	877,945

Total current assets	5,077,208	5,006,289

PROPERTY AND EQUIPMENT, net	5,123,934	5,470,678

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,941,931	11,539,254
Deferred charges and other assets	155,674	141,523
Notes receivable	167,420	160,344

Total assets	$22,466,167	$22,318,088

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,163,082	$2,166,038
Accrued expenses	2,410,689	2,112,238
Accrued payroll and related expenses	1,945,020	2,298,913
Income taxes payable	18,484	437,088
Current maturities of long-term debt	690,000	230,000
Liabilities related to discontinued operations	50,207	9,917

Total current liabilities	7,277,482	7,254,194

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,265,436	1,265,436
Long-term debt, net of current maturities	3,747,017	3,300,000
Other long-term obligations	2,254,539	2,351,713

Total liabilities	14,544,474	14,171,343

SHAREHOLDERS' EQUITY:

Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,850,716 and 1,860,371 shares issued and outstanding, respectively	493,638	742,621
Retained earnings	7,433,205	7,405,076
Accumulated other comprehensive loss	(5,150)	(952)

Total shareholders' equity	7,921,693	8,146,745

Total liabilities and shareholders' equity	$22,466,167	$22,318,088

** Derived from the Company’s audited consolidated balance sheet at December 31, 2010.

The accompanying notes are an intergral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2010		2011		2010		2011

REVENUE:	$15,746,655		$16,416,545		$32,193,537		$33,491,748

DIRECT EXPENSES:
Clinical salaries and benefits	9,054,028		9,237,249		18,475,360		18,949,321
Dental supplies	662,489		697,738		1,244,855		1,499,282
Laboratory fees	699,383		793,852		1,415,933		1,509,330
Occupancy	1,289,934		1,328,738		2,587,601		2,679,129
Advertising and marketing	289,932		607,916		481,339		1,185,260
Depreciation and amortization	592,864		609,586		1,158,130		1,227,779
General and administrative	1,286,005		1,430,725		2,597,500		3,034,563
	13,874,635		14,705,804		27,960,718		30,084,664

Contribution from dental offices	1,872,020		1,710,741		4,232,819		3,407,084

CORPORATE EXPENSES:
General and administrative	1,071,158	(1)	1,058,674	(1)	2,255,326	(2)	2,077,735	(2)
Depreciation and amortization	22,323		31,420		43,947		51,003

OPERATING INCOME	778,539		620,647		1,933,546		1,278,346
Interest expense, net	44,183		21,589		97,019		46,295

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	734,356		599,058		1,836,527		1,232,051
Income tax expense	315,771		233,633		789,707		480,500

INCOME FROM CONTINUING OPERATIONS	418,585		365,425		1,046,820		751,551

DISCONTINUED OPERATIONS (Note 9):
Operating (loss) attributable to assets disposed of	(85,418)		-		(250,125)		-
(Loss) recognized on dispositions	(268,598)		-		(268,598)		-
Income tax benefit	152,227		-		223,051		-

LOSS ON DISCONTINUED OPERATIONS	(201,789)		-		(295,672)		-

NET INCOME	$216,796		$365,425		$751,148		$751,551

Net income per share of Common Stock - Basic
Continuing Operations	$0.23		$0.20		$0.56		$0.41
Discontinued Operations	(0.11)		-		(0.16)		-
Net income per share of Common Stock - Basic	$0.12		$0.20		$0.40		$0.41

Net income per share of Common Stock - Diluted
Continuing Operations	$0.22		$0.19		$0.55		$0.39
Discontinued Operations	(0.11)		-		(0.16)		-
Net income per share of Common Stock - Diluted	$0.11		$0.19		$0.39		$0.39

Cash dividends per share of Common Stock	$0.20		$0.22		$0.40		$0.42

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,858,850		1,856,506		1,863,354		1,854,266

Diluted	1,900,272		1,921,563		1,902,241		1,920,081

(1)
Corporate expense - general and administrative includes $151,432 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended June 30, 2010 and $90,636 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended June 30, 2011.

(2)
Corporate expense - general and administrative includes $301,761 of stock-based compensation expense pursuant to ASC Topic 718 and $168,696 related to a long-term incentive program for the six months ended June 30, 2010 and $133,655 of stock-based compensation expense pursuant to ASC Topic 718 and $162,828 related to a long-term incentive program for the six months ended June 30, 2011.

The accompanying notes are an intergral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Other Comprehensive Income	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2010	1,850,716	$493,638	$(5,150)	$7,433,205	$7,921,693
Common Stock options exercised	12,155	-	-	-	-
Purchase and retirement of Common Stock	(2,500)	(47,500)	-	-	(47,500)
Dividends declared on Common Stock	-	-	-	(779,680)	(779,680)
Stock-based compensation expense	-	296,483	-	-	296,483
Other comprehensive income	-	-	4,198	-	4,198
Net income, six months ended June 30, 2011	-	-	-	751,551	751,551
BALANCES, June 30, 2011	1,860,371	$742,621	$(952)	$7,405,076	$8,146,745

STATEMENT OF COMPREHENSIVE INCOME FOR SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

Net income	$751,551
Other comprehensive income	4,198

Comprehensive income	$755,749

The accompanying notes are an intergral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$751,148	$751,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202,076	1,281,069
Stock-based compensation expense	470,457	296,483
Provision for doubtful accounts	118,502	306,175
Provision for deferred income taxes	(20,632)	-
Discontinued operations costs	376,903	(40,290)

Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(466,484)	(191,596)
Prepaid expenses and other assets	(328,870)	(279,648)
Deferred charges and other assets	(50)	14,151
Accounts payable	428,496	2,956
Accrued expenses	35,993	(333,323)
Accrued payroll and related expenses	461,692	353,893
Income taxes payable	(267,161)	854,404
Other long-term obligations	56,011	97,174
Net cash provided by operating activities	2,818,081	3,112,999

CASH FLOWS USED IN INVESTING ACTIVITIES:
Notes receivable - related parties, net	5,903	7,076
Capital expenditures	(290,771)	(1,144,765)
Development or acquisition of new dental centers	(1,294,932)	(80,372)
Net cash used in investing activities	(1,579,800)	(1,218,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	12,462,774	7,188,033
Repayments – line of credit	(11,938,700)	(7,635,050)
Repayments – Term Loan	(460,000)	(460,000)
Proceeds from exercise of Common Stock options	19,310	-
Purchase and retirement of Common Stock	(488,126)	(47,500)
Common Stock cash dividends	(689,450)	(740,609)
Net cash used in financing activities	(1,094,192)	(1,695,126)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	144,089	199,812
CASH AND CASH EQUIVALENTS, beginning of period	779,622	406,208
CASH AND CASH EQUIVALENTS, end of period	$923,711	$606,020

The accompanying notes are an intergral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$135,032	$69,912
Cash paid for income taxes	$854,449	$61,896
Cash received for income taxes	$-	$435,800

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$10,034	$4,198

The accompanying notes are an intergral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the dental offices (“Offices”), which are under the control of the Company.  The Offices are organized as professional corporations (“P.C.s”) and the Company provides business services to the Offices under long-term management agreements (the “Management Agreements”).  All intercompany accounts and transactions have been eliminated in the consolidation.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company maintains control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying condensed consolidated statements of income reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment, and support personnel as required to operate the practices.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2011.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended June 30, 2011 and 2010 and approximately $450,000 for the six months ended June 30, 2011 and 2010.

The Management Agreements cannot be terminated by a P.C without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended June 30, 2011 and 2010 was approximately $172,000 and $236,000, respectively.  For the quarter ended June 30, 2011, stock-based compensation expense consisted of approximately $91,000 related to stock option expense and approximately $81,000 related to restricted stock units granted under the Company’s long-term incentive program (the “LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  For the quarter ended June 30, 2010, stock-based compensation expense consisted of approximately $151,000 related to stock option expense and approximately $84,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the six months ended June 30, 2011 and 2010 was approximately $296,000 and $470,000, respectively.  For the six months ended June 30, 2011, stock-based compensation expense consisted of approximately $134,000 related to stock option expense and approximately $163,000 related to restricted stock units granted under the LTIP.  For the six months ended June 30, 2010, stock-based compensation expense consisted of approximately $302,000 related to stock option expense and approximately $169,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2011 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended June 30, 2011 for the expected option term.

Index

 (3)         EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2010			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$216,796	1,858,850	$0.12	$365,425	1,856,506	$0.20

Effect of Dilutive Stock Options	-	41,422	(0.01)	-	65,057	(0.01)

Diluted EPS	$216,796	1,900,272	$0.11	$365,425	1,921,563	$0.19

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2011 and 2010 relates to the effect of 65,057 and 41,422 shares, respectively, of dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted calculation.  For the quarters ended June 30, 2011 and 2010, options to purchase 264,500 and 305,350 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Six Months Ended June 30,
	2010			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$751,148	1,863,354	$0.40	$751,551	1,854,266	$0.41

Effect of Dilutive Stock Options	-	38,887	(0.01)	-	65,815	(0.02)

Diluted EPS	$751,148	1,902,241	$0.39	$751,551	1,920,081	$0.39

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2011 and 2010 relates to the effect of 65,815 and 38,887 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the six months ended June 30, 2011 and 2010, options to purchase 276,500 and 309,350 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)         STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of June 30, 2011, there were 31,368 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2011, there were 186,524 vested options and 219,665 unvested options under the 2005 Plan.

Index

The Employee Stock Option Plan (the “Employee Plan”) was adopted by the Board of Directors in 1995 and was amended in 1997, 2002, and 2004.  The Board of Directors reserved 479,250 shares of Common Stock for issuance under the Employee Plan. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of June 30, 2011, there were 15,000 vested options outstanding and no unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Valuation Assumptions	2010 (5)	2011	2010	2011

Expected life (1)	-	2.97	3.4	2.97
Risk-free interest rate (2)	-	1.25%	1.62%	1.25%
Expected volatility (3)	-	57%	59%	57%
Expected dividend yield	-	4.46%	4.50%	4.46%
Expected Forteiture (4)	-	10.50%	8.49%	10.50%
__________________________________________________________________________________
(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter ended June 30, 2010.

Index

A summary of option activity as of June 30, 2011, and changes during the six months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853
Granted	147,000	$19.72	$19.03 - $19.75
Exercised	33,249	$12.99	$9.66 - $19.40
Forfeited	6,000	$14.60	$11.5 - $15.22

Outstanding at June 30, 2011	421,189	$18.27	$10.20 - $21.85	4.5	$720

Exercisable at June 30, 2011	201,524	$18.61	$10.75 - $21.85	2.8	$338

The weighted average grant date fair values of options granted were $5.98 per option and $5.16 per option during the six months ended June 30, 2011 and 2010, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2011 and 2010 were $0 and $19,310, respectively. There was no associated income tax effect from stock options exercised during the six months ended June 30, 2011 and 2010.  As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2011 and 2010 were $249,533 and $403,335, respectively. As of June 30, 2011, there was approximately $844,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.58 years.

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

For the quarter ended June 30, 2011, the Company accrued approximately $75,000 related to the cash portion and recorded approximately $81,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the six months ended June 30, 2011, the Company accrued approximately $150,000 related to the cash portion and recorded approximately $163,000 of stock-based compensation for the equity portion, respectively, of the LTIP.

Index

(6)         DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010, January 14, 2011, April 8, 2011	0.20
July 8, 2011	0.22

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

(7)         LINE OF CREDIT

On June 3, 2011, the Company amended its Second Amended and Restated Credit Agreement (the “Credit Facility”).  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of June 30, 2011, the Company’s LIBOR borrowing rate was 2.19% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2011, the Company had approximately $3.3 million outstanding and $3.7 million available for borrowing under the Credit Facility.  All of the outstanding amounts were under the LIBOR rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios.  At June 30, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)         TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (the “Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of June 30, 2011, the floating rate was 1.81%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2011, $115,000 was outstanding at the fixed rate of 7.05% and $115,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2011, the Company was in full compliance with all of its covenants under the Term Loan.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In the quarter ended June 30, 2011, the Company recognized, on its condensed consolidated balance sheet, approximately $2,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

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

The following is a summary of the costs from discontinued operations for the quarters and six months ended June 30, 2011 and 2010:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Results of operations	$(85,418)	$-	$(250,125)	$-
Future lease obligations, fair value	(144,978)	-	(144,978)	-
Asset impairment charge	(123,620)	-	(123,620)	-
Income tax benefit	152,227	-	223,051	-

Loss from discontinued operations	$(201,789)	$-	$(295,672)	$-

(10)       OTHER

The Company’s retained earnings as of June 30, 2011 were approximately $7.4 million, and the Company had a working capital deficit on that date of approximately $2.2 million. During the six months ended June 30, 2011, the Company had capital expenditures of approximately $1.2 million, paid dividends of approximately $741,000 and repurchased outstanding Common Stock for approximately $48,000 pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $907,000.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2011 and 2010. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 64 Offices in Colorado, New Mexico and Arizona staffed by 72 general dentists and 39 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended June 30, 2011, revenue increased $670,000, or 4.3%, to $16.4 million compared to $15.7 million for the quarter ended June 30, 2010.  For the quarter ended June 30, 2011, net income increased 68.6% to $365,000, or $0.19 per share, compared to $217,000, or $0.11 per share, for the quarter ended June 30, 2010.  Net income for the quarter ended June 30, 2010 included a loss on discontinued operations of $202,000, net of income tax benefit.

For the six months ended June 30, 2011, revenue increased $1.3 million, or 4.0%, to $33.5 million compared to $32.2 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, net income increased 0.1% to $752,000, or $0.39 per share, compared to $751,000, or $0.39 per share, for the six months ended June 30, 2010.  Net income for the six months ended June 30, 2010 included a loss on discontinued operations of $296,000, net of income tax benefit.

During the first six months of 2011, the Company generated $3.1 million of cash from operations.  During this period, the Company had capital expenditures of approximately $1.2 million, paid dividends of approximately $741,000 and repurchased outstanding Common Stock for $48,000 pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $907,000.

Index

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $752,000, or 20.9%, to $2.9 million for the six months ended June 30, 2011 compared to $3.6 million for the six months ended June 30, 2010. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2010	2011	2010	2011
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$216,796	$365,425	$751,148	$751,551
Add back:

Discontinued operations (before income tax expense)	354,016	-	518,723	-
Depreciation and amortization - Offices	592,864	609,586	1,158,130	1,227,779
Depreciation and amortization - Corporate	22,323	31,420	43,947	51,003
Stock-based compensation expense	235,780	172,050	470,457	296,483
Interest expense, net	44,183	21,589	97,019	46,295
Income tax expense	163,544	233,633	566,656	480,500

Adjusted EBITDA	$1,629,506	$1,433,703	$3,606,080	$2,853,611

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2010		2011		2010		2011

Revenue	100.0%		100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	57.5%		56.3%		57.4%		56.6%
Dental supplies	4.2%		4.3%		3.9%		4.5%
Laboratory fees	4.4%		4.8%		4.4%		4.5%
Occupancy	8.2%		8.1%		8.0%		8.0%
Advertising and marketing	1.8%		3.7%		1.5%		3.5%
Depreciation and amortization	3.8%		3.7%		3.6%		3.7%
General and administrative	8.2%		8.7%		8.1%		9.1%
	88.1%		89.6%		86.9%		89.8%

Contribution from dental offices	11.9%		10.4%		13.1%		10.2%

Corporate Expenses:
General and administrative	6.8%	(1)	6.4%	(1)	7.0%	(2)	6.2	%(2)
Depreciation and amortization	0.1%		0.2%		0.1%		0.2%

Operating income	4.9%		3.8%		6.0%		3.8%

Interest expense	0.3%		0.1%		0.3%		0.1%

Income from continuing operations before income taxes	4.7%		3.6%		5.7%		3.7%
Income tax expense	2.0%		1.4%		2.5%		1.4%

Income from continuing operations	2.7%		2.2%		3.3%		2.2%

Loss attributable to discontinued operations, net of income taxes	(1.3)%		0.0%		(0.9)%		0.0%

Net income	1.4%		2.2%		2.3%		2.2%

(1)
Corporate expense - general and administrative includes $151,432 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended June 30, 2010 and $90,636 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended June 30, 2011.

(2)
Corporate expense - general and administrative includes $301,761 of stock-based compensation expense pursuant to ASC Topic 718 and $168,696 related to a long-term incentive program for the six months ended June 30, 2010 and $133,655 of stock-based compensation expense pursuant to ASC Topic 718 and $162,828 related to a long-term incentive program for the six months ended June 30, 2011.

Index

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010:

Revenue

For the quarter ended June 30, 2011, revenue increased $670,000, or 4.3%, to $16.4 million compared to $15.7 million for the quarter ended June 30, 2010.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2011, clinical salaries and benefits increased $183,000 or 2.0%, to $9.2 million compared to $9.1 million for the quarter ended June 30, 2010. As a percentage of revenue, clinical salaries and benefits decreased to 56.3% for the quarter ended June 30, 2011 compared to 57.5% for the quarter ended June 30, 2010.

Dental supplies. For the quarter ended June 30, 2011, dental supplies increased to $698,000 compared to $662,000 for the quarter ended June 30, 2010, an increase of $35,000 or 5.3%. As a percentage of revenue, dental supplies increased to 4.3% for the quarter ended June 30, 2011 compared to 4.2% for the quarter ended June 30, 2010.

Laboratory fees. For the quarter ended June 30, 2011, laboratory fees increased to $794,000 compared to $699,000 for the quarter ended June 30, 2010, an increase of $94,000 or 13.5%. As a percentage of revenue, laboratory fees increased to 4.8% for the quarter ended June 30, 2011 compared to 4.4% for the quarter ended June 30, 2010.

Occupancy. Occupancy expense increased $39,000 or 3.0% to $1.3 million for the quarter ended June 30, 2011 compared to June 30, 2010.  As a percentage of revenue, occupancy expense decreased to 8.1% for the quarter ended June 30, 2011 compared to 8.2% for the quarter ended June 30, 2010.

Advertising and marketing. For the quarter ended June 30, 2011, advertising and marketing expense increased to $608,000 compared to $290,000 for the quarter ended June 30, 2010, an increase of $318,000 or 109.7%. As a percentage of revenue, advertising and marketing expense increased to 3.7% for the quarter ended June 30, 2011 compared to 1.8% for the quarter ended June 30, 2010.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. For the quarter ended June 30, 2011, depreciation and amortization expenses attributable to the Offices increased to $610,000 compared to $593,000 for the quarter ended June 30, 2010, an increase of $17,000 or 2.8%. As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 3.7% for the quarter ended June 30, 2011 compared to 3.8% for the quarter ended June 30, 2010.

General and administrative-Offices:  For the quarter ended June 30, 2011, general and administrative expenses attributable to the Offices increased to $1.4 million compared to $1.3 million for the quarter ended June 30, 2010, an increase of $145,000 or 11.3%.  This increase is attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $174,000 in training expenses. As a percentage of revenue, general and administrative expenses increased to 8.7% for the quarter ended June 30, 2011 compared to 8.2% for the quarter ended June 30, 2010.

Index

Contribution from dental Offices

As a result of revenue increasing $670,000 and direct expenses increasing $831,000 during the quarter ended June 30, 2011, contribution from dental Offices decreased to $1.7 million for the quarter ended June 30, 2011 compared to $1.9 million for the quarter ended June 30, 2010, a decrease of $161,000 or 8.6%. As a percentage of revenue, contribution from dental Offices decreased to 10.4% for the quarter ended June 30, 2011 compared to 11.9% for the quarter ended June 30, 2010.

Corporate expenses

Corporate expenses - general and administrative. For the quarters ended June 30, 2011 and 2010, corporate expenses – general and administrative remained constant at $1.1 million.  There was a decrease of $64,000 related to stock-based compensation expense, offset by increases of $29,000 in rent expense and $28,000 in corporate wages,   As a percentage of revenue, corporate expenses - general and administrative decreased to 6.4% for the quarter ended June 30, 2011 compared to 6.8% for the quarter ended June 30, 2010.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2011, corporate expenses - depreciation and amortization increased to $31,000 compared to $22,000 for the quarter ended June 30, 2010, an increase of $9,000 or 40.8%.  This increase is attributable to assets added related to the corporate office move.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.2% for the quarter ended June 30, 2011 compared to 0.1% for the quarter ended June 30, 2010.

Operating income

Primarily as a result of the decrease in contribution from dental Offices discussed above, the Company’s operating income decreased by $158,000, or 20.3%, to $621,000 for the quarter ended June 30, 2011 compared to $779,000 for the quarter ended June 30, 2010.  As a percentage of revenue, operating income decreased to 3.8% for the quarter ended June 30, 2011 compared to 4.9% for the quarter ended June 30, 2010.

Interest expense/(income), net

For the quarter ended June 30, 2011, interest expense decreased to $22,000 compared to $44,000 for the quarter ended June 30, 2010, a decrease of $23,000 or 51.1%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and decreases in the Term Loan and Credit Facility balances. As a percentage of revenue, interest expense decreased to 0.1% for the quarter ended June 30, 2011 compared to 0.3% for the quarter ended June 30, 2010.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in losses from discontinued operations of $0 and $202,000 for the quarters ended June 30, 2011 and 2010, respectively.  For the quarter ended June 30, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $85,000 and a loss on disposition of a dental Office of $269,000 partially offset by an income tax benefit of $152,000.

Net income

As a result of the above, the Company’s net income was $365,000 for the quarter ended June 30, 2011 compared to net income of $217,000 for the quarter ended June 30, 2010, an increase of $148,000 or 68.6%.  The quarter ended June 30, 2010 was impacted by the loss from discontinued operations of $202,000, net of tax benefit.  Net income for the quarter ended June 30, 2011 was net of income tax expense of $234,000, while net income for the quarter ended June 30, 2010 was net of income tax expense of $164,000. The effective tax rate was 39.0% for the quarter ended June 30, 2011 compared to 43.0% for the quarter ended June 30, 2010.  As a percentage of revenue, net income increased to 2.2% for the quarter ended June 30, 2011 compared to 1.4% for the quarter ended June 30, 2010.

Index

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010:

Revenue

For the six months ended June 30, 2011, revenue increased $1.3 million, or 4.0%, to $33.5 million compared to $32.2 million for the six months ended June 30, 2010.

Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2011, clinical salaries and benefits increased $474,000, or 2.6%, to $18.9 million compared to $18.5 million for the six months ended June 30, 2010. As a percentage of revenue, clinical salaries and benefits decreased to 56.6% for the six months ended June 30, 2011 compared to 57.4% for the six months ended June 30, 2010.

Dental supplies. For the six months ended June 30, 2011, dental supplies increased to $1.5 million compared to $1.2 million for the six months ended June 30, 2010, an increase of $254,000 or 20.4%.  This increase is primarily attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $209,000 in hygiene supplies being purchased. As a percentage of revenue, dental supplies increased to 4.5% for the six months ended June 30, 2011 compared to 3.9% for the six months ended June 30, 2010.

Laboratory fees. For the six months ended June 30, 2011, laboratory fees increased to $1.5 million compared to $1.4 million for the six months ended June 30, 2010, an increase of $93,000 or 6.6%. As a percentage of revenue, laboratory fees increased to 4.5% for the six months ended June 30, 2011 compared to 4.4% for the six months ended June 30, 2010.

Occupancy. For the six months ended June 30, 2011, occupancy expense increased to $2.7 million compared to $2.6 million for the six months ended June 30, 2010, an increase of $92,000 or 3.5%. As a percentage of revenue, occupancy expense remained constant at 8.0% for the six months ended June 30, 2011 and 2010.

Advertising and marketing. For the six months ended June 30, 2011, advertising and marketing expense increased to $1.2 million compared to $481,000 for the six months ended June 30, 2010, an increase of $704,000 or 146.2%. As a percentage of revenue, advertising and marketing expense increased to 3.5% for the six months ended June 30, 2011 compared to 1.5% for the six months ended June 30, 2010.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. Depreciation and amortization expenses attributable to the Offices increased $70,000 or 6.0% to $1.2 million for the six months ended June 30, 2011 compared to the six months ended June 30,  2010. As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 3.7% compared to 3.6% for the six months ended June 30, 2010.

General and administrative-Offices:  For the six months ended June 30, 2011, general and administrative expenses attributable to the Offices increased to $3.0 million compared to $2.6 million for the six months ended June 30, 2010, an increase of $437,000 or 16.8%.  This increase is attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $445,000 of general and administrative expense during the six months ended June 30, 2011.  As a percentage of revenue, general and administrative expenses increased to 9.1% for the six months ended June 30, 2011 compared to 8.1% for the six months ended June 30, 2010.

Index

Contribution from dental Offices

As a result of revenue increasing $1.3 million and direct expenses increasing $2.1 million during the six months ended June 30, 2011, contribution from dental Offices decreased to $3.4 million for the six months ended June 30, 2011 compared to $4.2 million for the six months ended June 30, 2010, a decrease of $826,000 or 19.5%. As a percentage of revenue, contribution from dental Offices decreased to 10.2% for the six months ended June 30, 2011 compared to 13.1% for the six months ended June 30, 2010.

Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2011, corporate expenses – general and administrative decreased to $2.1 million compared to $2.3 million for the six months ended June 30, 2010, a decrease of $174,000 or 7.9%.  This decrease is attributable to a decrease of $174,000 related to stock-based compensation expense, a decrease of $130,000 in executive bonuses, and a decrease of $53,000 in professional fees, offset by an increase of $83,000 in corporate wages, an increase of $43,000 in rent expense, an increase of $33,000 in 401(k) expense, and an increase of $11,000 in recruiting expense.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.2% for the six months ended June 30, 2011 compared to 7.0% for the six months ended June 30, 2010.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2011, corporate expenses - depreciation and amortization increased to $51,000 compared to $44,000 for the six months ended June 30, 2010, an increase of $7,000 or 16.1%.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.2% for the six months ended June 30, 2011 compared to 0.1% for the six months ended June 30, 2010.

Operating income

Primarily as a result of the decrease in contribution from dental Offices discussed above, the Company’s operating income decreased by $655,000, or 33.9% to $1.3 million for the six months ended June 30, 2011 compared to $1.9 million for the six months ended June 30, 2010.  As a percentage of revenue, operating income decreased to 3.8% for the six months ended June 30, 2011 compared to 6.0% for the six months ended June 30, 2010.

Interest expense/(income), net

For the six months ended June 30, 2011, interest expense decreased to $46,000 compared to $97,000 for the six months ended June 30, 2010, a decrease of $51,000 or 52.3%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and decreases in the Term Loan and Credit Facility balances.  As a percentage of revenue, interest expense decreased to 0.1% for the six months ended June 30, 2011 compared to 0.3% for the six months ended June 30, 2010.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss from discontinued operations of $0 and $296,000 for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $250,000 and a loss on disposition of dental Offices of $269,000, partially offset by an income tax benefit of $223,000.

Net income

As a result of the above, the Company’s net income was $752,000 for the six months ended June 30, 2011 compared to net income of $751,000 for the six months ended June 30, 2010, an increase of $1,000 or 0.1%.  The six months ended June 30, 2010 was impacted by the loss from discontinued operations of $296,000, net of tax benefit.  Net income for the six months ended June 30, 2011 was net of income tax expense of $481,000, while net income for the six months ended June 30, 2010 was net of income tax expense of $567,000. The effective tax rate was 39% for the six months ended June 30, 2011 compared to 43% for the six months ended June 30, 2010.  As a percentage of revenue, net income decreased to 2.2% for the six months ended June 30, 2011 compared to 2.3% for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the revolving Credit Facility.  As of June 30, 2011, the Company had a working capital deficit of approximately $2.2 million, retained earnings of $7.4 million and a cash balance of $606,000.

Net cash provided by operating activities was approximately $3.1 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $854,000, an increase in other long-term obligations of approximately $97,000, an increase in accounts payable and accrued expenses of approximately $24,000, and an increase in deferred charges and other assets of $14,000, offset by an increase in prepaid expenses and other assets of approximately $280,000 and an increase in accounts receivable of approximately $192,000.  During the six months ended June 30, 2010, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $926,000 and an increase in other long-term obligations of approximately $56,000, offset by an increase in accounts receivable of  approximately $466,000, an increase in prepaid expenses and other assets of approximately $329,000 and a decrease in income taxes payable of approximately $267,000.

Net cash used in investing activities was approximately $1.2 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, the Company invested approximately $1.1 million in the purchase of additional equipment and approximately $80,000 in the development of new dental centers, offset by an increase in notes receivable of $7,000. For the six months ended June 30, 2010, the Company invested $1.3 million in the development of new dental centers and $291,000 in the purchase of additional equipment, offset by an increase in notes receivable of $6,000.

Net cash used in financing activities was approximately $1.7 million for the six months ended June 30, 2011 and $1.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, net cash used in financing activities was comprised of approximately $741,000 for the payment of dividends, $460,000 for the repayment of the Term Loan, $447,000 used to pay down the Credit Facility, and $48,000 for the purchase and retirement of Common Stock. During the six months ended June 30, 2010, net cash used in financing activities was comprised of approximately $488,000 used for the purchase and retirement of Common Stock, approximately $689,000 for the payment of dividends and $460,000 for the repayment of the Term Loan, partially offset by net advances on the Credit Facility of $524,000 and approximately $19,000 in proceeds from the exercise of stock options.

Index

On June 3, 2011, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of June 30, 2011, the Company’s LIBOR borrowing rate was 2.19% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2011, the Company had $3.3 million outstanding and $3.7 million available for borrowing under the Credit Facility.  All of the outstanding amounts were under the LIBOR rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At June 30, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006. The Term Loan matures on September 30, 2011.  As of June 30, 2011, $115,000 was outstanding at the fixed rate of 7.05% and $115,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At June 30, 2011, the Company was in full compliance with all of its covenants under the Term Loan.

As of June 30, 2011, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$3,530,000	$230,000	$3,300,000	$-	$-
Operating lease obligations	11,770,432	3,455,483	5,451,209	2,682,164	181,576
Total	$15,300,432	$3,685,483	$8,751,209	$2,682,164	$181,576

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity or capital needs, the Company may issue additional equity or debt securities, subject to market and other conditions or enter into additional term loans or revolving credit facilities.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2011.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period April 1, 2011 through June 30, 2011.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of June 30, 2011, the dollar value of shares that may be purchased under the stock repurchase program is approximately $1.1 million.

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

10.1	Tenth Amendment to the Second Amended and Restated Credit Agreement dated June 3, 2011 between the Company and Key Bank National Association.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 15, 2011	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)