Form 10-Q
period 2011-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2011-11-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            _______________________________________to__________________________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 9, 2011
Common Stock, no par value	1,839,119

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2010	2011
	**	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$406,208	$565,026
Accounts receivable, net of allowance for doubtful accounts of $315,333 and $320,964, respectively	3,429,373	3,238,318
Deferred tax asset	207,530	207,530
Income tax receivable	435,800	-
Prepaid expenses and other assets	598,297	673,382

Total current assets	5,077,208	4,684,256

PROPERTY AND EQUIPMENT, net	5,123,934	6,099,171

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,941,931	11,314,166
Deferred charges and other assets	155,674	141,523
Notes receivable	167,420	155,406

Total assets	$22,466,167	$22,394,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,163,082	$2,163,348
Accrued expenses	2,410,689	1,981,921
Accrued payroll and related expenses	1,945,020	2,150,057
Income taxes payable	18,484	872,069
Current maturities of long-term debt	690,000	230,000
Liabilities related to discontinued operations	50,207	-

Total current liabilities	7,277,482	7,397,395

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,265,436	1,265,436
Long-term debt, net of current maturities	3,747,017	3,578,040
Other long-term obligations	2,254,539	2,344,526

Total liabilities	14,544,474	14,585,397

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,850,716 and 1,847,405 shares issued and outstanding, respectively	493,638	436,435
Retained earnings	7,433,205	7,372,690
Accumulated other comprehensive loss	(5,150)	-

Total shareholders' equity	7,921,693	7,809,125

Total liabilities and shareholders' equity	$22,466,167	$22,394,522

**  Derived from the Company’s audited consolidated balance sheet at December 31, 2010.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2010		2011		2010	2011

REVENUE:	$16,049,646		$15,492,724		$48,243,182	$48,984,473

DIRECT EXPENSES:
Clinical salaries and benefits	8,970,172		8,767,612		27,445,532	27,716,934
Dental supplies	730,339		658,705		1,975,194	2,157,987
Laboratory fees	660,160		679,304		2,076,093	2,188,635
Occupancy	1,320,627		1,381,849		3,908,228	4,060,977
Advertising and marketing	226,083		758,776		707,422	1,944,036
Depreciation and amortization	630,139		633,200		1,788,269	1,860,980
General and administrative	1,422,274		1,364,070		4,019,773	4,398,635
	13,959,794		14,243,516		41,920,511	44,328,184

Contribution from dental offices	2,089,852		1,249,208		6,322,671	4,656,289

CORPORATE EXPENSES:
General and administrative	1,186,046	(1)	580,564	(1)	3,441,372 (2)	2,658,299	(2)
Depreciation and amortization	19,542		35,575		63,489	86,578

OPERATING INCOME	884,264		633,069		2,817,810	1,911,412
Interest expense, net	32,524		19,883		129,543	66,178

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	851,740		613,186		2,688,267	1,845,234
Income tax expense	366,217		239,141		1,155,924	719,641

INCOME FROM CONTINUING OPERATIONS	485,523		374,045		1,532,343	1,125,593

DISCONTINUED OPERATIONS (Note 9):
Operating (loss) attributable to assets disposed of	-		-		(250,125)	-
(Loss) recognized on dispositions	-		-		(268,598)	-
Income tax benefit	-		-		223,051	-

LOSS ON DISCONTINUED OPERATIONS	-		-		(295,672)	-

NET INCOME	$485,523		$374,045		$1,236,671	$1,125,593

Net income per share of Common Stock - Basic
Continuing Operations	$0.26		$0.20		$0.82	$0.61
Discontinued Operations	-		-		(0.15)	-
Net income per share of Common Stock - Basic	$0.26		$0.20		$0.67	$0.61

Net income per share of Common Stock - Diluted
Continuing Operations	$0.26		$0.20		$0.81	$0.59
Discontinued Operations	-		-		(0.16)	-
Net income per share of Common Stock - Diluted	$0.26		$0.20		$0.65	$0.59

Cash dividends per share of Common Stock	$0.20		$0.22		$0.60	$0.64

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,851,828		1,859,362		1,859,470	1,855,984

Diluted	1,893,082		1,914,075		1,899,203	1,917,594

(1)
Corporate expense - general and administrative includes $153,020 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended September 30, 2010 and $104,759 of stock-based compensation expense pursuant to ASC Topic 718 and ($162,828) related to a long-term incentive program for the quarter ended September 30, 2011.

(2)
Corporate expense - general and administrative includes $454,781 of stock-based compensation expense pursuant to ASC Topic 718 and $253,044 related to a long-term incentive program for the nine months ended September 30, 2010 and $238,415 of stock-based compensation expense pursuant to ASC Topic 718 and $0 related to a long-term incentive program for the nine months ended September 30, 2011.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Other
	Shares	Amount	Comprehensive Income	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2010	1,850,716	$493,638	$(5,150)	$7,433,205	$7,921,693
Common Stock options exercised	14,069	-	-	-	-
Purchase and retirement of Common Stock	(17,380)	(295,618)	-	-	(295,618)
Dividends declared on Common Stock	-	-	-	(1,186,108)	(1,186,108)
Stock-based compensation expense	-	238,415	-	-	238,415
Other comprehensive income	-	-	5,150	-	5,150
Net income, nine months ended September 30, 2011	-	-	-	1,125,593	1,125,593

BALANCES, September 30, 2011	1,847,405	$436,435	$-	$7,372,690	$7,809,125

STATEMENT OF COMPREHENSIVE INCOME FOR NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Net income	$1,125,593
Other comprehensive income	5,150

Comprehensive income	$1,130,743

The accompanying notes are an integral part of these financial statements.

Index

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,236,671	$1,125,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,851,758	1,947,558
Stock-based compensation expense	707,825	238,415
Provision for doubtful accounts	443,982	451,739
Provision for deferred income taxes	-	-
Discontinued operations costs	283,421	(50,207)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(616,996)	(260,684)
Prepaid expenses and other assets	(148,911)	(75,085)
Deferred charges and other assets	(1,940)	14,151
Accounts payable	(7,536)	266
Accrued expenses	385,945	(459,904)
Accrued payroll and related expenses	389,339	205,037
Income taxes payable	78,377	1,289,385
Other long-term obligations	76,984	89,987
Net cash provided by operating activities	4,678,919	4,516,251

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,127,237)	(2,295,029)
Notes receivable - related parties, net	19,416	12,014
Net cash used in investing activities	(2,107,821)	(2,283,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances – line of credit	16,996,579	12,045,890
Repayments – line of credit	(17,168,602)	(12,214,867)
Repayments – Term Loan	(690,000)	(460,000)
Proceeds from exercise of Common Stock options	19,310	-
Purchase and retirement of Common Stock	(587,417)	(295,618)
Common Stock cash dividends	(1,061,258)	(1,149,823)
Net cash used in financing activities	(2,491,388)	(2,074,418)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,710	158,818
CASH AND CASH EQUIVALENTS, beginning of period	779,622	406,208
CASH AND CASH EQUIVALENTS, end of period	$859,332	$565,026

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$177,223	$95,529
Cash paid for income taxes	$854,498	$61,896
Cash received for income taxes	$-	$631,640

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$13,532	$5,150
Accrued expense related to de novo office capital expenditures	$594,000	$-
Tax credits on fixed asset purchases	$345,537	$-

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2011.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended September 30, 2011 and 2010 and approximately $675,000 for the nine months ended September 30, 2011 and 2010.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended September 30, 2011 and 2010 was approximately ($58,000) and $237,000, respectively.  For the quarter ended September 30, 2011, stock-based compensation expense consisted of approximately $105,000 related to stock option expense and approximately ($163,000) for reversal of an accrual related to restricted stock units granted under the Company’s long-term incentive program (the “LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  For the quarter ended September 30, 2010, stock-based compensation expense consisted of approximately $153,000 related to stock option expense and approximately $84,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2011 and 2010 was approximately $238,000 and $708,000, respectively.  For the nine months ended September 30, 2011, stock-based compensation expense consisted of approximately $238,000 related to stock option expense.  For the nine months ended September 30, 2010, stock-based compensation expense consisted of approximately $455,000 related to stock option expense and approximately $253,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2011 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended September 30, 2011 for the expected option term.

Index

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  The standard is effective for fiscal years beginning after December 15, 2011.  The Company adopted this accounting standard update in the three months ended March 31, 2010.  This update affects presentation and disclosure and therefore does not affect the Company’s consolidated financial position, result of operations or cash flows.

(3)         EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2010			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$485,523	1,851,828	$0.26	$374,045	1,859,362	$0.20

Effect of Dilutive Stock Options	-	41,254	-	-	54,713	-

Diluted EPS	$485,523	1,893,082	$0.26	$374,045	1,914,075	$0.20

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2011 and 2010 relates to the effect of 54,713 and 41,254 shares, respectively, of dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted calculation.  For the quarters ended September 30, 2011 and 2010, options to purchase 313,500 and 296,350 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2010			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$1,236,671	1,859,470	$0.67	$1,125,593	1,855,984	$0.61

Effect of Dilutive Stock Options	-	39,733	(0.02)	-	61,610	(0.02)

Diluted EPS	$1,236,671	1,899,203	$0.65	$1,125,593	1,917,594	$0.59

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2011 and 2010 relates to the effect of 61,610 and 39,733 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation.  For the nine months ended September 30, 2011 and 2010, options to purchase 279,500 and 296,350 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

Index

(4)         STOCK-BASED COMPENSATION PLANS

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”). An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of September 30, 2011, there were 31,368 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2011, there were 188,024 vested options and 217,665 unvested options under the 2005 Plan.

The Employee Stock Option Plan (the “Employee Plan”) was adopted by the Board of Directors in 1995 and was amended in 1997, 2002, and 2004.  The Board of Directors reserved 479,250 shares of Common Stock for issuance under the Employee Plan. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of September 30, 2011, there were 9,000 vested options outstanding and no unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2010 (5)	2011 (5)	2010	2011

Expected life (1)	-	-	3.4	2.97
Risk-free interest rate (2)	-	-	1.62%	1.25%
Expected volatility (3)	-	-	59%	57%
Expected dividend yield	-	-	4.50%	4.46%
Expected Forfeiture (4)	-	-	8.49%	10.50%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.
(5) The Company did not issue any options during the quarters ended September 30, 2010 and 2011.

Index

A summary of option activity as of September 30, 2011, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853
Granted	147,000	$19.72	$19.03 - $19.75
Exercised	39,749	$12.98	$9.66 - $19.40
Forfeited	6,000	$14.60	$11.50 - $15.22

Outstanding at September 30, 2011	414,689	$18.35	$10.20 - $21.85	4.3	$289

Exercisable at September 30, 2011	197,024	$18.75	$10.75 - $21.85	2.6	$125

The weighted average grant date fair values of options granted were $5.98 per option and $5.16 per option during the nine months ended September 30, 2011 and 2010, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2011 and 2010 were $0 and $19,310, respectively. There was no associated income tax effect from stock options exercised during the nine months ended September 30, 2011 and 2010.  As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2011 and 2010 were $284,259 and $422,868, respectively. As of September 30, 2011, there was approximately $739,471 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.37 years.

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

For the quarter ended September 30, 2011, the Company reversed the 2011 estimated accrual by approximately $150,000 related to the cash portion and reversed the 2011 estimated  accrual by approximately $163,000 of stock-based compensation for the equity portion, respectively, of the LTIP because 2011 targets have not been met.  For the nine months ended September 30, 2011, the Company made no accrual for the cash or equity portions of the LTIP.

Index

(6)         DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010, January 14, 2011, April 8, 2011	0.20
July 8, 2011, October 14, 2011	0.22

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

(7)         LINE OF CREDIT

On June 3, 2011, the Company amended its Second Amended and Restated Credit Agreement (the “Credit Facility”).  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of September 30, 2011, the Company’s LIBOR borrowing rate was 2.24% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2011, the Company had approximately $3.6 million outstanding and approximately $3.4 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.5 million outstanding under the LIBOR rate option and $78,000 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios.  At September 30, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)         TERM LOAN

In October 2006, the Company entered into a $4.6 million term loan (the “Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. As of September 30, 2011, the floating rate was 1.75%.  The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006.  As of September 30, 2011, $115,000 was outstanding at the fixed rate of 7.05% and $115,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2011, the Company was in full compliance with all of its covenants under the Term Loan.  The Term Loan matured on September 30, 2011 and was repaid in full on October 3, 2011.

Historically, the Company has not used derivative instruments or engaged in hedging activities. On October 12, 2006, the Company entered into a fixed-for-floating interest rate swap transaction on $2.3 million of the Term Loan.  The Company elected to designate the swap as a cash flow hedge under ASC Topic 815.  In the quarter ended September 30, 2011, the Company recognized, on its condensed consolidated balance sheet, approximately $1,000 of other comprehensive income to mark up the value of the cash flow hedge net of taxes.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

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

The following is a summary of the costs from discontinued operations for the quarters and nine months ended September 30, 2011 and 2010:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011

Results of operations	$-	$-	$(250,125)	$-
Future lease obligations, fair value	-	-	(144,978)	-
Asset impairment charge	-	-	(123,620)	-
Income tax benefit	-	-	223,051	-

Loss from discontinued operations	$-	$-	$(295,672)	$-

(10)       SUBSEQUENT EVENTS

On November 2, 2011, the Company terminated for cause a dentist whose office had been acquired on December 30, 2009.  As part of the acquisition, the Company recorded an estimated fair value of contingent liabilities of $280,000 assumed in the acquisition.  According to the purchase agreement, the Company paid $5,000 to terminate the contract and the $280,000 contingent liability  was extinguished.

(11)       OTHER

The Company’s retained earnings as of September 30, 2011 were approximately $7.4 million, and the Company had a working capital deficit on that date of approximately $2.7 million. During the nine months ended September 30, 2011, the Company had capital expenditures of approximately $2.3 million, paid dividends of approximately $1.1 million and repurchased outstanding Common Stock for approximately $296,000 pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $629,000.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2011 and 2010. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 64 Offices in Colorado, New Mexico and Arizona staffed by 71 general dentists and 38 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended September 30, 2011, revenue decreased $557,000, or 3.5%, to $15.5 million compared to $16.0 million for the quarter ended September 30, 2010.  For the quarter ended September 30, 2011, net income decreased 23.0% to $374,000, or $0.20 per share, compared to $486,000, or $0.26 per share, for the quarter ended September 30, 2010.

For the nine months ended Sept 30, 2011, revenue increased $741,000, or 1.5%, to $49.0 million compared to $48.2 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, net income decreased 9.0% to $1.1 million, or $0.59 per share, compared to $1.2 million, or $0.65 per share, for the nine months ended September 30, 2010.  Net income for the nine months ended September 30, 2010 included a loss on discontinued operations of $296,000, net of income tax benefit.

During the first nine months of 2011, the Company generated $4.5 million of cash from operations.  During this period, the Company had capital expenditures of approximately $2.3 million, paid dividends of approximately $1.1 million and repurchased outstanding Common Stock for $296,000 pursuant to the Company’s stock repurchase program, while decreasing total bank debt by approximately $629,000.

Index

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $1.3 million, or 23.8%, to $4.1 million for the nine months ended September 30, 2011 compared to $5.4 million for the nine months ended September 30, 2010. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2010	2011	2010	2011
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$485,523	$374,045	$1,236,671	$1,125,593
Add back:
Discontinued operations (before income tax expense)	-	-	518,723	-
Depreciation and amortization - Offices	630,139	633,200	1,788,269	1,860,980
Depreciation and amortization - Corporate	19,542	35,575	63,489	86,578
Stock-based compensation expense	237,368	(58,069)	707,825	238,414
Interest expense, net	32,524	19,883	129,543	66,178
Income tax expense	366,217	239,141	932,873	719,641

Adjusted EBITDA	$1,771,313	$1,243,775	$5,377,393	$4,097,384

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2010		2011		2010		2011

Revenue	100.0%		100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	55.9%		56.6%		56.9%		56.6%
Dental supplies	4.6%		4.3%		4.1%		4.4%
Laboratory fees	4.1%		4.4%		4.3%		4.5%
Occupancy	8.2%		8.9%		8.1%		8.3%
Advertising and marketing	1.4%		4.9%		1.5%		4.0%
Depreciation and amortization	3.9%		4.1%		3.7%		3.8%
General and administrative	8.9%		8.8%		8.3%		9.0%
	87.0%		91.9%		86.9%		90.5%

Contribution from dental offices	13.0%		8.1%		13.1%		9.5%

Corporate Expenses:
General and administrative	7.4%	(1)	3.7%	(1)	7.1%	(2)	5.4%	(2)
Depreciation and amortization	0.1%		0.2%		0.1%		0.2%

Operating income	5.5%		4.1%		5.8%		3.9%

Interest expense	0.2%		0.1%		0.3%		0.1%

Income from continuing operations before income taxes	5.3%		4.0%		5.6%		3.8%
Income tax expense	2.3%		1.5%		2.4%		1.5%

Income from continuing operations	3.0%		2.4%		3.2%		2.3%

Loss attributable to discontinued operations, net of income taxes	0.0%		0.0%		(0.6)%		0.0%

Net income	3.0%		2.4%		2.6%		2.3%

(1)
Corporate expense - general and administrative includes $153,020 of stock-based compensation expense pursuant to ASC Topic 718 and $84,348 related to a long-term incentive program for the quarter ended September 30, 2010 and $104,759 of stock-based compensation expense pursuant to ASC Topic 718 and ($162,828) related to a long-term incentive program for the quarter ended September 30, 2011.

(2)
Corporate expense - general and administrative includes $454,781 of stock-based compensation expense pursuant to ASC Topic 718 and $253,044 related to a long-term incentive program for the nine months ended September 30, 2010 and $238,415 of stock-based compensation expense pursuant to ASC Topic 718 and $0 related to a long-term incentive program for the nine months ended September 30, 2011.

Index

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010:

Revenue

For the quarter ended September 30, 2011, revenue decreased $557,000, or 3.5%, to $15.5 million compared to $16.0 million for the quarter ended September 30, 2010.

Direct expenses

Clinical salaries and benefits. For the quarter ended September 30, 2011, clinical salaries and benefits decreased $203,000 or 2.3%, to $8.8 million compared to $9.0 million for the quarter ended September 30, 2010.  As a percentage of revenue, clinical salaries and benefits increased to 56.6% for the quarter ended September 30, 2011 compared to 55.9% for the quarter ended September 30, 2010.

Dental supplies. For the quarter ended September 30, 2011, dental supplies decreased to $659,000 compared to $730,000 for the quarter ended September 30, 2010, a decrease of $72,000 or 9.8%.  As a percentage of revenue, dental supplies decreased to 4.3% for the quarter ended September 30, 2011 compared to 4.6% for the quarter ended September 30, 2010.

Laboratory fees. For the quarter ended September 30, 2011, laboratory fees increased to $679,000 compared to $660,000 for the quarter ended September 30, 2010, an increase of $19,000 or 2.9%.  As a percentage of revenue, laboratory fees increased to 4.4% for the quarter ended September 30, 2011 compared to 4.1% for the quarter ended September 30, 2010.

Occupancy. Occupancy expense increased $61,000 or 4.6%, to $1.4 million for the quarter ended September 30, 2011 compared to $1.3 million for the quarter ended September 30, 2010.  As a percentage of revenue, occupancy expense increased to 8.9% for the quarter ended September 30, 2011 compared to 8.2% for the quarter ended September 30, 2010.

Advertising and marketing. For the quarter ended September 30, 2011, advertising and marketing expense increased to $759,000 compared to $226,000 for the quarter ended September 30, 2010, an increase of $533,000 or 235.6%.  As a percentage of revenue, advertising and marketing expense increased to 4.9% for the quarter ended September 30, 2011 compared to 1.4% for the quarter ended September 30, 2010.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. For the quarter ended September 30, 2011, depreciation and amortization expenses attributable to the Offices increased to $633,000 compared to $630,000 for the quarter ended September 30, 2010, an increase of $3,000 or 0.5%.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.1% for the quarter ended September 30, 2011 compared to 3.9% for the quarter ended September 30, 2010.

General and administrative-Offices:  For the quarter ended September 30, 2011, general and administrative expenses attributable to the Offices decreased $58,000 or 4.1%, to $1.4 million compared to the quarter ended September 30, 2010.  As a percentage of revenue, general and administrative expenses decreased to 8.8% for the quarter ended September 30, 2011 compared to 8.9% for the quarter ended September 30, 2010.

Contribution from dental Offices

As a result of revenue decreasing $557,000 and direct expenses increasing $284,000 during the quarter ended September 30, 2011, contribution from dental Offices decreased to $1.2 million for the quarter ended September 30, 2011 compared to $2.1 million for the quarter ended September 30, 2010, a decrease of $841,000 or 40.2%. As a percentage of revenue, contribution from dental Offices decreased to 8.1% for the quarter ended September 30, 2011 compared to 13.0% for the quarter ended September 30, 2010.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended September 30, 2011, corporate expenses – general and administrative decreased to $581,000 compared to $1.2 million for the quarter ended September 30, 2010, a decrease of $605,000 or 51.1%.  This decrease includes a reversal of prior accruals for the long-term incentive program totaling $475,000 because 2011 targets have not been met.  There were also decreases of $155,000 in executive bonuses and $48,000 related to stock-based compensation expense pursuant to ASC Topic 718, offset by increases of $52,000 in corporate wages, $29,000 in rent expense, $14,000 in travel and meals expense, and $10,000 in moving expense.  As a percentage of revenue, corporate expenses - general and administrative decreased to 3.7% for the quarter ended September 30, 2011 compared to 7.4% for the quarter ended September 30, 2010.

Index

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2011, corporate expenses - depreciation and amortization increased to $36,000 compared to $20,000 for the quarter ended September 30, 2010, an increase of $16,000 or 82.0%.  This increase is attributable to assets added related to the Company’s corporate office move in February, 2011.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.2% for the quarter ended September 30, 2011 compared to 0.1% for the quarter ended September 30, 2010.

Operating income

Primarily as a result of the decrease in contribution from dental Offices discussed above, the Company’s operating income decreased by $251,000, or 28.4%, to $633,000 for the quarter ended September 30, 2011 compared to $884,000 for the quarter ended September 30, 2010.  As a percentage of revenue, operating income decreased to 4.1% for the quarter ended September 30, 2011 compared to 5.5% for the quarter ended September 30, 2010.

Interest expense/(income), net

For the quarter ended September 30, 2011, interest expense decreased to $20,000 compared to $33,000 for the quarter ended September 30, 2010, a decrease of $13,000 or 38.9%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and decreases in the Term Loan and Credit Facility balances. As a percentage of revenue, interest expense decreased to 0.1% for the quarter ended September 30, 2011 compared to 0.2% for the quarter ended September 30, 2010.

Net income

As a result of the above, the Company’s net income was $374,000 for the quarter ended September 30, 2011 compared to net income of $486,000 for the quarter ended September 30, 2010, a decrease of $111,000 or 23.0%.  Net income for the quarter ended September 30, 2011 was net of income tax expense of $239,000 while net income for the quarter ended September 30, 2010 was net of income tax expense of $366,000. The effective tax rate was 39.0% for the quarter ended September 30, 2011 compared to 43.0% for the quarter ended September 30, 2010.  As a percentage of revenue, net income decreased to 2.4% for the quarter ended September 30, 2011 compared to 3.0% for the quarter ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010:

Revenue

For the nine months ended September 30, 2011, revenue increased $741,000, or 1.5%, to $49.0 million compared to $48.2 million for the nine months ended September 30, 2010.

Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2011, clinical salaries and benefits increased $271,000, or 1.0%, to $27.7 million compared to $27.4 million for the nine months ended September 30, 2010.  As a percentage of revenue, clinical salaries and benefits decreased to 56.6% for the nine months ended September 30, 2011 compared to 56.9% for the nine months ended September 30, 2010.

Dental supplies. For the nine months ended September 30, 2011, dental supplies increased to $2.2 million compared to $2.0 million for the nine months ended September 30, 2010, an increase of $183,000 or 9.3%.  This increase is primarily attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $201,000 in hygiene supplies purchased during the nine months ended September 30, 2011.  As a percentage of revenue, dental supplies increased to 4.4% for the nine months ended September 30, 2011 compared to 4.1% for the nine months ended September 30, 2010.

Laboratory fees. For the nine months ended September 30, 2011, laboratory fees increased to $2.2 million compared to $2.1 million for the nine months ended September 30, 2010, an increase of $113,000 or 5.4%.  As a percentage of revenue, laboratory fees increased to 4.5% for the nine months ended September 30, 2011 compared to 4.3% for the nine months ended September 30, 2010.

Index

Occupancy. For the nine months ended September 30, 2011, occupancy expense increased to $4.1 million compared to $3.9 million for the nine months ended September 30, 2010, an increase of $153,000 or 3.9%.  As a percentage of revenue, occupancy expense increased to 8.3% for the nine months ended September 30, 2011 compared to 8.1% for the nine months ended September 30, 2010.

Advertising and marketing. For the nine months ended September 30, 2011, advertising and marketing expense increased to $1.9 million compared to $707,000 for the nine months ended September 30, 2010, an increase of $1.2 million or 174.8%.  As a percentage of revenue, advertising and marketing expense increased to 4.0% for the nine months ended September 30, 2011 compared to 1.5% for the nine months ended September 30, 2010.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. Depreciation and amortization expenses attributable to the Offices increased $73,000 or 4.1%, to $1.9 million for the nine months ended September 30, 2011 compared to $1.8 million for the nine months ended September 30, 2010.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 3.8% compared to 3.7% for the nine months ended September 30, 2010.

General and administrative-Offices:  For the nine months ended September 30, 2011, general and administrative expenses attributable to the Offices increased to $4.4 million compared to $4.0 million for the nine months ended September 30, 2010, an increase of $379,000 or 9.4%.  This increase is attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $410,000 of general and administrative expenses during the nine months ended September 30, 2011.  As a percentage of revenue, general and administrative expenses increased to 9.0% for the nine months ended September 30, 2011 compared to 8.3% for the nine months ended September 30, 2010.

Contribution from dental Offices

As a result of revenue increasing $741,000 and direct expenses increasing $2.4 million during the nine months ended September 30, 2011, contribution from dental Offices decreased to $4.7 million for the nine months ended September 30, 2011 compared to $6.3 million for the nine months ended September 30, 2010, a decrease of $1.7 million or 26.4%. As a percentage of revenue, contribution from dental Offices decreased to 9.5% for the nine months ended September 30, 2011 compared to 13.1% for the nine months ended September 30, 2010.

Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2011, corporate expenses – general and administrative decreased to $2.7 million compared to $3.4 million for the nine months ended September 30, 2010, a decrease of $783,000 or 22.8%.  This decrease includes a reversal of prior accruals for the long-term incentive program totaling $487,000 because 2011 targets have not been met.  There were also decreases of $286,000 in executive bonuses, $217,000 related to stock-based compensation expense pursuant to ASC Topic 718, $69,000 in training and development, $60,000 in professional fees, and $15,000 in health insurance, offset by increases of $134,000 in corporate wages, $72,000 in rent expense, $51,000 in travel and meals expense, $34,000 in 401(k) expense, $21,000 in computer maintenance, $18,000 in social media consulting fees, and $11,000 in moving expense.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.4% for the nine months ended September 30, 2011 compared to 7.1% for the nine months ended September 30, 2010.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2011, corporate expenses - depreciation and amortization increased to $87,000 compared to $63,000 for the nine months ended September 30, 2010, an increase of $23,000 or 36.4%.  This increase is attributable to assets added related to the corporate office move.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.2% for the nine months ended September 30, 2011 compared to 0.1% for the nine months ended September 30, 2010.

Operating income

Primarily as a result of the decrease in contribution from dental Offices discussed above, the Company’s operating income decreased by $906,000, or 32.2% to $1.9 million for the nine months ended September 30, 2011 compared to $2.8 million for the nine months ended September 30, 2010.  As a percentage of revenue, operating income decreased to 3.9% for the nine months ended September 30, 2011 compared to 5.8% for the nine months ended September 30, 2010.

Index

Interest expense/(income), net

For the nine months ended September 30, 2011, interest expense decreased to $66,000 compared to $130,000 for the nine months ended September 30, 2010, a decrease of $63,000 or 48.9%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and decreases in the Term Loan and Credit Facility balances.  As a percentage of revenue, interest expense decreased to 0.1% for the nine months ended September 30, 2011 compared to 0.3% for the nine months ended September 30, 2010.

Discontinued operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss from discontinued operations of $0 and $296,000 for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2010, the loss attributable to the discontinued operations was comprised of an operating loss of $250,000 and a loss on disposition of dental Offices of $269,000, partially offset by an income tax benefit of $223,000.

Net income

As a result of the above, the Company’s net income was $1.1 million for the nine months ended September 30, 2011 compared to net income of $1.2 million for the nine months ended September 30, 2010, a decrease of $111,000 or 9.0%.  The nine months ended September 30, 2010 was impacted by the loss from discontinued operations of $296,000, net of tax benefit.  Net income for the nine months ended September 30, 2011 was net of income tax expense of $720,000, while net income for the nine months ended September 30, 2010 was net of income tax expense of $933,000. The effective tax rate was 39.0% for the nine months ended September 30, 2011 compared to 43.0% for the nine months ended September 30, 2010.  As a percentage of revenue, net income decreased to 2.3% for the nine months ended September 30, 2011 compared to 2.6% for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the revolving Credit Facility.  As of September 30, 2011, the Company had a working capital deficit of approximately $2.7 million, retained earnings of $7.4 million and a cash balance of $565,000.

Net cash provided by operating activities was approximately $4.5 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $1.3 million, an increase in other long-term obligations of approximately $90,000, and a decrease in deferred charges and other assets of $14,000, offset by an increase in accounts receivable of approximately $261,000, an increase in prepaid expenses and other assets of approximately $75,000, and a decrease of approximately $255,000 in accounts payable and accrued expenses.  During the nine months ended September 30, 2010, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $768,000 and an increase in other long-term obligations of approximately $77,000, and an increase in income taxes payable of approximately $78,000, offset by an increase in accounts receivable of  approximately $617,000 and an increase in prepaid expenses and other assets of approximately $149,000.

Net cash used in investing activities was approximately $2.3 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, the Company invested approximately $2.3 million in capital expenditures, offset by a decrease in notes receivable of $12,000. For the nine months ended September 30, 2010, the Company invested $2.1 million in capital expenditures, offset by a decrease in notes receivable of $19,000.

Net cash used in financing activities was approximately $2.1 million for the nine months ended September 30, 2011 and $2.5 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, net cash used in financing activities was comprised of approximately $1.1 million for the payment of dividends, $460,000 for the repayment of the Term Loan, $169,000 used to pay down the Credit Facility, and $296,000 for the purchase and retirement of Common Stock. During the nine months ended September 30, 2010, net cash used in financing activities was comprised of approximately $587,000 used for the purchase and retirement of Common Stock, approximately $1.1 million for the payment of dividends, approximately $172,000 used to pay down the Credit Facility and $690,000 for the repayment of the Term Loan partially offset by approximately $19,000 in proceeds from the exercise of stock options.

Index

On June 3, 2011, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of September 30, 2011, the Company’s LIBOR borrowing rate was 2.24% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2011, the Company had approximately $3.6 million outstanding and approximately $3.4 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.5 million outstanding under the LIBOR rate option and $78,000 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At September 30, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

On October 5, 2006, the Company entered into a $4.6 million Term Loan to finance a “dutch auction” tender offer for shares of its Common Stock. Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815. The principal amount borrowed is repaid quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006.  As of September 30, 2011, $115,000 was outstanding at the fixed rate of 7.05% and $115,000 was outstanding at the LIBOR plus 1.5% floating rate.  The Term Loan requires the Company to comply with certain covenants and financial ratios. At September 30, 2011, the Company was in full compliance with all of its covenants under the Term Loan.  The Term Loan matured on September 30, 2011 and was repaid in full on October 3, 2011.

As of September 30, 2011, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$3,808,040	$230,000	$3,578,040	$-	$-
Operating lease obligations	10,936,054	3,393,427	5,161,223	2,296,155	85,249
Total	$14,744,094	$3,623,427	$8,739,263	$2,296,155	$85,249

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2011.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period July 1, 2011 through September 30, 2011.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 through July 31, 2011	-	$-	-	$1,129,814
August 1, 2011 through August 31, 2011	-	-	-	$1,129,814
September 1, 2011 through September 30, 2011	14,880	16.67	14,880	$881,696
Total	14,880	$16.67	14,880

(1)
The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of September 30, 2011, the dollar value of shares that may be purchased under the stock repurchase program was approximately $882,000.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 14, 2011	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)