Form 10-K
period 2011-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2012-03-30
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 26, 2012
Common Stock, without par value	1,848,082

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2011, the last business day of the registrant’s most recent completed second fiscal quarter, was $13,583,373.  This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2011.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. together with its subsidiaries, (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1, “Business,” Item 1A, “Risk Factors,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures and payment or nonpayment of dividends.

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

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $102.2 billion in 2009. CMS also projects that dental expenditures will reach approximately $167.9 billion by 2020, representing an increase of approximately 64.3% over 2009 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic dental services.

Traditionally, most dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans.  Factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services.  The rise of third-party payment arrangements has contributed to the increased consolidation of practices in the dental services industry and to the formation of dental practice management companies. The Company believes that the percentage of people covered by third-party payment arrangements will continue to increase due in part to the popularity of such arrangements.

Patient Services

The Company’s affiliated Offices seek to develop long-term relationships with patients. Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including gold, porcelain and composite inlays/onlays), and aesthetic procedures such as porcelain veneers and bleaching. In addition, dental hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery, pediatrics, endodontics and periodontics, which are available at certain of the Offices. Affiliated specialists rotate through certain Offices to provide these services. By offering a broad range of dental services within its dental practice network, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of its facilities.

The Company’s Dentist Philosophy

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

Training of Non-Dental Employees.   The Company has developed a formalized training program for non-dental employees, which is conducted by the Company’s staff. This program includes training in patient interaction, scheduling, use of computer systems, office procedures and protocols, and third-party payment arrangements.   The Company also offers formalized mandatory training programs for employees regarding occupational safety and environmental issues, state dental practice law, state and local regulations, and the Health Insurance Portability and Accountability Act (“HIPAA”) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company’s formalized training program.  Company regional directors meet with senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and ongoing meetings with employees have contributed to the success of the Offices.

Staffing Model.   The Company’s staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office’s revenue level. Staffing at mature Offices varies based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three dental hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth. The Company currently has a staff of regional directors who are responsible for groups of Offices, overseeing operations, training and development of non-dental employees, recruitment and implementing the Company’s dental practice management model.

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

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through television, radio, internet and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2011, the Company used television, radio, print, and internet advertising in the Denver, Colorado, Colorado Springs, Colorado and Albuquerque, New Mexico markets.  During 2010, the Company used television, radio and print advertising in the Denver, Colorado market and radio advertising in Colorado Springs, Colorado and Albuquerque, New Mexico and expanded its internet advertising.  During 2009, the Company used radio advertising in Colorado Springs, Colorado and Albuquerque, New Mexico.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. The Company purchased $2.5 million of dental supplies and equipment from Henry Schein and incurred $776,000 in laboratory expenses from Pro Dental Laboratory during 2011.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans including revenue from associated co-payments accounted for 21.7% of the Company’s revenue in 2011 compared to 21.0% in 2010 and 21.7% in 2009.

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

The Company seeks to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through select de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through the expansion of specialty services and the aggressive recruitment of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated. Also, the Company continues to look for potential future development sites for de novo Offices and evaluates potential acquisition candidates.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C. that is owned by one of five different licensed dentists affiliated with the Company. The Company’s President, Mark A. Birner, DDS, is one of the five dentists and individually owns 51 P.C.s.  The Company has entered into agreements with the owners of the P.C.s, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C. or (in the case of Dr. Birner) the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, or a determination by the Company in its sole discretion that it is in its best interest, the Company may require the owner to sell the shares in the P.C. for a nominal amount to a third-party designated by the Company.  These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

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

As of December 31, 2011, the Company had 69 general dentists, 38 specialists and 60 dental hygienists who were employed by the P.C.s, and 348 non-dental employees.

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

The operations of the Offices are also subject to compliance with regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) relating to such matters as heat sterilization of dental instruments and the use of barrier techniques such as masks, goggles and gloves. The operation of the Offices are also subject to compliance with regulations promulgated by the Environmental Protection Agency (“EPA”) relating to such matters as hazardous waste disposal.  The Company incurs expenses on an ongoing basis relating to OSHA and EPA monitoring and compliance.

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2011, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

Trademark

The Company is the registered owner of the PERFECT TEETH™ trademark in the United States. The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The trademark is effective until 2018, when it will be subject to renewal.

Employees

As of December 31, 2011, the Company had 515 employees, including 43 part-time and 472 full-time employees.

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

The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, developments in the industry or changes in general economic conditions, such as those that may be caused by the European sovereign debt crisis.  A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the Company’s services and in particular, discretionary or elective dental services, which could adversely affect the Company’s results of operations.  In addition, current or worsening economic conditions could adversely affect the Company’s collection of accounts receivable.

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 71%, 68% and 69% of the Company’s total revenue for the years ended December 31, 2009, 2010 and 2011, respectively.  Adverse changes or conditions affecting the Colorado market, such as healthcare reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

The profitability and operations of the Company’s Offices and its expansion strategy heavily depend on the availability and successful recruitment and retention of dentists, dental assistants, dental hygienists, specialists, and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its Offices, which may have a material adverse effect on the Company’s expansion strategy and its business, financial condition and operating results. See Item 1. “Business - Dental Practice Management Model.”

The Company is not the owner of the P.C.s and is heavily dependent on its affiliated dentists and management agreements.

The Company receives management fees for services provided to the P.C.s under the Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, dental hygienists or dental assistants, or control the provision of dental care in the Offices, which exercise sole decision-making authority with respect to all Clinical matters. The Company’s revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company’s long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists, dental hygienists and dental assistants.  Any material loss of revenue by the P.C.s would have a material adverse effect on the Company’s business, financial condition, and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. “Business - Affiliation Model.”  Furthermore, State regulatory authorities may review the Management Agreements for legal and regulatory compliance.  To the extent the Management Agreement with a P.C. were deemed by a regulatory or judicial authority to be in violation of any law or regulation, the Company’s relationship with the applicable Office may terminate, the Shares in the P.C. may need to be transferred, the Management Agreement may require material amendments with uncertain consequence or the Company might be required to restructure it business model.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2011, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

In 2011, the Company derived approximately 11.0% of its revenue from capitated managed dental care contracts, and 10.7% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act (the “ACA).  This act, if deemed constitutional, will likely have a significant impact on health care providers, insurers and others associated with the health care industry, including the Company.  There are both potentially positive and negative impacts of the ACA on business of the Company.  The Company is evaluating the net impact of the ACA on its business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

The substantial value of its intangible assets may impair the Company’s results of operations and financial condition.

At December 31, 2011, intangible assets on the Company’s consolidated balance sheet were approximately $11.1 million, representing 50.8% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company’s $7.0 million Credit Facility is with a single bank.  The Company historically has renewed the Credit Facility and extended the term of the Credit Facility for one additional year annually in the spring and intends to continue this practice in the spring of 2012.  Although the Company has utilized this bank for its financing needs for over ten years, there can be no assurances that due to the current environment this bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.  In addition, the Credit Facility contains financial covenants that require the Company to maintain debt to Adjusted EBITDA and operating cash flow to fixed charges ratios.  The Credit Facility also contains other restrictive covenants regarding the incurrence of additional debt, liens, transactions with affiliates, mergers, consolidations and sales of assets and changes in management. These restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, withstand the current or future economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.

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

Interruptions in our information systems could limit our ability to operate our business.

Our business is dependent on information systems for operational processes, financial information and our insurance billing operations.  Our information systems could be vulnerable to damage or interruption from computer viruses, cyber attacks, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events.  A significant or prolonged interruption to our information systems could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s Common Stock is thinly-held and trades with low volume. If the Company is unable to maintain Nasdaq listing standards, the Company may be forced to de-list from Nasdaq.  If the Company’s stock is delisted, the price of the Common Stock may decrease, liquidity of the Common Stock would be significantly reduced, and the Company’s ability to secure additional financing through the issuance and sale of equity would be adversely affected.

ITEM 1B.  Unresolved Staff Comments.

Not applicable to smaller reporting companies.

ITEM 2.  Properties.

Offices and Facilities

The Company’s corporate headquarters are located at 1777 S. Harrison Street, Suite 1400, Denver, Colorado 80210 in approximately 14,000 square feet occupied under a lease that expires July 31, 2016.  The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to five years, with options to renew the leases for specific periods subsequent to their original terms. The Company believes the facilities at each of its Offices are adequate for their current level of business.  The Company generally anticipates leasing and developing de novo Offices in its current markets rather than significantly expanding the size of its existing Offices.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

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

	HIGH	LOW
2010

First Quarter	$17.70	$14.81
Second Quarter	18.00	16.60
Third Quarter	18.20	16.23
Fourth Quarter	19.24	16.13

2011

First Quarter	$20.00	$18.75
Second Quarter	21.99	18.75
Third Quarter	21.43	15.30
Fourth Quarter	18.50	14.75

At March 26, 2012, there were approximately 144 holders of record and approximately 247 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company declared the following quarterly cash dividends in 2010 and 2011.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 9, 2010; July 9, 2010; October 8, 2010; January 14, 2011; April 8, 2011	0.20
July 8, 2011; October 14, 2011; January 13, 2012	0.22

On March 24, 2011, the Company announced that its Board of Directors approved an increase in the quarterly dividend to $.22 per share effective with the dividend payable in July 2011.  The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may require the Company to reduce or eliminate the dividends. Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors the Company’s Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2011 through December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	7,886	$16.74	7,886	$749,702
November 1, 2011 through November 30, 2011	400	$18.43	400	$742,332
December 1, 2011 through December 31, 2011	2,760	$16.07	2,760	$697,970

Total	11,046	$16.63	11,046

(1)
The stock repurchase program has been ongoing for more than five years and there are no expiration dates on the program. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2011, the approximate dollar value of shares that may be purchased under the program is $697,970.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2011.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and currently provides dental practice management services to 64 Offices in Colorado, New Mexico and Arizona staffed by 69 dentists and 38 specialists.  The Company has acquired 45 practices (six of which were consolidated into existing Offices and one that was closed) and opened 29 de novo Offices (one of which was consolidated into an existing Office and two that were closed). The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by developing de novo Offices and by making acquisitions.

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

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model.  Revenue was $59.2 million in 2009, $64.0 million in 2010 and $63.1 million in 2011.  Contribution from the dental Offices was $8.4 million in 2009, $7.6 million in 2010 and $5.6 million in 2011.  Net income was $1.9 million in 2009, $1.4 million in 2010 and $1.6 million in 2011.

For the year ended December 31, 2011, revenue decreased to $63.1 million compared to $64.0 million for the year ended December 31, 2010, a decrease of $872,000 or 1.4%.  The Company attributes this decrease to continued weakness in the economy in the Company’s markets as reflected by reduced number of new patient visits and patient procedures, and in particular fewer crown and bridge procedures.

For the year ended December 31, 2010, revenue increased to $64.0 million compared to $59.2 million for the year ended December 31, 2009, an increase of $4.8 million or 8.1%.  This increase was attributable to $4.3 million in additional revenue related to three Offices acquired in the third and fourth quarters of 2009 and the two de novo Offices opened in the first and fourth quarters of 2010.

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $1.6 million or 24.5% to $4.9 million for the year ended December 31, 2011 from $6.5 million for the year ended December 31, 2010.  Adjusted EBITDA decreased $792,000 or 10.9% to $6.5 million for the year ended December 31, 2010 from $7.3 million for the year ended December 31, 2009.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, and income tax expense to net income as in the table below.

	Year Ended December 31,
	2009	2010	2011

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$1,925,066	$1,443,219	$1,615,327
Add back:
Discontinued operations (before income tax expense)	606,099	518,723	-
Depreciation and amortization - Offices	2,226,571	2,432,427	2,505,957
Depreciation and amortization - corporate	86,809	79,061	122,217
Stock-based compensation expense	902,409	835,736	335,076
Interest expense, net	175,938	155,170	80,920
Income tax expense	1,350,301	1,016,670	1,065,472
Less:
Change in fair value of contingent liabilities	-	-	(830,000)

Adjusted EBITDA	$7,273,193	$6,481,006	$4,894,969

At December 31, 2011, the Company’s total assets of $21.8 million included $11.1 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $7.8 million. The Company’s retained earnings as of December 31, 2011 were approximately $7.5 million and the Company had a working capital deficit on that date of approximately $1.3 million.  During 2011, the Company had capital expenditures of $2.4 million, purchased approximately $479,000 of Common Stock and paid out approximately $1.6 million in dividends to its shareholders while decreasing total bank debt by approximately $186,000.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 21.7% of total revenue in 2011, compared to 21.0% in 2010 and 21.7% in 2009.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2009		2010		2011

Revenue	100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	57.3%		56.7%		56.5%
Dental supplies	3.7%		4.3%		4.3%
Laboratory fees	4.4%		4.4%		4.5%
Occupancy	8.0%		8.2%		8.5%
Advertising and marketing	0.8%		2.1%		4.2%
Depreciation and amortization	3.8%		3.8%		4.0%
General and administrative	7.8%		8.7%		9.0%
	85.7%		88.2%		91.1%
Contribution from dental offices	14.3%		11.8%		8.9%

Corporate Expenses:
General and administrative	7.3%	(1)	6.8%	(1)	5.6%	(1)
Depreciation and amortization	0.1%		0.1%		0.2%
Operating income	6.9%		4.9%		3.1%
Other income
Change in fair value of contingent liabilities	0.0%		0.0%		1.3%

Interest expense	0.3%		0.2%		0.1%

Income from continuing operations before income taxes	6.6%		4.7%		4.2%
Income tax expense	2.7%		1.9%		1.7%

Income from continuing operations	3.9%		2.7%		2.6%

Loss attributable to discontinued operations, net of income taxes	(0.6)%		(0.5)%		0.0%

Net income	3.3%		2.3%		2.6%

(1)	Corporate expense - general and administrative includes $657,033 of stock-based compensation expense pursuant to ASC Topic 718 and $245,376 related to a long-term incentive program for the year ended December 31, 2009 and $585,816 of stock-based compensation expense pursuant to ASC Topic 718 and $249,920 related to a long-term incentive program for the year ended December 31, 2010 and $335,076 of stock-based compensation expense pursuant to ASC Topic 718 and $0 related to a long-term incentive program for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Revenue decreased to $63.1 million for the year ended December 31, 2011 compared to $64.0 million for the year ended December 31, 2010, a decrease of $872,000 or 1.4%.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits decreased to $35.6 million for the year ended December 31, 2011 compared to $36.3 million for the year ended December 31, 2010, a decrease of $614,000 or 1.7%.  As a percentage of revenue, clinical salaries and benefits decreased to 56.5% in 2011 from 56.7% in 2010.

Dental supplies.   Dental supplies decreased to $2.7 million for the year ended December 31, 2011 compared to $2.8 million for the year ended December 31, 2010, a decrease of $36,000 or 1.3%  As a percentage of revenue, dental supplies remained constant at 4.3% for the years ended December 31, 2011 and 2010.

Laboratory fees.   Laboratory fees increased to $2.9 million for the year ended December 31, 2011 compared to $2.8 million for the year ended December 31, 2010, an increase of $46,000 or 1.6%  As a percentage of revenue, laboratory fees increased to 4.5% in 2011 from 4.4% in 2010.

Occupancy.  Occupancy expenses increased to $5.4 million for the year ended December 31, 2011 from $5.2 million for the year ended December 31, 2010, an increase of $155,000 or 3.0%.  As a percentage of revenue, occupancy expense increased to 8.5% in 2011 from 8.2% in 2010.

Advertising and marketing.   Advertising and marketing expenses increased to $2.7 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010, an increase of $1.3 million or 98.9%.  As a percentage of revenue, advertising and marketing increased to 4.2% in 2011 from 2.1% in 2010.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $2.5 million for the year ended December 31, 2011 from $2.4 million for the year ended December 31, 2010, an increase of $74,000 or 3.0%.   As a percentage of revenue, depreciation and amortization increased to 4.0% in 2011 from 3.8% in 2010.

General and administrative.   General and administrative expenses attributable to the Offices increased to $5.7 million for the year ended December 31, 2011 from $5.5 million for the year ended December 31, 2010, an increase of $159,000 or 2.9%.   This increase is attributable to a clinical quality improvement program initiated by the Company during 2010 that led to an additional $247,000 of general and administrative expenses offset by decreases of $54,000 in malpractice insurance and $48,000 in computer supplies and maintenance.    As a percentage of revenue, Office general and administrative expenses increased to 9.0% in 2011 from 8.7% in 2010.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of decreased revenue and increased direct expenses, contribution from dental Offices decreased to $5.6 million for the year ended December 31, 2011 from $7.6 million for the year ended December 31, 2010, a decrease of $2.0 million or 26.1%.  As a percentage of revenue, contribution from dental Offices decreased to 8.9% in 2011 from 11.8% in 2010.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $3.5 million for the year ended December 31, 2011 from $4.4 million for the year ended December 31, 2010, a decrease of $823,000 or 18.8%.  This decrease is primarily attributable to decreases of $481,000 related to a long-term incentive plan for the executive officers, $428,000 in executive officers’ bonuses, $251,000 related to stock-based compensation expense pursuant to ASC Topic 718, $69,000 in training and development, and $63,000 in professional fees, offset by increases of $177,000 in corporate wages, $98,000 in rent expense, $46,000 in social media consulting fees, $40,000 in travel and meals expense, $32,000 in computer maintenance, $25,000 in payroll taxes, $22,000 in recruiting expense, and $18,000 in 401(k) expense.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.6% in 2011 compared to 6.8% in 2010.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization increased to $122,000 for the year ended December 31, 2011 from $79,000 for the year ended December 31, 2010, an increase of $43,000 or 54.6%.  This increase is attributable to assets added related to the relocation of the corporate office.  As a percentage of revenue, corporate expenses - depreciation and amortization increased to 0.2% in 2011 from 0.1% in 2010.

Operating Income

Due to the decrease in contribution from dental Offices partially offset by lower corporate expenses, operating income decreased to $1.9 million for the year ended December 31, 2011 from $3.1 million for the year ended December 31, 2010, a decrease of $1.2 million or 38.4%.  As a percentage of revenue, operating income decreased to 3.1% in 2011 from 4.9% in 2010.

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $830,000 for the year ended December 31, 2011 is related to writing down values at two Offices that were acquired during the fourth quarter of 2009 and writing off contingent liabilities at another Office due to the dentist being terminated for cause.  See Notes 3 and 12 to the consolidated financial statements.

Interest Expense, Net.   Interest expense, net decreased to $81,000 for the year ended December 31, 2011 from $155,000 for the year ended December 31, 2010, a decrease of $74,000 or 47.9%.  This decrease in interest expense is attributable to reduced borrowings on the Credit Facility and the repayment of the Company’s term loan related to a “dutch auction” tender offer in October 2006 (the “Term Loan”) on October 3, 2011.  Additionally, the interest rates on the Credit Facility decreased after May 31, 2011 when the Credit Facility was amended.  As a percentage of revenue, interest expense, net decreased to 0.1% in 2011 from 0.2% in 2010.

Discontinued Operations

In May 2010, the Company closed two Offices in the Phoenix, Arizona market that resulted in a loss on discontinued operations of $0 and $304,000 for the years ended December 31, 2011 and 2010, respectively.  For the year ended December 31, 2010, the loss on discontinued operations was comprised of an operating loss of $250,000 and a loss on disposition of dental Offices of $269,000, partially offset by an income tax benefit of $214,000.

Net Income

As a result of the above, the Company’s net income was $1.6 million for the year ended December 31, 2011 compared to net income of $1.4 million for the year ended December 31, 2010, an increase of $172,000 or 11.9%.  As a percentage of revenue, net income increased to 2.6% in 2011 from 2.3% in 2010.  Net income for the year ended December 31, 2011 was net of income tax expense of $1.1 million, while net income for the year ended December 31, 2010 was net of income tax expense of $1.0 million.

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

Contribution from Dental Offices

Contribution from dental offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of direct expenses increasing more than revenue, contribution from dental Offices decreased to $7.6 million for the year ended December 31, 2010 from $8.4 million for the year ended December 31, 2009, a decrease of $856,000 or 10.1%.  As a percentage of revenue, contribution from dental Offices decreased to 11.8% in 2010 from 14.3% in 2009.

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

Operating Income

Primarily as a result in the decrease in contribution from dental offices, operating income decreased to $3.1 million for the year ended December 31, 2010 from $4.1 million for the year ended December 31, 2009, a decrease of $924,000 or 22.8%.  As a percentage of revenue, operating income decreased to 4.9% in 2010 from 6.9% in 2009.

Interest Expense, Net

Interest expense, net decreased to $155,000 for the year ended December 31, 2010 from $176,000 for the year ended December 31, 2009, a decrease of $21,000 or 11.8% This decrease in interest expense is attributable to a reduction in the principal amount of the Term Loan and lower interest rates on the Credit Facility after May 31, 2010 when the Credit Facility was amended and rates were decreased.  As a percentage of revenue, interest expense, net decreased to 0.2% in 2010 from 0.3% in 2009.

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

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  A summary of those significant accounting policies can be found in the notes to consolidated financial statements. The estimates used by management are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management. Management has not determined how reported amounts would differ based on the application of different accounting policies. Management has also not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, which was issued by the SEC:

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

Impairment of Intangible and Long-lived Assets

At December 31, 2011, intangible assets on the Company’s consolidated balance sheet were $11.1 million, representing 50.8% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Net cash provided by operating activities was $5.7 million, $5.8 million and $5.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.  During the year ended December 31, 2011, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of $532,000 and an increase in other long-term obligations of $80,000, offset by an $830,000 change in fair value of contingent liabilities, a decrease in accounts payable, accrued expenses and accrued payroll of $782,000, an increase in accounts receivable (net of provision for doubtful accounts) of $54,000, an increase in prepaid expenses and other assets of $41,000, and an increase in deferred charges and other assets of $10,000.  During the year ended December 31, 2010, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $1.0 million and an increase in other long-term obligations of $142,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of $880,000, a decrease in income taxes payable of $684,000 and an increase in prepaid expenses and other assets of $133,000.  During the year ended December 31, 2009, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $739,000 and a decrease in deferred charges and other assets of $7,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of $844,000, a decrease in income taxes payable of $104,000 and an increase in prepaid expenses and other assets of $15,000.

Net cash used in investing activities was $2.8 million, $3.4 million and $2.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.  During the year ended December 31, 2011, the Company invested approximately $2.4 million in capital expenditures, including approximately $779,000 to install digital x-ray imaging systems at five Offices, offset by a decrease in notes receivable of $12,000.  During the year ended December 31, 2010, the Company invested approximately $3.4 million in capital expenditures, offset by an increase in notes receivable of $24,000.  During the year ended December 31, 2009, the Company invested $1.5 million to acquire three dental Offices and loaned $192,000 in connection with one of the acquisitions.  The Company also invested $1.1 million to purchase additional property and equipment including $299,000 to move one of its existing Offices and $186,000 to install digital x-rays at four Offices.  Additionally, the Company invested $148,000 in the development of a de novo Office.

For the years ended December 31, 2009, 2010 and 2011, net cash used in financing activities was $3.4 million, $2.8 million and $2.2 million, respectively. For the year ended December 31, 2011, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $690,000 for the repayment of the Term Loan and $479,000 used in the purchase of Common Stock offset by approximately $504,000 in advances on the Credit Facility and $19,000 from the tax benefit of Common Stock options exercised.  For the year ended December 31, 2010, net cash used in financing activities was comprised of approximately $1.4 million for the payment of dividends, $920,000 for the repayment of the Term Loan and $676,000 used in the purchase of Common Stock partially offset by approximately $120,000 from the tax benefit of Common Stock options exercised, $76,000 in advances on the Credit Facility and $50,000 in proceeds from the exercise of stock options.  For the year ended December 31, 2009, net cash used in financing activities was comprised of approximately $930,000 for the purchase of Common Stock, $1.3 million for the payment of dividends, $706,000 to pay down the Credit Facility and $920,000 to pay down the Term Loan partially offset by $457,000 of proceeds from the exercise of Common Stock options and $1,000 from the tax benefit of Common Stock options exercised.

Cash flows from discontinued operations are reported in the Statements of Cash Flows under operating activities.  There were no material cash flows from investing or financing activities related to the discontinued operations.  The discontinued operations are not expected to have a material impact on the Company’s future liquidity or capital resources.

On June 3, 2011, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of December 31, 2011, the Company’s LIBOR borrowing rate was 2.30% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At December 31, 2011, the Company had approximately $4.3 million outstanding and approximately $2.7 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $4.0 million outstanding under the LIBOR rate option and $251,000 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

In October 2006, the Company purchased 212,396 shares of its Common Stock in a “dutch auction” tender offer.  The tender offer was funded by a $4.6 million Term Loan.  Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%. The $2.3 million borrowed at a fixed rate was achieved by the Company by entering into a fixed for floating interest rate swap that the Company designates as a cash flow hedge under ASC Topic 815.  The principal amount borrowed was repaid in 20 equal quarterly payments of $230,000 plus interest beginning December 31, 2006.  The Term Loan matured on September 30, 2011 and was repaid in full on October 3, 2011.

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

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions. During 2009, the Company, in 108 separate transactions repurchased a total of 61,702 shares of its Common Stock for total consideration of approximately $930,000 at prices ranging at prices ranging from $10.02 to $17.00 per share.  During 2010, the Company, in 59 separate transactions repurchased a total of 39,805 shares of its Common Stock for total consideration of approximately $676,000 at prices ranging at prices ranging from $15.52 to $18.34 per share.  During 2011, the Company, in 25 separate transactions repurchased a total of 28,426 shares of its Common Stock for total consideration of approximately $479,000 at prices ranging from $15.02 to $19.00 per share.  As of December 31, 2011, approximately $698,000 of the previously authorized amount was available for purchases.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB) issued Accounting Standards Update (“ASU”) No. 2011-04 (ASC 2011-04), an update to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This update amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The update also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASC Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASC Update 2011-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  The standard is effective for fiscal years beginning after December 15, 2011.  The Company has adopted this accounting standard.  This update affects presentation and disclosure and therefore does not affect the Company’s consolidated financial position, result of operations or cash flows.

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  In accordance with ASU 2011-07, an entity will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts.  Accordingly, entities patient service revenues will be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues.  Additionally, ASU 2011-07 will require entities to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements.  ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years.  The Company is researching if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Off – Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any off – balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2010 and 2011 and for each of the years ended December 31, 2009, 2010 and 2011:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 30, 2012

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2011

CURRENT ASSETS:
Cash and cash equivalents	$406,208	$923,878
Accounts receivable, net of allowance for doubtful accounts of $315,333 and $301,945, respectively	3,429,373	2,855,726
Deferred tax asset	207,530	197,327
Income tax receivable	435,800	-
Prepaid expenses and other assets	598,297	639,116

Total current assets	5,077,208	4,616,047

PROPERTY AND EQUIPMENT, net	5,123,934	5,789,521

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,941,931	11,095,926
Deferred charges and other assets	155,674	165,267
Notes receivable	167,420	155,419

Total assets	$22,466,167	$21,822,180

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,163,082	$2,111,155
Accrued expenses	2,410,689	1,973,593
Accrued payroll and related expenses	1,945,020	1,731,273
Income taxes payable	18,484	115,038
Current maturities of long-term debt	690,000	-
Liabilities related to discontinued operations	50,207	-

Total current liabilities	7,277,482	5,931,059

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,265,436	2,309,279
Long-term debt, net of current maturities	3,747,017	4,251,068
Other long-term obligations	2,254,539	1,504,684

Total liabilities	14,544,474	13,996,090

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,850,716 and 1,837,519 shares issued and outstanding, respectively	493,638	368,186
Retained earnings	7,433,205	7,457,904
Accumulated other comprehensive loss	(5,150)	-

Total shareholders' equity	7,921,693	7,826,090

Total liabilities and shareholders' equity	$22,466,167	$21,822,180

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009		2010		2011

REVENUE:	$59,172,973		$63,992,633		$63,120,607

DIRECT EXPENSES:
Clinical salaries and benefits	33,886,996		36,261,034		35,647,158
Dental supplies	2,198,631		2,778,532		2,742,398
Laboratory fees	2,597,300		2,817,198		2,863,431
Occupancy	4,736,598		5,235,709		5,390,982
Advertising and marketing	450,797		1,341,002		2,666,930
Depreciation and amortization	2,226,571		2,432,427		2,505,957
General and administrative	4,640,542		5,547,121		5,705,741
	50,737,435		56,413,023		57,522,597

Contribution from dental offices	8,435,538		7,579,610		5,598,010

CORPORATE EXPENSES:
General and administrative	4,291,325	(1)	4,366,767	(1)	3,544,074	(1)
Depreciation and amortization	86,809		79,061		122,217

OPERATING INCOME	4,057,404		3,133,782		1,931,719

OTHER INCOME (EXPENSE):
Change in fair value of contingent liabilities	-		-		830,000
Interest (expense), net	(175,938)		(155,170)		(80,920)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,881,466		2,978,612		2,680,799
Income tax expense	1,600,014		1,230,903		1,065,472
INCOME FROM CONTINUING OPERATIONS	2,281,452		1,747,709		1,615,327

DISCONTINUED OPERATIONS (Note 13):
Operating (loss) attributable to assets disposed of	(606,099)		(250,125)		-
(Loss) recognized on dispositions	-		(268,598)		-
Income tax benefit	249,713		214,233		-

LOSS ON DISCONTINUED OPERATIONS	(356,386)		(304,490)		-

NET INCOME	$1,925,066		$1,443,219		$1,615,327

Net income per share of Common Stock - Basic
Continuing Operations	$1.22		$0.94		$0.87
Discontinued Operations	(0.19)		(0.16)		-
Net income per share of Common Stock - Basic	$1.03		$0.78		$0.87

Net income per share of Common Stock - Diluted
Continuing Operations	$1.20		$0.91		$0.85
Discontinued Operations	(0.18)		(0.16)		-
Net income per share of Common Stock - Diluted	$1.02		$0.75		$0.85

Cash dividends per share of Common Stock	$0.68		$0.80		$0.86

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,863,596		1,857,084		1,853,307

Diluted	1,895,441		1,915,148		1,909,760

(1)
Corporate expenses - general and administrative includes $657,033 of stock-based compensation expense pursuant to ASC Topic 718 and $245,376 related to a long-term incentive program for the year ended December 31, 2009 and $585,816 of stock-based compensation expense pursuant to ASC Topic 718 and $249,920 related to a long-term incentive program for the year ended December 31, 2010  and $335,076 of stock-based compensation expense pursuant to ASC Topic 718 and $0 related to a long-term incentive program for the year ended December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

			Treasury Stock	Other
	Common Stock		Purchased in excess of	Comprehensive	Retained	Shareholders'
	Shares	Amount	Common Stock Basis	Income	Earnings	Equity

BALANCES, January 1, 2009	1,863,587	$-	$(266,786)	$(43,091)	$6,817,449	$6,507,572
Common Stock options exercised	56,250	190,480	266,786	-	-	457,266
Purchase and retirement of Common Stock	(61,702)	(929,900)	-	-	-	(929,900)
Tax benefit of Common Stock options exercised	-	1,266	-	-	-	1,266
Dividends declared on Common Stock	-	-	-	-	(1,267,303)	(1,267,303)
Stock-based compensation expense	-	902,409	-	-	-	902,409
Other comprehensive loss	-	-	-	20,939	-	20,939
Net income, year ended December 31, 2009	-	-	-	-	1,925,066	1,925,066

BALANCES, December 31, 2009	1,858,135	$164,255	$-	$(22,152)	$7,475,212	$7,617,315
Common Stock options exercised	32,386	50,120	-	-	-	50,120
Purchase and retirement of Common Stock	(39,805)	(676,082)	-	-	-	(676,082)
Tax benefit of Common Stock options exercised	-	119,609	-	-	-	119,609
Dividends declared on Common Stock	-	-	-	-	(1,485,226)	(1,485,226)
Stock-based compensation expense	-	835,736	-	-	-	835,736
Other comprehensive income	-	-	-	17,002	-	17,002
Net income, year ended December 31, 2010	-	-	-	-	1,443,219	1,443,219

BALANCES, December 31, 2010	1,850,716	$493,638	$-	$(5,150)	$7,433,205	$7,921,693
Common Stock options exercised, net	15,229	-	-	-	-	-
Purchase and retirement of Common Stock	(28,426)	(479,344)	-	-	-	(479,344)
Tax benefit of Common Stock options exercised	-	18,816	-	-	-	18,816
Dividends declared on Common Stock	-	-	-	-	(1,590,628)	(1,590,628)
Stock-based compensation expense	-	335,076	-	-	-	335,076
Other comprehensive income	-	-	-	5,150	-	5,150
Net income, year ended December 31, 2011	-	-	-	-	1,615,327	1,615,327

BALANCES, December 31, 2011	1,837,519	$368,186	$-	$-	$7,457,904	$7,826,090

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2009	2010	2011
Net income	$1,925,066	$1,443,219	$1,615,327
Other comprehensive income/(loss)	20,939	17,002	5,150

Comprehensive income	$1,946,005	$1,460,221	$1,620,477

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,925,066	$1,443,219	$1,615,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,510,597	2,511,488	2,628,174
Stock compensation expense	902,409	835,736	335,076
Provision for doubtful accounts	695,573	574,688	627,713
Provision for (benefit from) deferred income taxes	(92,956)	727,042	1,054,046
Discontinued operation costs	-	256,110	-
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(844,000)	(879,900)	(54,067)
Prepaid expenses and other assets	(14,569)	(133,218)	(40,819)
Deferred charges and other assets	6,555	(1,940)	(9,593)
Accounts payable	382,617	228,614	(51,927)
Accrued expenses	275,076	657,256	(516,530)
Accrued payroll and related expenses	81,418	149,052	(213,747)
Income taxes payable/(receivable)	(104,409)	(684,478)	532,354
Other long-term obligations	4,717	142,144	80,145
Change in fair value of contingent liabilities	-	-	(830,000)
Net cash provided by operating activities	5,728,094	5,825,813	5,156,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable - related parties, net	(191,557)	24,137	12,001
Capital expenditures	(2,627,057)	(3,440,815)	(2,447,755)
Net cash used in investing activities	(2,818,614)	(3,416,678)	(2,435,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	17,369,169	19,203,634	17,235,465
Repayments - line of credit	(18,075,347)	(19,128,641)	(16,731,414)
Repayments - term loan	(920,000)	(920,000)	(690,000)
Proceeds from exercise of Common Stock options	457,266	50,120	-
Purchase and retirement of Common Stock	(929,900)	(676,082)	(479,344)
Tax benefit of Common Stock options exercised	1,266	119,609	18,816
Common Stock cash dividends	(1,267,303)	(1,431,189)	(1,556,251)
Net cash used in financing activities	(3,364,849)	(2,782,549)	(2,202,728)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(455,369)	(373,414)	517,670
CASH AND CASH EQUIVALENTS, beginning of period	1,234,991	779,622	406,208
CASH AND CASH EQUIVALENTS, end of period	$779,622	$406,208	$923,878

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended December 31,
	2009	2010	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$212,423	$215,331	$119,546
Cash paid during the year for income taxes	$1,546,407	$854,498	$91,896
Cash received during the year for income taxes	$-	$-	$631,640

NON-CASH ITEMS:

Gain/(loss) recognized on interest rate swap (net of taxes)	$20,939	$17,002	$5,150
Contingent liability assumed related to office acquistions	$1,848,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. The Company managed 64 dental practices (collectively referred to as the ''Offices''), for the years ending December 31, 2009, 2010 and 2011.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and development of de novo Offices. The following table highlights the Company’s growth through December 31, 2011 as follows:

		De Novo	Office Consolidations/
	Acquisitions	Developments	Closings

2002 and Prior	42	18	(6)
2003	-	-	-
2004	-	2	(1)
2005	-	2	-
2006	-	4	(1)
2007	-	-	-
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
Total	45	29	(10)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2011.  Such reclassification had no effect on net income.

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company has obtained control of substantially all of the Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals at each of the Offices. Certain key features of the Management Agreements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying consolidated statements of income reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (although the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training, comprehensive administrative business and marketing support and advice, and facilities, equipment, and support personnel as required to operate the practice.

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

During 2009, 2010 and 2011, 12.3%, 11.4% and 11.0%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Contribution From Dental Offices

''Contribution from dental offices'' represents the excess of revenue from the operations of the Offices over direct expenses associated with operating the Offices.  Revenue and direct expenses relate exclusively to business activities associated with the Offices.  Contribution from dental offices provides an indication of the level of earnings generated from the operation of the Offices to cover corporate expenses, interest expense and income taxes.

Advertising and Marketing

Costs of advertising, promotion and marketing are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2011, the Company did not have cash at any banks in excess of the federally insured amount.

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

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,723,631, $1,693,416 and $1,729,669 for the years ended December 31, 2009, 2010 and 2011, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $786,966, $900,354 and $898,505 for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Contingent Liabilities

As part of the dental Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreements.  These contingent liabilities are recorded as other long-term obligations at estimated fair value, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then-trailing twelve months operating cash flows.  The liability terminates after ten years from the acquisition date.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  The changes in fair value are recognized in other income.

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

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share.”  The standard requires presentation of two categories of EPS – basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

	2009			2010			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic EPS	$1,925,066	1,863,596	$1.03	$1,443,219	1,857,084	$0.78	$1,615,327	1,853,307	$0.87

Effect of Diluive Stock Options	-	31,845	(0.01)	-	58,063	(0.03)	-	56,453	(0.02)

Diluted EPS:	$1,925,066	1,895,441	$1.02	$1,443,219	1,915,147	$0.75	$1,615,327	1,909,760	$0.85

The difference between basic EPS and diluted EPS for the years ended December 31, 2009, 2010 and 2011 relates to the effect of 31,845, 58,063 and 56,453 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by ASC Topic 718, “Compensation – Stock Compensation.” For the years ended December 31, 2009, 2010 and 2011, options to purchase 289,389, 230,964 and 313,500 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.  The Company recognized, on its consolidated balance sheets, approximately $21,000, $17,000, and $5,000 for the years ended December 31, 2009, 2010 and 2011, respectively, of other comprehensive income to mark up the value of the cash flow hedge net of taxes.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2009, 2010 and 2011 was approximately $902,000, $836,000 and $335,000, respectively. In 2009, stock-based compensation expense consisted of $657,000 related to stock options and $245,000 related to restricted stock units granted under the Company’s long-term incentive program (“LTIP”).  In 2010, stock-based compensation expense consisted of $586,000 related to stock options and $250,000 related to restricted stock units granted under the LTIP.  In 2011, stock-based compensation expense consisted of $335,000 related to stock options and $0 related to restricted stock units granted under the LTIP.  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2011 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2011 for the expected option term. The expected option term was calculated based on historical experience.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASC 2011-04), an update to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This update amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The update also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASC Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASC Update 2011-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  The standard is effective for fiscal years beginning after December 15, 2011.  The Company has adopted this accounting standard update.  This update affects presentation and disclosure and therefore does not affect the Company’s consolidated financial position, result of operations or cash flows.

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  In accordance with ASU 2011-07, an entity will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts.  Accordingly, entities patient service revenues will be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenues.  Additionally, ASU 2011-07 will require entities to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements.  ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years.  The Company is researching if the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

2009 Acquisitions

On September 30, 2009, the Company acquired all of the assets except for accounts receivable of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $350,000, all payable in cash, and an estimated fair value of contingent liabilities of $718,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of then trailing twelve-month operating cash flows.  The purchase price was allocated as follows:  $1.0 million to intangible assets and $35,000 to fixed assets.  During the quarter ended December 31, 2011, the Company remeasured the value of the contingent liabilities and reduced it by $300,000 to $418,000.  The $300,000 was recognized as other income.

On October 29, 2009, the Company acquired all of the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, all payable in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-month operating cash flows.  The purchase price was allocated as follows:  $1.4 million to intangible assets, $100,000 to accounts receivable and $70,000 to fixed assets.  During the quarter ended December 31, 2011, the Company remeasured the value of the contingent liabilities and reduced it by $250,000 to $600,000.  The $250,000 was recognized as other income.

On December 30, 2009, the Company acquired all of the assets except for accounts receivable of a dental practice and entered into a Management Agreement to manage the practice for a purchase price of $340,000, all payable in cash, and an estimated fair value of contingent liabilities of $280,000 assumed in this acquisition. These contingent liabilities were recorded as of the date of acquisition. The purchase price was allocated as follows: $586,000 to intangible assets and $34,000 to fixed assets. On November 2, 2011, the Company terminated the dentist for cause. Pursuant to the purchase agreement, the Company paid $5,000 to terminate the agreement. As a result, $280,000 of contingent liabilities were extinguished and recognized as other income during the quarter ended December 31, 2011.

The fair values of the acquisitions were based on significant inputs not observable in the market and are therefore defined as level 3 inputs under ASC Topic 820.  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2010 or 2011.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2011

Dental equipment	$7,705,027	$8,323,040
Furniture and fixtures	1,175,344	1,364,186
Leasehold improvements	8,475,963	8,952,389
Computer equipment, software and related items	3,612,140	3,653,587
Instruments	1,467,068	1,586,581
	22,435,542	23,879,783

Less - accumulated depreciation	(17,311,608)	(18,090,262)

Property and equipment, net	$5,123,934	$5,789,521

Depreciation expense was $1,723,631, $1,693,416 and $1,729,669 for the years ended December 31, 2009, 2010 and 2011, respectively

(5)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2010	2011

Management Agreements	25 years	$21,747,623	$21,800,123
Less - accumulated amortization		(9,805,692)	(10,704,197)

Intangible assets, net		$11,941,931	$11,095,926

Amortization expense was $786,966, $900,354 and $898,505 for the years ended December 31, 2009, 2010 and 2011, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2012	$902,437
2013	900,570
2014	882,332
2015	844,887
2016	844,564

$4,374,790

(6)	DEBT

Debt consists of the following:

	December 31,
	2010	2011
Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of,the lender’s Base Rate plus 0.25% (3.5% at December 31, 2010) or a LIBOR rate plus 2.5% (2.76% at December 31, 2010), collateralized by the Company's accounts receivable andManagement Agreements, due in May 2012 (the "Credit Facility").	3,747,017	-

Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of,the lender’s Base Rate (3.25% at December 31, 2011) or a LIBOR rate plus 2.0% (2.30% at December 31, 2011), collateralized by the Company's accounts receivable andManagement Agreements, due in May 2013 (the "Credit Facility").	-	4,251,068

$4.6 million Term Loan with a bank, $2.3 million of which was borrowed at a fixed rate of 7.05% and the remainder was borrowed at a floating interest rateof LIBOR plus 1.5%with principal to be repaid in 20 equal quarterly payments of approximately $230,000 plus interest beginning December 31, 2006 , collateralized by the Company's accounts receivable and Management Agreeements, paid off October 1, 2011.	690,000	-

	4,437,017	4,251,068
Less - current maturities	(690,000)	-

Long-term debt, net of current maturities	$3,747,017	$4,251,068

Credit Facility

On June 3, 2011, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of December 31, 2011, the Company’s LIBOR borrowing rate was 2.30% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At December 31, 2011, the Company had approximately $4.3 million outstanding and approximately $2.7 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $4.0 million outstanding under the LIBOR rate option and $251,000 outstanding under the Base Rate option.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2011, the Company was in full compliance with all of its covenants under the Credit Facility.

Term Loan

In October 2006, the Company entered into a $4.6 million term loan (the “Term Loan”). Under the Term Loan, $2.3 million was borrowed at a fixed interest rate of 7.05% and the remaining $2.3 million was borrowed at a floating interest rate of LIBOR plus 1.5%.  The principal amount borrowed was payable quarterly in 20 equal payments of $230,000 plus interest beginning December 31, 2006.  The Term Loan required the Company to comply with certain covenants and financial ratios.  The Term Loan matured on September 30, 2011 and was repaid in full on October 3, 2011.

The interest rate on one-half of the principal amount of the Term Loan was fixed with a fixed-for-floating interest rate swap. The Company elected to designate this fixed-for-floating interest rate swap as a cash flow hedge under ASC Topic 815, “Derivatives and Hedging.”

Scheduled Maturities

The scheduled maturities of debt are as follows:

Year	Amount

2012	$-
2013	4,251,068

$4,251,068

(7)	SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2009, the Company, in 108 separate transactions repurchased a total of 61,702 shares of its Common Stock for total consideration of approximately $930,000 at prices ranging from $10.02 to $17.00 per share.  During 2010, the Company, in 59 separate transactions repurchased a total of 39,805 shares of its Common Stock for total consideration of approximately $676,000 at prices ranging from $15.20 to $18.34 per share.  During 2011, the Company, in 25 separate transactions repurchased a total of 28,426 shares of its Common Stock for total consideration of approximately $479,000 at prices ranging from $15.02 to $19.00 per share.  As of December 31, 2011, approximately $698,000 of the previously authorized amount was available for these purchases.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve an additional 425,000 shares of Common Stock for issuance and was amended again at the June 2009 annual meeting of shareholders to reserve 625,000 additional shares of Common Stock for issuance.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2011, there were 65,768 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan.  As of December 31, 2011, there were 195,691 vested options and 205,998 unvested options outstanding under the 2005 Plan.

The Employee Stock Option Plan (the ''Employee Plan'') was adopted by the Board of Directors effective as of October 30, 1995, and as amended on September 4, 1997, February 28, 2002, and June 8, 2004, reserved 479,250 shares of Common Stock for issuance. The Employee Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The Employee Plan expired by its terms on October 30, 2005. As of December 31, 2011, there were 9,000 vested options and no unvested options outstanding under the Employee Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

Valuation Assumptions	2009	2010	2011

Expected life (1)	3.2	3.4	3.0
Risk-free interest rate (2)	1.30%	1.62%	1.25%
Expected volatility (3)	69%	59%	57%
Expected dividend yield	6.33%	4.50%	4.46%
Expected forfeiture (4)	4.97%	8.49%	10.50%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2009, 2010 and 2011, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2008	466,516	$15.55	$7.88 - $21.85	3.8	$273
Granted	19,000	$10.75	$10.75 - $10.75
Exercised	61,765	$8.77	$7.86 - $14.81
Canceled	30,500	$16.76	$11.50 - $21.75

Balance at December 31, 2009	393,251	$16.28	$9.66 - $21.85	3.2	$879
Granted	65,000	$15.62	$15.22 - $17.13
Exercised	81,063	$10.91	$9.66 - $17.81
Canceled	63,750	$19.15	$15.22 - $19.37

Balance at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853
Granted	147,000	$19.72	$19.03 - $19.75
Exercised	43,749	$12.94	$9.66 - $19.40
Canceled	6,000	$14.60	$11.50 - $15.22

Balance at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4.0	$219

Exercisable at December 31, 2009	264,540	$16.01	$9.66 - $21.85	2.3	$611

Exercisable at December 31, 2010	193,541	$17.60	$9.66 - $21.85	3.0	$429

Exercisable at December 31, 2011	204,691	$18.43	$10.20 - $21.85	2.4	$152

The weighted average grant date fair value of options granted was $3.70, $5.16 and $5.98 per option during the years ended December 31, 2009, 2010 and 2011, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2009, 2010 and 2011 were $457,000, $50,000 and $0, respectively. The associated income tax benefit from stock options exercised during the year ended December 31, 2009, 2010 and 2011, was $1,000, $120,000 and $19,000, respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $423,000, $505,000 and $305,000, respectively. As of December 31, 2011, there was $643,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information about the options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2011	Weighted Average Exercise Price

$8.74 — 10.92	19,000	4.2	$10.65	12,667	10.61
10.93 — 13.11	20,589	2.2	11.94	20,589	11.94
13.12 — 15.29	34,000	3.1	15.22	-	-
15.30 — 17.48	23,000	5.2	16.34	4,335	17.13
17.49 — 19.66	70,600	1.8	18.21	62,600	18.07
19.67 — 21.85	243,500	4.8	20.26	104,500	20.93

$8.74 — 21.85	410,689	4.0	$18.41	204,691	$18.43

(8)	LONG-TERM INCENTIVE PROGRAM

In June 2009, the Compensation Committee of the Company adopted the LTIP.  The LTIP, which operates under the 2005 Plan, provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Details of the LTIP are as follows:

The Company’s executive officers may earn an aggregate of up to $1,050,000 in cash and up to 80,000 shares of Common Stock of the Company.  The Company issued restricted stock units with respect to the 80,000 shares.  Frederic W. Birner, the Company’s Chairman and Chief Executive Officer, Dennis N. Genty, the Company’s Chief Financial Officer, and Mark A. Birner, D.D.S., the Company’s President, may earn up to 50%, 25% and 25% of the foregoing amounts, respectively.  Of the foregoing amounts, 24%, 33% and 43% were able to be earned in each of 2009, 2010 and 2011, respectively.

The executive officers were able to earn the foregoing amounts through achievement by the Company of performance targets related to patient revenue growth, practice additions, adjusted EBITDA margin and earnings per share growth.  The executive officers were able to earn 100% of the amounts allocated to a particular year if the Company exceeds all four of the annual performance targets, 90% if the Company exceeds three of the four annual performance targets, 66.7% if the Company exceeds two of the four annual performance targets, and 0% if the Company achieves fewer than two of the four annual performance targets.  The Compensation Committee reviewed each of the performance targets annually and administered the LTIP.

All amounts vested for each executive officer as each executive officer was employed by the Company on December 31, 2011.  These amounts were paid during the first quarter of 2012.

For the year ended December 31, 2009, the Company accrued approximately $227,000 related to the cash portion and recorded $245,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the year ended December 31, 2010, the Company accrued approximately $231,000 related to the cash portion and recorded $250,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the year ended December 31, 2011, the Company did not record any expenses related to the LTIP.

(9)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $3,968,865, $4,195,017 and $4,214,361 for the years ended December 31, 2009, 2010 and 2011, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

Years ending December 31,
2012	$3,305,076
2013	2,783,994
2014	2,143,760
2015	1,366,432
2016	568,072
Thereafter	74,389

$10,241,723

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

Contingent Liabilities

As part of the dental Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.

On November 2, 2011, the Company terminated for cause a dentist whose Office had been acquired on December 30, 2009.  As part of the acquisition, the Company recorded an estimated fair value of contingent liabilities of $280,000 assumed in the acquisition.  Pursuant to the purchase agreement, the Company paid $5,000 to terminate the agreement.  As a result, $280,000 of contingent liabilities were extinguished and recognized as other income during the quarter ended December 31, 2011.

During the quarter ended December 31, 2011, the Company remeasured and reduced the value of contingent liabilities by $550,000 and recognized this as other income.  As of December 31, 2011, approximately $1.0 million of contingent liabilities were recorded on the consolidated balance sheets, which are exercisable starting in September 2013.

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

Income tax expense for the years ended December 31, 2009, 2010 and 2011 consists of the following:

	2009	2010	2011
Current:
Federal	$1,267,220	$270,477	$(6,284)
State	177,800	19,153	17,710
	1,445,020	289,630	11,426
Deferred:
Federal	(86,144)	666,363	980,926
State	(8,575)	60,677	73,120
	(94,719)	727,040	1,054,046

Total income tax expense	$1,350,301	$1,016,670	$1,065,472

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2009	2010	2011

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	0.5	-	0.5
Share based compensation	5.0	4.3	2.2
Other	(1.3)	-	-
	41.2%	41.3%	39.7%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2010	2011

Deferred tax assets current:
Accruals not currently deductible	$90,857	$85,607
Allowance for doubtful accounts	116,673	111,720
	207,530	197,327
Deferred tax assets long-term:
Depreciation for tax under books	469,839	-
Stock option compensation	580,806	589,879
	1,050,645	589,879
Deferred tax liabilities long-term:
Depreciation for tax over books	-	(241,235)
Contingent liabilities impairment	-	(203,500)
Intangible asset amortization for tax over books	(2,316,081)	(2,454,423)
	(2,316,081)	(2,899,158)

Net deferred tax asset (liability)	$(1,057,906)	$(2,111,952)

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company’s deferred tax assets are related to: Accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax that is less than depreciation expense for books and stock option timing differences between book and tax.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of depreciation expense for tax being greater than depreciation expense for books, intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books and the write down of contingent liabilities during the quarter ended December 31, 2011.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2009, 2010 and 2011, tax benefits associated with the exercise of stock options reduced taxes payable by approximately $1,000, $120,000 and $19,000 respectively, and increased equity by the same amount.

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

At December 31, 2010 and 2011, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2010 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2008-2011 remain open to examination by taxing jurisdictions to which the Company is subject.

(11)	BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/Stock Bonus Plan, which was established April 1, 1997. Eligible employees may make voluntary contributions to the plan.  The Company matches 40% of the first 6% of each employee’s contribution.  The Company contributed $197,000, $202,000 and $223,000 towards the plan for the years ended December 31, 2009, 2010 and 2011, respectively.  In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. For the years ended December 31, 2009, 2010 and 2011, the Company did not make any profit sharing contributions.

Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(12)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's note payable are based on similar rates currently available to the Company.  The Company believes the fair value approximates book value for the notes receivable.

The Company follows ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2010 or 2011.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3

Contingent Liabilities	$-	$-	$1,010,000
	$-	$-	$1,010,000

Balance as of December 31, 2009			$1,840,000

Additions			-
Deletions			-
Revisions			-

Balance as of December 31, 2010			$1,840,000

Additions			-
Deletions			(830,000)
Revisions			-

Balance as of December 31, 2011			$1,010,000

In 2009, 2010 and 2011, the Company recognized, on its consolidated balance sheets, approximately $21,000, $17,000 and $5,000 (net of taxes), respectively, of other comprehensive income to mark up the value of the cash flow hedge.  As required by ASC 820, the Company calculated the value of the cash flow hedge using Level II inputs.

On November 2, 2011, the Company terminated for cause a dentist whose Office had been acquired on December 30, 2009.  As part of the acquisition, the Company recorded an estimated fair value of contingent liabilities of $280,000 assumed in the acquisition.  Pursuant to the purchase agreement, the Company paid $5,000 to terminate the agreement.  As a result, $280,000 of contingent liabilities were extinguished and recognized as other income during the quarter ended December 31, 2011.

During the quarter ended December 31, 2011, the Company remeasured and reduced the value of contingent liabilities by $550,000 and recognized this as other income.  As of December 31, 2011, approximately $1.0 million of contingent liabilities were recorded on the consolidated balance sheets, which are exercisable starting in September 2013.

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

The following is a summary of the loss on discontinued operations for the years ended December 31, 2009, 2010 and 2011.

	Years Ended
	December 31,
	2009	2010	2011

Results of operations	$(606,099)	$(250,125)	$-
Future lease obligations, fair value	-	(144,978)	-
Asset impairment charge	-	(123,620)	-
Income tax benefit	249,713	214,233	-

Loss on discontinued operations	$(356,386)	$(304,490)	$-

(14)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income	Net Income Per Share of Common Stock - Diluted
2009 quarter ended:
March 31, 2009	$15,258,619	$2,335,335	$677,026	$0.36
June 30, 2009	15,116,413	2,273,973	519,593	0.27
September 30, 2009	14,588,691	1,934,180	365,550	0.19
December 31, 2009	14,209,250	1,892,050	362,897	0.19

	$59,172,973	$8,435,538	$1,925,066	$1.02

2010 quarter ended:
March 31, 2010	$16,446,881	$2,360,799	$534,356	$0.28
June 30, 2010	15,746,655	1,872,020	216,796	0.11
September 30, 2010	16,049,646	2,089,852	485,523	0.26
December 31, 2010	15,749,451	1,256,939	206,544	0.10

	$63,992,633	$7,579,610	$1,443,219	$0.75

2011 quarter ended:
March 31, 2011	$17,075,202	$1,696,340	$386,124	$0.20
June 30, 2011	16,416,545	1,710,741	365,425	0.19
September 30, 2011	15,492,724	1,249,208	374,045	0.20
December 31, 2011	14,136,136	941,721	489,733	0.26

	$63,120,607	$5,598,010	$1,615,327	$0.85

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2011.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2011 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2011 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2011 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2011 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2011 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2011 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -
As of December 31, 2010 and 2011

Consolidated Statements of Income -
Years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Cash Flows -
Years ended December 31, 2009, 2010 and 2011

Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II - Valuation and Qualifying Accounts -
Years Ended December 31, 2009, 2010 and 2011

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.
a Colorado corporation

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2012
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2012
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	March 30, 2012
Dennis N. Genty	Treasurer (Principal Financial and Accounting Officer)

/s/ Mark A. Birner	President and Director	March 30, 2012
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	March 30, 2012
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 30, 2012
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 30, 2012
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2011, 2010 and 2009 included in this Form 10-K and have issued our report thereon dated March 30, 2012. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2011, 2010 and 2009 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 30, 2012

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses		Deductions (2)	Balance at end of period

2011	$315,333	$627,713		$641,101	$301,945
2010	$371,762	$574,688		$631,117	$315,333
2009	$290,688	$695,573	(1)	$614,499	$371,762

(1) Approximately $81,000 of this amount is related to one of the dental Office acquisitions.
(2) Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document
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

10.49
Tenth Amendment to the Second Amended and Restated Credit Agreement dated June 3, 2011 between the Registrant and KeyBank National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2011.

23†	Hein & Associates LLP consent dated March 30, 2011.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1†	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†**	XBRL Instance Document

101.SCH†**	XBRL Taxonomy Extension Schema Document

101.CAL†**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.