Form 10-Q
period 2012-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2012-05-11
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 4, 2012
Common Stock, no par value	1,843,490

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
ASSETS	2011	2012

CURRENT ASSETS:
Cash and cash equivalents	$923,878	$728,668
Accounts receivable, net of allowance for doubtful accounts of $302,000 and $282,000, respectively	2,855,726	3,329,131
Deferred tax asset	197,327	197,327
Prepaid expenses and other assets	639,116	935,662

Total current assets	4,616,047	5,190,788

PROPERTY AND EQUIPMENT, net	5,789,521	6,185,637

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,095,926	10,868,916
Deferred charges and other assets	165,267	162,559
Notes receivable	155,419	145,306

Total assets	$21,822,180	$22,553,206

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,111,155	$2,002,479
Accrued expenses	1,973,593	1,723,537
Accrued payroll and related expenses	1,731,273	2,495,908
Income taxes payable	115,038	272,462

Total current liabilities	5,931,059	6,494,386

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,309,279	2,309,279
Long-term debt, net of current maturities	4,251,068	4,800,000
Other long-term obligations	1,504,684	1,501,264

Total liabilities	13,996,090	15,104,929

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,837,519 and 1,848,118 shares issued and outstanding, respectively	368,186	88,165
Retained earnings	7,457,904	7,360,112

Total shareholders' equity	7,826,090	7,448,277

Total liabilities and shareholders' equity	$21,822,180	$22,553,206

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2011		2012

REVENUE:	$17,075,202		$16,199,687

DIRECT EXPENSES:
Clinical salaries and benefits	9,712,072		9,137,850
Dental supplies	801,544		676,992
Laboratory fees	715,479		753,456
Occupancy	1,350,391		1,365,316
Advertising and marketing	577,344		675,562
Depreciation and amortization	618,194		649,562
General and administrative	1,603,838		1,209,468
	15,378,862		14,468,206

Contribution from dental offices	1,696,340		1,731,481

CORPORATE EXPENSES:
General and administrative	1,019,061	(1)	1,167,494	(1)
Depreciation and amortization	19,583		35,289

OPERATING INCOME	657,696		528,698
Interest expense, net	24,705		22,480

INCOME BEFORE INCOME TAXES	632,991		506,218
Income tax expense	246,867		197,424

NET INCOME	$386,124		$308,794

Net income per share of Common Stock - Basic	$0.21		$0.17

Net income per share of Common Stock - Diluted	$0.20		$0.17

Cash dividends per share of Common Stock	$0.20		$0.22

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,852,001		1,847,024

Diluted	1,918,207		1,859,522

(1)
Corporate expense - general and administrative includes $43,019 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended March 31, 2011 and $232,765 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2012.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, December 31, 2011	1,837,519	$368,186	$7,457,904	$7,826,090
Common Stock options exercised	7,178	-	-	-
Purchase and retirement of Common Stock	(31,459)	(512,786)	-	(512,786)
LTIP restricted stock units granted	34,880	-	-	-
Dividends declared on Common Stock	-	-	(406,586)	(406,586)
Stock-based compensation expense	-	232,765	-	232,765
Other comprehensive income	-	-	-	-
Net income, three months ended March 31, 2012	-	-	308,794	308,794

BALANCES, March 31, 2012	1,848,118	$88,165	$7,360,112	$7,448,277

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR QUARTERS ENDED MARCH 31,
(UNAUDITED)

	2011	2012
Net income	$386,124	308,794
Other comprehensive income	2,497	-

Comprehensive income	$388,621	$308,794

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386,124	$308,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640,064	684,851
Stock-based compensation expense	124,433	232,765
Provision for doubtful accounts	160,799	103,115
Discontinued operations costs	(20,152)	-
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(273,543)	(576,520)
Prepaid expenses and other assets	(416,276)	(296,546)
Deferred charges and other assets	-	2,708
Accounts payable	407,385	(108,675)
Accrued expenses	(382,411)	(247,990)
Accrued payroll and related expenses	696,713	764,635
Income taxes payable	657,667	157,424
Other long-term obligations	46,981	(3,420)
Net cash provided by operating activities	2,027,784	1,021,141

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(719,547)	(853,956)
Notes receivable - related parties, net	4,793	10,113
Net cash used in investing activities	(714,754)	(843,843)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	4,373,113	6,431,364
Repayments – line of credit	(4,520,130)	(5,882,432)
Repayments – Term Loan	(230,000)	-
Purchase and retirement of Common Stock	(47,500)	(512,786)
Common Stock cash dividends	(370,143)	(408,654)
Net cash used in financing activities	(794,660)	(372,508)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	518,370	(195,210)
CASH AND CASH EQUIVALENTS, beginning of period	406,208	923,878
CASH AND CASH EQUIVALENTS, end of period	$924,578	$728,668

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$36,747	$28,066
Cash paid for income taxes	$25,000	$40,000
Cash received for income taxes	$435,800	$-

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$2,497	$-

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2012.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $227,000 and $225,000 for the quarters ended March 31, 2012 and 2011, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended March 31, 2012 and 2011 was approximately $233,000 and $124,000, respectively.  For the quarter ended March 31, 2012, stock-based compensation expense consisted of approximately $233,000 related to stock option expense.  For the quarter ended March 31, 2011, stock-based compensation expense consisted of approximately $43,000 related to stock option expense and approximately $81,000 related to restricted stock units granted under the Company’s long-term incentive program (the “LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2012 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended March 31, 2012 for the expected option term.

Index

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

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  In accordance with ASU 2011-07, an entity will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts.  Accordingly, entities patient service revenues will be reported net of both contractual discounts and its provision for doubtful accounts related to patient service revenues.  Additionally, ASU 2011-07 will require entities to make certain additional disclosures designed to help investors understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements.  ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years.  ASU 2011-07 did not have a material effect on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2011			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$386,124	1,852,001	$0.21	$308,794	1,847,024	$0.17

Effect of Dilutive Stock Options	-	66,206	(0.01)	-	12,498	-

Diluted EPS	$386,124	1,918,207	$0.20	$308,794	1,859,522	$0.17

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2012 and 2011 relates to the effect of 12,498 and 66,206, respectively, of dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended March 31, 2012 and 2011, options to purchase 331,100 and 136,500 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares. The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants.

Index

The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire equity in the Company. As of March 31, 2012, there were 15,768 shares available for issuance under the 2005 Plan.  On March 15, 2012, the Company’s Compensation Committee granted the Chief Executive Officer options to purchase 100,000 shares at $18.39 per share, of which 50,000 are subject to shareholder approval of an amendment to the 2005 Plan which would increase the amount of shares available by 150,000.  The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2012, there were 209,268 vested options and 218,666 unvested options under the 2005 Plan.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended
	March 31,
Valuation Assumptions	2011 (5)	2012

Expected life (1)	-	5.0
Risk-free interest rate (2)	-	0.88%
Expected volatility (3)	-	50%
Expected dividend yield	-	4.79%
Expected Forfeiture (4)	-	-

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter ended March 31, 2011.

Index

A summary of option activity as of March 31, 2012, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4.0	$219
Granted	50,000	$18.39	$18.39 - $18.39
Exercised	32,755	$14.53	$10.20 - $17.61

Outstanding at March 31, 2012	427,934	$18.70	$10.75 - $21.85	4.3	$294

Exercisable at March 31, 2012	209,268	$18.78	$10.75 - $21.85	3.1	$172

The weighted average grant date fair values of options granted were $5.36 per share during the quarter ended March 31, 2012.  No stock options were granted during the quarter ended March 31, 2011.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2012 and 2011 were $0 and $0, respectively. There was no associated income tax effect from stock options exercised during the quarters ended March 31, 2012 and 2011.  As of the date of exercise, the total intrinsic values of options exercised during quarters ended March 31, 2012 and 2011 were $131,545 and $80,915, respectively. As of March 31, 2012, there was approximately $678,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.73 years.

(5)	LONG-TERM INCENTIVE PROGRAM

On June 3, 2009, the Compensation Committee of the Board of Directors adopted the LTIP.  The LTIP, which operated under the 2005 Plan, provided for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Details of the LTIP are as follows:

The Company’s executive officers were able to earn an aggregate of up to $1,050,000 in cash and up to 80,000 shares of Common Stock of the Company.  The Company issued restricted stock units with respect to the 80,000 shares.  Frederic W. Birner, the Company’s Chairman and Chief Executive Officer, Dennis N. Genty, the Company’s Chief Financial Officer, and Mark A. Birner, D.D.S., the Company’s President, were able to earn up to 50%, 25% and 25% of the foregoing amounts, respectively.  Of the foregoing amounts, 24%, 33% and 43% were able to be earned in each of 2009, 2010 and 2011, respectively.

The executive officers were able to earn the foregoing amounts through achievement by the Company of performance targets related to patient revenue growth, practice additions, adjusted EBITDA margin and earnings per share growth.  The executive officers were able to earn 100% of the amounts allocated to a particular year if the Company exceeded all four of the annual performance targets, 90% if the Company exceeded three of the four annual performance targets, 66.7% if the Company exceeded two of the four annual performance targets, and 0% if the Company achieved fewer than two of the four annual performance targets.  The Compensation Committee reviewed each of the performance targets annually and administered the LTIP.

All amounts vested for each executive officer on December 31, 2011.  These amounts were paid during the first quarter of 2012.

Index

(6)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010; January 14, 2011; April 8, 2011	0.20
July 8, 2011; October 14, 2011; January 13, 2012; April 13, 2012	0.22

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

On June 3, 2011, the Company amended its Second Amended and Restated Credit Agreement (the “Credit Facility”).  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of March 31, 2012, the Company’s LIBOR borrowing rate was 2.24% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2012, the Company had approximately $4.8 million outstanding and approximately $2.2 million available for borrowing under the Credit Facility.  The $4.8 million outstanding was under the LIBOR rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios.  At March 31, 2012, the Company was in full compliance with all of its covenants under the Credit Facility.

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

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2012 and 2011. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 64 Offices in Colorado, New Mexico and Arizona staffed by 70 general dentists and 40 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no changes to these policies since the filing of that report.

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

Index

The Company seeks to increase its revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs and by adding additional specialty services.  The Company also seeks to increase revenue by opening de novo Offices and by making select acquisitions of dental practices.  The Company seeks to supplement fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity.  The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

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

Results of Operations

For the quarter ended March 31, 2012, revenue decreased $876,000, or 5.1%, to $16.2 million compared to $17.1 million for the quarter ended March 31, 2011.  For the quarter ended March 31, 2012, net income decreased $77,000, or 20.0% to $309,000, or $0.17 per share, compared to $386,000, or $0.20 per share, for the quarter ended March 31, 2011.  Net income was negatively affected by an increase of $190,000 in stock-based compensation expense pursuant to ASC Topic 718.

During the quarter ended March 31, 2012, the Company generated $1.0 million of cash from operations.  During this period, the Company had capital expenditures of approximately $854,000, paid dividends of approximately $409,000 and repurchased outstanding Common Stock for $513,000 pursuant to the Company’s stock repurchase program, while increasing total bank debt by approximately $549,000.

Index

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $26,000, or 1.9%, to $1.4 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters
	Ended March 31,
	2011	2012
RECONCILIATION OF EBITDA:
Net income	$386,124	$308,794
Add back:
Depreciation and amortization - Offices	618,194	649,562
Depreciation and amortization - Corporate	19,583	35,289
Stock-based compensation expense	124,433	232,765
Interest expense, net	24,705	22,480
Income tax expense	246,867	197,424

Adjusted EBITDA	$1,419,906	$1,446,314

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2011		2012

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	56.9%		56.4%
Dental supplies	4.7%		4.2%
Laboratory fees	4.2%		4.7%
Occupancy	7.9%		8.4%
Advertising and marketing	3.4%		4.2%
Depreciation and amortization	3.6%		4.0%
General and administrative	9.4%		7.5%
	90.1%		89.3%

Contribution from dental offices	9.9%		10.7%

Corporate Expenses:
General and administrative	6.0	% (1)	7.2	% (1)
Depreciation and amortization	0.1%		0.2%

Operating income	3.9%		3.3%

Interest expense	0.1%		0.1%

Income before income taxes	3.7%		3.1%
Income tax expense	1.4%		1.2%

Net income	2.3%		1.9%

(1)
Corporate expenses - general and administrative includes $43,019 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended March 31, 2011 and $232,765 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2012.

Index

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011:

Revenue

For the quarter ended March 31, 2012, revenue decreased $876,000, or 5.1%, to $16.2 million compared to $17.1 million for the quarter ended March 31, 2011.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2012, clinical salaries and benefits decreased $574,000, or 5.9%, to $9.1 million compared to $9.7 million for the quarter ended March 31, 2011.  As a percentage of revenue, clinical salaries and benefits decreased to 56.4% for the quarter ended March 31, 2012 compared to 56.9% for the quarter ended March 31, 2011.

Dental supplies. For the quarter ended March 31, 2012, dental supplies decreased to $677,000 compared to $802,000 for the quarter ended March 31, 2011, a decrease of $125,000, or 15.5%.  As a percentage of revenue, dental supplies decreased to 4.2% for the quarter ended March 31, 2012 compared to 4.7% for the quarter ended March 31, 2011.

Laboratory fees. For the quarter ended March 31, 2012, laboratory fees increased to $753,000 compared to $715,000 for the quarter ended March 31, 2011, an increase of $38,000, or 5.3%.  As a percentage of revenue, laboratory fees increased to 4.7% for the quarter ended March 31, 2012 compared to 4.2% for the quarter ended March 31, 2011.

Occupancy. For the quarter ended March 31, 2012, occupancy expense increased $15,000, or 1.1%, to $1.4 million compared to the quarter ended March 31, 2011.  As a percentage of revenue, occupancy expense increased to 8.4% for the quarter ended March 31, 2012 compared to 7.9% for the quarter ended March 31, 2011.

Advertising and marketing. For the quarter ended March 31, 2012, advertising and marketing expense increased to $676,000 compared to $577,000 for the quarter ended March 31, 2011, an increase of $98,000, or 17.0%.  As a percentage of revenue, advertising and marketing expense increased to 4.2% for the quarter ended March 31, 2012 compared to 3.4% for the quarter ended March 31, 2011.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. For the quarter ended March 31, 2012, depreciation and amortization expenses attributable to the Offices increased to $650,000 compared to $618,000 for the quarter ended March 31, 2011, an increase of $31,000, or 5.1%.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.0% for the quarter ended March 31, 2012 compared to 3.6% for the quarter ended March 31, 2011.

General and administrative-Offices:  For the quarter ended March 31, 2012, general and administrative expenses attributable to the Offices decreased $394,000, or 24.6%, to $1.2 million compared to $1.6 million for the quarter ended March 31, 2011.  As a percentage of revenue, general and administrative expenses decreased to 7.5% for the quarter ended March 31, 2012 compared to 9.4% for the quarter ended March 31, 2011.

Contribution from dental Offices

As a result of revenue decreasing $876,000 and direct expenses decreasing $911,000 during the quarter ended March 31, 2012, contribution from dental Offices increased $35,000, or 2.1%, to $1.7 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  As a percentage of revenue, contribution from dental Offices increased to 10.7% for the quarter ended March 31, 2012 compared to 9.9% for the quarter ended March 31, 2011.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2012, corporate expenses – general and administrative increased to $1.2 million compared to $1.0 million for the quarter ended March 31, 2011, an increase of $148,000 or 14.6%.  This increase is primarily attributable to increases of $190,000 related to stock-based compensation expense pursuant to ASC Topic 718, $50,000 in executive officers’ bonuses, $46,000 in social media consulting fees, and $24,000 in employee benefits, offset by a decrease of $156,000 related to expense for the long-term incentive plan for the executive officers.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.2% for the quarter ended March 31, 2012 compared to 6.0% for the quarter ended March 31, 2011.

Index

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2012, corporate expenses - depreciation and amortization increased to $35,000 compared to $20,000 for the quarter ended March 31, 2011, an increase of $16,000 or 80.2%.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.2% for the quarter ended March 31, 2012 compared to 0.1% for the quarter ended March 31, 2011.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $129,000, or 19.6%, to $529,000 for the quarter ended March 31, 2012 compared to $658,000 for the quarter ended March 31, 2011.  As a percentage of revenue, operating income decreased to 3.3% for the quarter ended March 31, 2012 compared to 3.9% for the quarter ended March 31, 2011.

Interest expense/(income), net

For the quarter ended March 31, 2012, interest expense decreased to $22,000 compared to $25,000 for the quarter ended March 31, 2011, a decrease of $3,000, or 9.0%. This decrease in interest expense is attributable to lower interest rates on the Credit Facility and the Term Loan being repaid in full on October 3, 2011.  As a percentage of revenue, interest expense remained constant at 0.1% for the quarters ended March 31, 2012 and 2011.

Net income

As a result of the above, the Company’s net income was $309,000 for the quarter ended March 31, 2012 compared to net income of $386,000 for the quarter ended March 31, 2011, a decrease of $77,000 or 20.0%.  Net income for the quarter ended March 31, 2012 was net of income tax expense of $197,000 while net income for the quarter ended March 31, 2011 was net of income tax expense of $247,000. The effective tax rate remained constant at 39.0% for the quarters ended March 31, 2012 and 2011.  As a percentage of revenue, net income decreased to 1.9% for the quarter ended March 31, 2012 compared to 2.3% for the quarter ended March 31, 2011.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and its Credit Facility.  As of March 31, 2012, the Company had a working capital deficit of approximately $1.3 million, retained earnings of $7.4 million and a cash balance of $729,000.

Net cash provided by operating activities was approximately $1.0 million and $2.0 million for the quarters ended March 31, 2012 and 2011, respectively. During the 2012 period, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $408,000 and an increase in income taxes payable of approximately $157,000, offset by an increase in accounts receivable of approximately $577,000 and an increase in prepaid expenses and other assets of approximately $297,000.  During quarter ended March 31, 2011, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $722,000, an increase in income taxes payable of approximately $658,000, and an increase in other long-term obligations of approximately $47,000 offset by an increase in prepaid expenses and other assets of approximately $416,000 and an increase in accounts receivable of approximately $274,000.

Net cash used in investing activities was approximately $844,000 and $715,000 for the quarters ended March 31, 2012 and 2011, respectively. For the quarter ended March 31, 2012, the Company invested approximately $854,000 in capital expenditures, offset by a decrease in notes receivable of $10,000. For the quarter ended March 31, 2011, the Company invested $720,000 in capital expenditures.

Net cash used in financing activities was approximately $373,000 for the quarter ended March 31, 2012 and $795,000 for the quarter ended March 31, 2011. During the quarter ended March 31, 2012, net cash used in financing activities was comprised of approximately $513,000 used in the purchase and retirement of Common Stock and approximately $409,000 for the payment of dividends, offset by approximately $549,000 in advances under the Credit Facility.  During the quarter ended March 31, 2011, net cash used in financing activities was comprised of approximately $370,000 for the payment of dividends, approximately $230,000 for the repayment of the Term Loan, approximately $147,000 used to pay down the Credit Facility and approximately $48,000 used in the purchase and retirement of Common Stock.

Index

On June 3, 2011, the Company amended its Credit Facility.  The amendment decreased the interest rate margins and extended the expiration of the Credit Facility from May 31, 2012 to May 31, 2013.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate plus a margin.  The amendment eliminated a .25% Base Rate margin.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%, which is a decrease from the previous 2.5% margin.  As of March 31, 2012, the Company’s LIBOR borrowing rate was 2.24% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2012, the Company had approximately $4.8 million outstanding and approximately $2.2 million available for borrowing under the Credit Facility.  The $4.8 million outstanding was under the LIBOR rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At March 31, 2012, the Company was in full compliance with all of its covenants under the Credit Facility.

As of March 31, 2012, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$4,800,000	$-	$4,800,000	$-	$-
Operating lease obligations	11,315,049	3,561,154	5,317,752	2,383,268	52,875
Total	$16,115,049	$3,561,154	$10,117,752	$2,383,268	$52,875

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2012.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period January 1, 2012 through March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 through January 31, 2012	28,700	$16.16	28,700	$234,051
February 1, 2012 through February 29, 2012	2,759	17.70	2,759	$185,215
March 1, 2012 through March 31, 2012	-	-	-	$1,000,000
Total	31,459	$16.30	31,459

(1)
The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  On March 26, 2012, the Company’s Board of Directors approved up to $1 million of stock repurchases from that date.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of March 31, 2012, the dollar value of shares that may be purchased under the stock repurchase program was approximately $1 million.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 11, 2012	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)