Form 10-Q
period 2012-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2012-08-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 3, 2012
Common Stock, no par value	1,841,790

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2011	2012
CURRENT ASSETS:
Cash and cash equivalents	$923,878	$687,739
Accounts receivable, net of allowance for doubtful accounts of $302,000 and $308,000, respectively	2,855,726	3,015,247
Deferred tax asset	197,327	197,327
Prepaid expenses and other assets	639,116	787,427

Total current assets	4,616,047	4,687,740

PROPERTY AND EQUIPMENT, net	5,789,521	6,682,577

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,095,926	10,643,774
Deferred charges and other assets	165,267	162,459
Notes receivable	155,419	137,560

Total assets	$21,822,180	$22,314,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,111,155	$2,010,326
Accrued expenses	1,973,593	1,558,232
Accrued payroll and related expenses	1,731,273	2,215,805
Income taxes payable	115,038	363,355
Current maturities of long-term debt	-	400,000

Total current liabilities	5,931,059	6,547,718

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,309,279	2,309,279
Long-term debt, net of current maturities	4,251,068	4,776,500
Other long-term obligations	1,504,684	1,492,078

Total liabilities	13,996,090	15,125,575

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,837,519 and 1,841,790 shares issued and outstanding, respectively	368,186	91,452
Retained earnings	7,457,904	7,097,083

Total shareholders' equity	7,826,090	7,188,535

Total liabilities and shareholders' equity	$21,822,180	$22,314,110

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2011		2012		2011		2012

REVENUE:	$16,416,545		$15,775,428		$33,491,748		$31,975,115

DIRECT EXPENSES:
Clinical salaries and benefits	9,237,249		8,951,275		18,949,321		18,089,124
Dental supplies	697,738		712,490		1,499,282		1,389,482
Laboratory fees	793,852		798,072		1,509,330		1,551,528
Occupancy	1,328,738		1,370,243		2,679,129		2,735,560
Advertising and marketing	607,916		702,101		1,185,260		1,377,664
Depreciation and amortization	609,586		685,394		1,227,779		1,334,956
General and administrative	1,430,725		1,235,366		3,034,563		2,444,835
	14,705,804		14,454,941		30,084,664		28,923,149

Contribution from dental offices	1,710,741		1,320,487		3,407,084		3,051,966

CORPORATE EXPENSES:
General and administrative	1,058,674	(1)	1,019,259	(1)	2,077,735	(2)	2,186,754	(2)
Depreciation and amortization	31,420		41,870		51,003		77,159

OPERATING INCOME	620,647		259,358		1,278,346		788,053
Interest expense, net	21,589		26,299		46,295		48,778

INCOME BEFORE INCOME TAXES	599,058		233,059		1,232,051		739,275
Income tax expense	233,633		90,893		480,500		288,317

NET INCOME	$365,425		$142,166		$751,551		$450,958

Net income per share of Common Stock - Basic	$0.20		$0.08		$0.41		$0.24

Net income per share of Common Stock - Diluted	$0.19		$0.08		$0.39		$0.24

Cash dividends per share of Common Stock	$0.22		$0.22		$0.42		$0.44

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,856,506		1,843,738		1,854,266		1,843,302

Diluted	1,921,563		1,852,103		1,920,081		1,853,433

(1)
Corporate expense - general and administrative includes $90,636 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended June 30, 2011 and  $112,198 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2012.

(2)
Corporate expense - general and administrative includes $133,655 of stock-based compensation expense pursuant to ASC Topic 718 and $162,828 related to a long-term incentive program for the six months ended June 30, 2011 and  $344,963 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2012.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (UNAUDITED)

	Common Stock		Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, December 31, 2011	1,837,519	$368,186	$7,457,904	$7,826,090
Common Stock options exercised	7,178	-	-	-
Purchase and retirement of Common Stock	(37,787)	(621,697)	-	(621,697)
LTIP restricted stock units issued	34,880	-	-	-
Dividends declared on Common Stock	-	-	(811,779)	(811,779)
Stock-based compensation expense	-	344,963	-	344,963
Other comprehensive income	-	-	-	-
Net income, six months ended June 30, 2012	-	-	450,958	450,958

BALANCES, June 30, 2012	1,841,790	$91,452	$7,097,083	$7,188,535

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR SIX MONTHS ENDED JUNE 30,
 (UNAUDITED)

	2011	2012
Net income	$751,551	450,958
Other comprehensive income	4,198	-

Comprehensive income	$755,749	$450,958

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$751,551	$450,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,281,069	1,412,115
Stock-based compensation expense	296,483	344,963
Provision for doubtful accounts	306,175	255,156
Discontinued operations costs	(40,290)	-
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(191,596)	(414,677)
Prepaid expenses and other assets	(279,648)	(148,311)
Deferred charges and other assets	14,151	2,808
Accounts payable	2,956	(100,829)
Accrued expenses	(333,323)	(414,686)
Accrued payroll and related expenses	353,893	484,532
Income taxes payable	854,404	248,317
Other long-term obligations	97,174	(12,606)
Net cash provided by operating activities	3,112,999	2,107,740

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,225,137)	(1,853,017)
Notes receivable - related parties, net	7,076	17,859
Net cash used in investing activities	(1,218,061)	(1,835,158)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	7,188,033	10,866,077
Repayments – line of credit	(7,635,050)	(11,940,645)
Advances – Term Loan	-	2,000,000
Repayments – Term Loan	(460,000)	-
Purchase and retirement of Common Stock	(47,500)	(621,697)
Common Stock cash dividends	(740,609)	(812,456)
Net cash used in financing activities	(1,695,126)	(508,721)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	199,812	(236,139)
CASH AND CASH EQUIVALENTS, beginning of period	406,208	923,878
CASH AND CASH EQUIVALENTS, end of period	$606,020	$687,739

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
(UNAUDITED),

	Six Months Ended
	June 30,
	2011	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$69,912	$57,095
Cash paid for income taxes	$61,896	$40,000
Cash received for income taxes	$435,800	$-

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$4,198	$-

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2012.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended June 30, 2012 and 2011 and was approximately $452,000 and $450,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended June 30, 2012 and 2011 was approximately $112,000 and $172,000, respectively.  For the quarter ended June 30, 2012, stock-based compensation expense consisted of approximately $112,000 related to stock option expense.  For the quarter ended June 30, 2011, stock-based compensation expense consisted of approximately $91,000 related to stock option expense and approximately $81,000 related to restricted stock units granted under the Company’s long-term incentive program (the “LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provides for long-term performance-based cash and stock opportunities for the executive officers of the Company.  The LTIP terminated on December 31, 2011, and amounts earned under the LTIP were paid in January 2012.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the six months ended June 30, 2012 and 2011 was approximately $345,000 and $296,000, respectively.  For the six months ended June 30, 2012, stock-based compensation expense consisted of approximately $345,000 related to stock option expense.  For the six months ended June 30, 2011, stock-based compensation expense consisted of approximately $134,000 related to stock option expense and approximately $163,000 related to restricted stock units granted under the LTIP.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2012 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended June 30, 2012 for the expected option term.

Index

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB) issued Accounting Standards Update (“ASU”) No. 2011-04 (ASC 2011-04), an update to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This update amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The update also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASC Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASC Update 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  In accordance with ASU 2011-07, an entity will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts.  Accordingly, entities patient service revenues will be reported net of both contractual discounts and its provision for doubtful accounts related to patient service revenues.  Additionally, ASU 2011-07 requires entities to make certain additional disclosures designed to help investors understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements.  ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years.  ASU 2011-07 did not have a material effect on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2011			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$365,425	1,856,506	$0.20	$142,166	1,843,738	$0.08

Effect of Dilutive Stock Options	-	65,057	(0.01)	-	8,365	-

Diluted EPS	$365,425	1,921,563	$0.19	$142,166	1,852,103	$0.08

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2012 and 2011 relates to the effect of 8,365 and 65,057, respectively, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended June 30, 2012 and 2011, options to purchase 457,600 and 264,500 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

Index

	Six Months Ended June 30,
	2011			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$751,551	1,854,266	$0.41	$450,958	1,843,302	$0.24

Effect of Dilutive Stock Options	-	65,815	(0.02)	-	10,131	-

Diluted EPS	$751,551	1,920,081	$0.39	$450,958	1,853,433	$0.24

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2012 and 2011 relates to the effect of 10,131 and 65,815, respectively, dilutive shares of Common Stock from stock options, which are included in total shares for the diluted earnings per share calculation.  For the six months ended June 30, 2012 and 2011, options to purchase 427,100 and 276,500 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing employees with the opportunity to acquire equity in the Company.  As of June 30, 2012, there were 103,768 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2012, there were 256,604 vested options and 233,330 unvested options under the 2005 Plan.

Index

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Valuation Assumptions	2011	2012	2011	2012

Expected life (1)	2.97	5.19	2.97	5.11
Risk-free interest rate (2)	1.25%	0.92%	1.25%	0.90%
Expected volatility (3)	57%	50%	57%	50%
Expected dividend yield	4.46	4.87%	4.46%	4.83%
Expected Forfeiture (4)	10.50%	-	10.50%	-

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of option activity as of June 30, 2012, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4.0	$219
Granted	112,000	$18.23	$16.88 - $18.39
Exercised	32,755	$14.53	$10.20 - $17.61

Outstanding at June 30, 2012	489,934	$18.62	$10.75 - $21.85	4.4	$195

Exercisable at June 30, 2012	256,604	$18.96	$10.75 - $21.85	3.3	$129

The weighted average grant date fair values of options granted were $5.30 per share and $5.98 per share during the six months ended June 30, 2012 and 2011, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2012 and 2011 were $0 and $0, respectively. There was no associated income tax effect from stock options exercised during the six months ended June 30, 2012 and 2011.  As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2012 and 2011 were $131,545 and $249,533, respectively. As of June 30, 2012, there was approximately $891,288 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.96 years.

(5)	LONG-TERM INCENTIVE PROGRAM

On June 3, 2009, the Compensation Committee of the Board of Directors adopted the LTIP.  The LTIP, which operated under the 2005 Plan, provided for long-term performance-based cash and stock opportunities for the executive officers of the Company.  The LTIP terminated on December 31, 2011, and amounts earned under the LTIP were paid in January 2012.  Details of the LTIP are as follows:

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

Index

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

All amounts vested for each executive officer on December 31, 2011.  These amounts were paid during the first quarter of 2012.

(6)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share

April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	0.17
April 9, 2010; July 9, 2010; October 8, 2010; January 14, 2011; April 8, 2011	0.20
July 8, 2011; October 14, 2011; January 13, 2012; April 13, 2012; July 13, 2012	0.22

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

On June 29, 2012, the Company amended its Credit Facility (the “Credit Facility”).  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of June 30, 2012, the Company’s LIBOR borrowing rate was 2.24% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2012, the Company had approximately $3.2 million outstanding and approximately $3.8 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.1 million outstanding under the LIBOR rate option and $77,000 outstanding under the Base Rate option. The Credit Facility is collateralized by the Company's accounts receivable and Management Agreements. The amended Credit Facility requires the Company to comply with certain covenants and financial ratios that will be first measured on September 30, 2012. Failure of the Company to satisfy a covenant or ratio would constitute a default under the Credit Facility.

(8)	TERM LOAN

On June 29, 2012, the Company entered into a $2.0 million term loan (the “Term Loan”) with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  The Term Loan requires the Company to comply with certain covenants and financial ratios that will be first measured on September 30, 2012.  Failure of the Company to satisfy a covenant or ratio would constitute a default under the Term Loan.

(9)	SUBSEQUENT EVENTS

The Company has entered into leases for two de novo Offices, which the Company anticipates will open in the fourth quarter of 2012. One Office is located in the Tucson, Arizona market and the other Office is located in the Denver/Boulder, Colorado market. The Company anticipates approximately $500,000 in capital expenditures at each de novo Office. The Company also has signed letters of intent for two addtional de nova Office locations.  The Company does not anticipate opening either of these Offices until after the first quarter of 2013.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2012 and 2011. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 64 Offices in Colorado, New Mexico and Arizona staffed by 71 general dentists and 36 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

The Company was formed with the intention of becoming the leading provider of business services to dental practices in Colorado. The Company’s growth and success in the Colorado market led to its expansion into the New Mexico and Arizona markets. The Company’s growth strategy is to focus on greater utilization of existing physical capacity through recruiting more dentists and support staff and through development of de novo Offices and selected acquisitions.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no changes to these policies since the filing of that report.

Index

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

Index

The Company seeks to increase its revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs and by adding additional specialty services.  The Company also seeks to increase revenue by opening de novo Offices and by making selected acquisitions of dental practices.  The Company seeks to supplement fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity.  The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

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

Results of Operations

For the quarter ended June 30, 2012, revenue decreased $641,000, or 3.9%, to $15.8 million compared to $16.4 million for the quarter ended June 30, 2011.  For the quarter ended June 30, 2012, net income decreased $223,000, or 61.1% to $142,000, or $0.08 per share, compared to $365,000, or $0.19 per share, for the quarter ended June 30, 2011.

For the six months ended June 30, 2012, revenue decreased $1.5 million, or 4.5%, to $32.0 million compared to $33.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, net income decreased $301,000, or 40.0% to $451,000, or $0.24 per share, compared to $752,000, or $0.39 per share, for the six months ended June 30, 2011.  Net income was negatively affected by an increase of $211,000 in stock-based compensation expense pursuant to ASC Topic 718.

For the quarter and six months ended June 30, 2012, revenue was negatively impacted by a decrease in the number of patient visits in the Offices relative to the quarter and six months ended June 30, 2011.  Additionally, for the quarter and six months ended June 30, 2012, patients accepted less expensive treatment relative to the prior periods.  The Company believes this is due to a general weakness in the economy in its markets.

During the first six months of 2012, the Company generated $2.1 million of cash from operations.  During this period, the Company had capital expenditures of approximately $1.9 million, paid dividends of approximately $812,000 and repurchased outstanding Common Stock for $622,000 pursuant to the Company’s stock repurchase program.  Between December 31, 2011 and June 30, 2012, bank debt increased by approximately $925,000.

Index

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $308,000, or 10.8%, to $2.5 million for the six months ended June 30, 2012 compared to $2.9 million for the six months ended June 30, 2011.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2011	2012	2011	2012
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$365,425	$142,166	$751,551	$450,958
Add back:
Depreciation and amortization - Offices	609,586	685,394	1,227,779	1,334,956
Depreciation and amortization - Corporate	31,420	41,870	51,003	77,159
Stock-based compensation expense	172,050	112,198	296,483	344,963
Interest expense, net	21,589	26,299	46,295	48,778
Income tax expense	233,633	90,893	480,500	288,317

Adjusted EBITDA	$1,433,703	$1,098,820	$2,853,611	$2,545,131

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2011		2012		2011		2012

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	56.3%		56.7%		56.6%		56.6%
Dental supplies	4.3%		4.5%		4.5%		4.3%
Laboratory fees	4.8%		5.1%		4.5%		4.9%
Occupancy	8.1%		8.7%		8.0%		8.6%
Advertising and marketing	3.7%		4.5%		3.5%		4.3%
Depreciation and amortization	3.7%		4.3%		3.7%		4.2%
General and administrative	8.7%		7.8%		9.1%		7.6%
	89.6%		91.6%		89.8%		90.5%

Contribution from dental offices	10.4%		8.4%		10.2%		9.5%

CORPORATE EXPENSES:
General and administrative	6.4%	(1)	6.5%	(1)	6.2%	(2)	6.8%	(2)
Depreciation and amortization	0.2%		0.3%		0.2%		0.2%

OPERATING INCOME	3.8%		1.6%		3.8%		2.5%
Interest expense	0.1%		0.2%		0.1%		0.2%

INCOME BEFORE INCOME TAXES	3.6%		1.5%		3.7%		2.3%
Income tax expense	1.4%		0.6%		1.4%		0.9%

NET INCOME	2.2%		0.9%		2.2%		1.4%

(1)
Corporate expense - general and administrative includes $90,636 of stock-based compensation expense pursuant to ASC Topic 718 and $81,414 related to a long-term incentive program for the quarter ended June 30, 2011 and  $112,198 of  stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2012.

(2)
Corporate expense - general and administrative includes $133,655 of stock-based compensation expense pursuant to ASC Topic 718 and $162,828 related to a long-term incentive program for the six months ended June 30, 2011 and  $344,963 of  stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2012.

Index

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011:

Revenue

For the quarter ended June 30, 2012, revenue decreased $641,000, or 3.9%, to $15.8 million compared to $16.4 million for the quarter ended June 30, 2011.  For the quarter ended June 30, 2012, revenue was negatively impacted by a decrease in the number of patient visits in the Offices relative to the quarter ended June 30, 2011.  Additionally, for the quarter ended June 30, 2012, patients accepted less expensive treatment relative to the prior period.  The Company believes this is due to a general weakness in the economy in its markets.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2012, clinical salaries and benefits decreased $286,000 or 3.1%, to $9.0 million compared to $9.2 million for the quarter ended June 30, 2011.  The decrease in clinical salaries and benefits is directly related to the decrease in revenue as most of the dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits increased to 56.7% for the quarter ended June 30, 2012 compared to 56.3% for the quarter ended June 30, 2011.

Dental supplies. For the quarter ended June 30, 2012, dental supplies increased to $712,000 compared to $698,000 for the quarter ended June 30, 2011, an increase of $15,000 or 2.1%.  As a percentage of revenue, dental supplies increased to 4.5% for the quarter ended June 30, 2012 compared to 4.3% for the quarter ended June 30, 2011.

Laboratory fees. For the quarter ended June 30, 2012, laboratory fees increased to $798,000 compared to $794,000 for the quarter ended June 30, 20101, an increase of $4,000 or 0.5%.  As a percentage of revenue, laboratory fees increased to 5.1% for the quarter ended June 30, 2012 compared to 4.8% for the quarter ended June 30, 2011.

Occupancy. Occupancy expense increased $42,000 or 3.1% to $1.4 million for the quarter ended June 30, 2012 compared to $1.3 million for the quarter ended June 30, 2011.  The increase in occupancy expense was largely caused by an increase in repair and maintenance expense and the cost of utilities in the Offices.  As a percentage of revenue, occupancy expense increased to 8.7% for the quarter ended June 30, 2012 compared to 8.1% for the quarter ended June 30, 2011.

Advertising and marketing. For the quarter ended June 30, 2012, advertising and marketing expense increased to $702,000 compared to $608,000 for the quarter ended June 30, 2011, an increase of $94,000 or 15.5%.  The increase in advertising and marketing expense was caused by the Company’s efforts to promote more significantly the Perfect Teeth brand name through the use of television, radio, internet and social media advertising.  As a percentage of revenue, advertising and marketing expense increased to 4.5% for the quarter ended June 30, 2012 compared to 3.7% for the quarter ended June 30, 2011.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices. For the quarter ended June 30, 2012, depreciation and amortization expenses attributable to the Offices increased to $685,000 compared to $610,000 for the quarter ended June 30, 2011, an increase of $76,000 or 12.4%.  The increase in depreciation and amortization expense is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.3% for the quarter ended June 30, 2012 compared to 3.7% for the quarter ended June 30, 2011.

General and administrative-Offices.  For the quarter ended June 30, 2012, general and administrative expenses attributable to the Offices decreased to $1.2 million compared to $1.4 million for the quarter ended June 30, 2011, a decrease of $195,000 or 13.7%.  The decrease in general and administrative expenses is attributable to a decrease in training expenses paid to an outside consultant for the Company’s clinical quality improvement program.  As a percentage of revenue, general and administrative expenses decreased to 7.8% for the quarter ended June 30, 2012 compared to 8.7% for the quarter ended June 30, 2011.

Contribution from dental Offices

As a result of revenue decreasing $641,000 and direct expenses decreasing $251,000 during the quarter ended June 30, 2012, contribution from dental Offices decreased to $1.3 million for the quarter ended June 30, 2012 compared to $1.7 million for the quarter ended June 30, 2011, a decrease of $390,000 or 22.8%. As a percentage of revenue, contribution from dental Offices decreased to 8.4% for the quarter ended June 30, 2012 compared to 10.4% for the quarter ended June 30, 2011.

Index

Corporate expenses

Corporate expenses - general and administrative.  For the quarter ended June 30, 2012, corporate expenses – general and administrative decreased to $1.0 million compared to $1.1 million for the quarter ended June 30, 2011, a decrease of $39,000 or 3.7%.  There was a decrease of $156,000 related to expense for the long-term incentive plan for the executive officers, offset by increases of $71,000 in social media consulting fees, $36,000 in corporate wages, and $21,000 related to stock-based compensation expense pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.5% for the quarter ended June 30, 2012 compared to 6.4% for the quarter ended June 30, 2011.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2012, corporate expenses - depreciation and amortization increased to $42,000 compared to $31,000 for the quarter ended June 30, 2011, an increase of $10,000 or 33.3%.  This increase is attributable to new capital assets related to the Company’s new corporate facility and for the development of its new website.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.3% for the quarter ended June 30, 2012 compared to 0.2% for the quarter ended June 30, 2011.

Operating income

As a result of the decrease in contribution from dental Offices discussed above, the Company’s operating income decreased by $361,000, or 58.2%, to $259,000 for the quarter ended June 30, 2012 compared to $621,000 for the quarter ended June 30, 2011.  As a percentage of revenue, operating income decreased to 1.6% for the quarter ended June 30, 2012 compared to 3.8% for the quarter ended June 30, 2011.

Interest expense/(income), net

For the quarter ended June 30, 2012, interest expense increased to $26,000 compared to $22,000 for the quarter ended June 30, 2011, an increase of $5,000 or 21.8%.  As a percentage of revenue, interest expense increased to 0.2% for the quarter ended June 30, 2012 compared to 0.1% for the quarter ended June 30, 2011.

Net income

As a result of the above, the Company’s net income was $142,000 for the quarter ended June 30, 2012 compared to net income of $365,000 for the quarter ended June 30, 2011, a decrease of $223,000 or 61.1%.  As a percentage of revenue, net income decreased to 0.9% for the quarter ended June 30, 2012 compared to 2.2% for the quarter ended June 30, 2011.  Net income for the quarter ended June 30, 2012 was net of income tax expense of $91,000 while net income for the quarter ended June 30, 2011 was net of income tax expense of $234,000. The effective tax rate was constant at 39.0% for the quarters ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011:

Revenue

For the six months ended June 30, 2012, revenue decreased $1.5 million, or 4.5%, to $32.0 million compared to $33.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, revenue was negatively impacted by a decrease in the number of patient visits in the Offices relative to the six months ended June 30, 2011.  Additionally, for the six months ended June 30, 2012, patients accepted less expensive treatment relative to the prior period.  The Company believes this is due to a general weakness in the economy in its markets.

Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2012, clinical salaries and benefits decreased $860,000, or 4.5%, to $18.1 million compared to $18.9 million for the six months ended June 30, 2011.  The decrease in clinical salaries and benefits is directly related to the decrease in revenue as most of the dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits remained constant at 56.6% for the six months ended June 30, 2012 and 2011.

Dental supplies. For the six months ended June 30, 2012, dental supplies decreased to $1.4 million compared to $1.5 million for the six months ended June 30, 2011, a decrease of $110,000 or 7.3%.  The decrease in dental supplies is directly related to the decrease in revenue.  As a percentage of revenue, dental supplies decreased to 4.3% for the six months ended June 30, 2012 compared to 4.5% for the six months ended June 30, 2011.

Index

Laboratory fees. For the six months ended June 30, 2012, laboratory fees increased to $1.6 million compared to $1.5 million for the six months ended June 30, 2011, an increase of $42,000 or 2.8%.  The increase in laboratory expense is a result of more implant procedures being completed for patients in the Offices during the six months ended June 30, 2012 relative to the six months ended June 30, 2011.  As a percentage of revenue, laboratory fees increased to 4.9% for the six months ended June 30, 2012 compared to 4.5% for the six months ended June 30, 2011.

Occupancy. For the six months ended June 30, 2012, occupancy expense remained constant at $2.7 million for the six months ended June 30, 2012 and 2011.  As a percentage of revenue, occupancy expense increased to 8.6% for the six months ended June 30, 2012 compared to 8.0% for the six months ended June 30, 2011.

Advertising and marketing. For the six months ended June 30, 2012, advertising and marketing expense increased to $1.4 million compared to $1.2 million for the six months ended June 30, 2011, an increase of $192,000 or 16.2%.  The increase in advertising and marketing expense was caused by the Company’s efforts to promote more significantly the Perfect Teeth brand name through the use of television, radio, internet and social media advertising.  As a percentage of revenue, advertising and marketing expense increased to 4.3% for the six months ended June 30, 2012 compared to 3.5% for the six months ended June 30, 2011.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the six months ended June 30, 2012, depreciation and amortization expenses attributable to the Offices increased to $1.3 million compared to $1.2 million for the six months ended June 30,  2011, an increase of $107,000 or 8.7%.  The increase in depreciation and amortization expense is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices. As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.2% compared to 3.7% for the six months ended June 30, 2010.

General and administrative-Offices.  For the six months ended June 30, 2012, general and administrative expenses attributable to the Offices decreased to $2.4 million compared to $3.0 million for the six months ended June 30, 2011, a decrease of $590,000 or 19.4%.  The decrease in general and administrative expenses is attributable to a decrease in training expenses paid to an outside consultant for the Company’s clinical quality improvement program.  As a percentage of revenue, general and administrative expenses decreased to 7.6% for the six months ended June 30, 2011 compared to 9.1% for the six months ended June 30, 2010.

Contribution from dental Offices

As a result of revenue decreasing $1.5 million and direct expenses decreasing $1.2 million during the six months ended June 30, 2012, contribution from dental Offices decreased to $3.1 million for the six months ended June 30, 2012 compared to $3.4 million for the six months ended June 30, 2011, a decrease of $355,000 or 10.4%. As a percentage of revenue, contribution from dental Offices decreased to 9.5% for the six months ended June 30, 2012 compared to 10.2% for the six months ended June 30, 2011.

Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2012, corporate expenses – general and administrative increased to $2.2 million compared to $2.1 million for the six months ended June 30, 2011, an increase of $109,000 or 5.2%.  This increase is attributable to increases of $211,000 related to stock-based compensation expense pursuant to ASC Topic 718, $116,000 in social media consulting fees, $50,000 in executive officers’ bonuses, and $39,000 in corporate wages, offset by a decrease of $313,000 related to expense for the long-term incentive plan for the executive officers.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.8% for the six months ended June 30, 2012 compared to 6.2% for the six months ended June 30, 2011.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2012, corporate expenses - depreciation and amortization increased to $77,000 compared to $51,000 for the six months ended June 30, 2011, an increase of $26,000 or 51.3%.  This increase is attributable to new capital assets related to the Company’s new corporate facility and for the development of its new website.

Operating income

As a result of the decrease in contribution from dental Offices discussed above, the Company’s operating income decreased by $490,000, or 38.4% to $788,000 for the six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011.  As a percentage of revenue, operating income decreased to 2.5% for the six months ended June 30, 2012 compared to 3.8% for the six months ended June 30, 2011.

Index

Interest expense/(income), net

For the six months ended June 30, 2012, interest expense increased to $49,000 compared to $46,000 for the six months ended June 30, 2011, an increase of $3,000 or 5.4%.  As a percentage of revenue, interest expense increased to 0.2% for the six months ended June 30, 2012 compared to 0.1% for the six months ended June 30, 2011.

Net income

As a result of the above, the Company’s net income was $451,000 for the six months ended June 30, 2012 compared to net income of $752,000 for the six months ended June 30, 2011, a decrease of $301,000 or 40.0%.  As a percentage of revenue, net income decreased to 1.4% for the six months ended June 30, 2012 compared to 2.2% for the six months ended June 30, 2011.  Net income for the six months ended June 30, 2012 was net of income tax expense of $288,000, while net income for the six months ended June 30, 2011 was net of income tax expense of $481,000. The effective tax rate was constant at 39.0% for the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and the Term Loan.  As of June 30, 2012, the Company had a working capital deficit of approximately $1.9 million, retained earnings of $7.1 million and a cash balance of $688,000.

Net cash provided by operating activities was approximately $2.1 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $248,000, offset by an increase in accounts receivable of approximately $415,000, an increase in prepaid expenses and other assets of approximately $148,000, a decrease in accounts payable and accrued expenses of approximately $31,000, and a decrease in other long-term obligations of approximately $13,000.  During the six months ended June 30, 2011, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $854,000, an increase in other long-term obligations of approximately $97,000, an increase in accounts payable and accrued expenses of approximately $24,000, and an increase in deferred charges and other assets of $14,000, offset by an increase in prepaid expenses and other assets of approximately $280,000 and an increase in accounts receivable of approximately $192,000.

Net cash used in investing activities was approximately $1.8 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, the Company invested approximately $1.9 million in capital expenditures, offset by a decrease in notes receivable of $18,000. For the six months ended June 30, 2011, the Company invested approximately $1.2 million in capital expenditures, offset by a decrease in notes receivable of $7,000.

Net cash used in financing activities was approximately $509,000 for the six months ended June 30, 2012 and $1.7 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, net cash used in financing activities was comprised of approximately $1.1 million used to pay down the Credit Facility, $812,000 for the payment of dividends, approximately $622,000 for the purchase and retirement of Common Stock, offset by $2.0 million in advances under the Term Loan.  During the six months ended June 30, 2011, net cash used in financing activities was comprised of approximately $741,000 for the payment of dividends, $460,000 for the repayment of a prior term loan, $447,000 used to pay down the Credit Facility, and $48,000 for the purchase and retirement of Common Stock.

On June 29, 2012, the Company amended its Credit Facility.  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of June 30, 2012, the Company’s LIBOR borrowing rate was 2.24% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2012, the Company had approximately $3.2 million outstanding and approximately $3.8 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.1 million outstanding under the LIBOR rate option and $77,000 outstanding under the Base Rate option.  The Credit Facility is secured by the Company’s accounts receivable and Management Agreements. The amended Credit Facility requires the Company to comply with certain covenants and financial ratios that will be first measured on September 30, 2012.  Failure of the Company to satisfy a covenant or ratio would constitute a default under the Credit Facility.

Index

On June 29, 2012, the Company entered into the $2.0 million Term Loan with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  Proceeds from the Term Loan were used to reduce amounts outstanding under the current Credit Facility.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  The Term Loan requires the Company to comply with certain covenants and financial ratios that will be first measured on September 30, 2012.  Failure of the Company to satisfy a covenant or ratio would constitute a default under the Term Loan.

As of June 30, 2012, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$5,176,500	$400,000	$3,976,500	$800,000	$-
Operating lease obligations	10,773,996	3,555,285	5,084,923	2,090,138	43,650
Total	$15,950,496	$3,955,285	$9,061,423	$2,890,138	$43,650

The Company anticipates that its capital expenditures for the remainder of 2012, including capital expenditures for the two de novo Offices mentioned below, will be approximately $1.8 million.

The Company believes that cash generated from operations and borrowings under its Credit Facility and the Term Loan will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months. In order to meet its long-term liquidity or capital needs, the Company may issue equity or debt securities, subject to market and other conditions, or enter into additional term loans or revolving credit facilities.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

The Company has entered into leases for two de novo Offices, which the Company anticipates will open in the fourth quarter of 2012. One Office is located in the Tucson, Arizona market and the other Office is located in the Denver/Boulder, Colorado market. The Company anticipates approximately $500,000 in capital expenditures at each de novo Office. The Company also has signed letters of intent for two addtional de nova Office locations.  The Company does not anticipate opening either of these Offices until after the first quarter of 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2012.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period April 1, 2012 through June 30, 2012.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 through April 30, 2012	2,900	$17.30	2,900	$949,822
May 1, 2012 through May 31, 2012	2,928	17.10	2,928	$899,753
June 1, 2012 through June 30, 2012	500	17.39	500	$891,059
Total	6,328	$17.21	6,328

(1)
The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of June 30, 2012, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

Index

(2)	ITEM 6. EXHIBITS

Exhibit Number	Description of Document

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

10.1	Third Amended and Restated Credit Agreement dated June 29, 2012 between the Company and KeyBank National Association.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 14, 2012	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)