Form 10-Q
period 2012-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2012-11-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 5, 2012
Common Stock, no par value	1,842,402

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
ASSETS	2011	2012
CURRENT ASSETS:
Cash and cash equivalents	$923,878	$502,407
Accounts receivable, net of allowance for doubtful accounts of $302,000 and $314,000, respectively	2,855,726	3,046,507
Deferred tax asset	197,327	197,327
Prepaid expenses and other assets	639,116	669,146

Total current assets	4,616,047	4,415,387

PROPERTY AND EQUIPMENT, net	5,789,521	7,343,237

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,095,926	10,418,631
Deferred charges and other assets	165,267	159,441
Notes receivable	155,419	132,318

Total assets	$21,822,180	$22,469,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,111,155	$2,011,963
Accrued expenses	1,973,593	1,742,338
Accrued payroll and related expenses	1,731,273	2,129,467
Income taxes payable	115,038	250,582
Current maturities of long-term debt	-	400,000

Total current liabilities	5,931,059	6,534,350

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,309,279	2,309,279
Long-term debt, net of current maturities	4,251,068	4,835,158
Other long-term obligations	1,504,684	1,496,253

Total liabilities	13,996,090	15,175,040

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,837,519 and 1,842,402 shares issued and outstanding, respectively	368,186	219,074
Retained earnings	7,457,904	7,074,900

Total shareholders' equity	7,826,090	7,293,974

Total liabilities and shareholders' equity	$21,822,180	$22,469,014

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2011		2012		2011		2012

REVENUE:	$15,492,724		$15,709,423		$48,984,473		$47,684,538

DIRECT EXPENSES:
Clinical salaries and benefits	8,767,612		8,823,264		27,716,934		26,912,387
Dental supplies	658,705		689,283		2,157,987		2,078,765
Laboratory fees	679,304		751,534		2,188,635		2,303,063
Occupancy	1,381,849		1,401,550		4,060,977		4,137,110
Advertising and marketing	758,776		353,004		1,944,036		1,730,667
Depreciation and amortization	633,200		725,719		1,860,980		2,060,675
General and administrative	1,364,070		1,249,314		4,398,635		3,694,149
	14,243,516		13,993,668		44,328,184		42,916,816

Contribution from dental offices	1,249,208		1,715,755		4,656,289		4,767,722

CORPORATE EXPENSES:
General and administrative	580,564	(1)	1,018,319	(1)	2,658,299	(2)	3,205,073	(2)
Depreciation and amortization	35,575		41,308		86,578		118,467

OPERATING INCOME	633,069		656,128		1,911,412		1,444,182
Interest expense, net	19,883		28,018		66,178		76,796

INCOME BEFORE INCOME TAXES	613,186		628,110		1,845,234		1,367,386
Income tax expense	239,141		244,963		719,641		533,281

NET INCOME	$374,045		$383,147		$1,125,593		$834,105

Net income per share of Common Stock - Basic	$0.20		$0.21		$0.61		$0.45

Net income per share of Common Stock - Diluted	$0.20		$0.21		$0.59		$0.45

Cash dividends per share of Common Stock	$0.22		$0.22		$0.64		$0.66

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,859,362		1,841,817		1,855,984		1,839,788

Diluted	1,914,075		1,851,445		1,917,594		1,849,842

(1)
Corporate expense - general and administrative includes $104,759 of stock-based compensation expense pursuant to ASC Topic 718 and ($162,828) related to a long-term incentive program for the quarter ended September 30, 2011 and  $127,621 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2012.

(2)
Corporate expense - general and administrative includes $238,415 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2011 and  $472,585 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2012.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
			Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, December 31, 2011	1,837,519	$368,186	$7,457,904	$7,826,090
Common Stock options exercised	7,790	-	-	-
Purchase and retirement of Common Stock	(37,787)	(621,697)	-	(621,697)
LTIP restricted stock units issued	34,880	-	-	-
Dividends declared on Common Stock	-	-	(1,217,109)	(1,217,109)
Stock-based compensation expense	-	472,585	-	472,585
Net income, nine months ended September 30, 2012	-	-	834,105	834,105

BALANCES, September 30, 2012	1,842,402	$219,074	$7,074,900	$7,293,974

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2011	2012
Net income	$1,125,593	834,105
Other comprehensive income	5,150	-

Comprehensive income	$1,130,743	$834,105

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,125,593	$834,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,947,558	2,179,142
Stock-based compensation expense	238,415	472,585
Provision for doubtful accounts	451,739	422,261
Discontinued operations costs	(50,207)	-
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(260,684)	(613,042)
Prepaid expenses and other assets	(75,085)	(30,030)
Deferred charges and other assets	14,151	5,826
Accounts payable	266	(99,192)
Accrued expenses	(459,904)	(230,445)
Accrued payroll and related expenses	205,037	398,194
Income taxes payable	1,289,385	135,544
Other long-term obligations	89,987	(8,431)
Net cash provided by operating activities	4,516,251	3,466,517

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,295,029)	(3,055,563)
Notes receivable - related parties, net	12,014	23,101
Net cash used in investing activities	(2,283,015)	(3,032,462)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	12,045,890	15,414,758
Repayments – line of credit	(12,214,867)	(16,430,668)
Advances – term loan	-	2,000,000
Repayments – term loan	(460,000)	-
Purchase and retirement of Common Stock	(295,618)	(621,697)
Common Stock cash dividends	(1,149,823)	(1,217,919)
Net cash used in financing activities	(2,074,418)	(855,526)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	158,818	(421,471)
CASH AND CASH EQUIVALENTS, beginning of period	406,208	923,878
CASH AND CASH EQUIVALENTS, end of period	$565,026	$502,407

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$95,529	$77,831
Cash paid for income taxes	$61,896	$397,737
Cash received for income taxes	$631,640	$-

NON-CASH ITEM:

Gain recognized on interest rate swap (net of taxes)	$5,150	$-

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2012.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended September 30, 2012 and 2011, respectively.  Amortization was approximately $677,000 and $675,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended September 30, 2012 and 2011 was approximately $128,000 and ($58,000), respectively.  For the quarter ended September 30, 2012, stock-based compensation expense consisted of approximately $128,000 related to stock option expense.  For the quarter ended September 30, 2011, stock-based compensation expense consisted of approximately $105,000 related to stock option expense and approximately ($163,000) for reversal of an accrual related to restricted stock units granted under the Company’s long-term incentive program (the “LTIP”).  The LTIP was adopted by the Board of Directors on June 3, 2009 and provided for long-term performance-based cash and stock opportunities for the executive officers of the Company.  The LTIP terminated on December 31, 2011, and cash and stock earned under the LTIP were paid to the executive officers in January 2012.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2012 and 2011 was approximately $473,000 and $238,000, respectively.  For the nine months ended September 30, 2012, stock-based compensation expense related to stock option expense.  For the nine months ended September 30, 2011, stock-based compensation expense related to stock option expense.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2012 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended September 30, 2012 for the expected option term.

Index

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  In accordance with ASU 2011-07, an entity will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts.  Accordingly, an entity’s patient service revenue will be reported net of both contractual discounts and its provision for doubtful accounts related to patient service revenue.  Additionally, ASU 2011-07 requires entities to make certain additional disclosures designed to help investors understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements.  ASU 2011-07 requires retrospective application and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years.  ASU 2011-07 did not have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill.  Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  This update will not have a material effect on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2011			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$374,045	1,859,362	$0.20	$383,147	1,841,817	$0.21

Effect of Dilutive Stock Options	-	54,713	-	-	9,628	-

Diluted EPS	$374,045	1,914,075	$0.20	$383,147	1,851,445	$0.21

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2012 and 2011 relates to the effect of 9,628 and 54,713, respectively, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended September 30, 2012 and 2011, options to purchase 423,600 and 313,500 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2011			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$1,125,593	1,855,984	$0.61	$834,105	1,839,788	$0.45

Effect of Dilutive Stock Options	-	61,610	(0.02)	-	10,054	-

Diluted EPS	$1,125,593	1,917,594	$0.59	$834,105	1,849,842	$0.45

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2012 and 2011 relates to the effect of 10,054 and 61,610, respectively, dilutive shares of Common Stock from stock options, which are included in total shares for the diluted earnings per share calculation.  For the nine months ended September 30, 2012 and 2011, options to purchase 423,600 and 279,500 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

Index

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares from 625,000 shares to 775,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing employees with the opportunity to acquire equity in the Company.  As of September 30, 2012, there were 103,768 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2012, there were 254,937 vested options and 233,330 unvested options under the 2005 Plan.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2011 (5)	2012 (5)	2011	2012

Expected life (1)	-	-	2.97	5.11
Risk-free interest rate (2)	-	-	1.25%	0.90%
Expected volatility (3)	-	-	57%	50%
Expected dividend yield	-	-	4.46%	4.83%
Expected Forfeiture (4)	-	-	10.50%	-

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarters ended September 30, 2011 and 2012.

Index

A summary of option activity as of September 30, 2012, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4.0	$219
Granted	112,000	$18.23	$16.88 - $18.39
Exercised	(34,422)	$14.35	$10.20 - $17.61

Outstanding at September 30, 2012	488,267	$18.65	$10.75 - $21.85	4.2	$189

Exercisable at September 30, 2012	254,937	$19.02	$10.75 - $21.85	3.0	$120

The weighted average grant date fair values of options granted were $5.30 per share and $5.98 per share during the nine months ended September 30, 2012 and 2011, respectively.  No stock options were exercised during the nine months ended September 30, 2012 and 2011.  As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2012 and 2011 were $141,964 and $284,259, respectively. As of September 30, 2012, there was approximately $763,667 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.77 years.

(5)	LONG-TERM INCENTIVE PROGRAM

The Compensation Committee of the Board of Directors adopted the LTIP in June 2009.  The LTIP, which operated under the 2005 Plan, provided for long-term performance-based cash and stock opportunities for the executive officers of the Company.  The LTIP terminated on December 31, 2011, cash and stock amounts earned under the LTIP were paid in January 2012.  Details of the LTIP are as follows:

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

All amounts vested for each executive officer on December 31, 2011.  These amounts were paid during the first quarter of 2012.

Index

(6)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
April 10, 2009; July 10, 2009; October 9, 2009; January 8, 2010	$0.17
April 9, 2010; July 9, 2010; October 8, 2010; January 14, 2011; April 8, 2011	$0.20
July 8, 2011; October 14, 2011; January 13, 2012; April 13, 2012; July 13, 2012 October 12, 2012	$0.22

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

On June 29, 2012, the Company amended its Credit Facility (the “Credit Facility”).  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of September 30, 2012, the Company’s LIBOR borrowing rate was 2.23% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2012, the Company had approximately $3.2 million outstanding and approximately $3.8 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $2.8 million outstanding under the LIBOR rate option and $435,000 outstanding under the Base Rate option.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements.  The amended Credit Facility requires the Company to comply with certain covenants and financial ratios.  At September 30, 2012, the Company was in full compliance with all of its covenants under the Credit Facility.

(8)	TERM LOAN

On June 29, 2012, the Company entered into a $2.0 million term loan (the “Term Loan”) with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  At September 30, 2012, the Company was in full compliance with all of its covenants under the Term Loan.

(9)	SUBSEQUENT EVENTS

The Company has leased space for two de novo Offices. One Office, which is located in the Tucson, Arizona market, opened on October 31, 2012. The Company anticipates the other Office, which is located in the Denver/Boulder, Colorado market, will open in December 2012. The Company anticipates approximately $500,000 in capital expenditures at each de novo Office.  The Company also has signed letters of intent for two additional de novo Office locations.  The Company does not anticipate opening either of these additional Offices until after the first quarter of 2013.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2012 and 2011. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 65 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 37 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended September 30, 2012, revenue increased $217,000, or 1.4%, to $15.7 million compared to $15.5 million for the quarter ended September 30, 2011.  For the quarter ended September 30, 2012, net income increased $9,000, or 2.4% to $383,000, or $0.21 per share, compared to $374,000, or $0.20 per share, for the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, revenue decreased $1.3 million, or 2.7%, to $47.7 million compared to $49.0 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, net income decreased $291,000, or 25.9% to $834,000, or $0.45 per share, compared to $1.1 million, or $0.59 per share, for the nine months ended September 30, 2011.  In addition to the impact of lower revenue, net income was negatively affected by a period to period increase of $234,000 in stock-based compensation expense pursuant to ASC Topic 718.

For the three months ended September 30, 2012, the revenue increase was largely due to patients accepting more expensive treatment plans.  For the nine months ended September 30, 2012, revenue was negatively impacted, in the first and second quarters, by the general economic weakness in the Company’s markets which resulted in patients accepting less expensive treatment plans relative to the same period of 2011.

During the first nine months of 2012, the Company generated $3.5 million of cash from operations.  During this period, the Company had capital expenditures of approximately $3.1 million, paid dividends of approximately $1.2 million and repurchased outstanding Common Stock for $622,000 pursuant to the Company’s stock repurchase program.  Between December 31, 2011 and September 30, 2012, bank debt increased by approximately $984,000.  The Company’s outstanding bank debt has increased because of the Company’s commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and its continued commitment to converting its Offices to digital radiography.  During the nine month period ended September 30, 2012, the Company completed remodels and/or relocations on four of its Offices, and converted four additional Offices to digital radiography.

Index

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) remained constant at $4.1 million for the nine months ended September 30, 2012 and 2011.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2011	2012	2011	2012
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$374,045	$383,147	$1,125,593	$834,105
Add back:
Depreciation and amortization - Offices	633,200	725,719	1,860,980	2,060,675
Depreciation and amortization - Corporate	35,575	41,308	86,578	118,467
Stock-based compensation expense	(58,069)	127,621	238,414	472,585
Interest expense, net	19,883	28,018	66,178	76,796
Income tax expense	239,141	244,963	719,641	533,281

Adjusted EBITDA	$1,243,775	$1,550,776	$4,097,384	$4,095,909

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2011		2012		2011		2012

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	56.6%		56.2%		56.6%		56.4%
Dental supplies	4.3%		4.4%		4.4%		4.4%
Laboratory fees	4.4%		4.8%		4.5%		4.8%
Occupancy	8.9%		8.9%		8.3%		8.7%
Advertising and marketing	4.9%		2.2%		4.0%		3.6%
Depreciation and amortization	4.1%		4.6%		3.8%		4.3%
General and administrative	8.8%		8.0%		9.0%		7.7%
	91.9%		89.1%		90.5%		90.0%

Contribution from dental offices	8.1%		10.9%		9.5%		10.0%

CORPORATE EXPENSES:
General and administrative	3.7	%(1)	6.5	%(1)	5.4	%(2)	6.7	%(2)
Depreciation and amortization	0.2%		0.3%		0.2%		0.2%

OPERATING INCOME	4.1%		4.2%		3.9%		3.0%
Interest expense	0.1%		0.2%		0.1%		0.2%

INCOME BEFORE INCOME TAXES	4.0%		4.0%		3.8%		2.9%
Income tax expense	1.5%		1.6%		1.5%		1.1%

NET INCOME	2.4%		2.4%		2.3%		1.7%

(1)
Corporate expense - general and administrative includes $104,759 of stock-based compensation expense pursuant to ASC Topic 718 and ($162,828) related to a long-term incentive program for the quarter ended September 30, 2011 and  $127,621 of  stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2012.

(2)
Corporate expense - general and administrative includes $238,415 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2011 and  $472,585 of  stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2012.

Index

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011:

Revenue

For the quarter ended September 30, 2012, revenue increased $217,000, or 1.4%, to $15.7 million compared to $15.5 million for the quarter ended September 30, 2011.  The increase in revenue is largely due to patients accepting more expensive treatment plans.

Direct expenses

Clinical salaries and benefits. For the quarter ended September 30, 2012, clinical salaries and benefits increased $56,000, or 0.6%, to $8.8 million compared to the quarter ended September 30, 2011.  As a percentage of revenue, clinical salaries and benefits decreased to 56.2% for the quarter ended September 30, 2012 compared to 56.6% for the quarter ended September 30, 2011.

Dental supplies. For the quarter ended September 30, 2012, dental supplies increased to $689,000 compared to $659,000 for the quarter ended September 30, 2011, an increase of $31,000 or 4.6%.  As a percentage of revenue, dental supplies increased to 4.4% for the quarter ended September 30, 2012 compared to 4.3% for the quarter ended September 30, 2011.

Laboratory fees. For the quarter ended September 30, 2012, laboratory fees increased to $752,000 compared to $679,000 for the quarter ended September 30, 2011, an increase of $72,000 or 10.6%. The increase in laboratory fees is a result of a larger number of implant procedures during the quarter ended September 30, 2012 relative to the quarter ended September 30, 2011.  As a percentage of revenue, laboratory fees increased to 4.8% for the quarter ended September 30, 2012 compared to 4.4% for the quarter ended September 30, 2011.

Occupancy. For the quarter ended September 30, 2012, occupancy expense increased $20,000 or 1.4%, to $1.4 million compared to the quarter ended September 30, 2011.  The increase in occupancy expense was caused by an increase in repair and maintenance expense at the Offices.  As a percentage of revenue, occupancy expense remained constant at 8.9% for the quarters ended September 30, 2012 and 2011.

Advertising and marketing. For the quarter ended September 30, 2012, advertising and marketing expense decreased to $353,000 compared to $759,000 for the quarter ended September 30, 2011, a decrease of $406,000 or 53.5%.   The decrease in advertising and marketing is primarily attributable to a decrease in television advertising due to the 2012 election, which has dominated television commercial advertising in the Company’s markets for much of the third quarter of 2012 and limited the Company’s ability to engage in television advertising at affordable costs.  As a percentage of revenue, advertising and marketing expense decreased to 2.2% for the quarter ended September 30, 2012 compared to 4.9% for the quarter ended September 30, 2011.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices. For the quarter ended September 30, 2012, depreciation and amortization expenses attributable to the Offices increased to $726,000 compared to $633,000 for the quarter ended September 30, 2011, an increase of $93,000 or 14.6%.  The increase in depreciation and amortization expenses is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.6% for the quarter ended September 30, 2012 compared to 4.1% for the quarter ended September 30, 2011.

General and administrative-Offices.  For the quarter ended September 30, 2012, general and administrative expenses attributable to the Offices decreased to $1.2 million compared to $1.4 million for the quarter ended September 30, 2011, a decrease of $115,000 or 8.4%.  The decrease in general and administrative expenses is primarily attributable to a decrease in training expenses paid in the 2012 quarter to an outside consultant for the Company’s clinical quality improvement program.  As a percentage of revenue, general and administrative expenses decreased to 8.0% for the quarter ended September 30, 2012 compared to 8.8% for the quarter ended September 30, 2011.

Contribution from dental Offices

As a result of revenue increasing $217,000 and direct expenses decreasing $250,000 during the quarter ended September 30, 2012, contribution from dental Offices increased to $1.7 million for the quarter ended September 30, 2012 compared to $1.2 million for the quarter ended September 30, 2011, an increase of $467,000 or 37.3%. As a percentage of revenue, contribution from dental Offices increased to 10.9% for the quarter ended September 30, 2012 compared to 8.1% for the quarter ended September 30, 2011.

Index

Corporate expenses

Corporate expenses - general and administrative.  For the quarter ended September 30, 2012, corporate expenses – general and administrative increased to $1.0 million compared to $581,000 for the quarter ended September 30, 2011, an increase of $438,000 or 75.4%.  There were increases of $313,000 related to the reversal of the expense for the long-term incentive program (“LTIP”) for the executive officers during the third quarter of 2011 and $133,000 in executive officers’ bonuses.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.5% for the quarter ended September 30, 2012 compared to 3.7% for the quarter ended September 30, 2011.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2012, corporate expenses - depreciation and amortization increased to $41,000 compared to $36,000 for the quarter ended September 30, 2011, an increase of $6,000 or 16.1%.  This increase is attributable to new capital assets related to the Company’s new corporate office and for the development of its new website.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.3% for the quarter ended September 30, 2012 compared to 0.2% for the quarter ended September 30, 2011.

Operating income

As a result of the increases in contribution from dental Offices and corporate expenses discussed above, the Company’s operating income increased by $23,000, or 3.6%, to $656,000 for the quarter ended September 30, 2012 compared to $633,000 for the quarter ended September 30, 2011.  As a percentage of revenue, operating income increased to 4.2% for the quarter ended September 30, 2012 compared to 4.1% for the quarter ended September 30, 2011.

Interest expense/(income), net

For the quarter ended September 30, 2012, interest expense, net increased to $28,000 compared to $20,000 for the quarter ended September 30, 2011, an increase of $8,000 or 40.9%.  This increase in interest expense is attributable to increases in the Term Loan and Credit Facility balances.  As a percentage of revenue, interest expense, net increased to 0.2% for the quarter ended September 30, 2012 compared to 0.1% for the quarter ended September 30, 2011.

Net income

As a result of the above, the Company’s net income was $383,000 for the quarter ended September 30, 2012 compared to net income of $374,000 for the quarter ended September 30, 2011, an increase of $9,000 or 2.4%.  As a percentage of revenue, net income remained constant at 2.4% for the quarters ended September 30, 2012 and 2011.  Net income for the quarter ended September 30, 2012 was net of income tax expense of $245,000 while net income for the quarter ended September 30, 2011 was net of income tax expense of $239,000. The effective tax rate was constant at 39.0% for the quarters ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011:

Revenue

For the nine months ended September 30, 2012, revenue decreased $1.3 million, or 2.7%, to $47.7 million compared to $49.0 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, revenue was negatively impacted, in the first and second quarters, by the general economic weakness in the Company’s markets which resulted in patients accepting less expensive treatment plans relative to the same period of 2011.

Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2012, clinical salaries and benefits decreased $805,000, or 2.9%, to $26.9 million compared to $27.7 million for the nine months ended September 30, 2011.  The decrease in clinical salaries and benefits is directly related to the decrease in revenue as most of the dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits decreased to 56.4% for the nine months ended September 30, 2012 compared to 56.6% for the nine months ended September 30, 2011.

Index

Dental supplies. For the nine months ended September 30, 2012, dental supplies decreased to $2.1 million compared to $2.2 million for the nine months ended September 30, 2011, a decrease of $79,000 or 3.7%.  The decrease in dental supplies is directly related to the decrease in revenue.  As a percentage of revenue, dental supplies remained constant at 4.4% for the nine months ended September 30, 2012 and 2011.

Laboratory fees. For the nine months ended September 30, 2012, laboratory fees increased to $2.3 million compared to $2.2 million for the nine months ended September 30, 2011, an increase of $114,000 or 5.2%.  The increase in laboratory fees is a result of a larger number of implant procedures during the nine months ended September 30, 2012 relative to the nine months ended September 30, 2011.  As a percentage of revenue, laboratory fees increased to 4.8% for the nine months ended September 30, 2012 compared to 4.5% for the nine months ended September 30, 2011.

Occupancy. For the nine months ended September 30, 2012, occupancy expense increased $76,000, or 1.9%, to $4.1 million compared to the nine months ended September 30, 2011.  The increase in occupancy expense was caused by an increase in repair and maintenance expense at the Offices.  As a percentage of revenue, occupancy expense increased to 8.7% for the nine months ended September 30, 2012 compared to 8.3% for the nine months ended September 30, 2011.

Advertising and marketing. For the nine months ended September 30, 2012, advertising and marketing expense decreased to $1.7 million compared to $1.9 million for the nine months ended September 30, 2011, a decrease of $213,000 or 11.0%.  The decrease in advertising and marketing is primarily attributable to a decrease in television advertising due to the 2012 election, which has dominated television commercial advertising in the Company’s markets for much of the third quarter of 2012 and limited the Company’s ability to engage in television advertising at affordable costs.  As a percentage of revenue, advertising and marketing expense decreased to 3.6% for the nine months ended September 30, 2012 compared to 4.0% for the nine months ended September 30, 2011.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the nine months ended September 30, 2012, depreciation and amortization expenses attributable to the Offices increased to $2.1 million compared to $1.9 million for the nine months ended September 30, 2011, an increase of $200,000 or 10.7%.  The increase in depreciation and amortization expense is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices. As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.3% for the nine months ended September 30, 2012 compared to 3.8% for the nine months ended September 30, 2011.

General and administrative-Offices.  For the nine months ended September 30, 2012, general and administrative expenses attributable to the Offices decreased to $3.7 million compared to $4.4 million for the nine months ended September 30, 2011, a decrease of $704,000 or 16.0%.  The decrease in general and administrative expenses is primarily attributable to a decrease in training expenses paid in the 2012 period to an outside consultant for the Company’s clinical quality improvement program.  As a percentage of revenue, general and administrative expenses decreased to 7.7% for the nine months ended September 30, 2012 compared to 9.0% for the nine months ended September 30, 2011.

Contribution from dental Offices

As a result of revenue decreasing $1.3 million and direct expenses decreasing $1.4 million during the nine months ended September 30, 2012, contribution from dental Offices increased to $4.8 million for the nine months ended September 30, 2012 compared to $4.7 million for the nine months ended September 30, 2011, an increase of $111,000 or 2.4%. As a percentage of revenue, contribution from dental Offices increased to 10.0% for the nine months ended September 30, 2012 compared to 9.5% for the nine months ended September 30, 2011.

Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2012, corporate expenses – general and administrative increased to $3.2 million compared to $2.7 million for the nine months ended September 30, 2011, an increase of $547,000 or 20.6%.  This increase is attributable to increases of $234,000 related to stock-based compensation expense pursuant to ASC Topic 718, $133,000 in executive officers’ bonuses, and $129,000 in social media consulting fees.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.7% for the nine months ended September 30, 2012 compared to 5.4% for the nine months ended September 30, 2011.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2012, corporate expenses - depreciation and amortization increased to $118,000 compared to $87,000 for the nine months ended September 30, 2011, an increase of $32,000 or 36.8%.  This increase is attributable to new capital assets related to the Company’s new corporate office and for the development of its new website.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.2% for the nine months ended September 30, 2012 and 2011.

Index

Operating income

As a result of the increases in contribution from dental Offices and corporate expenses discussed above, the Company’s operating income decreased by $467,000, or 24.4% to $1.4 million for the nine months ended September 30, 2012 compared to $1.9 million for the nine months ended September 30, 2011.  As a percentage of revenue, operating income decreased to 3.0% for the nine months ended September 30, 2012 compared to 3.9% for the nine months ended September 30, 2011.

Interest expense/(income), net

For the nine months ended September 30, 2012, interest expense, net increased to $77,000 compared to $66,000 for the nine months ended September 30, 2011, an increase of $11,000 or 16.0%.  This increase in interest expense is attributable to increases in the Term Loan and Credit Facility balances.  As a percentage of revenue, interest expense, net increased to 0.2% for the nine months ended September 30, 2012 compared to 0.1% for the nine months ended September 30, 2011.

Net income

As a result of the above, the Company’s net income was $834,000 for the nine months ended September 30, 2012 compared to net income of $1.1 million for the nine months ended September 30, 2011, a decrease of $291,000 or 25.9%.  As a percentage of revenue, net income decreased to 1.7% for the nine months ended September 30, 2012 compared to 2.3% for the nine months ended September 30, 2011.  Net income for the nine months ended September 30, 2012 was net of income tax expense of $533,000, while net income for the nine months ended September 30, 2011 was net of income tax expense of $720,000. The effective tax rate was constant at 39.0% for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and the Term Loan.  As of September 30, 2012, the Company had a working capital deficit of approximately $2.1 million, retained earnings of $7.1 million and a cash balance of $502,000.

Net cash provided by operating activities was approximately $3.5 million and $4.5 million for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $136,000 and an increase of $69,000 in accounts payable and accrued expenses, offset by an increase in accounts receivable of approximately $613,000, and an increase in prepaid expenses and other assets of approximately $30,000.  During the nine months ended September 30, 2011, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $1.3 million, an increase in other long-term obligations of approximately $90,000, and a decrease in deferred charges and other assets of $14,000, offset by an increase in accounts receivable of approximately $261,000, an increase in prepaid expenses and other assets of approximately $75,000, and a decrease of approximately $255,000 in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $3.0 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, the Company invested approximately $3.1 million in capital expenditures, offset by a decrease in notes receivable of $23,000.  For the nine months ended September 30, 2011, the Company invested approximately $2.3 million in capital expenditures, offset by a decrease in notes receivable of $12,000.

Net cash used in financing activities was approximately $856,000 for the nine months ended September 30, 2012 and $2.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, net cash used in financing activities was comprised of approximately $1.2 million for the payment of dividends, $1.0 million used to pay down the Credit Facility, and approximately $622,000 for the purchase and retirement of Common Stock, offset by $2.0 million in advances under the Term Loan.  During the nine months ended September 30, 2011, net cash used in financing activities was comprised of approximately $1.1 million for the payment of dividends, $460,000 for the repayment of a prior term loan, $169,000 used to pay down the Credit Facility, and $296,000 for the purchase and retirement of Common Stock.

Index

On June 29, 2012, the Company amended its Credit Facility.  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of September 30, 2012, the Company’s LIBOR borrowing rate was 2.23% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At September 30, 2012, the Company had approximately $3.2 million outstanding and approximately $3.8 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $2.8 million outstanding under the LIBOR rate option and $435,000 outstanding under the Base Rate option.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements.  The amended Credit Facility requires the Company to comply with certain covenants and financial ratios.  At September 30, 2012, the Company was in full compliance with all of its covenants under the Credit Facility.

On June 29, 2012, the Company entered into a $2.0 million Term Loan with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  Proceeds from the Term Loan were used to reduce amounts outstanding under the Credit Facility.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  At September 30, 2012, the Company was in full compliance with all of its covenants under the Term Loan.

As of September 30, 2012, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$5,235,158	$400,000	$4,035,158	$800,000	$-
Operating lease obligations	11,527,891	3,573,638	5,389,892	2,440,853	123,508
Total	$16,763,049	$3,973,638	$9,425,050	$3,240,853	$123,508

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2012.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period July 1, 2012 through September 30, 2012.  The Company’s stock repurchase program has been ongoing for more than five years and the program has no expiration date.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of September 30, 2012, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

Index

(1)	ITEM 6. EXHIBITS

Exhibit
Number	Description of Document

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 13, 2012	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)