Form 10-K
period 2012-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2013-04-01
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400
DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 26, 2013
Common Stock, without par value	1,846,402

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2012, the last business day of the registrant’s most recent completed second fiscal quarter, was $10,909,225.  This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2012.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (together with its subsidiaries, the “Company”), which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1, “Business,” Item 1A, “Risk Factors,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures and payment or nonpayment of dividends.

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

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1.   Business.

General

The Company is a dental business service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 46 affiliated dental practices (“Offices”) in Colorado and ten in New Mexico, the Company believes that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  The Company currently provides business services to 65 Offices, of which 37 were acquired and 28 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings.  Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $108.4 billion in 2011. CMS also projects that dental expenditures will reach approximately $167.9 billion by 2020, representing an increase of approximately 54.9% over 2011 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic dental services.

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

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through television, radio, internet, social media and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided, as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2012 and 2011, the Company used television, radio and print advertising in the Denver, Colorado, Colorado Springs, Colorado and Albuquerque, New Mexico markets and used social media and internet advertising in all of its markets, including Arizona.  During 2010, the Company used television, radio and print advertising in the Denver, Colorado market and radio advertising in Colorado Springs, Colorado and Albuquerque, New Mexico and expanded its internet advertising.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices. The Company purchased $2.9 million of dental supplies and equipment from Henry Schein and incurred $685,000 in laboratory expenses from Pro Dental Laboratory during 2012.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans including revenue from associated co-payments accounted for 21.5% of the Company’s revenue in 2012 compared to 21.7% in 2011 and 21.0% in 2010.

Expansion Program

Between its formation in May 1995 and 2001, the Company acquired 42 practices, including seven practices that have been consolidated with existing Offices and one practice that was closed during 2004. Of those acquired practices (including the seven practices consolidated with existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico, and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 31 de novo Offices (including one practice that was consolidated with an existing Office and two that were closed during 2010).  During 2008, the Company opened one de novo Office in Longmont, Colorado.  During 2009, the Company acquired two practices in Tucson, Arizona and one practice in Denver, Colorado.  During 2010, the Company opened a de novo Office in the Albuquerque, New Mexico market and the de novo Vantage Dental Implant Center in the Denver, Colorado market.  No de novo Offices were opened during 2011.  During 2012, the Company opened two de novo Offices: one in the Tucson, Arizona market and one in the Denver, Colorado market.  The Company has signed a lease for a de novo Office in the Loveland, Colorado market and anticipates this Office will open early in the third quarter of 2013.

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

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C. that is owned by one of five different licensed dentists affiliated with the Company. The Company’s President, Mark A. Birner, DDS, is one of the five dentists and individually owns 53 P.C.s.  The Company has entered into agreements with the owners of the P.C.s, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C. or (in the case of Dr. Birner) the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, or a determination by the Company in its sole discretion that it is in its best interest, the Company may require the owner to sell the shares in the P.C. for a nominal amount to a third-party designated by the Company.  These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

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

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period ranging from three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon a specified amount per hour worked or a percentage of production attributable to their work, or a bonus based upon the operating performance of the Office. Associate dentists are compensated based upon a specified amount per hour or monthly guarantee or a percentage of production attributable to their work. Specialists are compensated based upon an hourly or monthly guarantee or a percentage of their own work.

As of December 31, 2012, the Company had 80 general dentists, 39 specialists and 67 dental hygienists who were employed by the P.C.s, and 402 non-dental employees.

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive.  In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc., Comfort Dental and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and resources, superior affiliation models, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2012, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

Trademark

The Company is the registered owner of the PERFECT TEETH™ trademark in the United States. The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The trademark is effective until 2017, when it will be subject to renewal.

Employees

As of December 31, 2012, the Company had 588 employees, including 54 part-time and 534 full-time employees.

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

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 68%, 69% and 69% of the Company’s total revenue for the years ended December 31, 2010, 2011 and 2012, respectively.  Adverse changes or conditions affecting the Colorado market, such as healthcare reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

The Company receives management fees for services provided to the P.C.s under the Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, dental hygienists or dental assistants, or control the provision of dental care in the Offices, which exercise sole decision-making authority with respect to all clinical matters. The Company’s revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company’s long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists, dental hygienists and dental assistants.  Any material loss of revenue by the P.C.s would have a material adverse effect on the Company’s business, financial condition, and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. “Business - Affiliation Model.”  Furthermore, state regulatory authorities may review the Management Agreements for legal and regulatory compliance.  If a Management Agreement with a P.C. was deemed by a regulatory or judicial authority to be in violation of any law or regulation, the Company’s relationship with the applicable Office may terminate, the shares in the P.C. may need to be transferred, the Management Agreement may require material amendments with uncertain consequence or the Company might be required to restructure its business model.

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

The Company has completed 45 dental practice acquisitions, seven of which have been consolidated into existing Offices and one of which was closed during 2004. The success of future acquisitions will depend on several factors, including the following:

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2012, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

In 2012, the Company derived approximately 10.1% of its revenue from capitated managed dental care contracts, and 11.4% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group practice that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act (the “ACA).  This act will likely have a significant impact on health care providers, insurers and others associated with the health care industry, including the Company.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company is evaluating the net impact of the ACA on its business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

The substantial value of its intangible assets may impair the Company’s results of operations and financial condition.

At December 31, 2012, intangible assets on the Company’s consolidated balance sheet were approximately $10.2 million, representing 43.8% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company relies on a single bank for its Credit Facility and Term Loan, and the Credit Facility and Term Loan contain financial and other covenants that may limit its flexibility.

The Company’s $7.0 million Credit Facility and a $2.0 million term loan (the “Term Loan”) are with a single bank.  The Company historically has renewed the Credit Facility and extended the term of the Credit Facility for one additional year annually in the spring and intends to continue this practice in the spring of 2013.  Although the Company has utilized this bank for its financing needs for over ten years, there can be no assurances that due to the current environment this bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.  In addition, the Credit Facility contains financial covenants that require the Company to maintain debt to Adjusted EBITDA and operating cash flow to fixed charges ratios.  The Credit Facility also contains other restrictive covenants regarding the incurrence of additional debt, liens, transactions with affiliates, mergers, consolidations and sales of assets and changes in management. These restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, withstand the current or future economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.

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

The Company’s business is dependent on information systems for operational processes, financial information and insurance billing operations.  The Company’s information systems could be vulnerable to damage or interruption from computer viruses, cyber attacks, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events.  A significant or prolonged interruption to the Company’s information systems could have a material adverse effect on its business, financial condition and results of operations.

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

As of the date of this Annual Report, the Company managed a total of 65 Offices with 46 in Colorado, ten in New Mexico, and nine in Arizona.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,200 square feet to 7,400 square feet.

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

	HIGH	LOW
2011

First Quarter	$20.00	$18.75
Second Quarter	21.99	18.75
Third Quarter	21.43	15.30
Fourth Quarter	18.50	14.75

2012

First Quarter	$19.49	$15.75
Second Quarter	17.98	16.32
Third Quarter	17.50	16.50
Fourth Quarter	17.50	16.21

At March 25, 2013, there were approximately 180 holders of record and approximately 400 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company declared the following quarterly cash dividends in 2011 and 2012.

Date Dividend Paid	Quarterly Dividend Paid per Share

January 14, 2011; April 8, 2011	$0.20
July 8, 2011; October 14, 2011; January 13, 2012; April 13, 2012; July 13, 2012 October 12, 2012; January 11, 2013	0.22

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

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period October 1, 2012 through December 31, 2012.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2012, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2012.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and currently provides dental practice management services to 65 Offices in Colorado, New Mexico and Arizona staffed by 80 dentists and 39 specialists.  The Company has acquired 45 practices (seven of which were consolidated into existing Offices and one that was closed) and opened 31 de novo Offices (one of which was consolidated into an existing Office and two that were closed).  During December 2012, the Company consolidated the specialty dental services of one of its acquired Denver, Colorado Offices into two other Offices and subsequently closed this Office.  The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by developing de novo Offices and by making acquisitions.

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

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model.  Revenue was $64.0 million in 2010, $63.1 million in 2011 and $62.4 million in 2012.  Contribution from the dental Offices was $7.6 million in 2010, $5.6 million in 2011 and $5.8 million in 2012.  Net income was $1.4 million in 2010, $1.6 million in 2011 and $807,000 in 2012.  The year ended December 31, 2011 was favorably impacted by the remeasurement and subsequent write down of contingent liabilities by $830,000, which the Company recognized as other income.

For the year ended December 31, 2012, revenue decreased to $62.4 million compared to $63.1 million for the year ended December 31, 2011, a decrease of $766,000 or 1.2%.  For the year ended December 31, 2012, revenue was negatively impacted by the general weakness in the Company’s markets, which resulted in patients accepting less expensive treatment plans relative to the same period of 2011.

During the fourth quarter of 2012, the Company opened two de novo Offices.  One Office, which is located in the Tucson, Arizona market, opened on October 31, 2012.  The second de novo Office is located in the Denver/Boulder, Colorado market and opened December 21, 2012.  During December 2012, the Company consolidated the specialty dental services of one of its Denver, Colorado Offices into two other Offices and subsequently closed this Office.

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

In January 2013, the Company changed the operating strategy of its Vantage Dental Implant Center (“Vantage”).  Vantage will no longer provide All-on-4™ services to its patients, the procedure for which the Company founded Vantage.  The Company has converted Vantage, which had a pre-tax operating loss in 2012 of approximately $1.1 million, into a traditional Perfect Teeth specialty Office providing oral surgery and endodontic services.

The Company’s earnings before discontinued operations, interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $120,000 or 2.4% to $5.0 million for the year ended December 31, 2012 from $4.9 million for the year ended December 31, 2011.  Adjusted EBITDA decreased $1.6 million or 24.5% to $4.9 million for the year ended December 31, 2011 from $6.5 million for the year ended December 31, 2010.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, and income tax expense to net income as in the table below.

	Year Ended December 31,
	2010	2011	2012

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$1,443,219	$1,615,327	$807,264
Add back:
Discontinued operations (before income tax expense)	518,723	-	-
Depreciation and amortization - Offices	2,432,427	2,505,957	2,838,582
Depreciation and amortization - corporate	79,061	122,217	161,693
Stock-based compensation expense	835,736	335,076	600,936
Interest expense, net	155,170	80,920	104,147
Income tax expense	1,016,670	1,065,472	502,066
Less:
Change in fair value of contingent liabilities	-	(830,000)	-

Adjusted EBITDA	$6,481,006	$4,894,969	$5,014,688

At December 31, 2012, the Company’s total assets of $23.3 million included $10.2 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $7.0 million. The Company’s retained earnings as of December 31, 2012 were approximately $6.6 million and the Company had a working capital deficit on that date of approximately $655,000.  During 2012, the Company had capital expenditures of $4.2 million, purchased approximately $622,000 of Common Stock and paid out approximately $1.6 million in dividends to its shareholders.  Between December 31, 2011 and December 31, 2012, total bank debt outstanding increased by approximately $2.2 million.  The Company’s outstanding bank debt increased because of the Company’s commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and its continued commitment to converting its Offices to digital radiography.  During the year ended December 31, 2012, the Company opened two de novo Offices, completed remodels and/or relocations on four of its offices and converted four additional Offices to digital radiography.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 21.5% of total revenue in 2012, compared to 21.7% in 2011 and 21.0% in 2010.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2010		2011		2012

Revenue	100.0%		100.0%		100.0%
Direct Expenses:
Clinical salaries and benefits	56.7%		56.5%		56.8%
Dental supplies	4.3%		4.3%		4.3%
Laboratory fees	4.4%		4.5%		5.0%
Occupancy	8.2%		8.5%		8.9%
Advertising and marketing	2.1%		4.2%		3.2%
Depreciation and amortization	3.8%		4.0%		4.6%
General and administrative	8.7%		9.0%		7.9%
	88.2%		91.1%		90.7%
Contribution from dental offices	11.8%		8.9%		9.3%

Corporate Expenses:
General and administrative	6.8	% (1)	5.6	% (1)	6.7	% (1)
Depreciation and amortization	0.1%		0.2%		0.3%
Operating income	4.9%		3.1%		2.3%
Other income
Change in fair value of contingent liabilities	0.0%		1.3%		0.0%

Interest expense	0.2%		0.1%		0.2%
Income from continuing operations before income taxes	4.7%		4.2%		2.1%
Income tax expense	1.9%		1.7%		0.8%
Income from continuing operations	2.7%		2.6%		1.3%

Loss attributable to discontinued operations, net of income taxes	(0.5)%		0.0%		0.0%
Net income	2.3%		2.6%		1.3%

(1)
Corporate expense - general and administrative includes $585,816 of stock-based compensation expense pursuant to ASC Topic 718 and $249,920 related to a long-term incentive program for the year ended December 31, 2010, $335,076 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2011 and $600,936 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Revenue decreased to $62.4 million for the year ended December 31, 2012 compared to $63.1 million for the year ended December 31, 2011, a decrease of $766,000 or 1.2%.  The two de novo Offices accounted for an additional $32,000 in revenue during the year ended December 31, 2012.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits decreased to $35.4 million for the year ended December 31, 2012 compared to $35.6 million for the year ended December 31, 2011, a decrease of $244,000 or 0.7%.  The decrease in clinical salaries and benefits is directly related to the decrease in revenue as most of the dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits increased to 56.8% in 2012 from 56.5% in 2011.

Dental supplies.   Dental supplies remained constant at $2.7 million for the years ended December 31, 2012 and 2011.  As a percentage of revenue, dental supplies remained constant at 4.3% for the years ended December 31, 2012 and 2011.

Laboratory fees.   Laboratory fees increased to $3.1 million for the year ended December 31, 2012 compared to $2.9 million for the year ended December 31, 2011, an increase of $270,000 or 9.4%.  The increase in laboratory fees is primarily a result of a larger number of implant procedures during year ended December 31, 2012 relative to the year ended December 31, 2011.  As a percentage of revenue, laboratory fees increased to 5.0% in 2012 from 4.5% in 2011.

Occupancy.  Occupancy expenses increased to $5.5 million for the year ended December 31, 2012 from $5.4 million for the year ended December 31, 2011, an increase of $159,000 or 2.9%.  The increase in occupancy expense was primarily caused by an increase in repair and maintenance expense at the Offices.  The two de novo Offices accounted for an additional $17,000 of occupancy expense during the year ended December 31, 2012.  As a percentage of revenue, occupancy expense increased to 8.9% in 2012 from 8.5% in 2011.

Advertising and marketing.   Advertising and marketing expenses decreased to $2.0 million for the year ended December 31, 2012 from $2.7 million for the year ended December 31, 2011, a decrease of $649,000 or 24.3%.  The decrease in advertising and marketing is primarily attributable to decreases of $616,000 in print advertising and $180,000 in television advertising, offset by an increase of $171,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing decreased to 3.2% in 2012 from 4.2% in 2011.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $2.8 million for the year ended December 31, 2012 from $2.5 million for the year ended December 31, 2011, an increase of $333,000 or 13.3%.   The increase in depreciation and amortization expenses is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  As a percentage of revenue, depreciation and amortization increased to 4.6% in 2012 from 4.0% in 2011.

General and administrative.   General and administrative expenses attributable to the Offices decreased to $4.9 million for the year ended December 31, 2012 from $5.7 million for the year ended December 31, 2011, a decrease of $771,000 or 13.5%.   The decrease in general and administrative expenses is primarily attributable to a decrease in training expenses paid to an outside consultant for the Company’s clinical quality improvement program, which ended during the fourth quarter of 2011.    As a percentage of revenue, Office general and administrative expenses decreased to 7.9% in 2012 from 9.0% in 2011.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of decreased revenue and decreased direct expenses, contribution from dental Offices increased to $5.8 million for the year ended December 31, 2012 from $5.6 million for the year ended December 31, 2011, an increase of $185,000 or 3.3%.  As a percentage of revenue, contribution from dental Offices increased to 9.3% in 2012 from 8.9% in 2011.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative increased to $4.2 million for the year ended December 31, 2012 from $3.5 million for the year ended December 31, 2011, an increase of $664,000 or 18.7%.  This increase is primarily attributable to increases of $266,000 related to stock-based compensation expense pursuant to ASC Topic 718, $133,000 in executive officers’ bonuses, $124,000 in social media consulting fees, and $123,000 in corporate wages.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.7% in 2012 compared to 5.6% in 2011.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization increased to $162,000 for the year ended December 31, 2012 from $122,000 for the year ended December 31, 2011, an increase of $39,000 or 32.3%.  This increase is attributable to new capital assets related to the Company’s new corporate office and for the development of its new website.  As a percentage of revenue, corporate expenses - depreciation and amortization increased to 0.3% in 2012 from 0.2% in 2011.

Operating Income

Due to the increases in contribution from dental Offices and corporate expenses, operating income decreased to $1.4 million for the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011, a decrease of $518,000 or 26.8%.  As a percentage of revenue, operating income decreased to 2.3% in 2012 from 3.1% in 2011.

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

Interest expense, net.   Interest expense, net increased to $104,000 for the year ended December 31, 2012 from $81,000 for the year ended December 31, 2011, an increase of $23,000 or 28.7%.  This increase in interest expense is attributable to higher average debt balances outstanding on the Credit Facility and Term Loan during 2012 relative to 2011.  During 2012, total bank debt outstanding increased by approximately $2.2 million.  The Company’s outstanding bank debt increased because of the Company’s commitment to upgrading its existing Offices to digital radiography.  During the year ended December 31, 2012, the Company opened two de novo Offices, completed remodels and/or relocations on four of its Offices and converted four additional Offices to digital radiography.  As a percentage of revenue, interest expense, net increased to 0.2% in 2012 from 0.1% in 2011.

Net Income

As a result of the above, the Company’s net income was $807,000 for the year ended December 31, 2012 compared to net income of $1.6 million for the year ended December 31, 2011, a decrease of $808,000 or 50.0%.  As a percentage of revenue, net income decreased to 1.3% in 2012 from 2.6% in 2011.  Net income for the year ended December 31, 2012 was net of income tax expense of $502,000, while net income for the year ended December 31, 2011 was net of income tax expense of $1.1 million.

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

Advertising and marketing.   Advertising and marketing expenses increased to $2.7 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010, an increase of $1.3 million or 98.9%.  There were increases of $748,000 in print advertising, $527,000 in television advertising and $78,000 in radio advertising increase during the year ended December 31, 2011.  As a percentage of revenue, advertising and marketing increased to 4.2% in 2011 from 2.1% in 2010.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

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

Interest expense, net.   Interest expense, net decreased to $81,000 for the year ended December 31, 2011 from $155,000 for the year ended December 31, 2010, a decrease of $74,000 or 47.9%.  This decrease in interest expense is attributable to reduced borrowings on the Credit Facility and the repayment of a term loan related to a “dutch auction” tender offer in October 2006 on October 3, 2011.  Additionally, the interest rates on the Credit Facility decreased after May 31, 2011 when the Credit Facility was amended.  As a percentage of revenue, interest expense, net decreased to 0.1% in 2011 from 0.2% in 2010.

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

Impairment of Intangible and Long-lived Assets

At December 31, 2012, intangible assets on the Company’s consolidated balance sheet were $10.2 million, representing 43.8% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Liquidity and Capital Resources

The Company finances its operations and growth primarily through a combination of cash provided by operating activities and its Credit Facility.  The Company also has entered into a term loan which was used to repay certain amounts under the Credit Facility.

Net cash provided by operating activities was $5.8 million, $5.2 million and $4.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.  During the year ended December 31, 2012, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of a decrease in prepaid expenses and other assets of $113,000 and an increase in other long-term obligations of $43,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of $539,000, a decrease in income taxes payable of $558,000, and an increase in accounts receivable (net of provision for doubtful accounts) of $338,000.    During the year ended December 31, 2011, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of $532,000 and an increase in other long-term obligations of $80,000, offset by an $830,000 change in fair value of contingent liabilities, a decrease in accounts payable, accrued expenses and accrued payroll of $782,000, an increase in accounts receivable (net of provision for doubtful accounts) of $54,000, an increase in prepaid expenses and other assets of $41,000, and an increase in deferred charges and other assets of $10,000.  During the year ended December 31, 2010, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $1.0 million and an increase in other long-term obligations of $142,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of $880,000, a decrease in income taxes payable of $684,000 and an increase in prepaid expenses and other assets of $133,000.

Net cash used in investing activities was $3.4 million, $2.4 million and $4.2 million for the years ended December 31, 2010, 2011 and 2012, respectively.  During the year ended December 31, 2012, the Company invested approximately $4.2 million in capital expenditures, including approximately $1.0 million for the two de novo Offices, $1.4 million related to remodels and/or relocations on four of its Offices and $547,000 related to four Offices that were converted to digital radiography.  During the year ended December 31, 2011, the Company invested approximately $2.4 million in capital expenditures, including approximately $779,000 to install digital radiography equipment at five Offices.  During the year ended December 31, 2010, the Company invested approximately $3.4 million in capital expenditures.

For the years ended December 31, 2010, 2011 and 2012, net cash used in financing activities was $2.8 million, $2.2 million and $39,000, respectively. For the year ended December 31, 2012, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $622,000 used in the purchase of Common Stock options exercised, and $18,000 from the tax benefit of Common Stock options, offset by approximately $423,000 in advances on the Credit Facility and $1.8 million in advances under the Term Loan.  For the year ended December 31, 2011, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $690,000 for the repayment of a Term Loan and $479,000 used in the purchase of Common Stock offset by approximately $504,000 in advances on the Credit Facility and $19,000 from the tax benefit of Common Stock options exercised.  For the year ended December 31, 2010, net cash used in financing activities was comprised of approximately $1.4 million for the payment of dividends, $920,000 for the repayment of a Term Loan and $676,000 used in the purchase of Common Stock partially offset by approximately $120,000 from the tax benefit of Common Stock options exercised, $76,000 in advances on the Credit Facility and $50,000 in proceeds from the exercise of stock options.

Cash flows from discontinued operations for the year ended December 31, 2010 are reported in the Statements of Cash Flows under operating activities.  There were no material cash flows from investing or financing activities related to the discontinued operations.

On June 29, 2012, the Company amended its Credit Facility with KeyBank National Association.  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of December 31, 2012, the Company’s LIBOR borrowing rate was 2.21% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At December 31, 2012, the Company had approximately $4.7 million outstanding and approximately $2.3 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.8 million outstanding under the LIBOR rate option and $874,000 outstanding under the Base Rate option.  The Company has $7.0 million available to borrow under the Credit Facility, subject to the terms and conditions of the agreement.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2012, the Company was in full compliance with all of its covenants under the Credit Facility.

On June 29, 2012, the Company entered into a $2.0 million term loan with KeyBank National Association (the “Term Loan”) with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  The Term Loan is used to repay certain amounts under the Credit Facility.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  At December 31, 2012, the Company had approximately $1.8 million outstanding.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  At December 31, 2012, the Company was in full compliance with all of its covenants under the Term Loan.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months.  The Company has signed a lease for a de novo Office in the Loveland, Colorado market and anticipates approximately $500,000 of capital to open this Office.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A, “Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing”.

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions. During 2010, the Company, in 59 separate transactions, repurchased a total of 39,805 shares of its Common Stock for total consideration of approximately $676,000 at prices ranging from $15.52 to $18.34 per share.  During 2011, the Company, in 25 separate transactions repurchased a total of 28,426 shares of its Common Stock for total consideration of approximately $479,000 at prices ranging from $15.02 to $19.00 per share.  During 2012, the Company, in 41 separate transactions repurchased a total of 37,787 shares of its Common Stock for total consideration of approximately $622,000 at prices ranging from $15.75 to $19.00 per share.    As of December 31, 2012, approximately $891,000 of the previously authorized amount was available for purchases.

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

Off–Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any off–balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2011 and 2012 and for each of the years ended December 31, 2010, 2011 and 2012:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
April 1, 2013

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2011	2012

CURRENT ASSETS:
Cash and cash equivalents	$923,878	$1,112,511
Accounts receivable, net of allowance for doubtful accounts of approximately $302,000 and $304,000, respectively	2,855,726	2,614,152
Notes Receivable	44,023	165,718
Deferred tax asset	197,327	205,693
Income tax receivable	-	442,630
Prepaid expenses and other assets	595,093	482,297

Total current assets	4,616,047	5,023,001

PROPERTY AND EQUIPMENT, net	5,789,521	7,894,333

OTHER NONCURRENT ASSETS:
Intangible assets, net	11,095,926	10,193,488
Deferred charges and other assets	165,267	158,316
Notes receivable	155,419	-

Total assets	$21,822,180	$23,269,138

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,111,155	$1,919,457
Accrued expenses	1,973,593	1,640,076
Accrued payroll and related expenses	1,731,273	1,718,417
Income taxes payable	115,038	-
Current maturities of long-term debt	-	400,000

Total current liabilities	5,931,059	5,677,950

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,309,279	2,997,808
Long-term debt, net of current maturities	4,251,068	6,074,042
Other long-term obligations	1,504,684	1,547,369

Total liabilities	13,996,090	16,297,169

COMMITMENTS AND CONTINGENCIES (Note 9 & Note 11)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,837,519 and 1,842,402 shares issued and outstanding, respectively	368,186	329,236
Retained earnings	7,457,904	6,642,733

Total shareholders' equity	7,826,090	6,971,969

Total liabilities and shareholders' equity	$21,822,180	$23,269,138

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2011		2012

REVENUE:	$63,992,633	$63,120,607		$62,354,189

DIRECT EXPENSES:
Clinical salaries and benefits	36,261,034	35,647,158		35,402,831
Dental supplies	2,778,532	2,742,398		2,693,604
Laboratory fees	2,817,198	2,863,431		3,133,481
Occupancy	5,235,709	5,390,982		5,549,650
Advertising and marketing	1,341,002	2,666,930		2,018,264
Depreciation and amortization	2,432,427	2,505,957		2,838,582
General and administrative	5,547,121	5,705,741		4,934,926
	56,413,023	57,522,597		56,571,338
Contribution from dental offices	7,579,610	5,598,010		5,782,851

CORPORATE EXPENSES:
General and administrative	4,366,767 (1)	3,544,074	(1)	4,207,681	(1)
Depreciation and amortization	79,061	122,217		161,693
OPERATING INCOME	3,133,782	1,931,719		1,413,477

OTHER INCOME (EXPENSE):
Change in fair value of contingent liabilities	-	830,000		-
Interest (expense), net	(155,170)	(80,920)		(104,147)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,978,612	2,680,799		1,309,330
Income tax expense	1,230,903	1,065,472		502,066
INCOME FROM CONTINUING OPERATIONS	1,747,709	1,615,327		807,264

DISCONTINUED OPERATIONS (Note 13):
Operating (loss) attributable to assets disposed of	(250,125)	-		-
(Loss) recognized on dispositions	(268,598)	-		-
Income tax benefit	214,233	-		-
LOSS ON DISCONTINUED OPERATIONS	(304,490)	-		-
NET INCOME	$1,443,219	$1,615,327		$807,264

Net income per share of Common Stock - Basic
Continuing Operations	$0.94	$0.87		$0.44
Discontinued Operations	(0.16)	-		-
Net income per share of Common Stock - Basic	$0.78	$0.87		$0.44

Net income per share of Common Stock - Diluted
Continuing Operations	$0.91	$0.85		$0.44
Discontinued Operations	(0.16)	-		-
Net income per share of Common Stock - Diluted	$0.75	$0.85		$0.44

Cash dividends per share of Common Stock	$0.80	$0.86		$0.88

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	1,857,084	1,853,307		1,839,149

Diluted	1,915,148	1,909,760		1,848,714

(1)
Corporate expenses - general and administrative includes $585,816 of stock-based compensation expense pursuant to ASC Topic 718 and $249,920 related to a long-term incentive program for the year ended December 31, 2010, $335,076 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2011 and $600,936 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2010	2011	2012
Net income	$1,443,219	$1,615,327	$807,264
Other comprehensive income/(loss)	17,002	5,150	0

Comprehensive income	$1,460,221	$1,620,477	$807,264

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Income	Earnings	Equity

BALANCES, January 1, 2010	1,858,135	$164,255	$(22,152)	$7,475,212	$7,617,315
Common Stock options exercised	32,386	50,120	-	-	50,120
Purchase and retirement of Common Stock	(39,805)	(676,082)	-	-	(676,082)
Tax benefit of Common Stock options exercised	-	119,609	-	-	119,609
Dividends declared on Common Stock	-	-	-	(1,485,226)	(1,485,226)
Stock-based compensation expense	-	835,736	-	-	835,736
Other comprehensive loss	-	-	17,002	-	17,002
Net income, year ended December 31, 2010	-	-	-	1,443,219	1,443,219

BALANCES, December 31, 2010	1,850,716	$493,638	$(5,150)	$7,433,205	$7,921,693
Common Stock options exercised	15,229	-	-	-	-
Purchase and retirement of Common Stock	(28,426)	(479,344)	-	-	(479,344)
Tax benefit of Common Stock options exercised	-	18,816	-	-	18,816
Dividends declared on Common Stock	-	-	-	(1,590,628)	(1,590,628)
Stock-based compensation expense	-	335,076	-	-	335,076
Other comprehensive income	-	-	5,150	-	5,150
Net income, year ended December 31, 2011	-	-	-	1,615,327	1,615,327

BALANCES, December 31, 2011	1,837,519	$368,186	$-	$7,457,904	$7,826,090
Common Stock options exercised, net	7,790	-	-	-	-
Purchase and retirement of Common Stock	(37,787)	(621,697)	-	-	(621,697)
LTIP restricted stock units issued	34,880	-	-	-	-
Tax benefit of Common Stock options exercised	-	(18,189)	-	-	(18,189)
Dividends declared on Common Stock	-	-	-	(1,622,435)	(1,622,435)
Stock-based compensation expense	-	600,936	-	-	600,936
Other comprehensive income	-	-	-	-	-
Net income, year ended December 31, 2012	-	-	-	807,264	807,264

BALANCES, December 31, 2012	1,842,402	$329,236	$-	$6,642,733	$6,971,969

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,443,219	$1,615,327	$807,264
Discontinued operation costs	256,110	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511,488	2,628,174	3,000,275
Stock compensation expense	835,736	335,076	600,936
Provision for doubtful accounts	574,688	627,713	579,419
Provision for (benefit from) deferred income taxes	727,040	1,054,046	680,053
Change in fair value of contingent liabilities	-	(830,000)	-
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(879,900)	(54,067)	(337,845)
Prepaid expenses and other assets	(133,218)	(40,819)	112,796
Deferred charges and other assets	(1,940)	(9,593)	6,951
Accounts payable	228,614	(51,927)	(191,698)
Accrued expenses	657,258	(516,530)	(334,217)
Accrued payroll and related expenses	149,052	(213,747)	(12,856)
Income taxes payable/(receivable)	(684,478)	532,354	(557,668)
Other long-term obligations	142,144	80,145	42,685
Net cash provided by operating activities	5,825,813	5,156,152	4,396,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	24,137	12,001	33,724
Capital expenditures	(3,440,815)	(2,447,755)	(4,202,648)
Net cash used in investing activities	(3,416,678)	(2,435,754)	(4,168,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	19,203,634	17,235,465	21,662,666
Advances - term loan	-	-	2,000,000
Repayments - line of credit	(19,128,641)	(16,731,414)	(21,239,691)
Repayments - term loan	(920,000)	(690,000)	(200,000)
Proceeds from exercise of Common Stock options	50,120	-	-
Purchase and retirement of Common Stock	(676,082)	(479,344)	(621,697)
Tax benefit of Common Stock options exercised	119,609	18,816	(18,189)
Common Stock cash dividends	(1,431,189)	(1,556,251)	(1,621,627)
Net cash used in financing activities	(2,782,549)	(2,202,728)	(38,538)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(373,414)	517,670	188,633
CASH AND CASH EQUIVALENTS, beginning of year	779,622	406,208	923,878
CASH AND CASH EQUIVALENTS, end of year	$406,208	$923,878	$1,112,511

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Years Ended December 31,
	2010	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$215,331	$119,546	$132,374
Cash paid during the year for income taxes	$854,498	$91,896	$397,759
Cash received during the year for income taxes	$-	$631,640	$-

NON-CASH ITEMS:

Gain/(loss) recognized on interest rate swap (net of taxes)	$17,002	$5,150	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2010, 2011 and 2012, the Company managed 64, 64 and 65 dental practices (collectively referred to as the ''Offices''), respectively.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and development of de novo Offices. The following table highlights the Company’s growth through December 31, 2012 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2003 and Prior	42	18	(6)
2004	-	2	(1)
2005	-	2	-
2006	-	4	(1)
2007	-	-	-
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
2012	-	2	(1)
Total	45	31	(11)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

During the fourth quarter of 2012, the Company opened two de novo Offices.  One Office, which is located in the Tucson, Arizona market, opened on October 31, 2012.  The second de novo Office is located in the Denver/Boulder, Colorado market and opened December 21, 2012.  During December 2012, the Company consolidated the specialty dental services of one of its Denver, Colorado Offices into two other Offices and subsequently closed this Office.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2012.  Such reclassification had no effect on net income.

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

During 2010, 2011 and 2012, 11.4%, 11.0% and 10.1%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2012, the Company did not have cash at any banks in excess of the federally insured amount.

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

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect outstanding balances by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% APR is charged on all account balances greater than 60 days old.  Patient accounts receivable in excess of $50 that are over 120 days old and that appear to be uncollectible are written off as bad debt and sent to an outside collections agency.

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

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,693,416, $1,729,669 and $2,097,837 for the years ended December 31, 2010, 2011 and 2012, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreement. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was $900,354, $898,505 and $902,437 for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Contingent Liabilities

As part of Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreements.  These contingent liabilities are recorded as other long-term obligations at estimated fair value, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then-trailing twelve months operating cash flows.  The liability terminates after ten years from the acquisition date.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  The changes in fair value are recognized in other income.

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

	2010			2011			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic EPS	$1,443,219	1,857,084	$0.78	$1,615,327	1,853,307	$0.87	$807,264	1,839,149	$0.44

Effect of Dilutive Stock Options	-	58,064	(0.03)	-	56,453	(0.02)	-	9,565

Diluted EPS:	$1,443,219	1,915,148	$0.75	$1,615,327	1,909,760	$0.85	$807,264	1,848,714	$0.44

The difference between basic EPS and diluted EPS for the years ended December 31, 2010, 2011 and 2012 relates to the effect of 58,064, 56,453 and 9,565 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by ASC Topic 718, “Compensation – Stock Compensation.” For the years ended December 31, 2010, 2011 and 2012, options to purchase 230,964, 313,500 and 413,100 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.  The Company recognized, on its consolidated balance sheets, approximately $17,000, $5,000 and $0 for the years ended December 31, 2010, 2011 and 2012, respectively, of other comprehensive income to mark up the value of the cash flow hedge net of taxes.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2010, 2011 and 2012 was approximately $836,000, $335,000 and $601,000, respectively. In 2010, stock-based compensation expense consisted of $586,000 related to stock options and $250,000 related to restricted stock units granted under the Company’s long-term incentive program (“LTIP”).  In 2011, stock-based compensation expense consisted of $335,000 related to stock options and $0 related to restricted stock units granted under the LTIP.  In 2012, stock-based compensation expense consisted of $601,000 related to stock options and $0 related to restricted stock units granted under the LTIP.  The LTIP was adopted by the Board of Directors on June 3, 2009 and provided for long-term performance-based cash and stock opportunities for the executive officers of the Company.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2012 equal to the expected option term.  Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2012 for the expected option term. The expected option term was calculated based on historical experience.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill.  Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  This update will not have a material effect on the Company’s consolidated financial statements.

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

2009 Acquisitions

On September 30, 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $350,000, all payable in cash, and an estimated fair value of contingent liabilities of $718,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of then trailing twelve-month operating cash flows.  During the quarter ended December 31, 2011, the Company remeasured the value of the contingent liabilities and reduced it by $300,000 to $418,000.  The $300,000 was recognized as other income.

On October 29, 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, all payable in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-month operating cash flows.  During the quarter ended December 31, 2011, the Company remeasured the value of the contingent liabilities and reduced it by $250,000 to $600,000.  The $250,000 was recognized as other income.

On December 30, 2009, the Company acquired the assets of a dental practice and entered into a Management Agreement to manage the practice for a purchase price of $340,000, all payable in cash, and an estimated fair value of contingent liabilities of $280,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition.  On November 2, 2011, the Company terminated the dentist for cause.  Pursuant to the purchase agreement, the Company paid $5,000 to terminate the agreement.  As a result, $280,000 of contingent liabilities were extinguished and recognized as other income during the quarter ended December 31, 2011.

The fair values of the acquisitions were based on significant inputs not observable in the market and are therefore defined as level 3 inputs under ASC Topic 820.  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2010, 2011 or 2012.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2012

Dental equipment	$8,323,040	$8,983,394
Furniture and fixtures	1,364,186	1,479,897
Leasehold improvements	8,952,389	10,147,928
Computer equipment, software and related items	3,653,587	4,854,173
Instruments	1,586,581	1,697,690
	23,879,783	27,163,082

Less - accumulated depreciation	(18,090,262)	(19,268,749)

Property and equipment, net	$5,789,521	$7,894,333

Depreciation expense was $1,693,416, $1,729,669 and $2,097,837 for the years ended December 31, 2010, 2011 and 2012, respectively

(5)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2011	2012

Management Agreements	25 years	$21,800,123	$21,800,123
Less - accumulated amortization		(10,704,197)	(11,606,635)

Intangible assets, net		$11,095,926	$10,193,488

Amortization expense was $900,354, $898,505 and $902,437 for the years ended December 31, 2010, 2011 and 2012, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2013	$900,571
2014	882,332
2015	844,887
2016	844,564
2017	844,564
Thereafter	5,876,570
$10,193,488

(6)	DEBT

Debt consists of the following:

	December 31,
	2011	2012
Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of,the lender’s Base Rate (3.25% at December 31, 2011) or a LIBOR rate plus 2.0% (2.30% at December 31, 2011), collateralized by the Company's accounts receivable and Management Agreements, due in May 2013 (the "Credit Facility").	4,251,068	-

Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of,the lender’s Base Rate (3.25% at December 31, 2012) or a LIBOR rate plus 2.0% (2.21% at December 31, 2012), collateralized by the Company's accounts receivable and Management Agreements, due in May 2014 (the "Credit Facility").	-	4,674,042

$2.0 million Term Loan with a bank borrowed at an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.with principal to be repaid in 20 equal quarterly payments of approximately $100,000 plus interest beginning September 30, 2012 collateralized by the Company's accounts receivable and Management Agreeements.		1,800,000
	4,251,068	6,474,042
Less - current maturities	-	(400,000)

Long-term debt, net of current maturities	$4,251,068	$6,074,042

Credit Facility

On June 29, 2012, the Company amended its Credit Facility.  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of December 31, 2012, the Company’s LIBOR borrowing rate was 2.21% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At December 31, 2012, the Company had approximately $4.7 million outstanding and approximately $2.3 million available for borrowing under the Credit Facility.  The outstanding amounts consisted of $3.8 million outstanding under the LIBOR rate option and $874,000 outstanding under the Base Rate option.  The Company has $7.0 million available to borrow under the Credit Facility, subject to the terms and conditions of the agreement.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements and requires the Company to comply with certain covenants and financial ratios. At December 31, 2012, the Company was in full compliance with all of its covenants under the Credit Facility.

Term Loan

On June 29, 2012, the Company entered into a $2.0 million Term Loan with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  At December 31, 2012, the Company had approximately $1.8 million outstanding.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  At December 31, 2012, the Company was in full compliance with all of its covenants under the Term Loan.

Scheduled Maturities

The scheduled maturities of debt are as follows:

Year	Amount

2013	$400,000
2014	5,074,042
2015	400,000
2016	400,000
2017	200,000

$6,474,042

(7)	SHAREHOLDERS' EQUITY

Treasury Stock

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2010, the Company, in 59 separate transactions repurchased a total of 39,805 shares of its Common Stock for total consideration of approximately $676,000 at prices ranging from $15.20 to $18.34 per share.  During 2011, the Company, in 25 separate transactions repurchased a total of 28,426 shares of its Common Stock for total consideration of approximately $479,000 at prices ranging from $15.02 to $19.00 per share.  During 2012, the Company, in 41 separate transactions repurchased a total of 37,787 shares of its Common Stock for total consideration of approximately $622,000 at prices ranging from $15.75 to $19.00 per share.  As of December 31, 2012, approximately $891,000 of the previously authorized amount was available for these purchases.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve an additional 425,000 shares of Common Stock for issuance and was amended again at the June 2009 annual meeting of shareholders to reserve 625,000 additional shares of Common Stock for issuance.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares from 625,000 shares to 775,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2012, there were 114,268 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan.  As of December 31, 2012, there were 224,437 vested options and 253,330 unvested options outstanding under the 2005 Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

Valuation Assumptions	2010	2011	2012

Expected life (1)	3.4	3.0	5.1
Risk-free interest rate (2)	1.62%	1.25%	0.88%
Expected volatility (3)	59%	57%	50%
Expected dividend yield	4.50%	4.46%	4.91%
Expected forfeiture (4)	8.49%	10.50%	1.26%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2010, 2011 and 2012, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2009	393,251	$16.28	$9.66 - $21.85	3.2	$879
Granted	65,000	$15.62	$15.22 - $17.13
Exercised	(81,063)	$10.91	$9.66 - $17.81
Canceled	(63,750)	$19.15	$15.22 - $19.37

Balance at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853
Granted	147,000	$19.72	$19.03 - $19.75
Exercised	(43,749)	$12.94	$9.66 - $19.40
Canceled	(6,000)	$14.60	$11.50 - $15.22

Balance at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4	$219
Granted	132,000	$17.97	$16.50 - $18.39
Exercised	(34,422)	$14.35	$10.20 - $17.61
Canceled	(30,500)	$17.61	$17.61 - $17.61

Balance at December 31, 2012	477,767	$18.63	$10.75 - $21.85	4.3	$223

Exercisable at December 31, 2010	193,541	$17.60	$9.66 - $21.85	3.0	$429

Exercisable at December 31, 2011	204,691	$18.43	$10.20 - $21.85	2.4	$152

Exercisable at December 31, 2012	224,437	$19.21	$10.75 - $21.85	3.1	$126

The weighted average grant date fair value of options granted was $5.16, $5.98 and $5.16 per option during the years ended December 31, 2010, 2011 and 2012, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2010, 2011 and 2012 were $50,000, $0 and $0, respectively. The associated income tax benefit from stock options exercised during the years ended December 31, 2010, 2011 and 2012, was $120,000, $19,000 and ($18,000), respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $505,000, $305,000 and $142,000, respectively. As of December 31, 2012, there was $695,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information about the options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2012	Weighted Average Exercise Price

$8.74 — 10.92	14,000	1.2	$10.75	14,000	10.75
10.93 — 13.11	6,667	2.8	11.50	6,667	11.50
13.12 — 15.29	34,000	2.1	15.22	-	-
15.30 — 17.48	55,000	5.7	16.52	8,667	17.13
17.49 — 19.66	124,600	5.5	18.57	44,267	18.81
19.67 — 21.85	243,500	3.8	20.26	150,836	20.57

$8.74 — 21.85	477,767	4.3	$18.63	224,437	$19.21

(8)	LONG-TERM INCENTIVE PROGRAM

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

All amounts vested for each executive officer as each executive officer was employed by the Company on December 31, 2011.  These amounts were paid during the first quarter of 2012.  The LTIP terminated by its terms on December 31, 2011.

For the year ended December 31, 2010, the Company accrued approximately $231,000 related to the cash portion and recorded approximately $250,000 of stock-based compensation for the equity portion, respectively, of the LTIP.  For the years ended December 31, 2011 and 2012, the Company did not record any expenses related to the LTIP.

(9)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $4,175,073, $4,314,063 and $4,303,217 for the years ended December 31, 2010, 2011 and 2012, respectively.

Future minimum lease commitments for operating leases with remaining terms of one or more years are as follows:

Years ending December 31,
2013	$3,527,285
2014	3,064,108
2015	2,304,569
2016	1,503,431
2017	717,095
Thereafter	262,834

$11,379,322

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

Contingent Liabilities

As part of the Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.

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

During the quarter ended December 31, 2011, the Company remeasured and reduced the value of contingent liabilities by $550,000 and recognized this as other income.  As of December 31, 2011, approximately $1.0 million of contingent liabilities were recorded on the consolidated balance sheets, which are payable starting in September 2013.

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

Income tax expense for the years ended December 31, 2010, 2011 and 2012 consists of the following:

	2010	2011	2012
Current:
Federal	$270,477	$(6,284)	$(149,228)
State	19,153	17,710	(28,759)
	289,630	11,426	(177,987)
Deferred:
Federal	666,363	980,926	620,429
State	60,677	73,120	59,624
	727,040	1,054,046	680,053

Total income tax expense	$1,016,670	$1,065,472	$502,066

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2010	2011	2012

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	-	0.5	1.1
Share based compensation	4.3	2.2	3.5
Other	-	-	(3.3)
	41.3%	39.7%	38.4%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2011	2012

Deferred tax assets current:
Accruals not currently deductible	$85,607	$93,246
Allowance for doubtful accounts	111,720	112,447
	197,327	205,693
Deferred tax assets long-term:
Stock option compensation	589,879	358,530
	589,879	358,530
Deferred tax liabilities long-term:
Depreciation for tax over books	(241,235)	(673,345)
Contingent liabilities impairment	(203,500)	(203,500)
Intangible asset amortization for tax over books	(2,454,423)	(2,479,494)
	(2,899,158)	(3,356,338)
Net long-term deferred tax liability	(2,309,279)	(2,997,808)
Net deferred tax asset (liability)	$(2,111,952)	$(2,792,115)

The Company’s deferred tax assets are related to: Accruals not currently deductible, allowance for doubtful accounts and stock option timing differences between book and tax.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of depreciation expense for tax being greater than depreciation expense for books, intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books and the recording of contingent liabilities during the quarter ended December 31, 2011.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2010, 2011 and 2012, tax benefits associated with the exercise of stock options reduced (increased) taxes payable by approximately $120,000, $19,000 and ($18,000), respectively, and increased (reduced) equity by the same amount.

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

At December 31, 2011 and 2012, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2011 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2009-2012 remain open to examination by taxing jurisdictions to which the Company is subject.

(11)	BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/Stock Bonus Plan, which was established April 1, 1997. Eligible employees may make voluntary contributions to the plan.  The Company matches 40% of the first 6% of each employee’s contribution.  The Company contributed $202,000, $223,000 and $248,000 towards the plan for the years ended December 31, 2010, 2011 and 2012, respectively.  In addition, the Company may make profit sharing contributions during certain years, which may be made, at the Company's discretion, in cash or in Common Stock of the Company. For the years ended December 31, 2010, 2011 and 2012, the Company did not make any profit sharing contributions.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2011 or 2012.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3

Contingent Liabilities	$-	$-	$1,010,000
	$-	$-	$1,010,000

Balance as of December 31, 2010			$1,840,000

Additions			-
Deletions			(830,000)
Revisions			-

Balance as of December 31, 2011			$1,010,000

Additions			-
Deletions			-
Revisions			-

Balance as of December 31, 2012			$1,010,000

In 2010, 2011 and 2012, the Company recognized, on its consolidated balance sheets, approximately $17,000, $5,000 and $0 (net of taxes), respectively, of other comprehensive income to mark up the value of the cash flow hedge.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

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

During the quarter ended December 31, 2011, the Company remeasured and reduced the value of contingent liabilities by $550,000 and recognized this as other income.  As of December 31, 2012, approximately $1.0 million of contingent liabilities were recorded on the consolidated balance sheets, which are exercisable starting in September 2013.

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

The following is a summary of the loss on discontinued operations for the years ended December 31, 2010, 2011 and 2012.

		Years Ended
		December 31,
	2010	2011	2012

Results of operations	$(250,125)	$-	$-
Future lease obligations, fair value	(144,978)	-	-
Asset impairment charge	(123,620)	-	-
Income tax benefit	214,233	-	-

Loss on discontinued operations	$(304,490)	$-	$-

(14)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income	Net Income Per Share of Common Stock - Diluted
2010 quarter ended:
March 31, 2010	$16,446,881	$2,360,799	$534,356	$0.28
June 30, 2010	15,746,655	1,872,020	216,796	0.11
September 30, 2010	16,049,646	2,089,852	485,523	0.26
December 31, 2010	15,749,451	1,256,939	206,544	0.10

	$63,992,633	$7,579,610	$1,443,219	$0.75

2011 quarter ended:
March 31, 2011	$17,075,202	$1,696,340	$386,124	$0.20
June 30, 2011	16,416,545	1,710,741	365,425	0.19
September 30, 2011	15,492,724	1,249,208	374,045	0.20
December 31, 2011	14,136,136	941,721	489,733	0.26

	$63,120,607	$5,598,010	$1,615,327	$0.85

2012 quarter ended:
March 31, 2012	$16,199,687	$1,731,481	$308,794	$0.17
June 30, 2012	15,775,428	1,320,487	142,166	0.08
September 30, 2012	15,709,423	1,715,755	383,147	0.21
December 31, 2012	14,669,651	1,015,128	(26,843)	(0.01)

	$62,354,189	$5,782,851	$807,264	$0.44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2012.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404 (c).

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2012 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2012 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2012 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2012 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2012 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 31, 2011 and 2012

Consolidated Statements of Income - Years ended December 31, 2010, 2011 and 2012

Consolidated Statements of Comprehensive Income - Years ended December 31, 2010, 2011 and 2012

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2010, 2011 and 2012

Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2011 and 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II - Valuation and Qualifying Accounts - Years Ended December 31, 2010, 2011 and 2012

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 1, 2013
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 1, 2013
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	April 1, 2013
Dennis N. Genty	Treasurer (Principal Financial and Accounting Officer)

/s/ Mark A. Birner	President and Director	April 1, 2013
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	April 1, 2013
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	April 1, 2013
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	April 1, 2013
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Birner Dental Management Services, Inc. for the years ended December 31, 2012, 2011 and 2010 included in this Form 10-K and have issued our report thereon dated April 1, 2013. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This Schedule II - Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The information included in this schedule for the years ended December 31, 2012, 2011 and 2010 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado
April 1, 2013

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses		Deductions (2)	Balance at end of period

2012	$301,945	$579,419		$577,454	$303,910
2011	$315,333	$627,713		$641,101	$301,945
2010	$371,762	$574,688	(1)	$631,117	$315,333

(1) Approximately $81,000 of this amount is related to one of the dental Office acquisitions.
(2) Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document

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

10.43
Third Amended and Restated Credit Agreement dated June 29, 2012 between the Registrant and KeyBank National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2012.

23†	Hein & Associates LLP consent dated April 1, 2013.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1†	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†**	XBRL Instance Document

101.SCH†**	XBRL Taxonomy Extension Schema Document

101.CAL†**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.