Form 10-Q
period 2013-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2013-05-10
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 3, 2013
Common Stock, no par value	1,851,598

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
ASSETS	2012	2013
CURRENT ASSETS:
Cash and cash equivalents	$1,112,511	$808,886
Accounts receivable, net of allowance for doubtful accounts of approximately $304,000 and $288,000, respectively	2,614,152	3,355,086
Notes Receivable	165,718	160,317
Deferred tax asset	205,693	243,641
Income Tax Receivable	442,630	-
Prepaid expenses and other assets	482,297	827,848

Total current assets	5,023,001	5,395,778

PROPERTY AND EQUIPMENT, net	7,894,333	7,745,186

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,193,488	9,968,346
Deferred charges and other assets	158,316	158,316

Total assets	$23,269,138	$23,267,626

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,919,457	$1,896,828
Accrued expenses	1,640,076	1,583,816
Accrued payroll and related expenses	1,718,417	2,450,713
Income taxes payable	-	84,517
Current maturities of long-term debt	400,000	400,000

Total current liabilities	5,677,950	6,415,874

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,997,808	2,916,643
Long-term debt, net of current maturities	6,074,042	5,400,000
Other long-term obligations	1,547,369	1,585,880

Total liabilities	16,297,169	16,318,397

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,842,402 and 1,851,598 shares issued and outstanding, respectively	329,236	471,392
Retained earnings	6,642,733	6,477,837

Total shareholders' equity	6,971,969	6,949,229

Total liabilities and shareholders' equity	$23,269,138	$23,267,626

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2012		2013

REVENUE:	$16,199,687		$16,604,302

DIRECT EXPENSES:
Clinical salaries and benefits	9,137,850		9,712,539
Dental supplies	676,992		706,649
Laboratory fees	753,456		760,376
Occupancy	1,365,316		1,457,577
Advertising and marketing	675,562		362,827
Depreciation and amortization	649,562		819,881
General and administrative	1,209,468		1,210,900
	14,468,206		15,030,749

Contribution from dental offices	1,731,481		1,573,553

CORPORATE EXPENSES:
General and administrative	1,167,494	(1)	1,104,988	(1)
Depreciation and amortization	35,289		46,253

OPERATING INCOME	528,698		422,312
Interest expense, net	22,480		26,716

INCOME BEFORE INCOME TAXES	506,218		395,596
Income tax expense	197,424		154,282

NET INCOME	$308,794		$241,314

Net income per share of Common Stock - Basic	$0.17		$0.13

Net income per share of Common Stock - Diluted	$0.17		$0.13

Cash dividends per share of Common Stock	$0.22		$0.22

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,847,024		1,845,375

Diluted	1,859,522		1,857,088

(1)
Corporate expenses - general and administrative includes $232,765 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2012 and $131,008 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2013.

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, December 31, 2012	1,842,402	$329,236	$6,642,733	$6,971,969
Common Stock options exercised	9,196	43,000	-	43,000
Tax expense of Common Stock options exercised	-	(31,852)	-	(31,852)
Dividends declared on Common Stock	-	-	(406,210)	(406,210)
Stock-based compensation expense	-	131,008	-	131,008
Net income, three months ended March 31, 2013	-	-	241,314	241,314

BALANCES, March 31, 2013	1,851,598	$471,392	$6,477,837	$6,949,229

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$308,794	$241,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	684,851	866,134
Stock-based compensation expense	232,765	131,008
Provision for doubtful accounts	103,115	118,397
Provision for (benefit from) deferred income taxes	-	(119,113)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(576,520)	(859,331)
Prepaid expenses and other assets	(156,975)	(345,551)
Deferred charges and other assets	2,708	-
Accounts payable	(108,675)	(22,629)
Accrued expenses	(387,561)	(57,143)
Accrued payroll and related expenses	764,635	732,296
Income taxes payable/(receivable)	157,424	527,147
Other long-term obligations	(3,420)	38,511
Net cash provided by operating activities	1,021,141	1,251,040

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(853,956)	(491,844)
Notes receivable	10,113	5,401
Net cash used in investing activities	(843,843)	(486,443)

CASH FLOWS USED IN FINANCING ACTIVITIES
Advances – line of credit	6,431,364	5,553,319
Repayments – line of credit	(5,882,432)	(6,227,361)
Proceeds from exercise of Common Stock options	-	43,000
Purchase and retirement of Common Stock	(512,786)	-
Tax expense of Common Stock options exercised	-	(31,852)
Common Stock cash dividends	(408,654)	(405,328)
Net cash used in financing activities	(372,508)	(1,068,222)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(195,210)	(303,625)
CASH AND CASH EQUIVALENTS, beginning of period	923,878	1,112,511
CASH AND CASH EQUIVALENTS, end of period	$728,668	$808,886

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$28,066	$33,824
Cash paid for income taxes	$40,000	$-
Cash received for income taxes	$-	$221,900

The accompanying notes are an integral part of these financial statements.

Index

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2013.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $225,000 and $227,000 for the quarters ended March 31, 2013 and 2012, respectively.

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

Stock Options

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock option expense included in the Company’s condensed consolidated statements of income for the quarters ended March 31, 2013 and 2012 was approximately $131,000 and $233,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2013 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended March 31, 2013 for the expected option term.

Index

Recent Accounting Pronouncements

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

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2012			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$308,794	1,847,024	$0.17	$241,314	1,845,375	$0.13

Effect of Dilutive Stock Options	-	12,498	-	-	11,713	-

Diluted EPS	$308,794	1,859,522	$0.17	$241,314	1,857,088	$0.13

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2013 and 2012 relates to the effect of 11,713 and 12,498, respectively, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended March 31, 2013 and 2012, options to purchase 389,666 and 331,100 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares from 625,000 shares to 775,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing employees with the opportunity to acquire equity in the Company.  As of March 31, 2013, there were 100,868 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2013, there were 248,002 vested options and 210,331 unvested options under the 2005 Plan.

Index

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	March 31,
Valuation Assumptions	2012	2013

Expected life (1)	5.0	5.0
Risk-free interest rate (2)	0.88%	0.88%
Expected volatility (3)	50%	49%
Expected dividend yield	4.79%	5.03%
Expected Forfeiture (4)	-	17.72%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of option activity as of March 31, 2013, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	477,767	$18.63	$10.75 - 21.85	4.3	$223
Granted	15,000	$17.44	$17.35 - 17.50
Exercised	(32,834)	$17.88	$10.75 - 20.02
Cancelled	(1,600)	$17.75	$17.75 - 17.75

Outstanding at March 31, 2013	458,333	$18.65	$10.75 - 21.85	4.3	$719

Exercisable at March 31, 2013	248,002	$18.84	$10.75 - 21.85	3.4	$386

The  weighted average grant date fair values of options granted were $4.84 per share and $5.36 per share during the quarters ended March 31, 2013 and 2012, respectively.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2013 and 2012 were $43,000 and $0, respectively.  The associated income tax effect from stock options exercised during the quarters ended March 31, 2013 and 2012, was approximately ($32,000) and $0, respectively.  As of the date of exercise, the total intrinsic values of options exercised during quarters ended March 31, 2013 and 2012 were $146,741 and $131,545, respectively. As of March 31, 2013, there was approximately $466,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.70 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 13, 2012; April 13, 2012; July 13, 2012; October 12, 2012	$0.22
January 11, 2013; April 12, 2013

Index

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

On June 29, 2012, the Company amended its Credit Facility (the “Credit Facility”).  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of March 31, 2013, the Company’s LIBOR borrowing rate was 2.20% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2013, the Company had approximately $4.0 million outstanding and approximately $3.0 million available for borrowing under the Credit Facility.  The outstanding amount consisted of $4.0 million under the LIBOR rate option.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements.  The amended Credit Facility requires the Company to comply with certain covenants and financial ratios.  At March 31, 2013, the Company was in full compliance with all of its covenants under the Credit Facility.

(7)	TERM LOAN

On June 29, 2012, the Company entered into a $2.0 million term loan (the “Term Loan”) with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  At March 31, 2013, the Company had approximately $1.8 million outstanding.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  At March 31, 2013, the Company was in full compliance with all of its covenants under the Term Loan.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2013 and 2012. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 65 Offices in Colorado, New Mexico and Arizona staffed by 83 general dentists and 40 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no changes to these policies since the filing of that report.

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

Index

Direct expenses consist of clinical salaries and benefits paid to dentists, dental hygienists and dental assistants and the expenses incurred by the Company in connection with managing the Offices, including salaries and benefits of other employees at the Offices, supplies, laboratory fees, occupancy costs, advertising and marketing, depreciation and amortization and general and administrative expenses (including office supplies, equipment leases, management information systems and other expenses related to dental practice operations). The Company also incurs personnel and administrative expenses in connection with maintaining a corporate function that provides management, administrative, marketing, development and professional services to the Offices.

Under each of the Management Agreements, the Company provides business and marketing services at the Offices, including (i) providing capital, (ii) designing and implementing advertising and marketing programs, (iii) negotiating for the purchase of supplies, (iv) staffing, (v) recruiting, (vi) training of non-dental personnel, (vii) billing and collecting patient fees, (viii) arranging for certain legal and accounting services and (ix) negotiating with managed care organizations. The P.C. is responsible for, among other things, (i) supervision of all dentists, dental hygienists and dental assistants, (ii) complying with all laws, rules and regulations relating to dentists, dental hygienists and dental assistants and (iii) maintaining proper patient records. The Company has made, and intends to make in the future, loans to P.C.s to fund their acquisition of dental assets from third parties in order to comply with state dental practice laws.  Because the Company’s financial statements are consolidated with the financial statements of the P.C.s, these loans are eliminated in consolidation.

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

Results of Operations

For the quarter ended March 31, 2013, revenue increased $405,000, or 2.5%, to $16.6 million compared to $16.2 million for the quarter ended March 31, 2012.  For the quarter ended March 31, 2013, net income decreased $67,000, or 21.9% to $241,000, or $0.13 per share, compared to $309,000, or $0.17 per share, for the quarter ended March 31, 2012.

During the quarter ended March 31, 2013, the Company generated $1.3 million of cash from operations.  During this period, the Company had capital expenditures of approximately $492,000, paid dividends of approximately $405,000 and decreased total bank debt by approximately $674,000.

Index

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $27,000, or 1.9%, to $1.4 million for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters
	Ended March 31,
	2012	2013
RECONCILIATION OF EBITDA:
Net income	$308,794	$241,314
Add back:
Depreciation and amortization - Offices	649,562	819,881
Depreciation and amortization - Corporate	35,289	46,253
Stock-based compensation expense	232,765	131,008
Interest expense, net	22,480	26,716
Income tax expense	197,424	154,282

Adjusted EBITDA	$1,446,314	$1,419,454

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2012		2013

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	56.4%		58.5%
Dental supplies	4.2%		4.3%
Laboratory fees	4.7%		4.6%
Occupancy	8.4%		8.8%
Advertising and marketing	4.2%		2.2%
Depreciation and amortization	4.0%		4.9%
General and administrative	7.5%		7.3%
	89.3%		90.5%

Contribution from dental offices	10.7%		9.5%

Corporate Expenses:
General and administrative	7.2%	(1)	6.7	%(1)
Depreciation and amortization	0.2%		0.3%

Operating income	3.3%		2.5%

Interest expense	0.1%		0.2%

Income before income taxes	3.1%		2.4%
Income tax expense	1.2%		0.9%

Net income	1.9%		1.5%

(1)
Corporate expenses - general and administrative includes $232,765 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2012 and $131,008 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2013.

Index

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012:

Revenue

For the quarter ended March 31, 2013, revenue increased $405,000, or 2.5%, to $16.6 million compared to $16.2 million for the quarter ended March 31, 2012.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2013, clinical salaries and benefits increased $575,000, or 6.3%, to $9.7 million compared to $9.1 million for the quarter ended March 31, 2012.  The increase in clinical salaries and benefits is directly related to the increase in revenue as most of the dentists in the Offices are compensated based on revenue.  Additionally, there were increases of $161,000 in administration wages, $143,000 in hygienist wages, $98,000 in general assistant wages and $59,000 in health insurance.  As a percentage of revenue, clinical salaries and benefits increased to 58.5% for the quarter ended March 31, 2013 compared to 56.4% for the quarter ended March 31, 2012.

Dental supplies. For the quarter ended March 31, 2013, dental supplies increased to $707,000 compared to $677,000 for the quarter ended March 31, 2012, an increase of $30,000, or 4.4%.  There were increases of $22,000 in general dental supplies and $6,000 in arestin dental supplies.  As a percentage of revenue, dental supplies increased to 4.3% for the quarter ended March 31, 2013 compared to 4.2% for the quarter ended March 31, 2012.

Laboratory fees. For the quarter ended March 31, 2013, laboratory fees increased to $760,000 compared to $753,000 for the quarter ended March 31, 2012, an increase of $7,000, or 0.9%.  As a percentage of revenue, laboratory fees decreased to 4.6% for the quarter ended March 31, 2013 compared to 4.7% for the quarter ended March 31, 2012.

Occupancy. For the quarter ended March 31, 2013, occupancy expense increased $92,000, or 6.8%, to $1.5 million compared to $1.4 million for the quarter ended March 31, 2012.  The increase in occupancy expense was attributable to an increase of approximately $48,000 in repair and maintenance expense at the Offices.  Two de novo Offices that were opened in the fourth quarter of 2012 accounted for an additional $41,000 of occupancy expense during the quarter ended March 31, 2013.  As a percentage of revenue, occupancy expense increased to 8.8% for the quarter ended March 31, 2013 compared to 8.4% for the quarter ended March 31, 2012.

Advertising and marketing. For the quarter ended March 31, 2013, advertising and marketing expense decreased to $363,000 compared to $676,000 for the quarter ended March 31, 2012, a decrease of $313,000, or 46.3%.  The decrease in advertising and marketing is primarily attributable to decreases of $333,000 in television advertising and $36,000 in print advertising, offset by an increase of $75,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing expense decreased to 2.2% for the quarter ended March 31, 2013 compared to 4.2% for the quarter ended March 31, 2012.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices. For the quarter ended March 31, 2013, depreciation and amortization expenses attributable to the Offices increased to $820,000 compared to $650,000 for the quarter ended March 31, 2012, an increase of $170,000, or 26.2%.  The increase in depreciation and amortization expense is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 4.9% for the quarter ended March 31, 2013 compared to 4.0% for the quarter ended March 31, 2012.

General and administrative-Offices:  For the quarters ended March 31, 2013 and 2012, general and administrative expenses attributable to the Offices remained constant at $1.2 million.  As a percentage of revenue, general and administrative expenses decreased to 7.3% for the quarter ended March 31, 2013 compared to 7.5% for the quarter ended March 31, 2012.

Contribution from dental Offices

As a result of revenue increasing $405,000 and direct expenses increasing $563,000 during the quarter ended March 31, 2013, contribution from dental Offices decreased $158,000, or 9.1%, to $1.6 million for the quarter ended March 31, 2013 compared to $1.7 million for the quarter ended March 31, 2012.  As a percentage of revenue, contribution from dental Offices decreased to 9.5% for the quarter ended March 31, 2013 compared to 10.7% for the quarter ended March 31, 2012.

Index

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2013, corporate expenses – general and administrative decreased to $1.1 million compared to $1.2 million for the quarter ended March 31, 2012, a decrease of $63,000 or 5.4%.  This decrease is primarily attributable to decreases of $102,000 related to stock-based compensation expense pursuant to ASC Topic 718, $50,000 in executive officers’ bonuses and $35,000 in social media consulting fees, offset by increases of $62,000 in corporate wages, $43,000 in professional fees and $27,000 in recruiting expense.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.7% for the quarter ended March 31, 2013 compared to 7.2% for the quarter ended March 31, 2012.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2013, corporate expenses - depreciation and amortization increased to $46,000 compared to $35,000 for the quarter ended March 31, 2012, an increase of $11,000 or 31.1%.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.3% for the quarter ended March 31, 2013 compared to 0.2% for the quarter ended March 31, 2012.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $106,000, or 20.1%, to $422,000 for the quarter ended March 31, 2013 compared to $529,000 for the quarter ended March 31, 2012.  As a percentage of revenue, operating income decreased to 2.5% for the quarter ended March 31, 2013 compared to 3.3% for the quarter ended March 31, 2012.

Interest expense/(income), net

For the quarter ended March 31, 2013, interest expense increased to $27,000 compared to $22,000 for the quarter ended March 31, 2012, an increase of $4,000, or 18.8%.  This increase in interest expense is attributable to higher average debt balances outstanding on the Credit Facility and Term Loan during the quarter ended March 31, 2013 relative to the quarter ended March 31, 2012.  The Company’s outstanding bank debt increased because of the Company’s commitment to upgrading its existing Offices to digital radiography.  As a percentage of revenue, interest expense increased to 0.2% for the quarter ended March 31, 2013 compared to 0.1% for the quarter ended March 31, 2012.

Net income

As a result of the above, the Company’s net income was $241,000 for the quarter ended March 31, 2013 compared to net income of $309,000 for the quarter ended March 31, 2012, a decrease of $67,000 or 21.9%.  Net income for the quarter ended March 31, 2013 was net of income tax expense of $154,000 while net income for the quarter ended March 31, 2012 was net of income tax expense of $197,000. The effective tax rate remained constant at 39.0% for the quarters ended March 31, 2013 and 2012.  As a percentage of revenue, net income decreased to 1.5% for the quarter ended March 31, 2013 compared to 1.9% for the quarter ended March 31, 2012.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and its Credit Facility.  As of March 31, 2013, the Company had a working capital deficit of approximately $1.0 million retained earnings of $6.5 million and a cash balance of $809,000.

Net cash provided by operating activities was approximately $1.3 million and $1.0 million for the quarters ended March 31, 2013 and 2012, respectively. During the quarter ended March 31, 2013, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $652,000, an increase in income taxes payable of approximately $527,000, and an increase in other long-term obligations of approximately $39,000 offset by an increase in accounts receivable of approximately $859,000 and an increase in prepaid expenses and other assets of approximately $346,000.  During the quarter ended March 31, 2012, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $268,000 and an increase in income taxes payable of approximately $157,000, offset by an increase in accounts receivable of approximately $577,000 and an increase in prepaid expenses and other assets of approximately $157,000.

Net cash used in investing activities was approximately $486,000 and $844,000 for the quarters ended March 31, 2013 and 2012, respectively. For the quarter ended March 31, 2013, the Company invested approximately $492,000 in capital expenditures, including approximately $118,000 related to two Offices that were converted to digital radiography, offset by a decrease in notes receivable of $5,000. For the quarter ended March 31, 2012, the Company invested approximately $854,000 in capital expenditures, offset by a decrease in notes receivable of $10,000.

Net cash used in financing activities was approximately $1.0 million for the quarter ended March 31, 2013 and $373,000 for the quarter ended March 31, 2012. During the quarter ended March 31, 2013, net cash used in financing activities was comprised of approximately $405,000 for the payment of dividends, $674,000 used to pay down the Credit Facility, and $32,000 from the tax benefit of Common Stock options, offset by approximately $43,000 in proceeds from the exercise of Common Stock options.  During the quarter ended March 31, 2012, net cash used in financing activities was comprised of approximately $513,000 used in the purchase and retirement of Common Stock and approximately $409,000 for the payment of dividends, offset by approximately $549,000 in advances under the Credit Facility.

Index

On June 29, 2012, the Company amended its Credit Facility (the “Credit Facility”).  The amendment extended the expiration of the Credit Facility from May 31, 2013 to May 31, 2014.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $7.0 million at either, or a combination of, the lender’s Base Rate or at LIBOR plus a LIBOR rate margin, at the Company’s option.  The Base Rate computes interest at the higher of the lender’s “prime rate” or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of March 31, 2013, the Company’s LIBOR borrowing rate was 2.20% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At March 31, 2013, the Company had approximately $4.0 million outstanding and approximately $3.0 million available for borrowing under the Credit Facility.  The outstanding amount consisted of $4.0 million under the LIBOR rate option.  The Credit Facility is collateralized by the Company’s accounts receivable and Management Agreements.  The amended Credit Facility requires the Company to comply with certain covenants and financial ratios.  At March 31, 2013, the Company was in full compliance with all of its covenants under the Credit Facility.

On June 29, 2012, the Company entered into a $2.0 million term loan (the “Term Loan”) with an interest rate of LIBOR plus a LIBOR rate margin of 2.0%.  The principal amount borrowed is payable quarterly in 20 equal payments of $100,000 plus interest beginning September 30, 2012.  The Term Loan matures on June 30, 2017.  At March 31, 2013, the Company had approximately $1.8 million outstanding.  The Term Loan requires the Company to comply with certain covenants and financial ratios.  At March 31, 2013, the Company was in full compliance with all of its covenants under the Term Loan.

As of March 31, 2013, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$5,800,000	$500,000	$4,800,000	$500,000	$-
Operating lease obligations	11,363,444	3,499,680	5,310,725	2,431,668	121,371
Total	$17,163,444	$3,999,680	$10,110,725	$2,931,668	$121,371

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

Index

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2013.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period January 1, 2013 through March 31, 2013.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of March 31, 2013, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 10, 2013	By	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Dennis N. Genty
	Name	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)