Form 10-Q
period 2013-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2013-08-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303) 691-0680
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 9, 2013
Common Stock, no par value	1,851,598

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2012	2013
CURRENT ASSETS:
Cash and cash equivalents	$1,112,511	$640,978
Accounts receivable, net of allowance for doubtful accounts of approximately $304,000 and $319,000, respectively	2,614,152	3,887,377
Notes receivable	165,718	154,834
Deferred tax asset	205,693	322,060
Income tax receivable	442,630	-
Prepaid expenses and other assets	482,297	729,041

Total current assets	5,023,001	5,734,290

PROPERTY AND EQUIPMENT, net	7,894,333	8,119,132

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,193,488	9,743,203
Deferred charges and other assets	158,316	161,912

Total assets	$23,269,138	$23,758,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,919,457	$1,887,884
Accrued expenses	1,640,076	1,683,486
Accrued payroll and related expenses	1,718,417	2,481,401
Income taxes payable	-	159,704
Current maturities of long-term debt	400,000	1,000,000

Total current liabilities	5,677,950	7,212,475

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,997,808	2,877,674
Long-term debt, net of current maturities	6,074,042	5,289,342
Other long-term obligations	1,547,369	1,551,037

Total liabilities	16,297,169	16,930,528

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,842,402 and 1,851,598 shares issued and outstanding, respectively	329,236	577,965
Retained earnings	6,642,733	6,250,044

Total shareholders' equity	6,971,969	6,828,009

Total liabilities and shareholders' equity	$23,269,138	$23,758,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2012		2013		2012		2013

REVENUE:	$15,775,428		$16,436,292		$31,975,115		$33,040,596

DIRECT EXPENSES:
Clinical salaries and benefits	8,951,275		9,693,407		18,089,124		19,405,946
Dental supplies	712,490		731,596		1,389,482		1,438,245
Laboratory fees	798,072		798,331		1,551,528		1,558,708
Occupancy	1,370,243		1,453,961		2,735,560		2,911,538
Advertising and marketing	702,101		215,408		1,377,664		578,237
Depreciation and amortization	685,394		838,363		1,334,956		1,658,244
General and administrative	1,235,366		1,056,742		2,444,835		2,267,645
	14,454,941		14,787,808		28,923,149		29,818,563

Contribution from dental offices	1,320,487		1,648,484		3,051,966		3,222,033

CORPORATE EXPENSES:
General and administrative	1,019,259	(1)	1,297,830	(1)	2,186,754	(2)	2,402,819	(2)
Depreciation and amortization	41,870		49,497		77,159		95,750

OPERATING INCOME	259,358		301,157		788,053		723,464
Interest expense, net	26,299		6,798		48,778		33,513

INCOME BEFORE INCOME TAXES	233,059		294,359		739,275		689,951
Income tax expense	90,893		114,799		288,317		269,081

NET INCOME	$142,166		$179,560		$450,958		$420,870

Net income per share of Common Stock - Basic	$0.08		$0.10		$0.24		$0.23

Net income per share of Common Stock - Diluted	$0.08		$0.10		$0.24		$0.23

Cash dividends per share of Common Stock	$0.22		$0.22		$0.44		$0.44

Weighted average number of shares of
Common Stock and dilutive securities:
Basic	1,843,738		1,851,598		1,843,302		1,849,118

Diluted	1,852,103		1,863,855		1,853,433		1,861,020

(1)	Corporate expense - general and administrative includes $112,198 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2012 and $106,573 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2013.
(2)	Corporate expense - general and administrative includes $344,963 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2012 and $237,581 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained	Total Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, December 31, 2012	1,842,402	$329,236	$6,642,733	$6,971,969
Common Stock options exercised	9,196	43,000	-	43,000
Tax expense of Common Stock options exercised	-	(31,852)	-	(31,852)
Dividends declared on Common Stock	-	-	(813,559)	(813,559)
Stock-based compensation expense	-	237,581	-	237,581
Net income, six months ended June 30, 2013	-	-	420,870	420,870

BALANCES, June 30, 2013	1,851,598	$577,965	$6,250,044	$6,828,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$450,958	$420,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,412,115	1,753,994
Stock-based compensation expense	344,963	237,581
Provision for doubtful accounts	255,156	122,140
Provision for (benefit from) deferred income taxes	-	(236,501)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(414,677)	(1,395,365)
Prepaid expenses and other assets	(77,770)	(246,744)
Deferred charges and other assets	2,808	(3,596)
Accounts payable	(100,829)	(31,573)
Accrued expenses	(485,227)	41,389
Accrued payroll and related expenses	484,532	762,984
Income taxes payable/(receivable)	248,317	602,334
Other long-term obligations	(12,606)	3,668
Net cash provided by operating activities	2,107,740	2,031,181

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,853,017)	(1,528,508)
Notes receivable	17,859	10,884
Net cash used in investing activities	(1,835,158)	(1,517,624)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	10,866,077	9,404,695
Repayments – line of credit	(11,940,645)	(11,489,396)
Advances – Term Loan	2,000,000	2,000,000
Repayments – Term Loan	-	(100,000)
Proceeds from exercise of Common Stock options	-	43,000
Purchase and retirement of Common Stock	(621,697)	-
Tax expense of Common Stock options exercised	-	(31,852)
Common Stock cash dividends	(812,456)	(811,537)
Net cash used in financing activities	(508,721)	(985,090)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(236,139)	(471,533)
CASH AND CASH EQUIVALENTS, beginning of period	923,878	1,112,511
CASH AND CASH EQUIVALENTS, end of period	$687,739	$640,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$57,095	$70,285
Cash paid for income taxes	$40,000	$157,000
Cash received for income taxes	$-	$221,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting. These financial statements present the financial position and results of operations of the Company and the dental offices ("Offices"), which are under the control of the Company.  The Offices are organized as professional corporations ("P.C.s") and the Company provides business services to the Offices under long-term management agreements (the "Management Agreements").  All intercompany accounts and transactions have been eliminated in the consolidation.

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

The Company prepares its consolidated financial statements in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, which provides for consolidation of variable interest entities ("VIEs") of which the Company is the primary beneficiary. The Company has concluded that the P.C.s meet the definition of VIEs as defined by this standard and that the Company is the primary beneficiary of these VIEs.  This conclusion was reached because the Company has the power to direct significant activities of the VIEs and the Company is obligated to absorb losses of and/or provide rights to receive benefits from the VIEs.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current year's presentation.  Such reclassifications had no effect on net income.

Revenue

Revenue is generally recognized when services are provided and are reported at estimated net realizable amounts due from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments.  Dental services are billed and collected by the Company in the name of the Offices.

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company's knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2013.

Most of the Company's patients are insured under third-party payor agreements. The Company's billing system generates contractual adjustments for each patient encounter based on fee schedules for the patient's insurance plan.  The services provided are attached to the patient's fee schedule based on the insurance the patient has at the time the service is provided.  Therefore, the revenue that is recorded by the billing system is based on insurance contractual amounts. Additionally, each patient at the time of service signs a form agreeing that the patient is ultimately responsible for the contracted fee if the insurance company does not pay the fee for any reason.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended June 30, 2013 and 2012, respectively.  Amortization was approximately $450,000 and $452,000 for the six months ended June 30, 2013 and 2012, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company's condensed consolidated statements of income for the quarters ended June 30, 2013 and 2012 was approximately $107,000 and $112,000, respectively.  Total stock-based compensation expense included in the Company's condensed consolidated statements of income for the six months ended June 30, 2013 and 2012 was approximately $238,000 and $345,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2013 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended June 30, 2013 for the expected option term.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill.  Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  This update will not have a material effect on the Company's consolidated financial statements.

Index
(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2012			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$142,166	1,843,738	$0.08	$179,560	1,851,598	$0.10

Effect of Dilutive Stock Options	-	8,365	-	-	12,257	-

Diluted EPS	$142,166	1,852,103	$0.08	$179,560	1,863,855	$0.10

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended June 30, 2013 and 2012 relates to the effect of 12,257 and 8,365, respectively, dilutive shares of the Company's Common Stock ("Common Stock") from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended June 30, 2013 and 2012, options to purchase 432,666 and 457,600 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Six Months Ended June 30,
	2012			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$450,958	1,843,302	$0.24	$420,870	1,849,118	$0.23

Effect of Dilutive Stock Options	-	10,131	-	-	11,902	-

Diluted EPS	$450,958	1,853,433	$0.24	$420,870	1,861,020	$0.23

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2013 and 2012 relates to the effect of 11,902 and 10,131, respectively, dilutive shares of Common Stock from stock options, which are included in total shares for the diluted earnings per share calculation.  For the six months ended June 30, 2013 and 2012, options to purchase 444,666 and 427,100 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company's shareholders approved the 2005 Equity Incentive Plan ("2005 Plan") in June 2005.  An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares from 625,000 shares to 775,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing employees with the opportunity to acquire equity in the Company.  As of June 30, 2013, there were 45,868 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company's Board of Directors (the "Committee"). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2013, there were 299,336 vested options and 213,997 unvested options under the 2005 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Valuation Assumptions	2012	2013	2012	2013

Expected life (1)	5.19	5.00	5.11	5.00
Risk-free interest rate (2)	0.92%	0.84%	0.90%	0.85%
Expected volatility (3)	50%	50%	50%	50%
Expected dividend yield	4.87%	5.08%	4.83%	5.07%
Expected Forfeiture (4)	-	17.72%	-	17.72%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of option activity as of June 30, 2013, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	477,767	$18.63	$10.75 - $21.85	4.3	$223
Granted	80,000	$17.34	$17.25 - $17.50
Exercised	(32,834)	$17.88	$10.75 - $20.02
Cancelled	(11,600)	$17.53	$17.50 - $17.75

Outstanding at June 30, 2013	513,333	$18.50	$10.75 - $21.85	4.4	$307

Exercisable at June 30, 2013	299,336	$18.96	$10.75 - $21.85	3.4	$186

The weighted average grant date fair values of options granted were $4.89 per share and $5.30 per share during the six months ended June 30, 2013 and 2012, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2013 and 2012 were $43,000 and $0, respectively.  The associated income tax effect from stock options exercised during the six months ended June 30, 2013 and 2012 was approximately ($32,000) and $0, respectively.  As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2013 and 2012 were $146,741 and $131,545, respectively. As of June 30, 2013, there was approximately $700,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.19 years.

Index
(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 13, 2012; April 13, 2012; July 13, 2012; October 12, 2012	$0.22
January 11, 2013; April 12, 2013; July 12, 2013

The payment of dividends in the future is subject to the discretion of the Company's Board of Directors, and various factors may prevent the Company from paying dividends or require the Company to reduce the dividends. Such factors include the Company's financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions, results of operations and such other factors that the Company's Board of Directors may consider relevant.

(6)	LINE OF CREDIT

On June 28, 2013, the Company amended its Credit Facility (the "Credit Facility").  The amendment extended the expiration of the Credit Facility from May 31, 2014 to June 30, 2015.  The amendment decreased from $7.0 million to $5.0 million the maximum principal amount the Company can borrow, on a revolving basis.  Interest is computed at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option.  The Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of June 30, 2013, the Company's LIBOR borrowing rate was 2.19% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2013, the Company had approximately $2.6 million outstanding and approximately $2.4 million available for borrowing under the Credit Facility.  The outstanding amount consisted of $2.6 million under the Base Rate option.  The Credit Facility is collateralized by the Company's accounts receivable and Management Agreements.  The Credit Facility requires the Company to comply with certain covenants, including financial ratios.  At June 30, 2013, the Company was in compliance with all of its covenants under the Credit Facility.

(7)	TERM LOAN

On June 28, 2013, the Company amended its Term Loan (the "Term Loan").  The amendment increased the amount borrowed from $2.0 million to $3.7 million, at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option.  The Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of June 30, 2013, the Company's LIBOR borrowing rate was 2.19% and the Base Rate borrowing rate was 3.25%.  The principal amount borrowed is payable quarterly in 16 equal payments of $225,000 plus interest beginning September 30, 2013.  The Term Loan matures on June 30, 2017.  At June 30, 2013, the Company had approximately $3.7 million outstanding under the Base Rate option.  The Term Loan requires the Company to comply with certain covenants, including financial ratios.  At June 30, 2013, the Company was in compliance with all of its covenants under the Term Loan.

(8)	SUBSEQUENT EVENTS

The Company has leased space for three additional de novo Offices.  One Office, which is located in Loveland, Colorado, opened on July 29, 2013.  The Company anticipates the second Office, which is located in Monument, Colorado, will open in the fourth quarter of 2013.  The Company anticipates the third Office, which is located in Fort Collins, Colorado, will open in the third quarter of 2014.  The Company anticipates it will require approximately $500,000 in capital expenditures to fully equip each de novo Office.  Additionally, the Company has signed new leases and will relocate and remodel two of its Offices: One is located in Denver, Colorado and is anticipated to open in the third quarter of 2013; another  is located in Albuquerque, New Mexico and is anticipated to open in the fourth quarter of 2013.

Index
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words "estimate," "believe," anticipate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or acquisition of additional dental practices ("Offices") and the successful integration of such Offices into the Company's network, recruitment of additional dentists, funding of the Company's expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company's Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2013 and 2012. This information should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 66 Offices in Colorado, New Mexico and Arizona staffed by 82 general dentists and 42 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations ("P.C.s"), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Index
Components of Revenue and Expenses

Revenue represents the revenue of the Offices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices, net of contractual and other adjustments.  Substantially all of the Company's patients are insured under third-party payor agreements.  The Company's billing system generates contractual adjustments for each patient encounter based on fee schedules for the patient's insurance plan.  The services provided are attached to the patient's fee schedule based on the insurance the patient has at the time the service is provided.  Therefore, the revenue that is recorded by the billing system is based on insurance contractual amounts.  Additionally, each patient at the time of service signs a form agreeing that the patient is ultimately responsible for the contracted fee if the insurance company does not pay the fee for any reason.

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

Under the typical Management Agreement, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company's costs include all direct and indirect costs, overhead and expenses relating to the Company's provision of management services to the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office, (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.'s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed against the Company's or the P.C.'s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company's personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.'s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, except for the compensation of the dentists, dental hygienists and dental assistants who work at the Office.  This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years.  Each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

Index
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

The Company's policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable in excess of $50 that are over 120 days past due and that appear are not collectible are written off as bad debt and sent to an outside collections agency.

Results of Operations

For the quarter ended June 30, 2013, revenue increased $661,000, or 4.2%, to $16.4 million compared to $15.8 million for the quarter ended June 30, 2012.  For the quarter ended June 30, 2013, net income increased $37,000, or 26.3% to $180,000, or $0.10 per share, compared to $142,000, or $0.08 per share, for the quarter ended June 30, 2012.

For the six months ended June 30, 2013, revenue increased $1.1 million, or 3.3%, to $33.0 million compared to $32.0 million for the six months ended June 30, 2012.  For the six months ended June 30, 2013, net income decreased $30,000, or 6.7% to $421,000, or $0.23 per share, compared to $451,000, or $0.24 per share, for the six months ended June 30, 2012.

During the first six months of 2013, the Company generated $2.0 million of cash from operations.  During this period, the Company had capital expenditures of approximately $1.5 million, paid dividends of approximately $812,000 and decreased total bank debt by approximately $185,000.

Index
The Company's earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation ("Adjusted EBITDA") increased $170,000, or 6.7%, to $2.7 million for the six months ended June 30, 2013 compared to $2.5 million for the six months ended June 30, 2012.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2012	2013	2012	2013
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$142,166	$179,560	$450,958	$420,870
Add back:
Depreciation and amortization - Offices	685,394	838,363	1,334,956	1,658,244
Depreciation and amortization - Corporate	41,870	49,497	77,159	95,750
Stock-based compensation expense	112,198	106,573	344,963	237,581
Interest expense, net	26,299	6,798	48,778	33,513
Income tax expense	90,893	114,799	288,317	269,081

Adjusted EBITDA	$1,098,820	$1,295,590	$2,545,131	$2,715,039

Index
The following table sets forth the percentages of revenue represented by certain items reflected in the Company's condensed consolidated statements of income. The information contained in the following table represents the historical results of the Company. The information that follows should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto contained elsewhere in this report.

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2012		2013		2012		2013

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	56.7%		59.0%		56.6%		58.7%
Dental supplies	4.5%		4.5%		4.3%		4.4%
Laboratory fees	5.1%		4.9%		4.9%		4.7%
Occupancy	8.7%		8.8%		8.6%		8.8%
Advertising and marketing	4.5%		1.3%		4.3%		1.8%
Depreciation and amortization	4.3%		5.1%		4.2%		5.0%
General and administrative	7.8%		6.4%		7.6%		6.9%
	91.6%		90.0%		90.5%		90.2%

Contribution from dental offices	8.4%		10.0%		9.5%		9.8%

CORPORATE EXPENSES:
General and administrative	6.5%	(1)	7.9%	(1)	6.8%	(2)	7.3	%(2)
Depreciation and amortization	0.3%		0.3%		0.2%		0.3%

OPERATING INCOME	1.6%		1.8%		2.5%		2.2%
Interest expense	0.2%		0.0%		0.2%		0.1%

INCOME BEFORE INCOME TAXES	1.5%		1.8%		2.3%		2.1%
Income tax expense	0.6%		0.7%		0.9%		0.8%

NET INCOME	0.9%		1.1%		1.4%		1.3%

(1)	Corporate expense - general and administrative includes $112,198 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2012 and $106,573 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2013.
(2)	Corporate expense - general and administrative includes $344,963 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2012 and $237,581 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2013.

Index
Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012:

Revenue

For the quarter ended June 30, 2013, revenue increased $661,000, or 4.2%, to $16.4 million compared to $15.8 million for the quarter ended June 30, 2012.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2013, clinical salaries and benefits increased $742,000, or 8.3%, to $9.7 million compared to $9.0 million for the quarter ended June 30, 2012.  The increase in salaries and benefits is directly related to the increase in revenue as most dentists in the Offices are compensated based on revenue.  Additionally, there were increases of $101,000 in hygienist wages, $91,000 in assistant wages, $82,000 in administration wages and $49,000 in health insurance.  As a percentage of revenue, clinical salaries and benefits increased to 59.0% for the quarter ended June 30, 2013 compared to 56.7% for the quarter ended June 30, 2012.

Dental supplies. For the quarter ended June 30, 2013, dental supplies increased to $732,000 compared to $712,000 for the quarter ended June 30, 2012, an increase of $19,000 or 2.7%.  This increase is attributable to two de novo Offices that opened during the fourth quarter of 2012.  These two new Offices accounted for $24,000 of additional dental supplies during the quarter ended June 30, 2013.  As a percentage of revenue, dental supplies remained constant at 4.5% for the quarters ended June 30, 2013 and 2012.

Laboratory fees. For the quarters ended June 30, 2013 and 2012, laboratory fees remained constant at $798,000.  As a percentage of revenue, laboratory fees decreased to 4.9% for the quarter ended June 30, 2013 compared to 5.1% for the quarter ended June 30, 2012.

Occupancy. For the quarter ended June 30, 2013, occupancy expense increased $84,000, or 6.1%, to $1.5 million compared to $1.4 million for the quarter ended June 30, 2012.  The increase in occupancy expense during the quarter ended June 30, 2013 was caused by increases of $40,000 in repair and maintenance expense and $39,000 of occupancy expense related to the two new Offices that opened during the fourth quarter of 2012.  As a percentage of revenue, occupancy expense increased to 8.8% for the quarter ended June 30, 2013 compared to 8.7% for the quarter ended June 30, 2012.

Advertising and marketing. For the quarter ended June 30, 2013, advertising and marketing expense decreased to $215,000 compared to $702,000 for the quarter ended June 30, 2012, a decrease of $487,000 or 69.3%.  The decrease in advertising and marketing is primarily attributable to decreases of $405,000 in television advertising, $98,000 in radio advertising and $24,000 in print advertising, offset by an increase of $78,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing expense decreased to 1.3% for the quarter ended June 30, 2013 compared to 4.5% for the quarter ended June 30, 2012.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices. For the quarter ended June 30, 2013, depreciation and amortization expenses attributable to the Offices increased to $838,000 compared to $685,000 for the quarter ended June 30, 2012, an increase of $153,000 or 22.3%.  The increase in depreciation and amortization expenses is primarily the result of the Company's ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company's Offices.  Additionally, the two new Offices that opened during the fourth quarter of 2012 accounted for approximately $52,000 of depreciation and amortization expenses during the quarter ended June 30, 2013.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 5.1% for the quarter ended June 30, 2013 compared to 4.3% for the quarter ended June 30, 2012.

General and administrative-Offices.  For the quarter ended June 30, 2013, general and administrative expenses attributable to the Offices decreased to $1.1 million compared to $1.2 million for the quarter ended June 30, 2012, a decrease of $179,000 or 14.5%.  The decrease in general and administrative expenses is primarily attributable to a decrease in bad debt expense.  As a percentage of revenue, general and administrative expenses decreased to 6.4% for the quarter ended June 30, 2013 compared to 7.8% for the quarter ended June 30, 2012.

Contribution from dental Offices

As a result of revenue increasing $661,000 and direct expenses increasing $333,000 during the quarter ended June 30, 2013, contribution from dental Offices increased to $1.6 million for the quarter ended June 30, 2013 compared to $1.3 million for the quarter ended June 30, 2012, an increase of $328,000 or 24.8%. As a percentage of revenue, contribution from dental Offices increased to 10.0% for the quarter ended June 30, 2013 compared to 8.4% for the quarter ended June 30, 2012.

Index
Corporate expenses

Corporate expenses - general and administrative.  For the quarter ended June 30, 2013, corporate expenses – general and administrative increased to $1.3 million compared to $1.0 million for the quarter ended June 30, 2012, an increase of $279,000 or 27.3%.  This increase is primarily attributable to increases of $229,000 in executive officers' bonuses,  $89,000 in corporate wages and $25,000 in recruiting expense, offset by a decrease of $67,000 in social media consulting fees.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.9% for the quarter ended June 30, 2013 compared to 6.5% for the quarter ended June 30, 2012.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2013, corporate expenses - depreciation and amortization increased to $49,000 compared to $42,000 for the quarter ended June 30, 2012, an increase of $8,000 or 18.2%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended June 30, 2013 and 2012.

Operating income

As a result of the increases in contribution from dental Offices and corporate expenses discussed above, the Company's operating income increased by $42,000, or 16.1%, to $301,000 for the quarter ended June 30, 2013 compared to $259,000 for the quarter ended June 30, 2012.  As a percentage of revenue, operating income increased to 1.8% for the quarter ended June 30, 2013 compared to 1.6% for the quarter ended June 30, 2012.

Interest expense/(income), net

For the quarter ended June 30, 2013, interest expense, net decreased to $7,000 compared to $26,000 for the quarter ended June 30, 2012, a decrease of $19,000 or 74.2%.  This decrease in interest expense was primarily caused by an increase in interest income at the Offices.  As a percentage of revenue, interest expense, net decreased to 0.0% for the quarter ended June 30, 2013 compared to 0.2% for the quarter ended June 30, 2012.

Net income

As a result of the above, the Company's net income was $180,000 for the quarter ended June 30, 2013 compared to net income of $142,000 for the quarter ended June 30, 2012, an increase of $37,000 or 26.3%.  As a percentage of revenue, net income increased to 1.1% for the quarter ended June 30, 2013 compared to 0.9% for the quarter ended June 30, 2012.  Net income for the quarter ended June 30, 2013 was net of income tax expense of $115,000 while net income for the quarter ended June 30, 2012 was net of income tax expense of $91,000. The effective tax rate was constant at 39.0% for the quarters ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012:

Revenue

For the six months ended June 30, 2013, revenue increased $1.1 million, or 3.3%, to $33.0 million compared to $32.0 million for the six months ended June 30, 2012.

Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2013, clinical salaries and benefits increased $1.3 million, or 7.3%, to $19.4 million compared to $18.1 million for the six months ended June 30, 2012.  The increase in clinical salaries and benefits is directly related to the increase in revenue as most of the dentists in the Offices are compensated based on revenue.  Additionally, there were increases of $244,000 in hygienist wages, $243,000 in administration wages, $178,000 in assistant wages and $107,000 in health insurance.  As a percentage of revenue, clinical salaries and benefits increased to 58.7% for the six months ended June 30, 2013 compared to 56.6% for the six months ended June 30, 2012.

Dental supplies. For the six months ended June 30, 2013, dental supplies increased $49,000 or 3.5%, to $1.4 million compared to the six months ended June 30, 2012.  This increase is primarily attributable to the two new Offices that opened during the fourth quarter of 2012, which accounted for an additional $48,000 of dental supplies during the six months ended June 30, 2013.  As a percentage of revenue, dental supplies increased to 4.4% for the six months ended June 30, 2013 compared to 4.3% for the six months ended June 30, 2012.

Index
Laboratory fees. For the six months ended June 30, 2013 and 2012, laboratory fees remained constant at $1.6 million.  As a percentage of revenue, laboratory fees decreased to 4.7% for the six months ended June 30, 2013 compared to 4.9% for the six months ended June 30, 2012.

Occupancy. For the six months ended June 30, 2013, occupancy expense increased $176,000, or 6.4%, to $2.9 million compared to $2.7 million for the six months ended June 30, 2012.  The increase in occupancy expense during the six months ended June 30, 2013 was caused by increases of $88,000 in repair and maintenance expense and $80,000 of occupancy expense related to the two new Offices that opened during the fourth quarter of 2012.  As a percentage of revenue, occupancy expense increased to 8.8% for the six months ended June 30, 2013 compared to 8.6% for the six months ended June 30, 2012.

Advertising and marketing. For the six months ended June 30, 2013, advertising and marketing expense decreased to $578,000 compared to $1.4 million for the six months ended June 30, 2012, a decrease of $799,000 or 58.0%. The decrease in advertising and marketing is primarily attributable to decreases of $738,000 in television advertising, $100,000 in radio advertising and $61,000 in print advertising, offset by an increase of $153,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing expense decreased to 1.8% for the six months ended June 30, 2013 compared to 4.3% for the six months ended June 30, 2012.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the six months ended June 30, 2013, depreciation and amortization expenses attributable to the Offices increased to $1.7 million compared to $1.3 million for the six months ended June 30, 2012, an increase of $323,000 or 24.2%.  The increase in depreciation and amortization expenses is primarily the result of the Company's ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company's Offices.  Additionally, the two new Offices that opened during the fourth quarter of 2012 accounted for approximately $105,000 of depreciation and amortization expenses during the six months ended June 30, 2013.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 5.0% for the six months ended June 30, 2013 compared to 4.2% for the six months ended June 30, 2012.

General and administrative-Offices.  For the six months ended June 30, 2013, general and administrative expenses attributable to the Offices decreased to $2.3 million compared to $2.4 million for the six months ended June 30, 2012, a decrease of $177,000 or 7.2%.  The decrease in general and administrative expenses is primarily attributable to a decrease in bad debt expense.  As a percentage of revenue, general and administrative expenses decreased to 6.9% for the six months ended June 30, 2013 compared to 7.6% for the six months June 30, 2012.

Contribution from dental Offices

As a result of revenue increasing $1.1 million and direct expenses increasing $895,000 during the six months ended June 30, 2013, contribution from dental Offices increased to $3.2 million for the six months ended June 30, 2013 compared to $3.1 million for the six months ended June 30, 2012, an increase of $170,000 or 5.6%. As a percentage of revenue, contribution from dental Offices increased to 9.8% for the six months ended June 30, 2013 compared to 9.5% for the six months ended June 30, 2012.

Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2013, corporate expenses – general and administrative increased to $2.4 million compared to $2.2 million for the six months ended June 30, 2012, an increase of $216,000 or 9.9%.  This increase is attributable to increases of $179,000 in executive officers' bonuses, $151,000 in corporate wages, $52,000 in recruiting expense and $44,000 in professional fees, offset by decreases of $107,000 related to stock-based compensation expense pursuant to ASC Topic 718 and $102,000 in social media consulting fees.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.3% for the six months ended June 30, 2013 compared to 6.8% for the six months ended June 30, 2012.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2013, corporate expenses - depreciation and amortization increased to $96,000 compared to $77,000 for the six months ended June 30, 2012, an increase of $19,000 or 24.1%.  This increase is primarily attributable to the further development of the Company's website.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.3% for the six months ended June 30, 2013 compared to 0.2% for the six months ended June 30, 2012.

Index
Operating income

As a result of the increases in contribution from dental Offices and corporate expenses discussed above, the Company's operating income decreased by $65,000, or 8.2% to $723,000 for the six months ended June 30, 2013 compared to $788,000 for the six months ended June 30, 2012.  As a percentage of revenue, operating income decreased to 2.2% for the six months ended June 30, 2013 compared to 2.5% for the six months ended June 30, 2012.

Interest expense/(income), net

For the six months ended June 30, 2013, interest expense, net decreased to $34,000 compared to $49,000 for the six months ended June 30, 2012, a decrease of $15,000 or 31.3%.  This decrease in interest expense, net was primarily caused by an increase in interest income at the Offices.  As a percentage of revenue, interest expense, net decreased to 0.1% for the six months ended June 30, 2013 compared to 0.2% for the six months ended June 30, 2012.

Net income

As a result of the above, the Company's net income was $421,000 for the six months ended June 30, 2013 compared to net income of $451,000 for the six months ended June 30, 2012, a decrease of $30,000 or 6.7%.  As a percentage of revenue, net income decreased to 1.3% for the six months ended June 30, 2013 compared to 1.4% for the six months ended June 30, 2012.  Net income for the six months ended June 30, 2013 was net of income tax expense of $269,000, while net income for the six months ended June 30, 2012 was net of income tax expense of $288,000. The effective tax rate was constant at 39.0% for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities, the Credit Facility and the Term Loan.  As of June 30, 2013, the Company had a working capital deficit of approximately $1.5 million, retained earnings of $6.3 million and a cash balance of $641,000.

Net cash provided by operating activities was approximately $2.0 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $773,000 and an increase in income taxes payable of approximately $602,000, offset by an increase in accounts receivable of approximately $1.4 million and an increase in prepaid expenses and other assets of approximately $247,000.  During the six months ended June 30, 2012, excluding net income and after adding back non-cash items, the Company's cash provided by operating activities consisted primarily of an increase in income taxes payable of $248,000, offset by an increase in accounts receivable of approximately $415,000, a decrease in accounts payable and accrued expenses of approximately $102,000, an increase in prepaid expenses and other assets of approximately $78,000 and a decrease in other long-term obligations of approximately $13,000.

Net cash used in investing activities was approximately $1.5 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, the Company invested approximately $1.5 million in capital expenditures, including approximately $510,000 related to the remodel of one of its Offices, $218,000 for the de novo Office that opened on July 29, 2013 and $169,000 related to two Offices that were converted to digital radiography, offset by a decrease in notes receivable of $11,000. For the six months ended June 30, 2012, the Company invested approximately $1.9 million in capital expenditures, including approximately $846,000 related to remodels and relocations of two of its Offices and $430,000 related to three Offices that were converted to digital radiography, offset by a decrease in notes receivable of $18,000.

Net cash used in financing activities was approximately $985,000 for the six months ended June 30, 2013 and $509,000 million for the six months ended June 30, 2012.  During the six months ended June 30, 2013, net cash used in financing activities was comprised of approximately $2.1 million used to pay down the Credit Facility, $812,000 for the payment of dividends and $32,000 from the tax expense of Common Stock options exercised, offset by approximately $1.9 million in advances under the Term Loan and $43,000 in proceeds from the exercise of Common Stock options.  During the six months ended June 30, 2012, net cash used in financing activities was comprised of approximately $1.1 million used to pay down the Credit Facility, $812,000 for the payment of dividends and approximately $622,000 for the purchase and retirement of Common Stock, offset by $2.0 million in advances under the Term Loan.

Index
On June 28, 2013, the Company amended its Credit Facility.  The amendment extended the expiration of the Credit Facility from May 31, 2014 to June 30, 2015.  The amendment decreased from $7.0 million to $5.0 million the maximum principal amount the Company can borrow, on a revolving basis.  Interest is computed at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option.  The Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of June 30, 2013, the Company's LIBOR borrowing rate was 2.19% and the Base Rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment during the preceding quarter is also assessed at 0.25%.  The Company may prepay any Base Rate loan at any time and any LIBOR rate loan upon not less than three business days prior written notice given to the lender, but the Company is responsible for any loss or cost incurred by the lender in liquidating or employing deposits required to fund or maintain the LIBOR rate loan.  At June 30, 2013, the Company had approximately $2.6 million outstanding and approximately $2.4 million available for borrowing under the Credit Facility.  The outstanding amount consisted of $2.6 million under the Base Rate option.  The Credit Facility is collateralized by the Company's accounts receivable and Management Agreements.  The Credit Facility requires the Company to comply with certain covenants, including financial ratios.  At June 30, 2013, the Company was in compliance with all of its covenants under the Credit Facility.

On June 28, 2013, the Company amended its Term Loan.  The amendment increased the amount borrowed from $2.0 million to $3.7 million, at either, or a combination of, the lender's Base Rate or at LIBOR plus a LIBOR rate margin, at the Company's option.  The Base Rate computes interest at the higher of the lender's "prime rate" or the Federal Funds Rate.  The LIBOR option computes interest at the LIBOR rate as of the date such LIBOR rate loan was made plus a LIBOR rate margin of 2.0%.  As of June 30, 2013, the Company's LIBOR borrowing rate was 2.19% and the Base Rate borrowing rate was 3.25%.  The principal amount borrowed is payable quarterly in 16 equal payments of $225,000 plus interest beginning September 30, 2013.  The Term Loan matures on June 30, 2017.  At June 30, 2013, the Company had approximately $3.7 million outstanding under the Base Rate option.  The Term Loan requires the Company to comply with certain covenants, including financial ratios.  At June 30, 2013, the Company was in compliance with all of its covenants under the Term Loan.

The effect of the amendments to the revolving Credit Facility and the Term Loan was to reduce availability under the Credit Facility by $2.0 million while increasing the Term Loan by $1.7 million.

As of June 30, 2013, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$6,289,342	$1,000,000	$4,389,342	$900,000	$-
Operating lease obligations	12,252,832	3,583,364	5,420,284	2,646,981	602,203
Total	$18,542,174	$4,583,364	$9,809,626	$3,546,981	$602,203

The Company has leased space for three additional de novo Offices.  One Office, which is located in Loveland, Colorado, opened on July 29, 2013.  The Company anticipates the second Office, which is located in Monument, Colorado, will open in the fourth quarter of 2013.  The Company anticipates the third Office, which is located in Fort Collins, Colorado, will open in the third quarter of 2014.  The Company anticipates it will require approximately $500,000 in capital expenditures to fully equip each de novo Office.  Additionally, the Company has signed new leases and will relocate and remodel two of its Offices: One is located in Denver, Colorado and is anticipated to open in the third quarter of 2013; another  is located in Albuquerque, New Mexico and is anticipated to open in the fourth quarter of 2013.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures, debt service requirements and dividend payments for at least the next 12 months. In order to meet its long-term liquidity or capital needs, the Company may issue additional equity or debt securities, subject to market and other conditions or enter into additional term loans or revolving credit facilities.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2013.  On the basis of this review, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period April 1, 2013 through June 30, 2013.  The Company's stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company's management deems appropriate.  As of June 30, 2013, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

Index
(1)	ITEM 6. EXHIBITS

Exhibit
Number	Description of Document

3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibits 3.1 and 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

3.2
Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1/A (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.

10.1	First Amendment to Third Amended and Restated Credit Agreement dated June 28, 2013 between the Company and KeyBank National Association.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 13, 2013	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)