Form 10-Q
period 2013-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2013-11-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 1, 2013
Common Stock, no par value	1,852,565

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
ASSETS	2012	2013
CURRENT ASSETS:
Cash and cash equivalents	$1,112,511	$1,888,440
Accounts receivable, net of allowance for doubtful accounts of approximately $304,000 and $341,000, respectively	2,614,152	3,883,657
Notes receivable	165,718	149,268
Deferred tax asset	205,693	274,086
Income tax receivable	442,630	-
Prepaid expenses and other assets	482,297	675,448

Total current assets	5,023,001	6,870,899

PROPERTY AND EQUIPMENT, net	7,894,333	9,432,789

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,193,488	9,518,010
Deferred charges and other assets	158,316	165,508

Total assets	$23,269,138	$25,987,206

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,919,457	$2,287,800
Accrued expenses	1,640,076	1,777,825
Accrued payroll and related expenses	1,718,417	2,352,055
Income taxes payable	-	35,694
Current maturities of long-term debt	400,000	33,033

Total current liabilities	5,677,950	6,486,407

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,997,808	2,939,036
Long-term debt, net of current maturities	6,074,042	9,088,180
Other long-term obligations	1,547,369	937,499

Total liabilities	16,297,169	19,451,122

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,842,402 and 1,851,598 shares issued and outstanding, respectively	329,236	692,438
Retained earnings	6,642,733	5,843,646

Total shareholders' equity	6,971,969	6,536,084

Total liabilities and shareholders' equity	$23,269,138	$25,987,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2012		2013	2012		2013
REVENUE:
Dental practice revenue	$14,214,489		$14,654,444	$43,341,132		$44,830,421
Capitation revenue	1,494,934		1,406,627	4,343,406		4,271,244
	15,709,423		16,061,071	47,684,538		49,101,665

DIRECT EXPENSES:
Clinical salaries and benefits	8,823,264		9,653,405	26,912,387		29,059,351
Dental supplies	689,283		701,332	2,078,765		2,139,576
Laboratory fees	751,534		775,255	2,303,063		2,333,963
Occupancy	1,401,550		1,498,608	4,137,110		4,410,146
Advertising and marketing	353,004		280,516	1,730,667		858,753
Depreciation and amortization	725,719		855,544	2,060,675		2,513,788
General and administrative	1,249,314		1,294,460	3,694,149		3,562,103
	13,993,668		15,059,120	42,916,816		44,877,680

Contribution from dental offices	1,715,755		1,001,951	4,767,722		4,223,985

CORPORATE EXPENSES:
General and administrative	1,018,319	(1)	1,109,573 (1)	3,205,073	(2)	3,512,392	(2)
Depreciation and amortization	41,308		50,016	118,467		145,767

OPERATING INCOME/(LOSS)	656,128		(157,638)	1,444,182		565,826

OTHER INCOME (EXPENSE)
Change in fair value of contingent liabilities	-		196,000	-		196,000
Interest (expense), net	(28,018)		(36,795)	(76,796)		(70,307)

INCOME BEFORE INCOME TAXES	628,110		1,567	1,367,386		691,519
Income tax expense	244,963		612	533,281		269,693

NET INCOME	$383,147		$955	$834,105		$421,826

Net income per share of Common Stock - Basic	$0.21		$0.00	$0.45		$0.23

Net income per share of Common Stock - Diluted	$0.21		$0.00	$0.45		$0.23

Cash dividends per share of Common Stock	$0.22		$0.22	$0.66		$0.66

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,841,817		1,851,598	1,839,788		1,851,150

Diluted	1,851,445		1,863,783	1,849,842		1,861,421

(1)
Corporate expense - general and administrative includes $127,621 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2012 and  $114,291 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2013.

(2)
Corporate expense - general and administrative includes $472,585 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2012 and  $351,873 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings	Total Shareholders' Equity
	Shares	Amount

BALANCES, December 31, 2012	1,842,402	$329,236	$6,642,733	$6,971,969
Common Stock options exercised	9,196	43,000	-	43,000
Tax expense of Common Stock options exercised	-	(31,671)	-	(31,671)
Dividends declared on Common Stock	-	-	(1,220,913)	(1,220,913)
Stock-based compensation expense	-	351,873	-	351,873
Net income, nine months ended September 30, 2013	-	-	421,826	421,826

BALANCES, September 30, 2013	1,851,598	$692,438	$5,843,646	$6,536,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$834,105	$421,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,179,142	2,659,555
Stock-based compensation expense	472,585	351,873
Provision for doubtful accounts	422,261	276,236
Provision for (benefit from) deferred income taxes	-	(127,165)
Change in fair value of contingent liabilities	-	(196,000)
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable	(613,042)	(1,545,741)
Prepaid expenses and other assets	(19,843)	(193,151)
Deferred charges and other assets	5,826	(7,192)
Accounts payable	(99,192)	368,343
Accrued expenses	(240,632)	336,995
Accrued payroll and related expenses	398,194	633,638
Income taxes payable/(receivable)	135,544	478,324
Other long-term obligations	(8,431)	(415,140)
Net cash provided by operating activities	3,466,517	3,042,401

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,055,563)	(3,522,533)
Notes receivable	23,101	16,450
Net cash used in investing activities	(3,032,462)	(3,506,083)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	15,414,758	21,783,086
Repayments – line of credit	(16,430,668)	(17,535,915)
Advances – Term Loan	2,000,000	2,000,000
Repayments – Term Loan	-	(3,800,000)
Proceeds from exercise of Common Stock options	-	43,000
Purchase and retirement of Common Stock	(621,697)	-
Tax expense of Common Stock options exercised	-	(31,671)
Common Stock cash dividends	(1,217,919)	(1,218,889)
Net cash provided by (used in) financing activities	(855,526)	1,239,611

NET CHANGE IN CASH AND CASH EQUIVALENTS	(421,471)	775,929
CASH AND CASH EQUIVALENTS, beginning of period	923,878	1,112,511
CASH AND CASH EQUIVALENTS, end of period	$502,407	$1,888,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$77,831	$118,750
Cash paid for income taxes	$397,737	$172,104

NON-CASH ITEM:

Conversion of contingent liability to note payable	$-	$200,000
Conversion of contingent liability to accrued expenses	$-	$201,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on net income.

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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2013.

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

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended September 30, 2013 and 2012, respectively.  Amortization was approximately $675,000 and $677,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended September 30, 2013 and 2012 was approximately $114,000 and $128,000, respectively.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2013 and 2012 was approximately $352,000 and $473,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2013 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended September 30, 2013 for the expected option term.

Index
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is researching whether the adoption of ASU 2013-11 will have a material impact on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2012			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$383,147	1,841,817	$0.21	$955	1,851,598	$0.00

Effect of Dilutive Stock Options	-	9,628	-	-	12,185	-

Diluted EPS	$383,147	1,851,445	$0.21	$955	1,863,783	$0.00

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended September 30, 2013 and 2012 relates to the effect of 12,185 and 9,628, respectively, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended September 30, 2013 and 2012, options to purchase 437,333 and 423,600 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

	Nine Months Ended September 30,
	2012			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$834,105	1,839,788	$0.45	$421,826	1,851,150	$0.23

Effect of Dilutive Stock Options	-	10,054	-	-	10,271

Diluted EPS	$834,105	1,849,842	$0.45	$421,826	1,861,421	$0.23

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2013 and 2012 relates to the effect of 10,271 and 10,054, respectively, dilutive shares of Common Stock from stock options, which are included in total shares for the diluted earnings per share calculation.  For the nine months ended September 30, 2013 and 2012, options to purchase 439,333 and 423,600 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

Index
(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  An amendment to the 2005 Plan was approved at the June 2009 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 425,000 shares to 625,000 shares.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares from 625,000 shares to 775,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing employees with the opportunity to acquire equity in the Company.  As of September 30, 2013, there were 55,201 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2013, there were 299,336 vested options and 204,664 unvested options under the 2005 Plan.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
Valuation Assumptions	2012 (5)	2013	2012	2013

Expected life (1)	-	5.00	5.11	5.00
Risk-free interest rate (2)	-	1.38%	0.90%	0.89%
Expected volatility (3)	-	50%	50%	50%
Expected dividend yield	-	4.92%	4.83%	5.06%
Expected Forfeiture (4)	-	17.72%	-	17.72%

__________________________________________________________________________________
(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter ended September 30, 2012.

A summary of option activity as of September 30, 2013, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	477,767	$18.63	$10.75 - $21.85	4.3	$223
Granted	87,000	$17.38	$17.25 - $18.16
Exercised	(32,834)	$17.88	$10.75 - $20.02
Cancelled	(27,933)	$17.82	$15.22 - $19.75

Outstanding at September 30, 2013	504,000	$18.51	$10.75 - $21.85	3.99	$476

Exercisable at September 30, 2013	299,336	$18.96	$10.75 - $21.85	2.9	$252

Index
The weighted average grant date fair values of options granted were $4.92 per share and $5.30 per share during the nine months ended September 30, 2013 and 2012, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2013 and 2012 were $43,000 and $0, respectively.  The associated income tax effect from stock options exercised during the nine months ended September 30, 2013 and 2012 was approximately ($32,000) and $0, respectively.  As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2013 and 2012 were $146,741 and $141,964, respectively. As of September 30, 2013, there was approximately $609,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.13 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 13, 2012; April 13, 2012; July 13, 2012; October 12, 2012	$0.22
January 11, 2013; April 12, 2013; July 12, 2013; October 11, 2013

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

On September 13, 2013, the Company as Borrower entered into a Credit Agreement (the “Credit Facility”) with Compass Bank, as Lender.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of September 30, 2013, the Company’s LIBOR borrowing rate was 1.33% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At September 30, 2013, the Company had approximately $8.9 million LIBOR rate borrowings outstanding and approximately $3.1 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is secured by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining a debt-to-EBITDA ratio of no more than 2.00 to 1.00 and a fixed charge coverage ratio of no less than 1.25 to 1.00, provided to the lender annually within 120 days after the end of each fiscal year.

On September 13, 2013, the Company terminated its credit facility with KeyBank National Association.  The Company repaid the outstanding $4.6 million principal amount plus accrued interest under the Credit Agreement with KeyBank with borrowings under the new Credit Facility.

(7)	TERM LOAN

On September 13, 2013, the Company terminated its Term Loan with KeyBank National Association.  The Company repaid the outstanding $3.6 million principal amount plus accrued interest under the Term Loan with borrowings under the new Credit Facility.

(8)	CONTINGENT LIABILITIES

As part of two dental Office acquisitions were completed in 2009 that are described below, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities were recorded at estimated fair values as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.

Index
On September 30, 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $350,000, payable in cash, and an estimated fair value of contingent liabilities of $718,000 assumed in this acquisition. The contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of then trailing twelve-months operating cash flows. During the quarter ended December 31, 2011, the Company remeasured the fair value of the contingent liabilities and reduced it by $300,000 to $418,000. The $300,000 was recognized as other income for the quarter. During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities and reduced it by $17,000 to $401,000. The $17,000 was recognized as other income for the quarter. The $401,000 of contingent liabilities became payable as of September 30, 2013. The Company reclassified from other long-term obligations $201,000 to accrued expenses, which was paid in October 2013. The remaining $200,000 is represented by a promissory note payable over five years with 5% interest.

On October 29, 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, payable in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition. The contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of the then trailing twelve-months operating cash flows. During the quarter ended December 31, 2011, the Company remeasured the fair value of the contingent liabilities and reduced it by $250,000 to $600,000. The $250,000 was recognized as other income. During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities and reduced it by $179,000 to $421,000. The $179,000 was recognized as other income.

(9)	SUBSEQUENT EVENTS

The Company has leased space for two additional de novo Offices.  One Office, which is located in Monument, Colorado, will open in the fourth quarter of 2013.  The Company anticipates the second Office, which is located in Fort Collins, Colorado, is expected to open in the second quarter of 2014.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip each de novo Office.  Additionally, the Company has signed a new lease to relocate and remodel one of its Offices located in Albuquerque, New Mexico that is anticipated to open in the first quarter of 2014.

In December 2013, the Company will consolidate the dental services of one of its Denver, Colorado Offices into another Office and subsequently close this Office.  The Company anticipates approximately $60,000 in expenses related to this consolidation.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2013 and 2012. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 66 Offices in Colorado, New Mexico and Arizona staffed by 80 general dentists and 41 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Index
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

Results of Operations

For the quarter ended September 30, 2013, revenue increased $352,000, or 2.2%, to $16.1 million compared to $15.7 million for the quarter ended September 30, 2012.  For the quarter ended September 30, 2013, net income decreased $382,000 to $1,000 or $0.0 per share, compared to $383,000, or $0.21 per share, for the quarter ended September 30, 2012.

For the nine months ended September 30, 2013, revenue increased $1.4 million, or 3.0%, to $49.1 million compared to $47.7 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, net income decreased $412,000, or 49.4% to $422,000, or $0.23 per share, compared to $834,000, or $0.45 per share, for the nine months ended September 30, 2012.

The decrease in net income is attributable to substantial investments by the Company in capital projects discussed below and in personnel and their training.  The Company has yet to see the corresponding revenue from these investments.

During the first nine months of 2013, the Company generated $2.8 million of cash from operations.  During this period, the Company had capital expenditures of approximately $3.5 million, paid dividends of approximately $1.2 million and increased total bank debt by approximately $2.4 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or relocations and its continued commitment to converting its Offices to digital radiography.

Index
The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $519,000, or 12.7%, to $3.6 million for the nine months ended September 30, 2013 compared to $4.1 million for the nine months ended September 30, 2012.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income and subtracting the change in fair value of contingent liabilities as in the following table:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2012	2013	2012	2013
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$383,147	$955	$834,105	$421,826
Add back:
Depreciation and amortization - Offices	725,719	855,544	2,060,675	2,513,788
Depreciation and amortization - Corporate	41,308	50,016	118,467	145,767
Stock-based compensation expense	127,621	114,291	472,585	351,873
Interest expense, net	28,018	36,795	76,796	70,307
Income tax expense	244,963	612	533,281	269,693
Less:
Change in fair value of contingent liabilities	-	(196,000)	-	(196,000)

Adjusted EBITDA	$1,550,776	$862,213	$4,095,909	$3,577,254

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2012		2013		2012		2013

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	56.2%		60.1%		56.4%		59.2%
Dental supplies	4.4%		4.4%		4.4%		4.4%
Laboratory fees	4.8%		4.8%		4.8%		4.8%
Occupancy	8.9%		9.3%		8.7%		9.0%
Advertising and marketing	2.2%		1.7%		3.6%		1.7%
Depreciation and amortization	4.6%		5.3%		4.3%		5.1%
General and administrative	8.0%		8.1%		7.7%		7.3%
	89.1%		93.8%		90.0%		91.4%

Contribution from dental offices	10.9%		6.2%		10.0%		8.6%

CORPORATE EXPENSES:
General and administrative	6.5%	(1)	6.9%	(1)	6.7%	(2)	7.2%	(2)
Depreciation and amortization	0.3%		0.3%		0.2%		0.3%

OPERATING INCOME	4.2%		(1.0)%		3.0%		1.2%

OTHER INCOME
Change in fair value of contingent liabilities	0.0%		1.2%		0.0%		0.4%
Interest expense	0.2%		0.2%		0.2%		0.1%

INCOME BEFORE INCOME TAXES	4.0%		0.0%		2.9%		1.4%
Income tax expense	1.6%		0.0%		1.1%		0.5%

NET INCOME	2.4%		0.0%		1.7%		0.9%

(1)
Corporate expense - general and administrative includes $127,621 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2012 and  $114,291 of  stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2013.

(2)
Corporate expense - general and administrative includes $472,585 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2012 and  $351,873 of  stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2013.

Index
Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012:

Revenue

For the quarter ended September 30, 2013, revenue increased $352,000, or 2.2%, to $16.1 million compared to $15.7 million for the quarter ended September 30, 2012.

Direct expenses

Clinical salaries and benefits. For the quarter ended September 30, 2013, clinical salaries and benefits increased $830,000 or 9.4%, to $9.7 million compared to $8.8 million for the quarter ended September 30, 2012.  There were increases of $329,000 in dentist wages, $137,000 in hygienist wages, $100,000 in assistant wages, $114,000 in administration wages, $68,000 in payroll taxes and $57,000 in health insurance expenses.  Of the $830,000 increase, approximately $229,000 can be attributed to three de novo Offices, two that opened during the fourth quarter of 2012 and one that opened during the third quarter of 2013.  These three new Offices accounted for $106,000 in dentist wages, $35,000 in administration wages, $26,000 in assistant wages, $21,000 in hygienist wages, $16,000 in payroll taxes and $8,000 in health insurance during the quarter ended September 30, 2013.  Additionally, the increase in salaries and benefits is partially related to the increase in revenue as most dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits increased to 60.1% for the quarter ended September 30, 2013 compared to 56.2% for the quarter ended September 30, 2012.

Dental supplies. For the quarter ended September 30, 2013, dental supplies increased to $701,000 compared to $689,000 for the quarter ended September 30, 2012, an increase of $12,000 or 1.7%.  This increase is attributable to the three new Offices, which accounted for $28,000 of additional dental supplies during the quarter ended September 30, 2013.  Additionally, hygiene dental supplies decreased approximately $16,000 during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  As a percentage of revenue, dental supplies remained constant at 4.4% for the quarters ended September 30, 2013 and 2012.

Laboratory fees. For the quarter ended September 30, 2013, laboratory fees increased to $775,000 compared to $752,000 for the quarter ended September 30, 2012, an increase of $24,000 or 3.2%.  The three new Offices accounted for approximately $4,000 of laboratory fees during the quarter ended September 30, 2013.  As a percentage of revenue, laboratory fees remained constant at 4.8% for the quarters ended September 30, 2013 and 2012.

Occupancy. For the quarter ended September 30, 2013, occupancy expense increased $97,000, or 6.9%, to $1.5 million compared to $1.4 million for the quarter ended September 30, 2012.  The increase in occupancy expense during the quarter ended September 30, 2013 was mostly caused by an increase of $62,000 of occupancy expense related to the three new Offices.  As a percentage of revenue, occupancy expense increased to 9.3% for the quarter ended September 30, 2013 compared to 8.9% for the quarter ended September 30, 2012.

Advertising and marketing. For the quarter ended September 30, 2013, advertising and marketing expense decreased to $281,000 compared to $353,000 for the quarter ended September 30, 2012, a decrease of $72,000 or 20.5%.  The decrease in advertising and marketing expense is primarily attributable to decreases of $92,000 in radio advertising and $32,000 in print advertising, offset by increases of $34,000 in television advertising and $8,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing expense decreased to 1.7% for the quarter ended September 30, 2013 compared to 2.2% for the quarter ended September 30, 2012.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices. For the quarter ended September 30, 2013, depreciation and amortization expenses attributable to the Offices increased to $856,000 compared to $726,000 for the quarter ended September 30, 2012, an increase of $130,000 or 17.9%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources”.  Additionally, the three new Offices accounted for approximately $68,000 of depreciation and amortization expenses during the quarter ended September 30, 2013.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 5.3% for the quarter ended September 30, 2013 compared to 4.6% for the quarter ended September 30, 2012.

General and administrative-Offices.  For the quarter ended September 30, 2013, general and administrative expenses attributable to the Offices increased to $1.3 million compared to $1.2 million for the quarter ended September 30, 2012, an increase of $45,000 or 3.6%.  The increase in general and administrative expenses is primarily attributable to the three new Offices, which accounted for an additional $46,000 of general and administrative expenses.  As a percentage of revenue, general and administrative expenses increased to 8.1% for the quarter ended September 30, 2013 compared to 8.0% for the quarter ended September 30, 2012.

Index
Contribution from dental Offices

As a result of revenue increasing $352,000 and direct expenses increasing $1.1 million during the quarter ended September 30, 2013, contribution from dental Offices decreased to $1.0 million for the quarter ended September 30, 2013 compared to $1.7 million for the quarter ended September 30, 2012, a decrease of $714,000 or 41.6%. As a percentage of revenue, contribution from dental Offices decreased to 6.2% for the quarter ended September 30, 2013 compared to 10.9% for the quarter ended September 30, 2012.

Corporate expenses

Corporate expenses - general and administrative.  For the quarter ended September 30, 2013, corporate expenses – general and administrative increased to $1.1 million compared to $1.0 million for the quarter ended September 30, 2012, an increase of $91,000 or 9.0%.  This increase is attributable to increases of $112,000 in corporate wages, $54,000 in health insurance, $35,000 in professional fees and $21,000 in recruiting expense, offset by a decrease of $133,000 in executive officers’ bonuses.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.9% for the quarter ended September 30, 2013 compared to 6.5% for the quarter ended September 30, 2012.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2013, corporate expenses - depreciation and amortization increased to $50,000 compared to $41,000 for the quarter ended September 30, 2012, an increase of $9,000 or 21.1%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended September 30, 2013 and 2012.

Operating income/(loss)

As a result of the decrease in contribution from dental Offices and increase in corporate expenses discussed above, the Company’s operating income decreased by $814,000 to $(158,000) for the quarter ended September 30, 2013 compared to $656,000 for the quarter ended September 30, 2012.  As a percentage of revenue, operating income decreased to (1.0)% for the quarter ended September 30, 2013 compared to 4.2% for the quarter ended September 30, 2012.

Other income/(expense)

Change in fair value of continent liabilities.  Change in fair value of contingent liabilities of $196,000 for the quarter ended September 30, 2013 was due to writing down values at two Offices that were acquired during the fourth quarter of 2009.

Interest expense/(income), net.  For the quarter ended September 30, 2013, interest expense, net increased to $37,000 compared to $28,000 for the quarter ended September 30, 2012, an increase of $9,000 or 31.3%.  This increase in interest expense was primarily caused by an increase in the Credit Facility balances.  As a percentage of revenue, interest expense, net remained  constant at 0.2% for the quarters ended September 30, 2013 and 2012.

Net income

As a result of the above, the Company’s net income was $1,000 for the quarter ended September 30, 2013 compared to net income of $383,000 for the quarter ended September 30, 2012, a decrease of $382,000.  As a percentage of revenue, net income decreased to 0.0% for the quarter ended September 30, 2013 compared to 2.4% for the quarter ended September 30, 2012.  Net income for the quarter ended September 30, 2013 was net of income tax expense of $1,000 while net income for the quarter ended September 30, 2012 was net of income tax expense of $245,000. The effective tax rate was constant at 39.0% for the quarters ended September 30, 2013 and 2012.

Index
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012:

Revenue

For the nine months ended September 30, 2013, revenue increased $1.4 million, or 3.0%, to $49.1 million compared to $47.7 million for the nine months ended September 30, 2012.

Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2013, clinical salaries and benefits increased $2.1 million, or 8.0%, to $29.1 million compared to $26.9 million for the nine months ended September 30, 2012.  There were increases of $704,000 in dentist wages, $381,000 in hygienist wages, $358,000 in administration wages, $278,000 in assistant wages, $164,000 in health insurance expenses and $109,000 in payroll taxes.  Of the $2.1 million increase, approximately $530,000 can be attributed to the three new Offices, which accounted for $217,000 in dentist wages, $88,000 in administration wages, $69,000 in hygienist wages, $54,000 in assistant wages, $37,000 in payroll taxes and $22,000 in health insurance during the nine months ended September 30, 2013.  Additionally, the increase in salaries and benefits is partially related to the increase in revenue as most dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits increased to 59.2% for the nine months ended September 30, 2013 compared to 56.4% for the nine months ended September 30, 2012.

Dental supplies. For the nine months ended September 30, 2013, dental supplies increased $61,000 or 2.9%, to $2.1 million compared to the nine months ended September 30, 2012.  This increase is primarily attributable to the three new Offices, which accounted for an additional $76,000 of dental supplies during the nine months ended September 30, 2013.  Additionally, hygiene dental supplies decreased approximately $19,000 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  As a percentage of revenue, dental supplies remained constant at 4.4% for the nine months ended September 30, 2013 and 2012.

Laboratory fees. For the nine months ended September 30, 2013 and 2012, laboratory fees remained constant at $2.3 million.  As a percentage of revenue, laboratory fees remained constant at 4.8% for the nine months ended September 30, 2013 and 2012.

Occupancy. For the nine months ended September 30, 2013, occupancy expense increased $273,000, or 6.6%, to $4.4 million compared to $4.1 million for the nine months ended September 30, 2012.  The three new Offices accounted for $142,000 of occupancy expense during the nine months ended September 30, 2013.  Additionally, there was an increase of $87,000 in repair and maintenance expense.  As a percentage of revenue, occupancy expense increased to 9.0% for the nine months ended September 30, 2013 compared to 8.7% for the nine months ended September 30, 2012.

Advertising and marketing. For the nine months ended September 30, 2013, advertising and marketing expense decreased to $859,000 compared to $1.7 million for the nine months ended September 30, 2012, a decrease of $872,000 or 50.4%. The decrease in advertising and marketing expense is primarily attributable to decreases of $704,000 in television advertising, $192,000 in radio advertising and $86,000 in print advertising, offset by an increase of $161,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing expense decreased to 1.7% for the nine months ended September 30, 2013 compared to 3.6% for the nine months ended September 30, 2012.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the nine months ended September 30, 2013, depreciation and amortization expenses attributable to the Offices increased to $2.5 million compared to $2.1 million for the nine months ended September 30, 2012, an increase of $453,000 or 22.0%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources”.  Additionally, the three new Offices accounted for approximately $172,000 of depreciation and amortization expenses during the nine months ended September 30, 2013.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 5.1% for the nine months ended September 30, 2013 compared to 4.3% for the nine months ended September 30, 2012.

General and administrative-Offices.  For the nine months ended September 30, 2013, general and administrative expenses attributable to the Offices decreased to $3.6 million compared to $3.7 million for the nine months ended September 30, 2012, a decrease of $132,000 or 3.6%.  This decrease is attributable to decreases of $127,000 in bad debt expense and $67,000 in recruiting and relocation expense.  The three new Offices accounted for an additional $81,000 of general and administrative expenses.  As a percentage of revenue, general and administrative expenses decreased to 7.3% for the nine months ended September 30, 2013 compared to 7.7% for the nine months September 30, 2012.

Index
Contribution from dental Offices

As a result of revenue increasing $1.4 million and direct expenses increasing $2.0 million during the nine months ended Sept 30, 2013, contribution from dental Offices decreased to $4.2 million for the nine months ended September 30, 2013 compared to $4.8 million for the nine months ended September 30, 2012, a decrease of $544,000 or 11.4%. As a percentage of revenue, contribution from dental Offices decreased to 8.6% for the nine months ended September 30, 2013 compared to 10.0% for the nine months ended September 30, 2012.

Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2013, corporate expenses – general and administrative increased to $3.5 million compared to $3.2 million for the nine months ended September 30, 2012, an increase of $307,000 or 9.6%.  This increase is attributable to increases of $263,000 in corporate wages, $80,000 in professional fees, $73,000 in recruiting expense, $65,000 in health insurance and $45,000 in executive officers’ bonuses, offset by a decrease of $121,000 related to stock-based compensation expense pursuant to ASC Topic 718 and $105,000 in social media consulting fees.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.2% for the nine months ended September 30, 2013 compared to 6.7% for the nine months ended September 30, 2012.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2013, corporate expenses - depreciation and amortization increased to $146,000 compared to $118,000 for the nine months ended September 30, 2012, an increase of $27,000 or 23.0%.  This increase is attributable to the further development of the Company’s website and other information technology equipment added to the corporate office.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.3% for the nine months ended September 30, 2013 compared to 0.2% for the nine months ended September 30, 2012.

Operating income

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating income decreased by $878,000, or 60.8% to $566,000 for the nine months ended September 30, 2013 compared to $1.4 million for the nine months ended September 30, 2012.  As a percentage of revenue, operating income decreased to 1.2% for the nine months ended September 30, 2013 compared to 3.0% for the nine months ended September 30, 2012.

Other income (expense)

Change in fair value of continent liabilities.  Change in fair value of contingent liabilities of $196,000 for the nine months ended September 30, 2013 was due to writing down values at two Offices that were acquired during the fourth quarter of 2009.

Interest expense/(income), net.  For the nine months ended September 30, 2013, interest expense, net decreased to $70,000 compared to $77,000 for the nine months ended September 30, 2012, a decrease of $6,000 or 8.4%.  As a percentage of revenue, interest expense, net decreased to 0.1% for the nine months ended September 30, 2013 compared to 0.2% for the nine months ended September 30, 2012.

Net income

As a result of the above, the Company’s net income was $422,000 for the nine months ended September 30, 2013 compared to net income of $834,000 for the nine months ended September 30, 2012, a decrease of $412,000 or 49.4%.  As a percentage of revenue, net income decreased to 0.9% for the nine months ended September 30, 2013 compared to 1.7% for the nine months ended September 30, 2012.  Net income for the nine months ended September 30, 2013 was net of income tax expense of $270,000, while net income for the nine months ended September 30, 2012 was net of income tax expense of $533,000. The effective tax rate was constant at 39.0% for the nine months ended September 30, 2013 and 2012.

Index
Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and the Credit Facility.  As of September 30, 2013, the Company had working capital of approximately $384,000, retained earnings of $5.8 million and a cash balance of $1.9 million.

Net cash provided by operating activities was approximately $3.0 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.3 million and an increase in income taxes payable of approximately $478,000, offset by an increase in accounts receivable of approximately $1.5 million, an increase in prepaid expenses and other assets of approximately $193,000 and a decrease in other long-term obligations of approximately $415,000.  During the nine months ended September 30, 2012, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in income taxes payable of $136,000 and an increase of $58,000 in accounts payable and accrued expenses, offset by an increase in accounts receivable of approximately $613,000, and an increase in prepaid expenses and other assets of approximately $20,000.

Net cash used in investing activities was approximately $3.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, the Company invested approximately $3.5 million in capital expenditures, including approximately $1.1 million related to remodels and relocations of two of its Offices, $969,000 related to seven Offices that were converted to digital radiography and $579,000 for the de novo Office that opened on July 29, 2013, offset by a decrease in notes receivable of $16,000. For the nine months ended September 30, 2012, the Company invested approximately $3.1 million in capital expenditures, including approximately $1.3 million related to remodels and relocations of three of its Offices, $581,000 related to four Offices that were converted to digital radiography and $268,000 for a de novo Office, offset by a decrease in notes receivable of $23,000.

Net cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2013 and net cash used in financing activities was approximately $856,000 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, net cash provided by financing activities was comprised of approximately $4.2 million in advances under the Credit Facility and $43,000 in proceeds from the exercise of Common Stock options, offset by approximately $1.8 million used to pay down the Term Loan, $1.2 million for the payment of dividends and $32,000 from the tax expense of Common Stock options exercised.  During the nine months ended September 30, 2012, net cash used in financing activities was comprised of approximately $1.2 million for the payment of dividends, $1.0 million used to pay down the Credit Facility, and approximately $622,000 for the purchase and retirement of Common Stock, offset by $2.0 million in advances under the Term Loan.

On September 13, 2013, the Company as Borrower entered into a Credit Agreement (the “Credit Facility”) with Compass Bank, as Lender.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of September 30, 2013, the Company’s LIBOR borrowing rate was 1.33% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At September 30, 2013, the Company had approximately $8.9 million LIBOR rate borrowings outstanding and approximately $3.1 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is secured by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining a debt-to-EBITDA ratio of no more than 2.00 to 1.00 and a fixed charge coverage ratio of no less than 1.25 to 1.00, provided to the lender annually within 120 days after the end of each fiscal year.

On September 13, 2013, the Company terminated its credit facility with KeyBank National Association.  The Company repaid the outstanding $4.6 million principal amount plus accrued interest under the Credit Agreement with KeyBank with borrowings under the new Credit Facility.

On September 13, 2013, the Company terminated its Term Loan with KeyBank National Association.  The Company repaid the outstanding $3.6 million principal amount plus accrued interest under the Term Loan with borrowings under the new Credit Facility.

Index
As of September 30, 2013, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$9,121,213	$33,033	$8,998,749	$85,673	$3,758
Operating lease obligations	13,649,466	3,835,387	5,897,033	3,282,547	634,499
Total	$22,770,679	$3,868,420	$14,895,782	$3,368,220	$638,257

The Company has leased space for two additional de novo Offices.  One Office, which is located in Monument, Colorado, will open in the fourth quarter of 2013.  The Company anticipates the second Office, which is located in Fort Collins, Colorado, will open in the second quarter of 2014.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip each de novo Office.  Additionally, the Company has signed a new lease to relocate and remodel one of its Offices located in Albuquerque, New Mexico that is anticipated to open in the first quarter of 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2013.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period July 1, 2013 through September 30, 2013.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of September 30, 2013, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

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

10.1	Credit Agreement dated September 13, 2013 between the Company and Compass Bank.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 14, 2013	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)