Form 10-K
period 2013-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2014-03-28
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 26, 2014
Common Stock, without par value	1,860,089

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 28, 2013, the last business day of the registrant’s most recent completed second fiscal quarter, was $14,373,273. This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2013.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (together with its subsidiaries, the “Company”), which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1, “Business,” Item 1A, “Risk Factors,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures and payment or nonpayment of dividends.

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

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1.   Business.

General

The Company is a dental business service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 47 affiliated dental practices (“Offices”) in Colorado and ten in New Mexico, the Company believes that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  The Company currently provides business services to 66 Offices, of which 37 were acquired and 29 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings.  Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $110.9 billion in 2012.  CMS also projects that dental expenditures will reach approximately $191.3 billion by 2022, representing an increase of approximately 72.5% over 2012 dental expenditures. The Company believes this growth is driven by (i) an increase in the number of people covered by third-party payment arrangements and the resulting increase in their utilization of dental services, (ii) an increasing awareness of the benefits of dental treatments, (iii) the retention of teeth into later stages of life, (iv) the general aging of the population, as older patients require more extensive dental services, and (v) a growing awareness of and demand for preventative and cosmetic dental services.

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

Patient Services

The Company’s affiliated Offices seek to develop long-term relationships with patients. Dentists practicing at the Offices provide comprehensive general dentistry services, including crown and bridge, fillings (including gold, porcelain and composite inlays/onlays), implants and aesthetic procedures such as porcelain veneers and bleaching. In addition, dental hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery, pediatrics, endodontics and periodontics, which are available at certain of the Offices. Affiliated specialists rotate through certain Offices to provide these services. By offering a broad range of dental services within its dental practice network, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of its facilities.

The Company’s Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company’s dental practice management model provides managing dentists a leadership role and ability to practice in a style they are most accustomed to without the capital commitment and administrative burdens such as billing/collections, payroll, accounting and marketing. This gives the managing dentists the ability to focus primarily on providing high-quality dental care to their patients, team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in their Offices. The managing dentists exercise clinical judgment in matters of patient care. In addition, managing dentists have a financial incentive to improve the operating performance of their Offices through a bonus system based upon the operating performance of the Office.

When the revenues of an Office justify expansion, associate dentists are added to the team. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Dental Practice Management Model

The Company’s dental practice management model is designed to achieve its goal of providing personalized, high-quality dental care in a patient-friendly setting similar to that found in a traditional private dental practice. The Company’s dental practice management model consists of the following components:

Recruiting of Dentists.   The Company seeks to recruit and retain dentists with excellent skills and experiences, who are sensitive to patient needs, interested in establishing long-term patient relationships and motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Other advantages include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation and payment of professional membership fees and malpractice insurance.  The Company seeks to recruit managing dentists with three or more years of practice experience, although from time to time the Company recruits associate dentists graduating from residency programs.

The Company advertises for dentists through various platforms, including but not limited, to national and regional journals, job boards, state association websites, networking, sponsoring regional dental societies, search engine optimization, professional conferences, dental schools and residencies and our PERFECT TEETH careers website. In addition, the Company’s existing affiliated dentists provide a good referral source for recruiting future dentists.

Training of Non-Dental Employees.   The Company has developed a formalized training program for non-dental employees, which is conducted by the Company’s staff. This program includes training in patient interaction, scheduling, use of computer systems, office procedures and protocols, and third-party payment arrangements.   The Company also offers formalized mandatory training programs for employees regarding occupational safety and environmental issues, state dental practice law, state and local regulations and the Health Insurance Portability and Accountability Act (“HIPAA”) to ensure compliance with government regulations. Additionally, the Company encourages its employees to attend continuing education seminars as a supplement to the Company’s formalized training program.  Company regional directors meet with senior management and administrative staff to review pertinent and timely topics and generate ideas that can be shared with all Offices. Management believes that its training program and ongoing meetings with employees have contributed to the success of the Offices.

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

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through television, radio, internet, social media and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2013, the Company used television advertising in the Denver, Colorado, Colorado Springs, Colorado and Albuquerque, New Mexico markets; radio advertising in the Denver and Colorado Springs markets; and social media and internet advertising in all of its markets, including Arizona.  During 2012 and 2011, the Company used television, radio and print advertising in the Denver, Colorado Springs and Albuquerque markets and used social media and internet advertising in all of its markets, including Arizona.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices.  The Company purchased approximately $2.5 million of dental supplies and equipment from Henry Schein and incurred approximately $622,000 in laboratory expenses from Pro Dental Laboratory during 2013.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s third-party payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients including payments under the Company's discount dental plan.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice that is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans, including revenue from associated co-payments, accounted for 19.4% of the Company’s revenue in 2013 compared to 19.9% in 2012 and 19.2% in 2011.

Expansion Program

Between its formation in May 1995 and 2001, the Company acquired 42 practices, including seven practices that have been consolidated into existing Offices and one practice that was closed during 2004. Of those acquired practices (including the seven practices consolidated into existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 33 de novo Offices (including two practices that have been consolidated with existing Offices and two that were closed during 2010).  During 2009, the Company acquired two practices in Tucson, Arizona and one practice in Denver, Colorado.  During 2010, the Company opened a de novo Office in the Albuquerque, New Mexico market and the de novo Vantage Dental Implant Center in the Denver, Colorado market.  No de novo Offices were opened during 2011.  During 2012, the Company opened two de novo Offices, one in the Tucson, Arizona market and one in the Denver, Colorado market.  During 2013, the Company opened two de novo Offices, one in the Loveland, Colorado market and one in the Monument, Colorado market.  The Company has signed a lease for an additional de novo Office located in the Fort Collins, Colorado market and anticipates this Office will open in the second quarter of 2014.

The Company seeks to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through select de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through the expansion of specialty services and the aggressive recruitment of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices. Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated.  The Company is committed to upgrading its existing Offices through extensive remodels and/or Office relocations as well as converting its Offices to digital radiography.  During 2012, the Company completed remodels and/or relocations of four of its Offices and converted four additional Offices to digital radiography.  During 2013, the Company completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  Also, the Company continues to look for potential future development sites for de novo Offices and evaluates potential acquisition candidates.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C. that is owned by one of four different licensed dentists affiliated with the Company. The Company’s President, Mark A. Birner, DDS, is one of the four dentists and individually owns 55 P.C.s.  The Company has entered into agreements with the owners of the P.C.s, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C. or (in the case of Dr. Birner) the Company, a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, or a determination by the Company in its sole discretion that it is in its best interest, the Company may require the owner to sell the shares in the P.C. for a nominal amount to a third-party designated by the Company.  These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

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

Under the typical Management Agreement, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked each month by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services to the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office (other than dentists’, dental hygienists’ and dental assistants’ salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed on the Company’s or the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, except for the compensation of the dentists, dental hygienists and dental assistants who work at the Office.   This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years.  Each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period ranging from three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work, or (iii) a bonus based upon the operating performance of the Office.  Associate dentists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work. Specialists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work.

As of December 31, 2013, the Company had 75 general dentists, 39 specialists and 72 dental hygienists who were employed by the P.C.s, and 408 non-dental employees.

Competition

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive.  In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc., Comfort Dental and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and resources, superior affiliation models, a better reputation at existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2013, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

Employees

As of December 31, 2013, the Company had 75 general dentists, 39 specialists and 72 dental hygienists who were employed by the P.C.s, and 408 non-dental employees.

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

The market price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, developments in the industry or changes in general economic conditions.  A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for the Company’s services and in particular, discretionary or elective dental services, which could adversely affect the Company’s results of operations.  In addition, worsening economic conditions could adversely affect the Company’s collection of accounts receivable.

The Company’s Offices are concentrated in Colorado.

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 69% of the Company’s total revenue for each of the years ended December 31, 2011, 2012 and 2013.  Adverse changes or conditions affecting the Colorado market, such as health care reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

The Company’s operations and growth strategy place significant demands on management.

The Company’s ability to compete effectively depends upon its ability to hire, train, and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations.  Any failure by the Company’s management to effectively anticipate, implement and manage the changes required to sustain the Company’s growth may have a material adverse effect on the Company’s business, financial condition and operating results.  See Item 1. “Business – Expansion Program.”

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

The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. Several dental practice management companies operate in the Company’s markets. A number of companies with dental practice management businesses similar to that of the Company currently operate in other parts of the country and may enter the Company’s existing markets in the future. If the Company seeks to expand its operations into new markets, it is likely to face competition from other dental practice management companies that already have established a strong business presence in such locations. The Company’s competitors may have a greater financial track record and resources, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.  See Item 1. “Business - Competition.”

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

Implementation of the Company’s expansion strategy has required significant capital resources. Such resources will be needed to establish additional de novo Offices and maintain or upgrade the Company’s management information systems, and for the effective integration, operation and expansion of the Offices.  In addition, during 2009, the Company began the capital intensive process of converting the traditional x-ray systems in the Offices to digital radiography.  The Company historically has primarily used cash and promissory notes as consideration in acquisitions of dental practices and intends to continue to do so. If the Company’s capital requirements over the next several years exceed cash flow generated from operations and borrowings available under the Company’s existing bank line of credit (the “Credit Facility”) or any successor credit facility, the Company may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company’s existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the expansion of the Company’s operations or the Company’s other capital requirements could have a material and adverse effect on the Company’s ability to pursue its strategy and on its business, financial condition and operating results. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company is not the owner of the P.C.s and is heavily dependent on its affiliated dentists and management agreements.

The Company receives management fees for services provided to the P.C.s under the Management Agreements. The Company owns most of the non-dental operating assets of the Offices but does not employ or contract with dentists, dental hygienists or dental assistants, or control the provision of dental care in the Offices, which exercise sole decision-making authority with respect to all clinical matters. The Company’s revenue is dependent on the revenue generated by the P.C.s. Therefore, effective and continued performance of dentists providing services for the P.C.s is essential to the Company’s long-term success. Under each Management Agreement, the Company pays substantially all of the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists, dental hygienists and dental assistants.  Any material loss of revenue by the P.C.s would have a material adverse effect on the Company’s business, financial condition and operating results, and any termination of a Management Agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a Management Agreement by a P.C., there can be no assurance that the legal remedies available to the Company will be adequate to compensate the Company for its damages resulting from such breach. See Item 1. “Business - Affiliation Model.”  Furthermore, state regulatory authorities may review the Management Agreements for legal and regulatory compliance.  If a Management Agreement with a P.C. was deemed by a regulatory or judicial authority to be in violation of any law or regulation, the Company’s relationship with the applicable Office may terminate, the shares in the P.C. may need to be transferred, the Management Agreement may require material amendments with uncertain consequences or the Company might be required to restructure its business model.

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

The Company has completed 45 dental practice acquisitions, seven of which have been consolidated into existing Offices. The success of future acquisitions will depend on several factors, including the following:

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

Many states, including Colorado, limit the ability of a person other than a licensed dentist to own or control dental equipment or offices used in a dental practice. In addition, Arizona, Colorado, New Mexico and many other states impose limits on the tasks that may be delegated by dentists to dental hygienists and dental assistants. Some states, including Arizona, Colorado and New Mexico, regulate the content of advertisements of dental services. Some states require entities designated as “clinics” to be licensed, and may define clinics to include dental practices that are owned or controlled in whole or in part by non-dentists. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2013, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

In 2013, the Company derived approximately 8.8% of its revenue from capitated managed dental care contracts, and 10.6% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act (the “ACA”).  This act will likely have a significant impact on health care providers, insurers and others associated with the health care industry, including the Company.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company is evaluating the net impact of the ACA on its business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

The substantial value of its intangible assets may impair the Company’s results of operations and financial condition.

At December 31, 2013, intangible assets on the Company’s consolidated balance sheet were approximately $9.3 million, representing 38.2% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients.  Covenants not to compete are generally not favored by courts.  In Colorado, covenants not to compete are prohibited by statute with certain exceptions.  Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope and meet other statutory and common law requirements.  Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable and meet other statutory and common law requirements.  It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a practice management agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Item 1. “Business - Affiliation Model- Employment Agreements.”  In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists’ ability to transfer the shares in the P.C.s. See Item 1, “Business - Affiliation Model - Relationship with Professional Corporations.”  There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse effect on the Company.

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

The Company’s $12.0 million Credit Facility is with a single bank.  There can be no assurances that the bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.00 to 1.00, 2.15 to 1.00, 2.05 to 1.00 and 2.00 to 1.00 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively, and (ii) a fixed charge ratio of no less than 1.25 to 1.00.  These restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, withstand economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.

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

The Company faces risks related to unauthorized disclosure of confidential patient information.

The Company routinely has access to confidential health and financial information of patients in connection with the operation of its business.  The Company has installed privacy protection systems on its network in an attempt to prevent unauthorized access to information in its database. However, the Company’s technology may fail to adequately secure the confidential health and financial information and personally identifiable information of patients that the Company maintains in its databases. In such circumstances, the Company may be held liable to patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on its business, financial condition and results of operations. Even if the Company is not held liable, any resulting negative publicity could harm its business and distract the attention of management.

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

ITEM 2.  Properties.

Offices and Facilities

The Company’s corporate headquarters are located at 1777 S. Harrison Street, Suite 1400, Denver, Colorado 80210 in approximately 14,000 square feet occupied under a lease that expires July 31, 2016.  The Company has an option to extend the term of this lease for one additional period of five years. The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to seven years, with options to renew the leases for specific periods subsequent to their original terms. The Company believes the facilities at each of its Offices are adequate for their current level of business.  The Company generally anticipates leasing and developing de novo Offices in its current markets rather than significantly expanding the size of its existing Offices.

As of the date of this Annual Report, the Company managed a total of 66 Offices with 47 in Colorado, ten in New Mexico, and nine in Arizona.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,400 square feet to 7,400 square feet.

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

	HIGH	LOW
2012

First Quarter	$19.49	$15.75
Second Quarter	17.98	16.32
Third Quarter	17.50	16.50
Fourth Quarter	17.50	16.21

2013

First Quarter	$23.03	$17.00
Second Quarter	21.99	17.21
Third Quarter	19.57	17.01
Fourth Quarter	20.25	17.00

At March 25, 2014, there were approximately 190 holders of record and approximately 350 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company declared the following quarterly cash dividends in 2012 and 2013.

Date Dividend Paid	Quarterly Dividend Paid per Share

January 13, 2012; April 13, 2012; July 13, 2012; October 12, 2012	$0.22
January 11, 2013; April 12, 2013; July 12, 2013; October 11, 2013 January 10, 2014

The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may require the Company to reduce or eliminate the dividends. Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate law restrictions and such other factors the Company’s Board of Directors may consider relevant.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period October 1, 2013 through December 31, 2013.  The Company’s stock repurchase program has been ongoing for more than five years and there is no expiration date for the program. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2013, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2013.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and currently provides dental practice management services to 66 Offices in Colorado, New Mexico and Arizona staffed by 75 dentists and 39 specialists.  The Company has acquired 45 practices (seven of which were consolidated into existing Offices and one that was closed) and opened 33 de novo Offices (two of which were consolidated into existing Offices and two that were closed).  During December 2012, the Company consolidated the specialty dental services of one of its acquired Denver, Colorado Offices into two other Offices and subsequently closed this Office.  During 2013, the Company opened two de novo Offices.  The first de novo Office opened in July 2013 and the second de novo Office opened in December 2013.  During December 2013, the Company consolidated the dental services of one of its de novo Offices into another Office and subsequently closed this Office.  During the year ended December 31, 2013, the Company also completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by developing de novo Offices and by making acquisitions.

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

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental practice management model.  Revenue was $63.1 million in 2011, $62.4 million in 2012 and $64.1 million in 2013.  Contribution from the dental Offices was $5.6 million in 2011, $5.8 million in 2012 and $4.9 million in 2013.  Net income was $1.6 million in 2011, $807,000 in 2012 and $89,000 in 2013.  The years ended December 31, 2011 and 2013 were favorably impacted by the remeasurement and subsequent write down of contingent liabilities by $830,000 and $196,000, respectively, which the Company recognized as other income.

For the year ended December 31, 2013, revenue increased to $64.1 million compared to $62.4 million for the year ended December 31, 2012, an increase of $1.8 million or 2.8%.

During 2013, the Company opened two de novo Offices.  One Office, which is located in the Loveland, Colorado market, opened in July 2013.  The second de novo Office, which is located in the Monument, Colorado market, opened in December 2013.  During December 2013, the Company consolidated the dental services of one of its Denver, Colorado Offices into another Office and subsequently closed this Office.

For the year ended December 31, 2013, the Company generated $4.3 million of cash from operations.  During this period, the Company had capital expenditures of approximately $5.0 million, paid dividends of approximately $1.6 million and increased total bank debt by approximately $1.6 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and its continued commitment to converting its Offices to digital radiography.

For the year ended December 31, 2012, revenue decreased to $62.4 million compared to $63.1 million for the year ended December 31, 2011, a decrease of $766,000 or 1.2%.  For the year ended December 31, 2012, revenue was negatively impacted by the general weakness in the Company’s markets, which resulted in patients accepting less expensive treatment plans relative to the same period of 2011.

The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $805,000 or 16.0% to $4.2 million for the year ended December 31, 2013 from $5.0 million for the year ended December 31, 2012.  Adjusted EBITDA increased $120,000 or 2.4% to $5.0 million for the year ended December 31, 2012 from $4.9 million for the year ended December 31, 2011.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, and income tax expense to net income and subtracting the change in fair value of contingent liabilities and gain from early extinguishment of debt as in the table below.

	Years Ended December 31,
	2011	2012	2013

RECONCILIATION OF ADJUSTED EBITDA:
Net income	$1,615,327	$807,264	$89,173
Add back:
Depreciation and amortization - Offices	2,505,957	2,838,582	3,448,707
Depreciation and amortization - corporate	122,217	161,693	200,431
Stock-based compensation expense	335,076	600,936	467,028
Interest expense, net	80,920	104,147	100,647
Income tax expense	1,065,472	502,066	121,960
Less:
Change in fair value of contingent liabilities	(830,000)	-	(196,000)
Gain from early extinguishment of debt	-	-	(22,059)

Adjusted EBITDA	$4,894,969	$5,014,688	$4,209,887

At December 31, 2013, the Company’s total assets of $24.4 million included $9.3 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $5.9 million. The Company’s retained earnings as of December 31, 2013 were approximately $5.1 million and the Company had a working capital deficit on that date of approximately $1.7 million.  During 2013, the Company had capital expenditures of $5.0 million and paid out approximately $1.6 million in dividends to its shareholders.  Between December 31, 2012 and December 31, 2013, total bank debt outstanding increased by approximately $1.6 million.  The Company’s outstanding bank debt increased because of the Company’s commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and its continued commitment to converting its Offices to digital radiography.  During the year ended December 31, 2013, the Company opened two de novo Offices, completed remodels and/or relocations on two of its offices and converted eight additional Offices to digital radiography.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 19.4% of total revenue in 2013, compared with 19.9% in 2012 and 19.2% in 2011.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Income. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2011		2012		2013

Revenue	100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	56.5%		56.8%		59.5%
Dental supplies	4.3%		4.3%		4.4%
Laboratory fees	4.5%		5.0%		4.8%
Occupancy	8.5%		8.9%		9.1%
Advertising and marketing	4.2%		3.2%		1.7%
Depreciation and amortization	4.0%		4.6%		5.4%
General and administrative	9.0%		7.9%		7.4%
	91.1%		90.7%		92.4%
Contribution from dental offices	8.9%		9.3%		7.6%

Corporate Expenses:
General and administrative	5.6%	(1)	6.7%	(1)	7.2%
Depreciation and amortization	0.2%		0.3%		0.3%
Operating income	3.1%		2.3%		0.1%
Other income
Change in fair value of contingent liabilities	1.3%		0.0%		0.3%
Gain from early extinguishment of debt	0.0%		0.0%		0.0%

Interest (expense), net	(0.1)%		(0.2)%		(0.2)%

Income before income taxes	4.2%		2.1%		0.3%
Income tax expense	1.7%		0.8%		0.2%

Net income	2.6%		1.3%		0.1%

(1)
Corporate expense - general and administrative includes $335,076 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2011, $600,936 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2012 and $467,028 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Revenue increased to $64.1 million for the year ended December 31, 2013 compared to $62.4 million for the year ended December 31, 2012, an increase of $1.8 million or 2.8%.  Approximately $678,000 of the increase in revenue can be attributed to four de novo Offices, two that opened during the fourth quarter of 2012, one that opened during the third quarter of 2013 and one that opened during the fourth quarter of 2013.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits increased to $38.2 million for the year ended December 31, 2013 compared to $35.4 million for the year ended December 31, 2012, an increase of $2.8 million or 7.8%.  There were increases of $968,000 in dentist wages, $505,000 in administration wages, $467,000 in hygienist wages, $321,000 in assistant wages, $203,000 in health insurance expenses and $136,000 in payroll taxes.  Of the $2.8 million increase, approximately $747,000 can be attributed to the four new Offices, which accounted for $331,000 in dentist wages, $115,000 in administration wages, $78,000 in hygienist wages, $81,000 in assistant wages, $53,000 in payroll taxes and $30,000 in health insurance during the year ended December 31, 2013.  Additionally, the increase in clinical salaries and benefits is partially related to the increase in revenue as most of the dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits increased to 59.5% in 2013 from 56.8% in 2012.

Dental supplies.   Dental supplies increased to $2.8 million for the year ended December 31, 2013 compared to $2.7 million for the year ended December 31, 2012, an increase of $106,000 or 3.9%.  The increase in dental supplies is primarily related to the four new Offices, which accounted for an additional $100,000 of dental supplies during the year ended December 31, 2013.  As a percentage of revenue, dental supplies increased to 4.4% in 2013 from 4.3% in 2012.

Laboratory fees.   Laboratory fees remained constant at $3.1 million for the years ended December 31, 2013 and 2012.  As a percentage of revenue, laboratory fees decreased to 4.8% in 2013 from 5.0% in 2012.

Occupancy.  Occupancy expenses increased to $5.8 million for the year ended December 31, 2013 from $5.5 million for the year ended December 31, 2012, an increase of $273,000 or 4.9%.  The four new Offices accounted for an additional $194,000 of occupancy expense during the year ended December 31, 2013.  The increase in occupancy expense was also caused by an increase of $56,000 in repair and maintenance expenses at the 62 Offices open during each full year.  As a percentage of revenue, occupancy expenses increased to 9.1% in 2013 from 8.9% in 2012.

Advertising and marketing.   Advertising and marketing expenses decreased to $1.1 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012, a decrease of $936,000 or 46.4%.  The decrease in advertising and marketing expenses is primarily attributable to decreases of $706,000 in television advertising, $227,000 in radio advertising and $112,000 in print advertising, offset by an increase of $159,000 in social media and internet advertising.  The four new Offices accounted for an additional $52,000 of advertising and marketing expenses.  As a percentage of revenue, advertising and marketing expenses decreased to 1.7% in 2013 from 3.2% in 2012.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $3.4 million for the year ended December 31, 2013 from $2.8 million for the year ended December 31, 2012, an increase of $610,000 or 21.5%.   The increase in depreciation and amortization expenses is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources.”  The four new Offices accounted for an additional $244,000 of depreciation and amortization expenses during the year ended December 31, 2013.  As a percentage of revenue, depreciation and amortization expenses increased to 5.4% in 2013 from 4.6% in 2012.

General and administrative.   General and administrative expenses attributable to the Offices decreased to $4.8 million for the year ended December 31, 2013 from $4.9 million for the year ended December 31, 2012, a decrease of $160,000 or 3.2%.   This decrease in general and administrative expenses is attributable to decreases of $187,000 in bad debt expense and $66,000 in recruiting and relocation expense at the 62 Offices open during each full year.  The four new Offices accounted for an additional $91,000 in general and administrative expenses.  As a percentage of revenue, Office general and administrative expenses decreased to 7.4% in 2013 from 7.9% in 2012.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of revenue increasing $1.8 million and direct expenses increasing $2.6 million, contribution from dental Offices decreased to $4.9 million for the year ended December 31, 2013 from $5.8 million for the year ended December 31, 2012, a decrease of $884,000 or 15.3%.  As a percentage of revenue, contribution from dental Offices decreased to 7.6% in 2013 from 9.3% in 2012.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative increased to $4.6 million for the year ended December 31, 2013 from $4.2 million for the year ended December 31, 2012, an increase of $397,000 or 9.4%.  This increase is attributable to increases of $331,000 in corporate wages, $96,000 in professional fees, $87,000 in recruiting expense and $45,000 in executive officers’ bonuses, offset by decreases of $134,000 related to stock-based compensation expense pursuant to ASC Topic 718 and $117,000 in social media consulting fees.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.2% in 2013 compared to 6.7% in 2012.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization increased to $200,000 for the year ended December 31, 2013 from $162,000 for the year ended December 31, 2012, an increase of $39,000 or 24.0%.  This increase is attributable to the further development of the Company’s website and other phone and information technology equipment added to the corporate office.  As a percentage of revenue, corporate expenses - depreciation and amortization remained constant at 0.3% for the years ended December 31, 2013 and 2012.

Operating Income

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating income decreased to $94,000 for the year ended December 31, 2013 from $1.4 million for the year ended December 31, 2012, a decrease of $1.3 million or 93.4%.  As a percentage of revenue, operating income decreased to 0.1% in 2013 from 2.3% in 2012.

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $196,000 for the year ended December 31, 2013 is related to writing down values of the contingent liabilities at two Offices that were acquired during the fourth quarter of 2009.  See Notes 3 and 11 to the consolidated financial statements.

Gain from early extinguishment of debt.  Gain from early extinguishment of debt of $22,000 for the year ended December 31, 2013 is related to paying off a note at a discount.

Interest expense, net.   Interest expense, net decreased to $101,000 for the year ended December 31, 2013 from $104,000 for the year ended December 31, 2012, a decrease of $3,000 or 3.4%.  This decrease in interest expense was caused by an increase in interest income at the Offices, offset by an increase in interest expense related to an increase in the Credit Facility balances.  During 2013, total bank debt outstanding increased by $1.6 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and to converting its Offices to digital radiography.  During the year ended December 31, 2013, the Company opened two de novo Offices, completed remodels and/or relocations on two of its Offices and converted eight additional Offices to digital radiography.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the years ended December 31, 2013 and 2012.

Net Income

As a result of the above, the Company’s net income was $89,000 for the year ended December 31, 2013 compared to net income of $807,000 for the year ended December 31, 2012, a decrease of $718,000 or 89.0%.  As a percentage of revenue, net income decreased to 0.1% in 2013 from 1.3% in 2012.  Net income for the year ended December 31, 2013 was net of income tax expense of $122,000, while net income for the year ended December 31, 2012 was net of income tax expense of $502,000.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Revenue decreased to $62.4 million for the year ended December 31, 2012 compared to $63.1 million for the year ended December 31, 2011, a decrease of $766,000 or 1.2%.  Two de novo Offices opened in the fourth quarter of 2012 accounted for an additional $32,000 in revenue during the year ended December 31, 2012.

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

Laboratory fees.   Laboratory fees increased to $3.1 million for the year ended December 31, 2012 compared to $2.9 million for the year ended December 31, 2011, an increase of $270,000 or 9.4%.  The increase in laboratory fees is primarily a result of a larger number of implant procedures during the year ended December 31, 2012 compared to the year ended December 31, 2011.  As a percentage of revenue, laboratory fees increased to 5.0% in 2012 from 4.5% in 2011.

Occupancy.  Occupancy expenses increased to $5.5 million for the year ended December 31, 2012 from $5.4 million for the year ended December 31, 2011, an increase of $159,000 or 2.9%.  The increase in occupancy expense was primarily caused by an increase of $136,000 in repair and maintenance expense at the 63 Offices open during each full year.  The two de novo Offices accounted for an additional $17,000 of occupancy expense during the year ended December 31, 2012.  As a percentage of revenue, occupancy expense increased to 8.9% in 2012 from 8.5% in 2011.

Advertising and marketing.   Advertising and marketing expenses decreased to $2.0 million for the year ended December 31, 2012 from $2.7 million for the year ended December 31, 2011, a decrease of $649,000 or 24.3%.  The decrease in advertising and marketing expenses is primarily attributable to decreases of $616,000 in print advertising and $180,000 in television advertising, offset by an increase of $171,000 in social media and internet advertising.  As a percentage of revenue, advertising and marketing expenses decreased to 3.2% in 2012 from 4.2% in 2011.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $2.8 million for the year ended December 31, 2012 from $2.5 million for the year ended December 31, 2011, an increase of $333,000 or 13.3%.   The increase in depreciation and amortization expenses is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources.”  As a percentage of revenue, depreciation and amortization expenses increased to 4.6% in 2012 from 4.0% in 2011.

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

Operating Income

Due to the increase in contribution from dental Offices offset by increased corporate expenses, operating income decreased to $1.4 million for the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011, a decrease of $518,000 or 26.8%.  As a percentage of revenue, operating income decreased to 2.3% in 2012 from 3.1% in 2011.

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $830,000 for the year ended December 31, 2011 is related to writing down values at two Offices that were acquired during the fourth quarter of 2009 and writing off contingent liabilities at another Office due to the dentist being terminated for cause.  See Notes 3 and 11 to the consolidated financial statements.

Interest expense, net.   Interest expense, net increased to $104,000 for the year ended December 31, 2012 from $81,000 for the year ended December 31, 2011, an increase of $23,000 or 28.7%.  This increase in interest expense is attributable to higher average debt balances outstanding on the prior credit facility and term loan with KeyBank National Association during 2012 relative to 2011.  During 2012, total bank debt outstanding increased by approximately $2.2 million.  The Company’s outstanding bank debt increased because of the Company’s commitment to upgrading its existing Offices to digital radiography.  During the year ended December 31, 2012, the Company opened two de novo Offices, completed remodels and/or relocations of four of its Offices and converted four additional Offices to digital radiography.  As a percentage of revenue, interest expense, net increased to 0.2% in 2012 from 0.1% in 2011.

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

Impairment of Intangible and Long-lived Assets

At December 31, 2013, intangible assets on the Company’s consolidated balance sheet were $9.3 million, representing 38.2% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Liquidity and Capital Resources

The Company finances its operations and growth primarily through a combination of cash provided by operating activities and bank credit facilities and term loans.

On September 13, 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with Compass Bank.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of December 31, 2013, the Company’s LIBOR borrowing rate was 1.32% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At December 31, 2013, the Company had approximately $8.1 million LIBOR rate borrowings outstanding and approximately $3.9 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is secured by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.00 to 1.00, 2.15 to 1.00, 2.05 to 1.00 and 2.00 to 1.00 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively, and (ii) a fixed charge coverage ratio of no less than 1.25 to 1.00.

On September 13, 2013, the Company terminated its credit facility and term loan with KeyBank National Association.  The Company used borrowings under the new Credit Facility to repay the outstanding $4.6 million principal amount plus accrued interest under the Credit Agreement and $3.6 million principal amount plus accrued interest under the term 1oan.

Net cash provided by operating activities was $5.2 million, $4.4 million and $4.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.  During the year ended December 31, 2013, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $1.1 million, an increase in income taxes payable of approximately $266,000 and a decrease in prepaid expenses and other assets of $27,000, offset by an increase in accounts receivable (net of provision for doubtful accounts) of $1.0 million and a decrease in other long-term obligations of $363,000.  During the year ended December 31, 2012, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of a decrease in prepaid expenses and other assets of $113,000 and an increase in other long-term obligations of $43,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of $539,000, a decrease in income taxes payable of $558,000, and an increase in accounts receivable (net of provision for doubtful accounts) of $338,000.  During the year ended December 31, 2011, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in income taxes payable of $532,000 and an increase in other long-term obligations of $80,000, offset by an $830,000 change in fair value of contingent liabilities, a decrease in accounts payable, accrued expenses and accrued payroll of $782,000, an increase in accounts receivable (net of provision for doubtful accounts) of $54,000, an increase in prepaid expenses and other assets of $41,000, and an increase in deferred charges and other assets of $10,000.

Net cash used in investing activities was $2.4 million, $4.2 million and $5.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.  During the year ended December 31, 2013, the Company invested approximately $5.0 million in capital expenditures, including approximately $1.4 million related to remodels and/or relocations of two of its Offices, $1.4 million related to eight Offices that were converted to digital radiography and $1.2 million for the two de novo Offices that opened in 2013, offset by a decrease in notes receivable of $22,000.  During the year ended December 31, 2012, the Company invested approximately $4.2 million in capital expenditures, including approximately $1.0 million for the two de novo Offices, $1.4 million related to remodels and/or relocations on four of its Offices and $547,000 related to four Offices that were converted to digital radiography.  During the year ended December 31, 2011, the Company invested approximately $2.4 million in capital expenditures, including approximately $779,000 to install digital radiography equipment at five Offices.

For the years ended December 31, 2011, 2012 and 2013, net cash used in financing activities was $2.2 million, $39,000 and $25,000, respectively.  For the year ended December 31, 2013, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $1.8 million used to pay down the term loan and $60,000 from the tax expense of Common Stock options exercised, offset by approximately $3.4 million in advances on the Credit Facility and $43,000 in proceeds from the exercise of Common Stock options.  For the year ended December 31, 2012, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $622,000 used in the purchase of Common Stock options exercised, and $18,000 from the tax expense of Common Stock options exercised, offset by approximately $423,000 in advances on the prior credit facility and $1.8 million in advances under the term loan.  For the year ended December 31, 2011, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $690,000 for the repayment of a term loan and $479,000 used in the purchase of Common Stock offset by approximately $504,000 in advances on the prior credit facility and $19,000 from the tax benefit of Common Stock options exercised.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months.  The Company has leased space for an additional de novo Office in the Fort Collins, Colorado market and anticipates it will open in the second quarter of 2014.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip this Office.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A, “Risk Factors - Need for Additional Capital; Uncertainty of Additional Financing”.

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions. During 2011, the Company, in 25 separate transactions repurchased and retired a total of 28,426 shares of its Common Stock for total consideration of approximately $479,000 at prices ranging from $15.02 to $19.00 per share.  During 2012, the Company, in 41 separate transactions repurchased and retired a total of 37,787 shares of its Common Stock for total consideration of approximately $622,000 at prices ranging from $15.75 to $19.00 per share.  During 2013, the Company did not purchase any shares of its Common Stock.  As of December 31, 2013, approximately $891,000 of the previously authorized amount was available for purchases.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 will not have a material effect on the Company’s consolidated financial statements.

Off–Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any off–balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2012 and 2013 and for each of the years ended December 31, 2011, 2012 and 2013:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 28, 2014

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2012	2013

CURRENT ASSETS:
Cash and cash equivalents	$1,112,511	$469,827
Accounts receivable, net of allowance for doubtful accounts of approximately $304,000 and $420,000, respectively	2,614,152	3,250,319
Notes Receivable	165,718	34,195
Deferred tax asset	205,693	272,523
Income tax receivable	442,630	176,935
Prepaid expenses and other assets	482,297	455,158

Total current assets	5,023,001	4,658,957

PROPERTY AND EQUIPMENT, net	7,894,333	10,126,399

OTHER NONCURRENT ASSETS:
Intangible assets, net	10,193,488	9,292,868
Deferred charges and other assets	158,316	165,661
Notes receivable	-	109,501

Total assets	$23,269,138	$24,353,386

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,919,457	$2,548,240
Accrued expenses	1,640,076	1,641,509
Accrued payroll and related expenses	1,718,417	2,192,495
Current maturities of long-term debt	400,000	-

Total current liabilities	5,677,950	6,382,244

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,997,808	3,030,205
Long-term debt, net of current maturities	6,074,042	8,091,790
Other long-term obligations	1,547,369	965,959

Total liabilities	16,297,169	18,470,198

COMMITMENTS AND CONTINGENCIES (Note 8 & Note 10)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,842,402 and 1,852,565 shares issued and outstanding, respectively	329,236	779,758
Retained earnings	6,642,733	5,103,430

Total shareholders' equity	6,971,969	5,883,188

Total liabilities and shareholders' equity	$23,269,138	$24,353,386

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011		2012		2013

REVENUE:
Dental practice revenue	$56,952,704		$56,513,816		$58,461,286
Capitation revenue	6,167,903		5,840,373		5,644,588
	63,120,607		62,354,189		64,105,874

DIRECT EXPENSES:
Clinical salaries and benefits	35,647,158		35,402,831		38,171,494
Dental supplies	2,742,398		2,693,604		2,799,518
Laboratory fees	2,863,431		3,133,481		3,108,544
Occupancy	5,390,982		5,549,650		5,822,508
Advertising and marketing	2,666,930		2,018,264		1,082,034
Depreciation and amortization	2,505,957		2,838,582		3,448,707
General and administrative	5,705,741		4,934,926		4,774,597
	57,522,597		56,571,338		59,207,402

Contribution from dental offices	5,598,010		5,782,851		4,898,472

CORPORATE EXPENSES:
General and administrative	3,544,074	(1)	4,207,681	(1)	4,604,320	(1)
Depreciation and amortization	122,217		161,693		200,431

OPERATING INCOME	1,931,719		1,413,477		93,721

OTHER INCOME (EXPENSE):
Change in fair value of contingent liabilities	830,000		-		196,000
Gain from early extinguishment of debt	-		-		22,059
Interest (expense), net	(80,920)		(104,147)		(100,647)

INCOME BEFORE INCOME TAXES	2,680,799		1,309,330		211,133
Income tax expense	1,065,472		502,066		121,960

NET INCOME	$1,615,327		$807,264		$89,173

Net income per share of Common Stock - Basic	$0.87		$0.44		$0.05

Net income per share of Common Stock - Diluted	$0.85		$0.44		$0.05

Cash dividends per share of Common Stock	$0.86		$0.88		$0.88

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,853,307		1,839,149		1,850,257

Diluted	1,909,760		1,848,714		1,861,088

(1)
Corporate expenses - general and administrative includes $335,076 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2011, $600,936 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2012 and $467,028 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2011	2012	2013
Net income	$1,615,327	$807,264	$89,173
Other comprehensive income/(loss)	5,150	-	-

Comprehensive income	$1,620,477	$807,264	$89,173

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Other Comprehensive	Retained	Shareholders'
	Shares	Amount	Income	Earnings	Equity

BALANCES, January 1, 2011	1,850,716	$493,638	$(5,150)	$7,433,205	$7,921,693
Common Stock options exercised	15,229	-	-	-	-
Purchase and retirement of Common Stock	(28,426)	(479,344)	-	-	(479,344)
Tax expense of Common Stock options exercised	-	18,816	-	-	18,816
Dividends declared on Common Stock	-	-	-	(1,590,628)	(1,590,628)
Stock-based compensation expense	-	335,076	-	-	335,076
Other comprehensive loss	-	-	5,150	-	5,150
Net income, year ended December 31, 2011	-	-	-	1,615,327	1,615,327

BALANCES, December 31, 2011	1,837,519	$368,186	$-	$7,457,904	$7,826,090
Common Stock options exercised	7,790	-	-	-	-
Purchase and retirement of Common Stock	(37,787)	(621,697)	-	-	(621,697)
LTIP restricted stock units issued	34,880	-	-	-	-
Tax benefit of Common Stock options exercised	-	(18,189)	-	-	(18,189)
Dividends declared on Common Stock	-	-	-	(1,622,435)	(1,622,435)
Stock-based compensation expense	-	600,936	-	-	600,936
Net income, year ended December 31, 2012	-	-	-	807,264	807,264

BALANCES, December 31, 2012	1,842,402	$329,236	$-	$6,642,733	$6,971,969
Common Stock options exercised, net	10,163	43,000	-	-	43,000
Tax benefit of Common Stock options exercised	-	(59,506)	-	-	(59,506)
Dividends declared on Common Stock	-	-	-	(1,628,476)	(1,628,476)
Stock-based compensation expense	-	467,028	-	-	467,028
Net income, year ended December 31, 2013	-	-	-	89,173	89,173

BALANCES, December 31, 2013	1,852,565	$779,758	$-	$5,103,430	$5,883,188

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,615,327	$807,264	$89,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,628,174	3,000,275	3,649,138
Stock compensation expense	335,076	600,936	467,028
Provision for doubtful accounts	627,713	579,419	390,218
Provision for (benefit from) deferred income taxes	1,054,046	680,053	(34,433)
Change in fair value of contingent liabilities	(830,000)	-	(196,000)
Gain from early extinguishment of debt	-	-	(22,059)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54,067)	(337,845)	(1,026,385)
Prepaid expenses and other assets	(40,819)	112,796	27,139
Deferred charges and other assets	(9,593)	6,951	(7,345)
Accounts payable	(51,927)	(191,698)	628,783
Accrued expenses	(516,530)	(334,217)	(803)
Accrued payroll and related expenses	(213,747)	(12,856)	474,078
Income taxes payable/(receivable)	532,354	(557,668)	265,695
Other long-term obligations	80,145	42,685	(363,351)
Net cash provided by operating activities	5,156,152	4,396,095	4,340,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	12,001	33,724	22,022
Capital expenditures	(2,447,755)	(4,202,648)	(4,980,584)
Net cash used in investing activities	(2,435,754)	(4,168,924)	(4,958,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	17,235,465	21,662,666	28,417,653
Advances - term loan	-	2,000,000	2,000,000
Repayments - line of credit	(16,731,414)	(21,239,691)	(24,999,905)
Repayments - term loan	(690,000)	(200,000)	(3,800,000)
Proceeds from exercise of Common Stock options	-	-	43,000
Purchase and retirement of Common Stock	(479,344)	(621,697)	-
Tax benefit (expense) of Common Stock options exercised	18,816	(18,189)	(59,506)
Common Stock cash dividends	(1,556,251)	(1,621,627)	(1,626,240)
Net cash used in financing activities	(2,202,728)	(38,538)	(24,998)
NET CHANGE IN CASH AND CASH EQUIVALENTS	517,670	188,633	(642,684)
CASH AND CASH EQUIVALENTS, beginning of year	406,208	923,878	1,112,511
CASH AND CASH EQUIVALENTS, end of year	$923,878	$1,112,511	$469,827

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2012	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$119,546	$132,374	$157,204
Cash paid during the year for income taxes	$91,896	$397,759	$172,104
Cash received during the year for income taxes	$631,640	$-	$221,900

NON-CASH ITEMS:

Gain/(loss) recognized on interest rate swap (net of taxes)	$5,150	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2011, 2012 and 2013, the Company managed 64, 65 and 66 dental practices (collectively referred to as the ''Offices''), respectively.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and Offices developed internally ("de novo Offices"). The following table highlights the Company’s growth through December 31, 2013 as follows:

		De Novo	Office Consolidations/
	Acquisitions	Developments	Closings

2004 and Prior	42	20	(7)
2005	-	2	-
2006	-	4	(1)
2007	-	-	-
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
2012	-	2	(1)
2013	-	2	(1)
Total	45	33	(12)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

During 2013, the Company opened two de novo Offices.  One Office, which is located in the Loveland, Colorado market, opened in July 2013.  The second de novo Office, which is located in the Monument, Colorado market, opened in December 2013.  During December 2013, the Company consolidated the dental services of one of its Denver, Colorado Offices into another Office and subsequently closed this Office.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2013.  Such reclassification had no effect on net income.

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

During 2011, 2012 and 2013, 9.8%, 9.4% and 8.8%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2013, the Company did not have cash at any banks in excess of the federally insured amount.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition.  The note has a standard principal and interest monthly amortization payment schedule and a maturity date of October 31, 2018.  The note bears interest of 6% which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts would be created.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $1,729,669, $2,097,837 and $2,748,517 for the years ended December 31, 2011, 2012 and 2013, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  Amortization was $898,505, $902,437 and $900,621 for the years ended December 31, 2011, 2012 and 2013, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required. There were no impairment write-downs associated with the Company's long-lived and intangible assets during the years ended December 31, 2011, 2012 and 2013.

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

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

	2011			2012			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic EPS	$1,615,327	1,853,307	$0.87	$807,264	1,839,149	$0.44	$89,173	1,850,257	$0.05

Effect of Dilutive Stock Options	-	56,453	(0.02)	-	9,565		-	10,831

Diluted EPS:	$1,615,327	1,909,760	$0.85	$807,264	1,848,714	$0.44	$89,173	1,861,088	$0.05

The difference between basic EPS and diluted EPS for the years ended December 31, 2011, 2012 and 2013 relates to the effect of 56,453, 9,565 and 10,831 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by ASC Topic 718, “Compensation – Stock Compensation.” For the years ended December 31, 2011, 2012 and 2013, options to purchase 313,500, 413,100 and 422,166 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

Comprehensive Income

ASC Topic 220, “Reporting Comprehensive Income,” established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners.  The Company recognized on its consolidated balance sheets approximately $5,000, $0 and $0 for the years ended December 31, 2011, 2012 and 2013, respectively, of other comprehensive income to mark to market the value of the cash flow hedge net of taxes.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense pursuant to ASC Topic 718 included in the Company’s consolidated statements of income for the years ended December 31, 2011, 2012 and 2013 was approximately $335,000, $601,000 and $467,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2013 equal to the expected option term.  Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2013 for the expected option term. The expected option term was calculated based on historical experience.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 will not have a material effect on the Company’s consolidated financial statements.

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

2009 Acquisitions

On September 30, 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $350,000, all payable in cash, and an estimated fair value of contingent liabilities of $718,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of then trailing twelve-month operating cash flows.  During the quarter ended December 31, 2011, the Company remeasured the value of the contingent liabilities and reduced it by $300,000 to $418,000.  The $300,000 was recognized as other income.  During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities and reduced it by $17,000 to $401,000.  The $17,000 was recognized as other income for the quarter.  The $401,000 of contingent liabilities became payable as of September 30, 2013.  The Company paid $201,000 in October 2013.  The remaining $200,000 was represented by a promissory note payable over five years with 5% interest.  The note was paid off during the quarter ended December 31, 2013 at a discounted value, and $22,000 was recognized as other income during the quarter.

On October 29, 2009, the Company acquired the assets of a second Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, all payable in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of the then trailing twelve-month operating cash flows.  During the quarter ended December 31, 2011, the Company remeasured the value of the contingent liabilities and reduced it by $250,000 to $600,000.  The $250,000 was recognized as other income.  During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities and reduced it by $179,000 to $421,000.  The $179,000 was recognized as other income during the quarter.

On December 30, 2009, the Company acquired the assets of a dental practice and entered into a Management Agreement to manage the practice for a purchase price of $340,000, all payable in cash, and an estimated fair value of contingent liabilities of $280,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition.  On November 2, 2011, the Company terminated this practice’s dentist for cause.  Pursuant to the purchase agreement, the Company paid $5,000 to terminate the agreement.  As a result, $280,000 of contingent liabilities were extinguished and recognized as other income during the quarter ended December 31, 2011.

The fair values of the acquisitions were based on significant inputs not observable in the market and are therefore defined as level 3 inputs under ASC Topic 820.  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2011, 2012 or 2013.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2013

Dental equipment	$8,983,394	$9,759,160
Furniture and fixtures	1,479,897	1,571,135
Leasehold improvements	10,147,928	11,969,958
Computer equipment, software and related items	4,854,173	6,106,685
Instruments	1,697,690	1,898,442
	27,163,082	31,305,380

Less - accumulated depreciation	(19,268,749)	(21,178,981)

Property and equipment, net	$7,894,333	$10,126,399

Depreciation expense was $1,729,669, $2,097,837 and $2,748,517 for the years ended December 31, 2011, 2012 and 2013, respectively.

(5)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2012	2013

Management Agreements	25 years	$21,800,123	$21,800,123
Less - accumulated amortization		(11,606,635)	(12,507,255)

Intangible assets, net		$10,193,488	$9,292,868

Amortization expense was $898,505, $902,437 and $900,621 for the years ended December 31, 2011, 2012 and 2013, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2014	$882,332
2015	844,887
2016	844,564
2017	844,564
2018	844,564
Thereafter	5,031,957
$9,292,868

(6)	DEBT

Debt consists of the following:

	December 31,
	2012	2013
Revolving credit agreement with a bank not to exceed $7.0 million, at either, or a combination of the lender’s Base Rate (3.25% at December 31, 2012) or a LIBOR rate plus 2.0%,(2.21% at December 31, 2012), collateralized by the Company's accounts receivable and Management Agreements, due in May 2014 (the "Credit Facility").	4,674,042	-

$2.0 million Term Loan with a bank borrowed at an interest rate of LIBOR plus a LIBOR rate margin of 2.0%. with principal to be repaid in 20 equal quarterly payments of approximately $100,000 plus interest beginning September 30, 2012 collateralized by the Company's accounts receivable and Management Agreeements.	1,800,000	-

Revolving credit agreement with a bank not to exceed $12.0 million, at either, or a combination of, the lender’s Prime Rate (3.25% at December 31, 2013) or a LIBOR rate plus 1.15% (1.32% at December 31, 2013), collateralized by substantially all of the assets of the Company, due in September 2016 (the "Credit Facility").	-	8,091,790

	6,474,042	8,091,790
Less - current maturities	(400,000)	-

Long-term debt, net of current maturities	$6,074,042	$8,091,790

Credit Facility

On September 13, 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with Compass Bank.  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of December 31, 2013, the Company’s LIBOR borrowing rate was 1.32% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At December 31, 2013, the Company had approximately $8.1 million LIBOR rate borrowings outstanding and approximately $3.9 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.00 to 1.00, 2.15 to 1.00, 2.05 to 1.00 and 2.00 to 1.00 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively, and (ii) a fixed charge coverage ratio of no less than 1.25 to 1.00.

On September 13, 2013, the Company terminated its credit facility with KeyBank National Association.  The Company repaid the outstanding $4.6 million principal amount plus accrued interest under the prior Credit Agreement with borrowings under the new Credit Facility.

Term Loan

On September 13, 2013, the Company terminated its term loan with KeyBank National Association.  The Company repaid the outstanding $3.6 million principal amount plus accrued interest under the term loan with borrowings under the new Credit Facility.

Scheduled Maturities

The scheduled maturities of debt are as follows:

Years	Amount

2014	$-
2015	-
2016	8,091,790

$8,091,790

(7)	SHAREHOLDERS' EQUITY

Shares Repurchased and Retired

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2011, the Company, in 25 separate transactions repurchased a total of 28,426 shares of its Common Stock for total consideration of approximately $479,000 at prices ranging from $15.02 to $19.00 per share.  During 2012, the Company, in 41 separate transactions repurchased a total of 37,787 shares of its Common Stock for total consideration of approximately $622,000 at prices ranging from $15.75 to $19.00 per share.  During 2013, the Company did not purchase any shares of its Common Stock.  As of December 31, 2013, approximately $891,000 of the previously authorized amount was available for these purchases.

Stock-Based Compensation Plans

At the Company’s June 2005 annual meeting of shareholders, the shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan was amended at the June 2007 annual meeting of shareholders to reserve an additional 425,000 shares of Common Stock for issuance and was amended again at the June 2009 annual meeting of shareholders to reserve 625,000 additional shares of Common Stock for issuance.  An additional amendment to the 2005 Plan was approved at the June 2012 annual meeting of shareholders to increase the number of authorized shares of Common Stock issuable under the 2005 Plan by 150,000 shares from 625,000 shares to 775,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to employees (including officers and employee-directors) and non-statutory stock options to employees, directors and consultants. The objectives of this plan include attracting and retaining the best personnel and providing for additional performance incentives by providing employees with the opportunity to acquire Common Stock. As of December 31, 2013, there were 55,701 shares available for issuance under the 2005 Plan. The exercise price of the stock options issued under the 2005 Plan is equal to the market price, or market price plus 10% for shareholders who own greater than 10% of the Company, at the date of grant. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years. The 2005 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan.  As of December 31, 2013, there were 276,169 vested options and 206,664 unvested options outstanding under the 2005 Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2011	2012	2013

Expected life (1)	3.0	5.1	5.0
Risk-free interest rate (2)	1.25%	0.88%	0.90%
Expected volatility (3)	57%	50%	50%
Expected dividend yield	4.46%	4.91%	5.05%
Expected forfeiture (4)	10.50%	1.26%	17.77%

____________________________
(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2011, 2012 and 2013, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2010	313,438	$16.95	$9.66 - $21.85	3.6	$853
Granted	147,000	$19.72	$19.03 - $19.75
Exercised	(43,749)	$12.94	$9.66 - $19.40
Canceled	(6,000)	$14.60	$11.50 - $15.22

Balance at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4	$219
Granted	132,000	$17.97	$16.50 - $18.39
Exercised	(34,422)	$14.35	$10.20 - $17.61
Canceled	(30,500)	$17.61	$17.61 - $17.61

Balance at December 31, 2012	477,767	$18.63	$10.75 - $21.85	4.3	$223
Granted	89,000	$17.41	$17.25 - $18.95
Exercised	(53,501)	$18.27	$10.75 - $20.02
Canceled	(30,433)	$18.00	$15.22 - $20.02

Balance at December 31, 2013	482,833	$18.48	$10.75 - $21.85	3.9	$214

Exercisable at December 31, 2011	204,691	$18.43	$10.20 - $21.85	2.4	$152

Exercisable at December 31, 2012	224,437	$19.21	$10.75 - $21.85	3.1	$126

Exercisable at December 31, 2013	276,169	$18.95	$10.75 - $21.85	2.9	$152

The weighted average grant date fair value of options granted was $5.98, $5.16 and $4.93 per option during the years ended December 31, 2011, 2012 and 2013, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2011, 2012 and 2013 were $0, $0 and $43,000, respectively. The associated income tax effect from stock options exercised during the years ended December 31, 2011, 2012 and 2013 was $19,000, ($18,000) and ($60,000), respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $305,000, $142,000 and $165,000, respectively. As of December 31, 2013, there was approximately $500,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.12 years.

The following table summarizes information about the options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2013	Weighted Average Exercise Price
$8.74 — 10.92	10,000	0.2	$10.75	10,000	10.75
10.93 — 13.11	6,667	1.8	11.50	6,667	11.50
13.12 — 15.29	21,000	1.1	15.22	8,000	15.22
15.30 — 17.48	106,000	5.5	16.87	27,002	16.42
17.49 — 19.66	132,000	5.4	18.32	55,333	18.47
19.67 — 21.85	207,166	2.7	20.34	169,167	20.47

$8.74 — 21.85	482,833	3.9	$18.48	276,169	$18.95

(8)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $4,314,063, $4,303,217 and $4,452,030 for the years ended December 31, 2011, 2012 and 2013, respectively.

Future minimum lease commitments for operating leases with remaining non-cancellable terms of one or more years are as follows:

Years ending December 31,
2014	$3,831,793
2015	3,174,405
2016	2,396,369
2017	1,623,904
2018	904,103
Thereafter	996,015

$12,926,589

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

Additionally, during the quarter ended December 31, 2011, the Company remeasured and reduced the value of contingent liabilities by $550,000 and recognized this amount as other income.

During the quarter ended September 30, 2013, the Company remeasured and reduced the value of contingent liabilities by $196,000 and recognized this amount as other income for the quarter.  The $401,000 of contingent liabilities became payable as of September 30, 2013.  As of December 31, 2013, approximately $421,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Income tax expense for the years ended December 31, 2011, 2012 and 2013 consists of the following:

	2011	2012	2013
Current:
Federal	$(6,284)	$(149,228)	$122,278
State	17,710	(28,759)	34,115
	11,426	(177,987)	156,393
Deferred:
Federal	980,926	620,429	(28,857)
State	73,120	59,624	(5,576)
	1,054,046	680,053	(34,433)

Total income tax expense	$1,065,472	$502,066	$121,960

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2011	2012	2013

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	0.5	1.1	6.0
Share based compensation	2.2	3.5	3.5
Other	-	(3.3)	11.3
	39.7%	38.4%	57.8%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2012	2013

Deferred tax assets current:
Accruals not currently deductible	$93,246	$117,123
Allowance for doubtful accounts	112,447	155,400
	205,693	272,523
Deferred tax assets long-term:
Stock option compensation	358,530	421,066
	358,530	421,066
Deferred tax liabilities long-term:
Depreciation for tax over books	(673,345)	(917,812)
Contingent liabilities impairment	(203,500)	(158,730)
Intangible asset amortization for tax over books	(2,479,494)	(2,374,729)
	(3,356,338)	(3,451,271)
Net long-term deferred tax liability	(2,997,808)	(3,030,205)

Net deferred tax asset (liability)	$(2,792,115)	$(2,757,682)

The Company’s deferred tax assets are related to: accruals not currently deductible, allowance for doubtful accounts and stock option timing differences between book and tax.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of cumulative tax depreciation and amortization expense exceeding book depreciation and amortization and contingent liabilities recorded in 2012 and 2013.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2011, 2012 and 2013, tax benefits associated with the exercise of stock options reduced (increased) taxes payable by approximately $19,000, ($18,000) and ($60,000), respectively, and increased (reduced) equity by the same amount.

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

As of December 31, 2013, the Company had federal and state income tax net operating loss (NOL) carry forwards of $176,875 which will expire in 2023.

At December 31, 2012 and 2013, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2012 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2010-2013 remain open to examination by taxing jurisdictions to which the Company is subject.

(10)	BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/Stock Bonus Plan, which was established in 1997. Eligible employees may make voluntary contributions to the plan.  The Company matches 40% of the first 6% of each employee’s contribution.  The Company contributed $223,000, $248,000 and $253,000 towards the plan for the years ended December 31, 2011, 2012 and 2013, respectively.  In addition, the Company may make profit sharing contributions at its discretion in cash or in Common Stock of the Company. For the years ended December 31, 2011, 2012 and 2013, the Company did not make any profit sharing contributions.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2012 or 2013.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 by level within the fair value hierarchy:

	2012			2013
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance at January 1	$-	$-	$1,010,000	$-	$-	$1,010,000

Additions			-			-

Deletions			-			(393,000)

Revisions			-			(196,000)

Contingent Liabilities Balance at December 31			$1,010,000			$421,000

In 2011, 2012 and 2013, the Company recognized, on its consolidated balance sheets, approximately $5,000, $0 and $0 (net of taxes), respectively, of other comprehensive income to mark up the value of the cash flow hedge.  As required by ASC Topic 820, the Company calculated the value of the cash flow hedge using Level II inputs.

During the quarter ended September 30, 2013, the Company remeasured and reduced the value of contingent liabilities by $196,000 and recognized this amount as other income for the quarter. $401,000 of contingent liabilities became payable as of September 30, 2013 and was paid in October 2013.  As of December 31, 2013, approximately $421,000 of contingent liabilities were recorded on the consolidated balance sheets.

(12)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income	Net Income Per Share of Common Stock - Diluted
2011 quarter ended:
March 31, 2011	$17,075,202	$1,696,340	$386,124	$0.20
June 30, 2011	16,416,545	1,710,741	365,425	0.19
September 30, 2011	15,492,724	1,249,208	374,045	0.20
December 31, 2011	14,136,136	941,721	489,733	0.26

	$63,120,607	$5,598,010	$1,615,327	$0.85

2012 quarter ended:
March 31, 2012	$16,199,687	$1,731,481	$308,794	$0.17
June 30, 2012	15,775,428	1,320,487	142,166	0.08
September 30, 2012	15,709,423	1,715,755	383,147	0.21
December 31, 2012	14,669,651	1,015,128	(26,843)	(0.01)

	$62,354,189	$5,782,851	$807,264	$0.44

2013 quarter ended:
March 31, 2013	$16,604,302	$1,573,553	$241,314	$0.13
June 30, 2013	16,436,292	1,648,484	179,560	0.10
September 30, 2013	16,061,071	1,001,951	955	-
December 31, 2013	15,004,209	674,484	(332,656)	(0.18)

	$64,105,874	$4,898,472	$89,173	$0.05

(13)	SUBSEQUENT EVENTS

On February 12, 2014, the Company amended its Credit Facility.  The amendment changed the debt-to-EBITDA ratio that the Company must maintain.  For the year ending December 31, 2014, the Company must maintain a debt-to-EBITDA ratio of no more than 2.15 to 1.00.  For the year ending December 31, 2015, the Company must maintain a debt-to-EBITDA ratio of no more than 2.05 to 1.00.  For the year ending December 31, 2016, the Company must maintain a debt-to-EBITDA ratio of no more than 2.00 to 1.00.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2013.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2013 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2013 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2013 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2013 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2013 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2013 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets ‑ As of December 31, 2012 and 2013

Consolidated Statements of Income ‑ Years ended December 31, 2011, 2012 and 2013

Consolidated Statements of Comprehensive Income Years ended December 31, 2011, 2012 and 2013

Consolidated Statements of Shareholders’ Equity Years ended December 31, 2011, 2012 and 2013

Consolidated Statements of Cash Flows ‑ Years ended December 31, 2011, 2012 and 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II ‑ Valuation and Qualifying Accounts ‑ Years Ended December 31, 2011, 2012 and 2013

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 28, 2014
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 28, 2014
Frederic W.J. Birner	Officer and Director (Principal Executive
Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	March 28, 2014
Dennis N. Genty	Treasurer (Principal Financial and Accounting
Officer)

/s/ Mark A. Birner	President and Director	March 28, 2014
Mark A. Birner, D.D.S.

/s/ Brooks G. O’Neil	Director	March 28, 2014
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 28, 2014
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 28, 2014
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 28, 2014, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Birner Dental Management Services, Inc., listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Birner Dental Management Services, Inc.'s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 28, 2014

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2013	$303,910	$390,217	$274,127	$420,000
2012	$301,945	$579,419	$577,454	$303,910
2011	$315,333	$627,713	$641,101	$301,945

(1) Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document

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

10.1*
Form of Indemnification Agreement entered into between the Registrant and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.2*
Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 19, 2005.

10.3*
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

10.25*
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

10.43
Credit Agreement dated September 13, 2013 between the Registrant and Compass Bank, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2013.

10.44†	Omnibus Amendment to Loan Documents dated February 12, 2014 between the Registrant and Compass Bank.
23†	Hein & Associates LLP consent dated March 28, 2014.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1††	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

††	Furnished with this Form 10-K.

*  Indicates a management contract or compensatory plan or arrangement.