Form 10-Q
period 2014-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2014-05-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________________ to __________________________________

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 2, 2014
Common Stock, no par value	1,860,089

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
ASSETS	2013	2014
CURRENT ASSETS:
Cash and cash equivalents	$469,827	$299,990
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $420,000, respectively	3,250,319	3,797,658
Notes receivable	34,195	34,195
Deferred tax asset	272,523	298,019
Income tax receivable	176,935	-
Prepaid expenses and other assets	455,158	789,115

Total current assets	4,658,957	5,218,977

PROPERTY AND EQUIPMENT, net	10,126,399	10,469,987

OTHER NONCURRENT ASSETS:
Intangible assets, net	9,292,868	9,067,725
Deferred charges and other assets	165,661	165,661
Notes receivable	109,501	102,804

Total assets	$24,353,386	$25,025,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,548,240	$1,986,186
Accrued expenses	1,641,509	1,572,880
Accrued payroll and related expenses	2,192,495	2,734,138
Income taxes payable	-	292,146

Total current liabilities	6,382,244	6,585,350

LONG-TERM LIABILITIES:
Deferred tax liability, net	3,030,205	2,752,344
Long-term debt	8,091,790	9,054,728
Other long-term obligations	965,959	938,437

Total liabilities	18,470,198	19,330,859

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,852,565 and 1,860,089 shares issued and outstanding, respectively	779,758	950,753
Retained earnings	5,103,430	4,743,542

Total shareholders' equity	5,883,188	5,694,295

Total liabilities and shareholders' equity	$24,353,386	$25,025,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2013		2014
REVENUE:
Dental practice revenue	$15,163,445		$15,472,734
Capitation revenue	1,440,857		1,333,664
	16,604,302		16,806,398

DIRECT EXPENSES:
Clinical salaries and benefits	9,712,539		9,893,366
Dental supplies	706,649		691,692
Laboratory fees	760,376		804,003
Occupancy	1,457,577		1,458,394
Advertising and marketing	362,827		229,925
Depreciation and amortization	819,881		967,263
General and administrative	1,210,900		1,429,905
	15,030,749		15,474,548

Contribution from dental offices	1,573,553		1,331,850

CORPORATE EXPENSES:
General and administrative	1,104,988	(1)	1,169,145	(1)
Depreciation and amortization	46,253		54,640

OPERATING INCOME	422,312		108,065
Interest expense, net	26,716		27,194

INCOME BEFORE INCOME TAXES	395,596		80,871
Income tax expense	154,282		31,540

NET INCOME	$241,314		$49,331

Net income per share of Common Stock - Basic	$0.13		$0.03

Net income per share of Common Stock - Diluted	$0.13		$0.03

Cash dividends per share of Common Stock	$0.22		$0.22

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,845,375		1,854,455

Diluted	1,857,088		1,864,708

(1)	Corporate expenses - general and administrative includes $131,008 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2013 and $100,430 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, December 31, 2013	1,852,565	$779,758	$5,103,430	$5,883,188
Common Stock options exercised	7,524	64,500	-	64,500
Tax benefit of Common Stock options exercised	-	6,065	-	6,065
Dividends declared on Common Stock	-	-	(409,219)	(409,219)
Stock-based compensation expense	-	100,430	-	100,430
Net income, three months ended March 31, 2014	-	-	49,331	49,331

BALANCES, March 31, 2014	1,860,089	$950,753	$4,743,542	$5,694,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241,314	$49,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	866,134	1,021,903
Stock-based compensation expense	131,008	100,430
Provision for doubtful accounts	118,397	286,860
Provision for (benefit from) deferred income taxes	(119,113)	(303,357)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(859,331)	(834,199)
Prepaid expenses and other assets	(345,551)	(333,957)
Accounts payable	(22,629)	(562,054)
Accrued expenses	(57,143)	(70,283)
Accrued payroll and related expenses	732,296	541,643
Income taxes payable/(receivable)	527,147	469,081
Other long-term obligations	38,511	(27,522)
Net cash provided by operating activities	1,251,040	337,876

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(491,844)	(1,140,348)
Notes receivable	5,401	6,697
Net cash used in investing activities	(486,443)	(1,133,651)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	5,553,319	7,408,854
Repayments – line of credit	(6,227,361)	(6,445,916)
Proceeds from exercise of Common Stock options	43,000	64,500
Tax benefit (expense) of Common Stock options exercised	(31,852)	6,065
Common Stock cash dividends	(405,328)	(407,565)
Net cash provided by (used in) financing activities	(1,068,222)	625,938

NET CHANGE IN CASH AND CASH EQUIVALENTS	(303,625)	(169,837)
CASH AND CASH EQUIVALENTS, beginning of period	1,112,511	469,827
CASH AND CASH EQUIVALENTS, end of period	$808,886	$299,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31,
	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$33,824	$30,630
Cash paid for income taxes	$-	$9,750
Cash received for income taxes	$221,900	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Revenue

Revenue is generally recognized when services are provided and is reported at estimated net realizable amounts due from insurance companies, preferred provider and health maintenance organizations (i.e., third-party payors) and patients for services rendered, net of contractual and other adjustments.  Dental services are billed and collected by the Company in the name of the Offices.

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2014.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition.  The note has a standard principal and interest monthly amortization payment schedule and a maturity date of October 31, 2018.  The note bears interest of 6% which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts would be created. There was no allowance for doubtful accounts for the note as of March 31, 2014 or December 31, 2013.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended March 31, 2014 and 2013, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended March 31, 2014 and 2013.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended March 31, 2014 and 2013 was approximately $100,000 and $131,000, respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2014 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended March 31, 2014 for the expected option term.

Index
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 is not expected to have a material effect on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2013			2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$241,314	1,845,375	$0.13	$49,331	1,854,455	$0.03

Effect of Dilutive Stock Options	-	11,713	-	-	10,253	-

Diluted EPS	$241,314	1,857,088	$0.13	$49,331	1,864,708	$0.03

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarters ended March 31, 2014 and 2013 relates to the effect of 10,253 and 11,713, respectively, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended March 31, 2014 and 2013, options to purchase 386,681 and 389,666 shares, respectively, of Common Stock were not included in the computation of dilutive earnings per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  The Company’s shareholders have approved several amendments to the 2005 Plan to increase the number of authorized shares of Common Stock issuable under the 2005 Plan (i) from 300,000 shares to 425,000 shares in June 2007, (ii) from 425,000 shares to 625,000 shares in June 2009, and (iii) from 625,000 shares to 775,000 shares in June 2012. At the 2014 annual meeting of shareholders that will be held on June 5, 2014, the shareholders will vote on a proposal to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 775,000 shares to 1,025,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  As of March 31, 2014, there were 75,701 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2014, there were 295,836 vested options and 156,997 unvested options under the 2005 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended
	March 31,
Valuation Assumptions	2013	2014 (5)

Expected life (1)	5.0	-
Risk-free interest rate (2)	0.88%	-
Expected volatility (3)	49%	-
Expected dividend yield	5.03%	-
Expected Forfeiture (4)	17.72%	-

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter ended March 31, 2014.

A summary of option activity as of March 31, 2014, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2014	482,833	$18.48	$10.75 - $21.85	3.9	$214
Exercised	(10,000)	$10.75	$10.75 - $10.75
Cancelled	(20,000)	$20.82	$17.25 - $21.85

Outstanding at March 31, 2014	452,833	$18.55	$11.50 - $21.00	3.9	$227

Exercisable at March 31, 2014	295,836	$18.85	$11.50 - $21.00	3.0	$147

The weighted average grant date fair values of options granted was $4.84 per share during the quarter ended March 31, 2013.  No options were granted during the quarter ended March 31, 2014.  Net cash proceeds from the exercise of stock options during the quarters ended March 31, 2014 and 2013 were $64,500 and $43,000, respectively.  The associated income tax effect from stock options exercised during the quarters ended March 31, 2014 and 2013 was approximately $6,000 and ($32,000), respectively.  As of the date of exercise, the total intrinsic values of options exercised during quarters ended March 31, 2014 and 2013 were $66,740 and $146,741, respectively. As of March 31, 2014, there was approximately $399,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.13 years.

Index
(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 11, 2013; April 12, 2013; July 12, 2013; October 11, 2013	$0.22
January 10, 2014; April 11, 2014

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of March 31, 2014, the Company’s LIBOR borrowing rate was 1.31% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At March 31, 2014, the Company had approximately $9.1 million LIBOR rate borrowings outstanding and approximately $2.9 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00, 2.05 to 1.00 and 2.00 to 1.00 for the years ending December 31, 2014, 2015 and 2016, respectively, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.

(7)	TERM LOAN

On September 13, 2013, the Company terminated its term loan with KeyBank National Association.  The Company repaid the outstanding $3.6 million principal amount plus accrued interest under the term loan with borrowings under the new Credit Facility.

(8)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended March 31, 2013 and 2014.

Index
The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and March 31, 2014 by level within the fair value hierarchy:

	December 31, 2013			March 31, 2014
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	$-	$421,000	$-	$-	$421,000

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2014 and 2013. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 66 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 41 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no changes to these policies since the filing of that report.

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

Index
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

Index
The Company seeks to increase its revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs and by adding additional specialty services.  The Company also seeks to increase revenue by opening de novo Offices and by making selective acquisitions of dental practices.  The Company seeks to supplement fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity.  The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable that are over 120 days past due and that appear are not collectible are written off as bad debt and those in excess of $50 are sent to an outside collections agency.

Results of Operations

For the quarter ended March 31, 2014, revenue increased $202,000, or 1.2%, to $16.8 million compared to $16.6 million for the quarter ended March 31, 2013.  For the quarter ended March 31, 2014, net income decreased $192,000, or 79.6% to $49,000, or $0.03 per share, compared to $241,000 or $0.13 per share, for the quarter ended March 31, 2013.

The decrease in net income is attributable to substantial investments by the Company in capital projects discussed below and in personnel and their training.  The Company has yet to see revenue increases resulting from these investments.

During the quarter ended March 31, 2014, the Company generated $338,000 of cash from operations.  During this period, the Company had capital expenditures of approximately $1.1 million, paid dividends of approximately $408,000 and increased total bank debt by approximately $963,000.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and its continued commitment to converting its Offices to digital radiography.

Index
The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $189,000, or 13.3%, to $1.2 million for the quarter ended March 31, 2014 compared to $1.4 million for the quarter ended March 31, 2013.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense to net income as in the following table:

	Quarters
	Ended March 31,
	2013	2014
RECONCILIATION OF EBITDA:
Net income	$241,314	$49,331
Add back:
Depreciation and amortization - Offices	819,881	967,263
Depreciation and amortization - Corporate	46,253	54,640
Stock-based compensation expense	131,008	100,430
Interest expense, net	26,716	27,194
Income tax expense	154,282	31,540

Adjusted EBITDA	$1,419,454	$1,230,398

Index
The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s condensed consolidated statements of income. The information contained in the following table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto contained elsewhere in this report.  Percentage amounts may not add due to rounding.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended
	March 31,
	2013		2014

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	58.5%		58.9%
Dental supplies	4.3%		4.1%
Laboratory fees	4.6%		4.8%
Occupancy	8.8%		8.7%
Advertising and marketing	2.2%		1.4%
Depreciation and amortization	4.9%		5.8%
General and administrative	7.3%		8.5%
	90.5%		92.1%

Contribution from dental offices	9.5%		7.9%

Corporate Expenses:
General and administrative	6.7	%(1)	7.0	%(1)
Depreciation and amortization	0.3%		0.3%

Operating income	2.5%		0.6%

Interest expense	0.2%		0.2%

Income before income taxes	2.4%		0.5%
Income tax expense	0.9%		0.2%

Net income	1.5%		0.3%

(1)	Corporate expenses - general and administrative includes $131,008 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2013 and $100,430 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended March 31, 2014.

Index
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013:

Revenue

For the quarter ended March 31, 2014, revenue increased $202,000, or 1.2%, to $16.8 million compared to $16.6 million for the quarter ended March 31, 2013.  This increase is attributable to revenue from two de novo Offices, which opened during the third quarter and fourth quarter of 2013, respectively.  These two new Offices accounted for an additional $276,000 in revenue during the quarter ended March 31, 2014. Same store revenue (based on 64 Offices open during each full quarter) decreased $74,000.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2014, clinical salaries and benefits increased $181,000, or 1.9%, to $9.9 million compared to $9.7 million for the quarter ended March 31, 2013.  This increase is attributable to the two new Offices, which accounted for an additional $205,000 of clinical salaries and benefits during the quarter ended March 31, 2014 while clinical salaries and benefits at the 64 Offices open during each full quarter decreased $25,000.  As a percentage of revenue, clinical salaries and benefits increased to 58.9% for the quarter ended March 31, 2014 compared to 58.5% for the quarter ended March 31, 2013.

Dental supplies. For the quarter ended March 31, 2014, dental supplies decreased to $692,000 compared to $707,000 for the quarter ended March 31, 2013, a decrease of $15,000, or 2.1%.  Dental supplies decreased $35,000 at the 64 Offices open during each full quarter while the two new Offices accounted for an additional $20,000 of dental supplies during the quarter ended March 31, 2014.  As a percentage of revenue, dental supplies decreased to 4.1% for the quarter ended March 31, 2014 compared to 4.3% for the quarter ended March 31, 2013.

Laboratory fees. For the quarter ended March 31, 2014, laboratory fees increased to $804,000 compared to $760,000 for the quarter ended March 31, 2013, an increase of $44,000, or 5.7%.  Laboratory fees increased $38,000 at the 64 Offices open during each full quarter while the two new Offices accounted for an additional $6,000 of laboratory fees during the quarter ended March 31, 2014.  As a percentage of revenue, laboratory fees increased to 4.8% for the quarter ended March 31, 2014 compared to 4.6% for the quarter ended March 31, 2013.

Occupancy. For the quarters ended March 31, 2014 and 2013, occupancy expense remained constant at $1.5 million.  The two new Offices accounted for an additional $67,000 of occupancy expense during the quarter ended March 31, 2014 while occupancy expense at the 64 Offices open during each full quarter decreased $66,000.  As a percentage of revenue, occupancy expense decreased to 8.7% for the quarter ended March 31, 2014 compared to 8.8% for the quarter ended March 31, 2013.

Advertising and marketing. For the quarter ended March 31, 2014, advertising and marketing expenses decreased to $230,000 compared to $363,000 for the quarter ended March 31, 2013, a decrease of $133,000, or 36.6%.  For the 64 Offices open during each full quarter, there were decreases of $86,000 in television advertising and $61,000 in radio advertising, offset by an increase of $13,000 in social media and internet advertising.  The two new Offices accounted for an additional $12,000 of advertising and marketing expenses during the quarter ended March 31, 2014.  As a percentage of revenue, advertising and marketing expenses decreased to 1.4% for the quarter ended March 31, 2014 compared to 2.2% for the quarter ended March 31, 2013.  The Company adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization-Offices.  For the quarter ended March 31, 2014, depreciation and amortization expenses attributable to the Offices increased to $967,000 compared to $820,000 for the quarter ended March 31, 2013, an increase of $147,000, or 18.0%.  The increase in depreciation and amortization expenses is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  There was an increase of $94,000 in depreciation and amortization expenses attributable to the 64 Offices open during each full quarter.  Additionally, the two new Offices accounted for $53,000 of depreciation and amortization expenses attributable to the Offices during the quarter ended March 31, 2014.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 5.8% for the quarter ended March 31, 2014 compared to 4.9% for the quarter ended March 31, 2013.

General and administrative-Offices.  For the quarter ended March 31, 2014, general and administrative expenses attributable to the Offices increased to $1.4 million compared to $1.2 million for the quarter ended March 31, 2013, an increase of $219,000, or 18.1%.  The increase in general and administrative expenses is primarily attributable to an increase in bad debt expense of $153,000 at the 64 Offices open during each full quarter.  Additionally, the two new Offices accounted for $23,000 of general and administrative expenses during the quarter ended March 31, 2014.  As a percentage of revenue, general and administrative expenses increased to 8.5% for the quarter ended March 31, 2014 compared to 7.3% for the quarter ended March 31, 2013.

Index
Contribution from dental Offices

As a result of revenue increasing $202,000 and direct expenses increasing $444,000 during the quarter ended March 31, 2014, contribution from dental Offices decreased $242,000, or 15.4%, to $1.3 million for the quarter ended March 31, 2014 compared to $1.6 million for the quarter ended March 31, 2013.  As a percentage of revenue, contribution from dental Offices decreased to 7.9% for the quarter ended March 31, 2014 compared to 9.5% for the quarter ended March 31, 2013.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2014, corporate expenses – general and administrative increased to $1.2 million compared to $1.1 million for the quarter ended March 31, 2013, an increase of $64,000 or 5.8%.  This increase is attributable to an increase of $142,000 in corporate wages, offset by decreases of  $31,000 related to stock-based compensation expense pursuant to ASC Topic 718, $26,000 in professional fees and $17,000 in 401(k) expense.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.0% for the quarter ended March 31, 2014 compared to 6.7% for the quarter ended March 31, 2013.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2014, corporate expenses - depreciation and amortization increased to $55,000 compared to $46,000 for the quarter ended March 31, 2013, an increase of $8,000 or 18.1%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended March 31, 2014 and 2013.

Operating income

As a result of the matters discussed above, the Company’s operating income decreased by $314,000, or 74.4%, to $108,000 for the quarter ended March 31, 2014 compared to $422,000 for the quarter ended March 31, 2013.  As a percentage of revenue, operating income decreased to 0.6% for the quarter ended March 31, 2014 compared to 2.5% for the quarter ended March 31, 2013.

Interest expense/(income), net

For the quarters ended March 31, 2014 and 2013, interest expense remained constant at $27,000.  As a percentage of revenue, interest expense remained constant at 0.2% for the quarters ended March 31, 2014 and 2013

Net income

As a result of the above, the Company’s net income was $49,000 for the quarter ended March 31, 2014 compared to net income of $241,000 for the quarter ended March 31, 2013, a decrease of $192,000 or 79.6%.  Net income for the quarter ended March 31, 2014 was net of income tax expense of $32,000 while net income for the quarter ended March 31, 2013 was net of income tax expense of $154,000. The effective tax rate remained constant at 39.0% for the quarters ended March 31, 2014 and 2013.  As a percentage of revenue, net income decreased to 0.3% for the quarter ended March 31, 2014 compared to 1.5% for the quarter ended March 31, 2013.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities and term loans.  As of March 31, 2014, the Company had a working capital deficit of approximately $1.4 million, retained earnings of $4.7 million and a cash balance of $300,000.

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of March 31, 2014, the Company’s LIBOR borrowing rate was 1.31% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At March 31, 2014, the Company had approximately $9.1 million LIBOR rate borrowings outstanding and approximately $2.9 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00, 2.05 to 1.00 and 2.00 to 1.00 for the years ending December 31, 2014, 2015 and 2016, respectively, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.

Index
On September 13, 2013, the Company terminated its credit facility and term loan with KeyBank National Association.  The Company used borrowings under the new Credit Facility to repay the outstanding $4.6 million principal amount plus accrued interest under the KeyBank credit facility and $3.6 million principal amount plus accrued interest under the term loan.

Net cash provided by operating activities was approximately $338,000 and $1.3 million for the quarters ended March 31, 2014 and 2013, respectively.  During the quarter ended March 31, 2014, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in income taxes payable of approximately $469,000, offset by an increase in accounts receivable of approximately $834,000, an increase in prepaid expenses and other assets of approximately $334,000, a decrease in accounts payable and accrued expenses of approximately $91,000 and a decrease in other long-term obligations of approximately $28,000.   During the quarter ended March 31, 2013, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $652,000, an increase in income taxes payable of approximately $527,000, and an increase in other long-term obligations of approximately $39,000 offset by an increase in accounts receivable of approximately $859,000 and an increase in prepaid expenses and other assets of approximately $346,000.

Net cash used in investing activities was approximately $1.1 million and $486,000 for the quarters ended March 31, 2014 and 2013, respectively.  For the quarter ended March 31, 2014, the Company invested approximately $1.1 million in capital expenditures, including approximately $802,000 related to remodels and/or relocations of two of its Offices and $148,000 for a de novo Office anticipated to open during the second quarter of 2014, offset by a decrease in notes receivable of $7,000.  For the quarter ended March 31, 2013, the Company invested approximately $492,000 in capital expenditures, including approximately $118,000 related to two Offices that were converted to digital radiography, offset by a decrease in notes receivable of $5,000.

Net cash provided by financing activities was approximately $626,000 for the quarter ended March 31, 2014 and net cash used in financing activities was approximately $1.1 million for the quarter ended March 31, 2013.  During the quarter ended March 31, 2014, net cash provided by financing activities was comprised of approximately $963,000 in advances under the Credit Facility and $65,000 in proceeds from the exercise of Common Stock options, offset by approximately $408,000 for the payment of dividends.  During the quarter ended March 31, 2013, net cash used in financing activities was comprised of approximately $405,000 for the payment of dividends, $674,000 used to pay down the KeyBank credit facility, and $32,000 from the tax benefit of Common Stock options, offset by approximately $43,000 in proceeds from the exercise of Common Stock options.

As of March 31, 2014, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Debt obligations	$9,054,728	$-	$9,054,728	$-	$-
Operating lease obligations	13,059,200	3,769,824	5,484,551	2,500,835	1,303,990
Total	$22,113,928	$3,769,824	$14,539,279	$2,500,835	$1,303,990

The Company has leased space for three additional de novo Offices.  One Office, which is located in Fort Collins, Colorado, will open in the second quarter of 2014.  The Company anticipates the second Office, which is located in Scottsdale, Arizona, will open in the third quarter of 2014.  The Company anticipates the third Office, which is located in Albuquerque, New Mexico, will open in 2015.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip each de novo Office.

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

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2014.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period January 1, 2014 through March 31, 2014.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of March 31, 2014, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

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

10.1
Omnibus Amendment to Loan Documents, dated February 12, 2014, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 13, 2014	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)