Form 10-Q
period 2014-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2014-08-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 1, 2014
Common Stock, no par value	1,860,089

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2013	2014
CURRENT ASSETS:
Cash and cash equivalents	$469,827	$-
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $420,000, respectively	3,250,319	3,658,127
Notes receivable	34,195	34,195
Deferred tax asset	272,523	304,239
Income tax receivable	176,935	-
Prepaid expenses and other assets	455,158	741,504

Total current assets	4,658,957	4,738,065

PROPERTY AND EQUIPMENT, net	10,126,399	11,600,958

OTHER NONCURRENT ASSETS:
Intangible assets, net	9,292,868	8,842,582
Deferred charges and other assets	165,661	165,661
Notes receivable	109,501	96,278

Total assets	$24,353,386	$25,443,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,548,240	$3,317,117
Accrued expenses	1,641,509	1,617,416
Accrued payroll and related expenses	2,192,495	2,649,003
Income taxes payable	-	501,981

Total current liabilities	6,382,244	8,085,517

LONG-TERM LIABILITIES:
Deferred tax liability, net	3,030,205	2,505,709
Long-term debt	8,091,790	8,580,578
Other long-term obligations	965,959	971,154

Total liabilities	18,470,198	20,142,958

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,852,565 and 1,860,089 shares issued and outstanding, respectively	779,758	1,025,504
Retained earnings	5,103,430	4,275,082

Total shareholders' equity	5,883,188	5,300,586

Total liabilities and shareholders' equity	$24,353,386	$25,443,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2013		2014		2013		2014
REVENUE:
Dental practice revenue	$15,012,532		$15,571,178		$30,175,979		$31,043,913
Capitation revenue	1,423,760		1,305,345		2,864,617		2,639,008
	16,436,292		16,876,523		33,040,596		33,682,921

DIRECT EXPENSES:
Clinical salaries and benefits	9,693,407		9,934,075		19,405,946		19,827,441
Dental supplies	731,596		761,999		1,438,245		1,453,692
Laboratory fees	798,331		892,775		1,558,708		1,696,778
Occupancy	1,453,961		1,459,529		2,911,538		2,917,923
Advertising and marketing	215,408		239,324		578,237		469,249
Depreciation and amortization	838,363		1,026,816		1,658,244		1,994,079
General and administrative	1,056,742		1,395,000		2,267,645		2,824,904
	14,787,808		15,709,518		29,818,563		31,184,066

Contribution from dental offices	1,648,484		1,167,005		3,222,033		2,498,855

CORPORATE EXPENSES:
General and administrative	1,297,830	(1)	1,179,881	(1)	2,402,819	(2)	2,349,025	(2)
Depreciation and amortization	49,497		56,655		95,750		111,294

OPERATING INCOME/(LOSS)	301,157		(69,531)		723,464		38,536
Interest expense, net	6,798		27,584		33,513		54,778

INCOME/(LOSS) BEFORE INCOME TAXES	294,359		(97,115)		689,951		(16,242)
Income tax expense/(benefit)	114,799		(37,874)		269,081		(6,334)

NET INCOME/(LOSS)	$179,560		$(59,241)		$420,870		$(9,908)

Net income/(loss) per share of Common Stock - Basic	$0.10		$(0.03)		$0.23		$(0.01)

Net income/(loss) per share of Common Stock - Diluted	$0.10		$(0.03)		$0.23		$(0.01)

Cash dividends per share of Common Stock	$0.22		$0.22		$0.44		$0.44

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,851,598		1,860,089		1,849,118		1,857,288

Diluted	1,863,855		1,860,089		1,861,020		1,857,288

(1)
Corporate expense - general and administrative includes $106,573 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2013 and  $69,606 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2014.

(2)
Corporate expense - general and administrative includes $237,581 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2013 and  $170,035 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2013	1,852,565	$779,758	$5,103,430	$5,883,188
Common Stock options exercised	7,524	64,500	-	64,500
Tax benefit of Common Stock options exercised	-	11,211	-	11,211
Dividends declared on Common Stock	-	-	(818,440)	(818,440)
Stock-based compensation expense	-	170,035	-	170,035
Net loss, six months ended June 30, 2014	-	-	(9,908)	(9,908)

BALANCES, June 30, 2014	1,860,089	$1,025,504	$4,275,082	$5,300,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$420,870	$(9,908)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,753,994	2,105,373
Stock-based compensation expense	237,581	170,035
Provision for doubtful accounts	122,140	488,666
Provision for (benefit from) deferred income taxes	(236,501)	(556,212)
Changes in assets and liabilities
Accounts receivable	(1,395,365)	(896,474)
Prepaid expenses and other assets	(246,744)	(286,346)
Deferred charges and other assets	(3,596)	-
Accounts payable	(31,573)	768,877
Accrued expenses	41,389	(25,750)
Accrued payroll and related expenses	762,984	456,508
Income taxes payable/(receivable)	602,334	678,916
Other long-term obligations	3,668	5,195
Net cash provided by operating activities	2,031,181	2,898,880

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,528,508)	(3,129,646)
Notes receivable	10,884	13,223
Net cash used in investing activities	(1,517,624)	(3,116,423)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	9,404,695	14,195,179
Repayments – line of credit	(11,489,396)	(13,706,390)
Advances – Term Loan	2,000,000	-
Repayments – Term Loan	(100,000)	-
Proceeds from exercise of Common Stock options	43,000	64,500
Purchase and retirement of Common Stock	-	-
Tax benefit (expense) of Common Stock options exercised	(31,852)	11,211
Common Stock cash dividends	(811,537)	(816,784)
Net cash used in financing activities	(985,090)	(252,284)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(471,533)	(469,827)
CASH AND CASH EQUIVALENTS, beginning of period	1,112,511	469,827
CASH AND CASH EQUIVALENTS, end of period	$640,978	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest	$70,285	$62,844
Cash paid for income taxes	$157,000	$9,750
Cash received for income taxes	$221,900	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2014.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $130,000 in principal amount is outstanding at June 30, 2014.  The note has level monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest of 6% which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts would be created.  There was no allowance for doubtful accounts for the note as of June 30, 2014 or December 31, 2013.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $225,000 for the quarters ended June 30, 2014 and 2013, respectively.  Amortization remained constant at approximately $450,000 for the six months ended June 30, 2014 and 2013, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended June 30, 2014 and 2013.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended June 30, 2014 and 2013 was approximately $70,000 and $107,000 respectively, related to stock options.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the six months ended June 30, 2014 and 2013 was approximately $170,000 and $238,000, respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2014 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended June 30, 2014 for the expected option term.

Index
Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  ASU 2014-09 is effective for fiscal years beginning in 2017.  The Company is currently evaluating whether the adoption of ASU 2014-09 will have a material effect on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2013			2014
	Net Income/(Loss)	Shares	Per Share Amount	Net Income/(Loss)	Shares	Per Share Amount

Basic EPS	$179,560	1,851,598	$0.10	$(59,241)	1,860,089	$(0.03)

Effect of Dilutive Stock Options	-	12,257	-	-	-	-

Diluted EPS	$179,560	1,863,855	$0.10	$(59,241)	1,860,089	$(0.03)

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarter ended June 30, 2013 relates to the effect of 12,257, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended June 30, 2014 and 2013, options to purchase 396,012 and 432,666 shares, respectively, of Common Stock were not included in the computation of diluted earnings/(loss) per share because their effect was anti-dilutive.

Index
	Six Months Ended June 30,
	2013			2014
	Net Income/(Loss)	Shares	Per Share Amount	Net Income/(Loss)	Shares	Per Share Amount

Basic EPS	$420,870	1,849,118	$0.23	$(9,908)	1,857,288	$(0.01)

Effect of Dilutive Stock Options	-	11,902	-	-	-

Diluted EPS	$420,870	1,861,020	$0.23	$(9,908)	1,857,288	$(0.01)

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the six months ended June 30, 2013 relates to the effect of 11,902, dilutive shares of Common Stock from stock options, which are included in total shares for the diluted earnings per share calculation.  For the six months ended June 30, 2014 and 2013, options to purchase 397,341 and 444,666 shares, respectively, of Common Stock were not included in the computation of diluted earnings/(loss) per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  The Company’s shareholders have approved several amendments to the 2005 Plan to increase the number of authorized shares of Common Stock issuable under the 2005 Plan (i) from 300,000 shares to 425,000 shares in June 2007, (ii) from 425,000 shares to 625,000 shares in June 2009, and (iii) from 625,000 shares to 775,000 shares in June 2012.  At the 2014 annual meeting of shareholders held on June 5, 2014, the shareholders approved a proposal to increase the number of authorized shares of Common Stock issuable under the 2005 Plan from 775,000 shares to 1,025,000 shares.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  As of June 30, 2014, there were 324,701 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of June 30, 2014, there were 337,834 vested options and 115,999 unvested options under the 2005 Plan.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Valuation Assumptions	2013	2014	2013	2014

Expected life (1)	5.00	5.00	5.00	5.00
Risk-free interest rate (2)	0.84%	1.50%	0.85%	1.50%
Expected volatility (3)	50%	37%	50%	37%
Expected dividend yield	5.08%	4.94%	5.07%	4.94%
Expected forfeiture (4)	17.72%	20.00%	17.72%	20.00%
__________________________________________________________________________________
(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
A summary of option activity as of June 30, 2014, and changes during the six months then ended, is presented below:

Index
	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2014	482,833	$18.48	$10.75 - $21.85	3.9	$214
Granted	7,000	$17.71	$17.50 - $17.80
Exercised	(10,000)	$10.75	$10.75 - $10.75
Cancelled	(26,000)	$20.32	$17.25 - $21.85

Outstanding at June 30, 2014	453,833	$18.54	$11.50 - $21.00	3.6	$212

Exercisable at June 30, 2014	337,834	$18.91	$11.50 - $21.00	3.0	$145

The weighted average grant date fair values of options granted were $3.62 per share and $4.89 per share during the six months ended June 30, 2014 and 2013, respectively.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2014 and 2013 were approximately $65,000 and $43,000, respectively.  The associated income tax effect from stock options exercised during the six months ended June 30, 2014 and 2013 was approximately $11,000 and ($32,000), respectively.  As of the date of exercise, the total intrinsic values of options exercised during the six months ended June 30, 2014 and 2013 were approximately $67,000 and $147,000, respectively.  As of June 30, 2014, there was approximately $342,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.12 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 11, 2013; April 12, 2013; July 12, 2013; October 11, 2013 January 10, 2014; April 11, 2014, July 11, 2014	$0.22

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of June 30, 2014, the Company’s LIBOR borrowing rate was 1.30% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At June 30, 2014, the Company had approximately $8.6 million LIBOR rate borrowings outstanding and approximately $3.4 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00 for the twelve months ended June 30, 2014, 2.45 to 1.00 (increased from 2.15 to 1.00 by the August 8, 2014 amendment) for the year ending December 31, 2014, 2.15 to 1.00 (increased from 2.05 to 1.00 by the August 8, 2014 amendment) for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.

As of June 30, 2014, the Company’s debt-to-EBITDA ratio was 2.25, exceeding the required covenant ratio of 2.15.  On July 25, 2014, the Company received a waiver from Compass Bank for this covenant violation.  As of June 30, 2014, the Company was in compliance with the fixed charge coverage ratio.

Index
(7)	TERM LOAN

On September 13, 2013, the Company terminated its term loan with KeyBank National Association.  The Company repaid the outstanding $3.6 million principal amount plus accrued interest under the term loan with borrowings under the new Credit Facility.

(8)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, ''Disclosures About Fair Value of Financial Instruments,'' requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's long-term debt are based on similar rates currently available to the Company.  The Company believes the book value approximates fair value for the notes receivable.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended June 30, 2013 and 2014.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and June 30, 2014 by level within the fair value hierarchy:

	December 31, 2013 Fair Value Measurement Using			June 30, 2014 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	$-	$421,000	$-	$-	$421,000

(9)	SUBSEQUENT EVENTS

Effective August 1, 2014, the Company consolidated the dental services of one of its Offices into another Office and subsequently closed this Office.

In August 2014, the Company  leased space for an additional de novo Office, which is located in Commerce City, Colorado and will open in 2015.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip this de novo Office.

As further discussed in Note 6 – Line of Credit, on August 8, 2014, the Company entered into a second amendment (the “Second Amendment”) to its Credit Facility with Compass Bank.  The Second Amendment amends the Credit Facility by (i) revising the definition of Adjusted EBITDA to exclude certain one-time charges to be incurred by the Company during the third quarter of 2014 and (ii) revising the debt-to-EBITDA ratio covenant requirements.  In addition, in the Second Amendment, Compass Bank waived the Company’s violation of the debt-to-EBITDA ratio covenant as of June 30, 2014.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2014 and 2013. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 67 Offices in Colorado, New Mexico and Arizona staffed by 78 general dentists and 41 specialists.  The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended June 30, 2014, revenue increased $440,000, or 2.7%, to $16.9 million compared to $16.4 million for the quarter ended June 30, 2013.  For the quarter ended June 30, 2014, net income/(loss) decreased $239,000, or 133.0% to $(59,000) or $(0.03) per share, compared to $180,000, or $0.10 per share, for the quarter ended June 30, 2013.

For the six months ended June 30, 2014, revenue increased $642,000, or 1.9%, to $33.7 million compared to $33.0 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, net income/(loss) decreased $431,000, or 102.4% to $(10,000), or $(0.01) per share, compared to $421,000, or $0.23 per share, for the six months ended June 30, 2013.

The decrease in net income is attributable to substantial investments by the Company in capital projects and in personnel and their training.

At the end of the second quarter of 2014, the Company made certain expense reductions to greater align its cost structure with the Company’s revenue growth.  The Company will continue to make additional expense reductions throughout the remainder of 2014.  However, none of these cost reductions will affect planned de novo developments or remodels and upgrades of the Company's networks.  In line with this strategy, the Company recently completed the consolidation of two of the Denver Offices to achieve greater operating efficiencies.

During the first six months of 2014, the Company generated $2.9 million of cash from operations.  During this period, the Company had capital expenditures of approximately $3.1 million, paid dividends of approximately $817,000 and increased total bank debt by approximately $489,000.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and its continued commitment to converting its Offices to digital radiography.

Index
The Company’s earnings before interest, taxes, depreciation, amortization and non-cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $401,000, or 14.8%, to $2.3 million for the six months ended June 30, 2014 compared to $2.7 million for the six months ended June 30, 2013.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income/(loss) is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net and income tax expense/(benefit) to net income/(loss) as in the following table:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
RECONCILIATION OF ADJUSTED EBITDA:
Net income/(loss)	$179,560	$(59,241)	$420,870	$(9,908)
Add back:
Depreciation and amortization - Offices	838,363	1,026,816	1,658,244	1,994,079
Depreciation and amortization - Corporate	49,497	56,655	95,750	111,294
Stock-based compensation expense	106,573	69,606	237,581	170,035
Interest expense, net	6,798	27,584	33,513	54,778
Income tax expense/(benefit)	114,799	(37,874)	269,081	(6,334)

Adjusted EBITDA	$1,295,590	$1,083,546	$2,715,039	$2,313,944

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2013		2014		2013		2014

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	59.0%		58.9%		58.7%		58.9%
Dental supplies	4.5%		4.5%		4.4%		4.3%
Laboratory fees	4.9%		5.3%		4.7%		5.0%
Occupancy	8.8%		8.6%		8.8%		8.7%
Advertising and marketing	1.3%		1.4%		1.8%		1.4%
Depreciation and amortization	5.1%		6.1%		5.0%		5.9%
General and administrative	6.4%		8.3%		6.9%		8.4%
	90.0%		93.1%		90.2%		92.6%

Contribution from dental offices	10.0%		6.9%		9.8%		7.4%

CORPORATE EXPENSES:
General and administrative	7.9%	(1)	7.0%	(1)	7.3%	(2)	7.0%	(2)
Depreciation and amortization	0.3%		0.3%		0.3%		0.3%

OPERATING INCOME/(LOSS)	1.8%		(0.4)%		2.2%		0.1%
Interest expense	0.0%		0.2%		0.1%		0.2%

INCOME/(LOSS) BEFORE INCOME TAXES	1.8%		(0.6)%		2.1%		0.0%
Income tax expense/(benefit)	0.7%		(0.2)%		0.8%		0.0%

NET INCOME/(LOSS)	1.1%		(0.4)%		1.3%		0.0%

(1)
Corporate expense - general and administrative includes $106,573 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2013 and  $69,606 of  stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended June 30, 2014.

(2)
Corporate expense - general and administrative includes $237,581 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2013 and  $170,035 of  stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2014.

Index
Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013:

Revenue

For the quarter ended June 30, 2014, revenue increased $440,000, or 2.7%, to $16.9 million compared to $16.4 million for the quarter ended June 30, 2013.  This increase is attributable to revenue from three de novo Offices.  The first de novo Office opened during the third quarter of 2013, the second de novo Office opened during the fourth quarter of 2013 and the third de novo Office opened during the second quarter of 2014.  These three de novo Offices accounted for an additional $370,000 in revenue during the quarter ended June 30, 2014.  Same store revenue (based on 64 Offices open during each full quarter) increased $70,000.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2014, clinical salaries and benefits increased $241,000, or 2.5%, to $9.9 million compared to $9.7 million for the quarter ended June 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $248,000 of clinical salaries and benefits during the quarter ended June 30, 2014 while clinical salaries and benefits at the 64 Offices open during each full quarter decreased $7,000.  As a percentage of revenue, clinical salaries and benefits decreased to 58.9% for the quarter ended June 30, 2014 compared to 59.0% for the quarter ended June 30, 2013.

Dental supplies. For the quarter ended June 30, 2014, dental supplies increased to $762,000 compared to $732,000 for the quarter ended June 30, 2013, an increase of $30,000 or 4.2%.  This increase is attributable to the three de novo Offices, which accounted for an additional $28,000 of dental supplies during the quarter ended June 30, 2014.  As a percentage of revenue, dental supplies remained constant at 4.5% for the quarters ended June 30, 2014 and 2013.

Laboratory fees. For the quarter ended June 30, 2014, laboratory fees increased to $893,000 compared to $798,000 for the quarter ended June 30, 2013, an increase of $94,000 or 11.8%.  Laboratory fees increased $75,000 at the 64 Offices open during each full quarter while the three de novo Offices accounted for an additional $20,000 of laboratory fees during the quarter ended June 30, 2014.  The increase in laboratory fees is attributable to increases in periodontal procedures and dental crown placements.  As a percentage of revenue, laboratory fees increased to 5.3% for the quarter ended June 30, 2014 compared to 4.9% for the quarter ended June 30, 2013.

Occupancy. For the quarters ended June 30, 2014 and 2013, occupancy expense remained constant at $1.5 million.  As a percentage of revenue, occupancy expense decreased to 8.6% for the quarter ended June 30, 2014 compared to 8.8% for the quarter ended June 30, 2013.

Advertising and marketing. For the quarter ended June 30, 2014, advertising and marketing expense increased to $239,000 compared to $215,000 for the quarter ended June 30, 2013, an increase of $24,000 or 11.1%.   The three de novo Offices accounted for $14,000 of advertising and marketing expense during the quarter ended June 30, 2014 while advertising and marketing expense at the 64 Offices open during each full quarter increased $10,000.  As a percentage of revenue, advertising and marketing expense increased to 1.4% for the quarter ended June 30, 2014 compared to 1.3% for the quarter ended June 30, 2013.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices. For the quarter ended June 30, 2014, depreciation and amortization expenses attributable to the Offices increased to $1.0 million compared to $838,000 for the quarter ended June 30, 2013, an increase of $188,000 or 22.5%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  The three de novo Offices accounted for an additional $64,000 of depreciation and amortization expenses during the quarter ended June 30, 2014 while depreciation and amortization expenses at the 64 Offices open during each full quarter increased $124,000.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.1% for the quarter ended June 30, 2014 compared to 5.1% for the quarter ended June 30, 2013.

General and administrative-Offices.  For the quarter ended June 30, 2014, general and administrative expenses attributable to the Offices increased to $1.4 million compared to $1.1 million for the quarter ended June 30, 2013, an increase of $338,000 or 32.0%.  The increase in these general and administrative expenses is primarily attributable to an increase in bad debt expense of $229,000 at the 64 Offices open during each full quarter.  Additionally, the three de novo Offices, accounted for $44,000 of general and administrative expenses during the quarter ended June 30, 2014.  As a percentage of revenue, general and administrative expenses increased to 8.3% for the quarter ended June 30, 2014 compared to 6.4% for the quarter ended June 30, 2013.

Index
Contribution from dental Offices

As a result of revenue increasing $440,000 and direct expenses increasing $922,000 during the quarter ended June 30, 2014, contribution from dental Offices decreased to $1.2 million for the quarter ended June 30, 2014 compared to $1.6 million for the quarter ended June 30, 2013, a decrease of $481,000 or 29.2%.  As a percentage of revenue, contribution from dental Offices decreased to 6.9% for the quarter ended June 30, 2014 compared to 10.0% for the quarter ended June 30, 2013.

Corporate expenses

Corporate expenses - general and administrative.  For the quarter ended June 30, 2014, corporate expenses – general and administrative decreased to $1.2 million compared to $1.3 million for the quarter ended June 30, 2013, a decrease of $118,000 or 9.1%.  This decrease is attributable to decreases of $229,000 in executive officers’ bonuses and $37,000 related to stock-based compensation pursuant to ASC Topic 718, offset by increases of $56,000 in professional fees,  $36,000 in corporate wages, $21,000 in meetings and seminars and $11,000 in health insurance.  As a percentage of revenue, corporate expenses - general and administrative decreased to 7.0% for the quarter ended June 30, 2014 compared to 7.9% for the quarter ended June 30, 2013.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2014, corporate expenses - depreciation and amortization increased to $57,000 compared to $49,000 for the quarter ended June 30, 2013, an increase of $7,000 or 14.5%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended June 30, 2014 and 2013.

Operating income/(loss)

As a result of the decrease in contribution from dental Offices and decrease in corporate expenses discussed above, the Company’s operating income/(loss) decreased by $371,000 to $(70,000) for the quarter ended June 30, 2014 compared to $301,000 for the quarter ended June 30, 2013.  As a percentage of revenue, operating income decreased to (0.4)% for the quarter ended June 30, 2014 compared to 1.8% for the quarter ended June 30, 2013.

Interest expense/(income), net

For the quarter ended June 30, 2014, interest expense, net increased to $28,000 compared to $7,000 for the quarter ended June 30, 2013, an increase of $21,000 or 305.8%.  This increase in interest expense was primarily caused by a decrease in interest income at the Offices.  As a percentage of revenue, interest expense, net increased to 0.2% for the quarter ended June 30, 2014 compared to 0.0% for the quarter ended June 30, 2013.

Net income/(loss)

As a result of the above, the Company’s net loss was $(59,000) for the quarter ended June 30, 2014 compared to net income of $180,000 for the quarter ended June 30, 2013, a decrease of $239,000 or 133.0%.  As a percentage of revenue, net income/(loss) decreased to (0.4)% for the quarter ended June 30, 2014 compared to 1.1% for the quarter ended June 30, 2013.  Net loss for the quarter ended June 30, 2014 was net of income tax expense/(benefit) of $(38,000) while net income for the quarter ended June 30, 2013 was net of income tax expense of $115,000. The effective tax rate was constant at 39.0% for the quarters ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013:

Revenue

For the six months ended June 30, 2014, revenue increased $642,000, or 1.9%, to $33.7 million compared to $33.0 million for the six months ended June 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $646,000 in revenue during the six months ended June 30, 2014.  Same store revenue (based on 64 Offices open during each full six-month period) decreased $4,000.

Index
Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2014, clinical salaries and benefits increased $421,000, or 2.2%, to $19.8 million compared to $19.4 million for the six months ended June 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $453,000 of clinical salaries and benefits during the six months ended June 30, 2014 while clinical salaries and benefits at the 64 Offices open during each full six month period decreased $31,000.  As a percentage of revenue, clinical salaries and benefits increased to 58.9% for the six months ended June 30, 2014 compared to 58.7% for the six months ended June 30, 2013.

Dental supplies. For the six months ended June 30, 2014, dental supplies increased $15,000, or 1.1%, to $1.5 million compared to $1.4 for the six months ended June 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $49,000 of dental supplies during the six months ended June 30, 2014 while dental supplies at the 64 Offices open during each full six month period decreased $33,000.  As a percentage of revenue, dental supplies decreased to 4.3% for the six months ended June 30, 2014 compared to 4.4% for the six months ended June 30, 2013.

Laboratory fees. For the six months ended June 30, 2014 laboratory fees increased $138,000, or 8.9%, to $1.7 million compared to $1.6 million for the six months ended June 30, 2013.  Laboratory fees increased $113,000 at the 64 Offices open during each full six month period while the three de novo Offices accounted for an additional $25,000 of laboratory fees during the six months ended June 30, 2014.  The increase in laboratory fees is attributable to increases in periodontal procedures and dental crown placements.  As a percentage of revenue, laboratory fees increased to 5.0% for the six months ended June 30, 2014 compared to 4.7% for the six months ended June 30, 2013.

Occupancy. For the six months ended June 30, 2014 and 2013, occupancy expense remained constant at $2.9 million.  As a percentage of revenue, occupancy expense decreased to 8.7% for the six months ended June 30, 2014 compared to 8.8% for the six months ended June 30, 2013.

Advertising and marketing. For the six months ended June 30, 2014, advertising and marketing expense decreased to $469,000 compared to $578,000 for the six months ended June 30, 2013, a decrease of $109,000 or 18.8%.  For the 64 Offices open during each full six month period, there were decreases of $86,000 in television advertising and $61,000 in radio advertising.  The three de novo Offices accounted for $26,000 of advertising and marketing expenses during the six months ended June 30, 2014.  As a percentage of revenue, advertising and marketing expense decreased to 1.4% for the six months ended June 30, 2014 compared to 1.8% for the six months ended June 30, 2013.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the six months ended June 30, 2014, depreciation and amortization expenses attributable to the Offices increased to $2.0 million compared to $1.7 million for the six months ended June 30, 2013, an increase of $336,000 or 20.3%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  The three de novo Offices accounted for an additional $118,000 of depreciation and amortization expenses during the six months ended June 30, 2014 while depreciation and amortization expenses at the 64 Offices open during each full six month period increased $218,000.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 5.9% for the six months ended June 30, 2014 compared to 5.0% for the six months ended June 30, 2013.

General and administrative-Offices.  For the six months ended June 30, 2014, general and administrative expenses attributable to the Offices increased to $2.8 million compared to $2.3 million for the six months ended June 30, 2013, an increase of $557,000 or 24.6%.   The increase in these general and administrative expenses is attributable to increases of $381,000 in bad debt expense and $49,000 in professional fees at the 64 Offices open during each full six month period.  Additionally, the three de novo Offices, accounted for $67,000 of general and administrative expenses during the six months ended June 30, 2014.  As a percentage of revenue, general and administrative expenses increased to 8.4% for the six months ended June 30, 2014 compared to 6.9% for the six months ended June 30, 2013.

Contribution from dental Offices

As a result of revenue increasing $642,000 and direct expenses increasing $1.4 million during the six months ended June 30, 2014, contribution from dental Offices decreased to $2.5 million for the six months ended June 30, 2014 compared to $3.2 million for the six months ended June 30, 2013, a decrease of $723,000 or 22.4%. As a percentage of revenue, contribution from dental Offices decreased to 7.4% for the six months ended June 30, 2014 compared to 9.8% for the six months ended June 30, 2013.

Index
Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2014, corporate expenses – general and administrative decreased to $2.3 million compared to $2.4 million for the six months ended June 30, 2013, a decrease of $54,000 or 2.2%.   This decrease is attributable to decreases of $229,000 in executive officers’ bonuses and $68,000 related to stock-based compensation pursuant to ASC Topic 718, offset by increases of $178,000 in corporate wages, $30,000 in professional fees and $24,000 in travel and entertainment expenses.  As a percentage of revenue, corporate expenses - general and administrative decreased to 7.0% for the six months ended June 30, 2014 compared to 7.3% for the six months ended June 30, 2013.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2014, corporate expenses - depreciation and amortization increased to $111,000 compared to $96,000 for the six months ended June 30, 2013, an increase of $16,000 or 16.2%.  This increase is attributable to the further development of the Company’s website and other information technology equipment added to the corporate office.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the six months ended June 30, 2014 and 2013.

Operating income

As a result of the decrease in contribution from dental Offices and the decrease in corporate expenses discussed above, the Company’s operating income decreased by $685,000, or 94.7% to $39,000 for the six months ended June 30, 2014 compared to $723,000 for the six months ended June 30, 2013.  As a percentage of revenue, operating income decreased to 0.1% for the six months ended June 30, 2014 compared to 2.2% for the six months ended June 30, 2013.

Interest expense/(income), net

For the six months ended June 30, 2014, interest expense, net increased to $55,000 compared to $34,000 for the six months ended June 30, 2013, an increase of $21,000 or 63.5%.  This increase in interest expense was primarily caused by a decrease in interest income at the Offices.  As a percentage of revenue, interest expense, net increased to 0.2% for the six months ended June 30, 2014 compared to 0.1% for the six months ended June 30, 2013.

Net income/(loss)

As a result of the above, the Company’s net loss was $(10,000) for the six months ended June 30, 2014 compared to net income of $421,000 for the six months ended June 30, 2013, a decrease of $431,000 or 102.4%.  As a percentage of revenue, net income decreased to 0.0% for the six months ended June 30, 2014 compared to 1.3% for the six months ended June 30, 2013.  Net loss for the six months ended June 30, 2014 was net of income tax expense/(benefit) of $(6,000), while net income for the six months ended June 30, 2013 was net of income tax expense of $269,000. The effective tax rate was constant at 39.0% for the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities and term loans.  As of June 30, 2014, the Company had a working capital deficit of approximately $3.3 million and retained earnings of $4.3 million.

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of June 30, 2014, the Company’s LIBOR borrowing rate was 1.30% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At June 30, 2014, the Company had approximately $8.6 million LIBOR rate borrowings outstanding and approximately $3.4 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00 for the twelve months ended June 30, 2014, 2.45 to 1.00 (increased from 2.15 to 1.00 by the August 8, 2014 amendment) for the year ending December 31, 2014, 2.15 to 1.00 (increased from 2.05 to 1.00 by the August 8, 2014 amendment) for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016 and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.

Index
As of June 30, 2014, the Company’s debt-to-EBITDA ratio was 2.25, exceeding the required covenant ratio of 2.15.  On July 25, 2014, the Company received a waiver from Compass Bank for this covenant violation.  As of June 30, 2014, the Company was in compliance with the fixed charge ratio.

The Company expects to incur approximately $320,000 in severance expenses and approximately $70,000 in office consolidation expenses incurred in the third quarter of 2014.

On September 13, 2013, the Company terminated its credit facility and term loan with KeyBank National Association (“KeyBank”).  The Company used borrowings under the new Credit Facility to repay the outstanding $4.6 million principal amount plus accrued interest under the KeyBank credit facility and $3.6 million principal amount plus accrued interest under the term loan.

Net cash provided by operating activities was approximately $2.9 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted of increases of approximately $1.2 million in accounts payable and accrued expenses and $679,000 in income taxes payable, offset by increases of approximately $896,000 in accounts receivable and $286,000 in prepaid expenses and other assets.   During the six months ended June 30, 2013, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $773,000 and an increase in income taxes payable of approximately $602,000, offset by an increase in accounts receivable of approximately $1.4 million and an increase in prepaid expenses and other assets of approximately $247,000.

Net cash used in investing activities was approximately $3.1 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014, the Company invested approximately $3.1 million in capital expenditures, including approximately $1.6 million related to remodels and/or relocations of three of its Offices, $603,000 for a de novo Office that opened during the second quarter of 2014 and $546,000 related to four Offices that were converted to digital radiography, offset by a decrease in notes receivable of $13,000.  For the six months ended June 30, 2013, the Company invested approximately $1.5 million in capital expenditures, including approximately $510,000 related to the remodel of one of its Offices, $218,000 for the de novo Office that opened on July 29, 2013 and $169,000 related to two Offices that were converted to digital radiography, offset by a decrease in notes receivable of $11,000.

Net cash used in financing activities was approximately $252,000 and $985,000 for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, net cash used in financing activities was comprised of approximately $817,000 for the payment of dividends, offset by approximately $489,000 in advances under the Credit Facility, $65,000 in proceeds from the exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised.  During the six months ended June 30, 2013, net cash used in financing activities was comprised of approximately $2.1 million used to pay down the KeyBank credit facility, $812,000 for the payment of dividends and $32,000 from the tax expense of Common Stock options exercised, offset by approximately $1.9 million in advances under the term loan from KeyBank and $43,000 in proceeds from the exercise of Common Stock options.

As of June 30, 2014, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Debt obligations	$8,580,578	$-	$8,580,578	$-	$-
Operating lease obligations	16,330,614	3,863,167	6,105,468	3,238,105	3,123,874
Total	$24,911,192	$3,863,167	$14,686,046	$3,238,105	$3,123,874

The Company has leased space for three additional de novo Offices.  One Office, which is located in Scottsdale, Arizona, will open in the third quarter of 2014.  The Company anticipates the other two Offices, which are located in Albuquerque, New Mexico and Westminster, Colorado, will open in 2015.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip each de novo Office.

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

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2014.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period of April 1, 2014 through June 30, 2014.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of June 30, 2014, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

ITEM 5.  OTHER INFORMATION

On August 8, 2014, the Company entered into the Second Omnibus Amendment to Loan Documents (the “Second Amendment”) with Compass Bank to amend the Credit Agreement (the “Credit Agreement”), dated as of September 13, 2013, between the Company and Compass Bank.  The Second Amendment amends the Credit Agreement by (i) revising the definition of Adjusted EBITDA to exclude certain one-time charges to be incurred by the Company during the third quarter of 2014 and (ii) revising the debt-to-EBITDA ratio covenant requirements to require the Company to maintain a debt-to-EBITDA ratio of no more than 2.45 to 1.00 for the year ending December 31, 2014, 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016..  The covenants are tested on a semi-annual basis.  In addition, in the Second Amendment, Compass Bank waived the Company’s violation of the debt-to-EBITDA ratio covenant in the Credit Agreement as of June 30, 2014.

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

10.1
Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, as amended as of June 5, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2014.

10.2	Second Omnibus Amendment to Loan Documents, dated August 8, 2014, between the Company and Compass Bank.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 13, 2014	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Document

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

10.1
Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, as amended as of June 5, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2014.

10.2	Second Omnibus Amendment to Loan Documents, dated August 8, 2014, between the Company and Compass Bank.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Furnished herewith.