Form 10-Q
period 2014-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2014-11-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 3, 2014
Common Stock, no par value	1,860,089

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
ASSETS	2013	2014
CURRENT ASSETS:
Cash and cash equivalents	$469,827	$277,707
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $420,000, respectively	3,250,319	3,195,181
Notes receivable	34,195	34,195
Deferred tax asset	272,523	297,240
Income tax receivable	176,935	-
Prepaid expenses and other assets	455,158	656,047

Total current assets	4,658,957	4,460,370

PROPERTY AND EQUIPMENT, net	10,126,399	11,814,428

OTHER NONCURRENT ASSETS:
Intangible assets, net	9,292,868	8,621,999
Deferred charges and other assets	165,661	161,728
Notes receivable	109,501	89,653

Total assets	$24,353,386	$25,148,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,548,240	$2,002,037
Accrued expenses	1,641,509	1,811,147
Accrued payroll and related expenses	2,192,495	2,722,881
Income taxes payable	-	539,820

Total current liabilities	6,382,244	7,075,885

LONG-TERM LIABILITIES:
Deferred tax liability, net	3,030,205	2,230,830
Long-term debt	8,091,790	10,301,988
Other long-term obligations	965,959	988,031

Total liabilities	18,470,198	20,596,734

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,852,565 and 1,860,089 shares issued and outstanding, respectively	779,758	1,088,269
Retained earnings	5,103,430	3,463,175

Total shareholders' equity	5,883,188	4,551,444

Total liabilities and shareholders' equity	$24,353,386	$25,148,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013		2014
REVENUE:
Dental practice revenue	$14,654,444	$14,823,803	$44,830,421		$45,867,717
Capitation revenue	1,406,627	1,277,041	4,271,244		3,916,049
	16,061,071	16,100,844	49,101,665		49,783,766

DIRECT EXPENSES:
Clinical salaries and benefits	9,653,405	9,643,784	29,059,351		29,471,225
Dental supplies	701,332	776,431	2,139,576		2,230,122
Laboratory fees	775,255	797,007	2,333,963		2,493,786
Occupancy	1,498,608	1,511,804	4,410,146		4,429,726
Advertising and marketing	280,516	209,061	858,753		678,310
Depreciation and amortization	855,544	1,103,335	2,513,788		3,097,413
General and administrative	1,294,460	1,304,149	3,562,103		4,129,054
	15,059,120	15,345,571	44,877,680		46,529,636

Contribution from dental offices	1,001,951	755,273	4,223,985		3,254,130

CORPORATE EXPENSES:
General and administrative	1,109,573 (1)	1,327,993 (1)	3,512,392	(2)	3,677,019 (2)
Depreciation and amortization	50,016	56,132	145,767		167,426

OPERATING INCOME/(LOSS)	(157,638)	(628,852)	565,826		(590,315)

OTHER INCOME (EXPENSE)
Change in fair value of contingent liabilities	196,000	-	196,000		-
Interest (expense), net	(36,795)	(31,293)	(70,307)		(86,072)

INCOME/(LOSS) BEFORE INCOME TAXES	1,567	(660,145)	691,519		(676,387)
Income tax expense/(benefit)	612	(257,457)	269,693		(263,791)

NET INCOME/(LOSS)	$955	$(402,688)	$421,826		$(412,596)

Net income/(loss) per share of Common Stock - Basic	$0.00	$(0.22)	$0.23		$(0.22)

Net income/(loss) per share of Common Stock - Diluted	$0.00	$(0.22)	$0.23		$(0.22)

Cash dividends per share of Common Stock	$0.22	$0.22	$0.66		$0.66

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,851,598	1,860,089	1,851,150		1,858,232

Diluted	1,863,783	1,860,089	1,861,421		1,858,232

(1)	Corporate expense - general and administrative includes $114,291 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2013 and $62,765 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of accrued severance compensation expense for the quarter ended September 30, 2014.
(2)	Corporate expense - general and administrative includes $351,873 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2013 and $232,800 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of accrued severance compensation expense for the nine months ended September 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2013	1,852,565	$779,758	$5,103,430	$5,883,188
Common Stock options exercised	7,524	64,500	-	64,500
Tax benefit of Common Stock options exercised	-	11,211	-	11,211
Dividends declared on Common Stock	-	-	(1,227,659)	(1,227,659)
Stock-based compensation expense	-	232,800	-	232,800
Net loss, nine months ended September 30, 2014	-	-	(412,596)	(412,596)

BALANCES, September 30, 2014	1,860,089	$1,088,269	$3,463,175	$4,551,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$421,826	$(412,596)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,659,555	3,264,839
Stock-based compensation expense	351,873	232,800
Provision for doubtful accounts	276,236	688,789
Provision for (benefit from) deferred income taxes	(127,165)	(824,092)
Change in fair value of contingent liabilities	(196,000)	-
Loss on sale of assets	-	9,220
Changes in assets and liabilities
Accounts receivable	(1,545,741)	(633,651)
Prepaid expenses and other assets	(193,151)	(200,889)
Deferred charges and other assets	(7,192)	3,933
Accounts payable	368,343	(546,203)
Accrued expenses	336,995	167,983
Accrued payroll and related expenses	633,638	530,386
Income taxes payable/(receivable)	478,324	716,755
Other long-term obligations	(415,140)	22,072
Net cash provided by operating activities	3,042,401	3,019,346

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,522,533)	(4,310,494)
Notes receivable	16,450	19,848
Proceeds from sale of assets	-	19,275
Net cash used in investing activities	(3,506,083)	(4,271,371)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	21,783,086	21,608,633
Repayments – line of credit	(17,535,915)	(19,398,435)
Advances – Term Loan	2,000,000	-
Repayments – Term Loan	(3,800,000)	-
Proceeds from exercise of Common Stock options	43,000	64,500
Tax benefit (expense) of Common Stock options exercised	(31,671)	11,211
Common Stock cash dividends	(1,218,889)	(1,226,004)
Net cash provided by financing activities	1,239,611	1,059,905

NET CHANGE IN CASH AND CASH EQUIVALENTS	775,929	(192,120)
CASH AND CASH EQUIVALENTS, beginning of period	1,112,511	469,827
CASH AND CASH EQUIVALENTS, end of period	$1,888,440	$277,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$118,750	$97,028
Cash paid for income taxes	$172,104	$16,226
Cash received for income taxes	$-	$183,891

NON-CASH ITEM:

Conversion of contingent liability to note payable	$200,000	$-
Conversion of contingent liability to accrued expenses	$201,270	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2014.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $124,000 in principal amount is outstanding at September 30, 2014.  The note has level monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest of 6% which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts would be created.  There was no allowance for doubtful accounts for the note as of September 30, 2014 or December 31, 2013.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $221,000 and $225,000 for the quarters ended September 30, 2014 and 2013, respectively.  Amortization was approximately $671,000 and $675,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended September 30, 2014 and 2013.

Contingent Liabilities

As part of Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreements.  These contingent liabilities are recorded as other long-term obligations at estimated fair value, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then-trailing twelve months operating cash flows.  The liability terminates after ten years from the acquisition date.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  The changes in fair value are recognized in other income.  During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities of two Offices that were acquired during the fourth quarter of 2009 and reduced it by $196,000.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the quarters ended September 30, 2014 and 2013 was approximately $63,000 and $114,000 respectively, related to stock options.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2014 and 2013 was approximately $233,000 and $352,000 respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2014 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended September 30, 2014 for the expected option term.

Index
Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for fiscal years beginning after December 15, 2016.  The Company is currently evaluating whether the adoption of ASU 2014-15 will have a material effect on the Company’s consolidated financial statements.

(3)	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2013			2014
	Net Income/(Loss)	Shares	Per Share Amount	Net Income/(Loss)	Shares	Per Share Amount

Basic EPS	$955	1,851,598	$0.00	$(402,688)	1,860,089	$(0.22)

Effect of Dilutive Stock Options	-	12,185	-	-	-	-

Diluted EPS	$955	1,863,783	$0.00	$(402,688)	1,860,089	$(0.22)

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the quarter ended September 30, 2013 relates to the effect of 12,185, dilutive shares of the Company’s Common Stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation. For the quarters ended September 30, 2014 and 2013, options to purchase 407,343 and 437,333 shares, respectively, of Common Stock were not included in the computation of diluted earnings/(loss) per share because their effect was anti-dilutive.

Index
	Nine Months Ended September 30,
	2013			2014
	Net Income/(Loss)	Shares	Per Share Amount	Net Income/(Loss)	Shares	Per Share Amount

Basic EPS	$421,826	1,851,150	$0.23	$(412,596)	1,858,232	$(0.22)

Effect of Dilutive Stock Options	-	10,271	-	-	-

Diluted EPS	$421,826	1,861,421	$0.23	$(412,596)	1,858,232	$(0.22)

The difference in weighted average shares outstanding between basic earnings per share and diluted earnings per share for the nine months ended September 30, 2013 relates to the effect of 10,271 dilutive shares of Common Stock from stock options, which are included in total shares for the diluted earnings per share calculation.  For the nine months ended September 30, 2014 and 2013, options to purchase 385,263 and 439,333 shares, respectively, of Common Stock were not included in the computation of diluted earnings/(loss) per share because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  The Company’s shareholders have approved several amendments to the 2005 Plan to increase the number of authorized shares of Common Stock issuable under the 2005 Plan (i) from 300,000 shares to 425,000 shares in June 2007, (ii) from 425,000 shares to 625,000 shares in June 2009, (iii) from 625,000 shares to 775,000 shares in June 2012, and (iv) from 775,000 shares to 1,025,000 shares in June 2014.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  As of September 30, 2014, there were 338,701 shares available for issuance under the 2005 Plan.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of September 30, 2014, there were 338,834 vested options and 100,999 unvested options under the 2005 Plan.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Valuation Assumptions	2013	2014	2013	2014

Expected life (1)	5.00	4.00	5.00	4.32
Risk-free interest rate (2)	1.38%	1.60%	0.89%	1.57%
Expected volatility (3)	50%	34%	50%	35%
Expected dividend yield	4.92%	5.12%	5.06%	5.06%
Expected forfeiture (4)	17.72%	22.00%	17.72%	21.36%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

Index
A summary of option activity as of September 30, 2014, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2014	482,833	$18.48	$10.75 - $21.85	3.9	$214
Granted	22,000	$17.36	$17.05 - $17.80
Exercised	(10,000)	$10.75	$10.75 - $10.75
Cancelled	(55,000)	$18.72	$17.25 - $21.85

Outstanding at September 30, 2014	439,833	$18.57	$11.50 - $21.00	3.2	$101

Exercisable at September 30, 2014	338,834	$18.91	$11.50 - $21.00	2.6	$91

The weighted average grant date fair values of options granted were $3.28 per share and $4.92 per share during the nine months ended September 30, 2014 and 2013, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2014 and 2013 were approximately $64,500 and $43,000 respectively.  The associated income tax effect from stock options exercised during the nine months ended September 30, 2014 and 2013 was approximately $11,000 and $(32,000) respectively.  As of the date of exercise, the total intrinsic values of options exercised during the nine months ended September 30, 2014 and 2013 were approximately $67,000 and $147,000 respectively.  As of September 30, 2014, there was approximately $307,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.07 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 11, 2013; April 12, 2013; July 12, 2013; October 11, 2013 January 10, 2014; April 11, 2014, July 11, 2014; October 10, 2014	$0.22

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of September 30, 2014, the Company’s LIBOR borrowing rate was 1.30% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At September 30, 2014, the Company had approximately $10.3 million LIBOR rate borrowings outstanding and approximately $1.7 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.45 to 1.00 for the year ending December 31, 2014, 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At September 30, 2014, the Company was in compliance with the Credit Facility covenants.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended September 30, 2013 and 2014.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and September 30, 2014 by level within the fair value hierarchy:

	December 31, 2013 Fair Value Measurement Using			September 30, 2014 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$421,000	$-	-	$421,000

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2014 and 2013. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 67 Offices in Colorado, New Mexico and Arizona staffed by 75 general dentists and 40 specialists.  The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Results of Operations

For the quarter ended September 30, 2014, revenue increased $40,000, or 0.2%, to $16.1 million compared to the quarter ended September 30, 2013.  For the quarter ended September 30, 2014, net income/(loss) decreased $404,000 to $(403,000) or $(0.22) per share, compared to $1,000, or $0.0 per share, for the quarter ended September 30, 2013.

For the nine months ended September 30, 2014, revenue increased $682,000, or 1.4%, to $49.8 million compared to $49.1 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, net income/(loss) decreased $834,000 to $(413,000), or $(0.22) per share, compared to $422,000, or $0.23 per share, for the nine months ended September 30, 2013.

The decrease in net income is attributable to substantial investments by the Company in capital projects and in personnel and their training and one-time charges incurred of approximately $339,000 in accrued severance compensation expense and $81,000 in accrued office consolidation expense. In addition, the Company’s net income for the third quarter of 2013 and the nine months ended September 30, 2013 benefitted from a change in fair value of contingent liabilities of $196,000 related to two Offices that were acquired during the fourth quarter of 2009.

At the end of the second quarter of 2014, the Company made certain expense reductions to align its cost structure with the Company’s revenue growth.  The Company will continue to make additional expense reductions throughout the remainder of 2014.  However, none of these cost reductions will affect planned de novo Office developments or remodels and upgrades of the Company’s Offices.

During the first nine months of 2014, the Company generated $3.0 million of cash from operations.  During this period, the Company had capital expenditures of approximately $4.3 million, paid dividends of approximately $1.2 million and increased total bank debt by approximately $2.2 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices, its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations, and its continued commitment to converting its Offices to digital radiography.

Index
The Company’s earnings before interest, taxes, depreciation, amortization, non-cash expense associated with stock-based compensation, accrued severance compensation expense and accrued Office consolidation expense (“Adjusted EBITDA”) decreased $251,000, or 7.0%, to $3.3 million for the nine months ended September 30, 2014 compared to $3.6 million for the nine months ended September 30, 2013.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income/(loss) is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, income tax expense/(benefit), accrued severance compensation expense and accrued Office consolidation expense to net income/(loss) and subtracting the change in fair value of contingent liabilities as in the following table:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
RECONCILIATION OF ADJUSTED EBITDA:
Net income/(loss)	$955	$(402,688)	$421,826	$(412,596)
Add back:
Depreciation and amortization - Offices	855,544	1,103,335	2,513,788	3,097,413
Depreciation and amortization - Corporate	50,016	56,132	145,767	167,426
Stock-based compensation expense	114,291	62,765	351,873	232,800
Interest expense, net	36,795	31,293	70,307	86,072
Income tax expense/(benefit)	612	(257,457)	269,693	(263,791)
Accrued severance compensation expense	-	338,861	-	338,861
Accrued Office consolidation expense	-	80,560	-	80,560
Less:
Change in fair value of contingent liabilities	(196,000)	-	(196,000)	-

Adjusted EBITDA	$862,213	$1,012,801	$3,577,254	$3,326,745

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended				Nine Months Ended
	September 30,				September 30,
	2013		2014		2013		2014

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	60.1%		59.9%		59.2%		59.2%
Dental supplies	4.4%		4.8%		4.4%		4.5%
Laboratory fees	4.8%		5.0%		4.8%		5.0%
Occupancy	9.3%		9.4%		9.0%		8.9%
Advertising and marketing	1.7%		1.3%		1.7%		1.4%
Depreciation and amortization	5.3%		6.9%		5.1%		6.2%
General and administrative	8.1%		8.1%		7.3%		8.3%
	93.8%		95.3%		91.4%		93.5%

Contribution from dental offices	6.2%		4.7%		8.6%		6.5%

CORPORATE EXPENSES:
General and administrative	6.9	% (1)	8.2	% (1)	7.2	% (2)	7.4	% (2)
Depreciation and amortization	0.3%		0.3%		0.3%		0.3%

OPERATING INCOME/(LOSS)	(1.0)%		(3.9)%		1.2%		(1.2)%

OTHER INCOME
Change in fair value of contingent liabilities	1.2%		0.0%		0.4%		0.0%
Interest expense	0.2%		0.2%		0.1%		0.2%

INCOME/(LOSS) BEFORE INCOME TAXES	0.0%		(4.1)%		1.4%		(1.4)%
Income tax expense/(benefit)	0.0%		(1.6)%		0.5%		(0.5)%

NET INCOME/(LOSS)	0.0%		(2.5)%		0.9%		(0.8)%

(1)	Corporate expense - general and administrative includes $114,291 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2013 and $62,765 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of accrued severance compensation expense for the quarter ended September 30, 2014.
(2)	Corporate expense - general and administrative includes $351,873 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2013 and $232,800 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of accrued severance compensation expense for the nine months ended September 30, 2014.

Index
Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013:

Revenue

For the quarter ended September 30, 2014, revenue increased $40,000, or 0.2%, to $16.1 million compared to the quarter ended September 30, 2013.  This increase is attributable to revenue from three de novo Offices.  The first de novo Office opened during the third quarter of 2013, the second de novo Office opened during the fourth quarter of 2013 and the third de novo Office opened during the second quarter of 2014.  These three de novo Offices accounted for an additional $310,000 in revenue during the quarter ended September 30, 2014.  Same store revenue (based on 63 Offices open during each full quarter) decreased $270,000.

Direct expenses

Clinical salaries and benefits. Clinical salaries and benefits remained constant at $9.6 million for the quarters ended September 30, 2014 and 2013.  As a percentage of revenue, clinical salaries and benefits decreased to 59.9% for the quarter ended September 30, 2014 compared to 60.1% for the quarter ended September 30, 2013.

Dental supplies. For the quarter ended September 30, 2014, dental supplies increased to $776,000 compared to $701,000 for the quarter ended September 30, 2013, an increase of $75,000 or 10.7%.  For the 63 Offices open during each full quarter, there was an increase of $29,000 in hygiene dental supplies.  The three de novo Offices accounted for an additional $20,000 of dental supplies during the quarter ended September 30, 2014.  As a percentage of revenue, dental supplies increased to 4.8% for the quarter ended September 30, 2014 compared to 4.4% for the quarter ended September 30, 2013.

Laboratory fees. For the quarter ended September 30, 2014, laboratory fees increased to $797,000 compared to $775,000 for the quarter ended September 30, 2013, an increase of $22,000 or 2.8%.  The three de novo Offices accounted for an additional $18,000 of laboratory fees during the quarter ended September 30, 2014.  As a percentage of revenue, laboratory fees increased to 5.0% for the quarter ended September 30, 2014 compared to 4.8% for the quarter ended September 30, 2013.

Occupancy. Occupancy expense remained constant at $1.5 million for the quarters ended September 30, 2014 and 2013. For the 63 Offices open during each full quarter, there was a decrease of $85,000 in janitorial expense, offset by an increase in rent expense attributable to a one-time charge incurred of approximately $66,000 related to an Office consolidation. The three de novo Offices accounted for an additional $63,000 of occupancy expense during the quarter ended September 30, 2014.  As a percentage of revenue, occupancy expense increased to 9.4% for the quarter ended September 30, 2014 compared to 9.3% for the quarter ended September 30, 2013.

Advertising and marketing. For the quarter ended September 30, 2014, advertising and marketing expense decreased to $209,000 compared to $281,000 for the quarter ended September 30, 2013, a decrease of $71,000 or 25.5%.  For the 63 Offices open during each full quarter, television advertising expense decreased $41,000 and internet advertising expense decreased $31,000.  As a percentage of revenue, advertising and marketing expense decreased to 1.3% for the quarter ended September 30, 2014 compared to 1.7% for the quarter ended September 30, 2013.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices. For the quarter ended September 30, 2014, depreciation and amortization expenses attributable to the Offices increased to $1.1 million compared to $856,000 for the quarter ended September 30, 2013, an increase of $248,000 or 29.0%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  The three de novo Offices accounted for an additional $74,000 of depreciation and amortization expenses during the quarter ended September 30, 2014 while depreciation and amortization expenses at the 63 Offices open during each full quarter increased $174,000.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.9% for the quarter ended September 30, 2014 compared to 5.3% for the quarter ended September 30, 2013.

General and administrative-Offices.  General and administrative expenses attributable to the Offices remained constant at $1.3 million for the quarters ended September 30, 2014 and 2013.  As a percentage of revenue, general and administrative expenses remained constant at 8.1% for the quarters ended September 30, 2014 and 2013.

Index
Contribution from dental Offices

As a result of revenue increasing $40,000 and direct expenses increasing $286,000 during the quarter ended September 30, 2014, contribution from dental Offices decreased to $755,000 for the quarter ended September 30, 2014 compared to $1.0 million for the quarter ended September 30, 2013, a decrease of $247,000 or 24.6%.  As a percentage of revenue, contribution from dental Offices decreased to 4.7% for the quarter ended September 30, 2014 compared to 6.2% for the quarter ended September 30, 2013.

Corporate expenses

Corporate expenses - general and administrative.  For the quarter ended September 30, 2014, corporate expenses – general and administrative increased to $1.3 million compared to $1.1 million for the quarter ended September 30, 2013, an increase of $218,000 or 19.7%.  This increase is attributable to $339,000 in accrued severance compensation expense, offset by decreases of $65,000 in professional fees and $52,000 related to stock-based compensation pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative increased to 8.2% for the quarter ended September 30, 2014 compared to 6.9% for the quarter ended September 30, 2013.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2014, corporate expenses - depreciation and amortization increased to $56,000 compared to $50,000 for the quarter ended September 30, 2013, an increase of $6,000 or 12.2%.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended September 30, 2014 and 2013.

Operating income/(loss)

As a result of the decrease in contribution from dental Offices and increase in corporate expenses discussed above, the Company’s operating income/(loss) decreased by $471,000 to $(629,000) for the quarter ended September 30, 2014 compared to $(158,000) for the quarter ended September 30, 2013.  As a percentage of revenue, operating income/(loss) decreased to (3.9)% for the quarter ended September 30, 2014 compared to (1.0)% for the quarter ended September 30, 2013.

Other income/(expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $196,000 for the quarter ended September 30, 2013 was due to the Company’s determination to write down values of two Offices that were acquired during the fourth quarter of 2009.

Interest expense/(income), net.  For the quarter ended September 30, 2014, interest expense, net decreased to $31,000 compared to $37,000 for the quarter ended September 30, 2013, a decrease of $6,000 or 15.0%.  This decrease in interest expense was caused by a lower interest rate on the Credit Facility.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the quarters ended September 30, 2014 and 2013.

Net income/(loss)

As a result of the above, the Company’s net loss was $(403,000) for the quarter ended September 30, 2014 compared to net income of $1,000 for the quarter ended September 30, 2013, a decrease of $404,000.  As a percentage of revenue, net income/(loss) decreased to (2.5)% for the quarter ended September 30, 2014 compared to 0.0% for the quarter ended September 30, 2013.  Net loss for the quarter ended September 30, 2014 was net of income tax benefit of $(257,000) while net income for the quarter ended September 30, 2013 was net of income tax expense of $1,000. The effective tax rate was constant at 39.0% for the quarters ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013:

Revenue

For the nine months ended September 30, 2014, revenue increased $682,000, or 1.4%, to $49.8 million compared to $49.1 million for the nine months ended September 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $956,000 in revenue during the nine months ended September 30, 2014.  Same store revenue (based on 63 Offices open during each full nine month period) decreased $274,000.

Index
Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2014, clinical salaries and benefits increased $412,000, or 1.4%, to $29.5 million compared to $29.1 million for the nine months ended September 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $635,000 of clinical salaries and benefits during the nine months ended September 30, 2014 while clinical salaries and benefits at the 63 Offices open during each full nine month period decreased $223,000.  As a percentage of revenue, clinical salaries and benefits remained constant at 59.2% for the nine months ended September 30, 2014 and 2013.

Dental supplies. For the nine months ended September 30, 2014, dental supplies increased $91,000, or 4.2%, to $2.2 million compared to $2.1 for the nine months ended September 30, 2013.  This increase is attributable to the three de novo Offices, which accounted for an additional $70,000 of dental supplies during the nine months ended September 30, 2014 while dental supplies at the 63 Offices open during each full nine month period increased $21,000.  As a percentage of revenue, dental supplies increased to 4.5% for the nine months ended September 30, 2014 compared to 4.4% for the nine months ended September 30, 2013.

Laboratory fees. For the nine months ended September 30, 2014, laboratory fees increased $160,000, or 6.8%, to $2.5 million compared to $2.3 million for the nine months ended September 30, 2013.  Laboratory fees increased $117,000 at the 63 Offices open during each full nine month period while the three de novo Offices accounted for an additional $43,000 of laboratory fees during the nine months ended September 30, 2014.  The increase in laboratory fees is attributable to increases in periodontal procedures and dental crown placements.  As a percentage of revenue, laboratory fees increased to 5.0% for the nine months ended September 30, 2014 compared to 4.8% for the nine months ended September 30, 2013.

Occupancy. Occupancy expense remained constant at $4.4 million for the nine months ended September 30, 2014 and 2013. For the 63 Offices open during each full nine month period, there was a decrease of $227,000 in janitorial expense, offset by an increase in rent expense attributable to a one-time charge incurred of approximately $66,000 related to an Office consolidation. The three de novo Offices accounted for an additional $211,000 of occupancy expense during the nine months ended September 30, 2014.  As a percentage of revenue, occupancy expense decreased to 8.9% for the nine months ended September 30, 2014 compared to 9.0% for the nine months ended September 30, 2013.

Advertising and marketing. For the nine months ended September 30, 2014, advertising and marketing expense decreased to $678,000 compared to $859,000 for the nine months ended September 30, 2013, a decrease of $180,000 or 21.0%.  For the 63 Offices open during each full nine month period, television advertising expense decreased $128,000 and radio advertising expense decreased $61,000.  The three de novo Offices accounted for an additional $27,000 of advertising and marketing expenses during the nine months ended September 30, 2014.  As a percentage of revenue, advertising and marketing expense decreased to 1.4% for the nine months ended September 30, 2014 compared to 1.7% for the nine months ended September 30, 2013.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the nine months ended September 30, 2014, depreciation and amortization expenses attributable to the Offices increased to $3.1 million compared to $2.5 million for the nine months ended September 30, 2013, an increase of $584,000 or 23.2%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  The three de novo Offices accounted for an additional $192,000 of depreciation and amortization expenses during the nine months ended September 30, 2014 while depreciation and amortization expenses at the 63 Offices open during each full nine month period increased $392,000.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.2% for the nine months ended September 30, 2014 compared to 5.1% for the nine months ended September 30, 2013.

General and administrative-Offices.  For the nine months ended September 30, 2014, general and administrative expenses attributable to the Offices increased to $4.1 million compared to $3.6 million for the nine months ended September 30, 2013, an increase of $567,000 or 15.9%.   The increase in these general and administrative expenses is attributable to increases of $413,000 in bad debt expense and $51,000 in professional fees at the 63 Offices open during each full nine month period.  Additionally, the three de novo Offices accounted for $65,000 of the general and administrative expense increase during the nine months ended September 30, 2014.  As a percentage of revenue, general and administrative expenses increased to 8.3% for the nine months ended September 30, 2014 compared to 7.3% for the nine months ended September 30, 2013.

Index
Contribution from dental Offices

As a result of revenue increasing $682,000 and direct expenses increasing $1.7 million during the nine months ended September 30, 2014, contribution from dental Offices decreased to $3.3 million for the nine months ended September 30, 2014 compared to $4.2 million for the nine months ended September 30, 2013, a decrease of $970,000 or 23.0%.  As a percentage of revenue, contribution from dental Offices decreased to 6.5% for the nine months ended September 30, 2014 compared to 8.6% for the nine months ended September 30, 2013.

Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2014, corporate expenses – general and administrative increased to $3.7 million compared to $3.5 million for the nine months ended September 30, 2013, an increase of $165,000 or 4.7%.   This increase is attributable to $339,000 in accrued severance compensation expense and $142,000 in corporate wages, offset by decreases of $229,000 in executive officers’ bonuses and $119,000 related to stock-based compensation pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative increased to 7.4% for the nine months ended September 30, 2014 compared to 7.2% for the nine months ended September 30, 2013.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2014, corporate expenses - depreciation and amortization increased to $167,000 compared to $146,000 for the nine months ended September 30, 2013, an increase of $22,000 or 14.9%.  This increase is attributable to the further development of the Company’s website and other information technology equipment added to the corporate office.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the nine months ended September 30, 2014 and 2013.

Operating income/(loss)

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating income/(loss) decreased by $1.2 million to $(590,000) for the nine months ended September 30, 2014 compared to $566,000 for the nine months ended September 30, 2013.  As a percentage of revenue, operating income/(loss) decreased to (1.2)% for the nine months ended September 30, 2014 compared to 1.2% for the nine months ended September 30, 2013.

Other income (expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $196,000 for the nine months ended September 30, 2013 was due to the Company’s determination to write down values of two Offices that were acquired during the fourth quarter of 2009.

Interest expense/(income), net.  For the nine months ended September 30, 2014, interest expense, net increased to $86,000 compared to $70,000 for the nine months ended September 30, 2013, an increase of $16,000 or 22.4%.  This increase in interest expense was primarily caused by a decrease in interest income at the Offices.  As a percentage of revenue, interest expense, net increased to 0.2% for the nine months ended September 30, 2014 compared to 0.1% for the nine months ended September 30, 2013.

Net income/(loss)

As a result of the above, the Company’s net loss was $(413,000) for the nine months ended September 30, 2014 compared to net income of $422,000 for the nine months ended September 30, 2013, a decrease of $834,000.  As a percentage of revenue, net income/(loss) decreased to (0.8)% for the nine months ended September 30, 2014 compared to 0.9% for the nine months ended September 30, 2013.  Net loss for the nine months ended September 30, 2014 was net of income tax (benefit) of $(264,000), while net income for the nine months ended September 30, 2013 was net of income tax expense of $270,000. The effective tax rate was constant at 39.0% for the nine months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of September 30, 2014, the Company had a working capital deficit of approximately $2.6 million and retained earnings of $3.5 million.

Index
On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of September 30, 2014, the Company’s LIBOR borrowing rate was 1.30% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At September 30, 2014, the Company had approximately $10.3 million LIBOR rate borrowings outstanding and approximately $1.7 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.45 to 1.00 for the year ending December 31, 2014, 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At September 30, 2014, the Company was in compliance with the Credit Facility covenants.

On September 13, 2013, the Company terminated its credit facility and term loan with KeyBank National Association (“KeyBank”).  The Company used borrowings under the new Credit Facility to repay the outstanding $4.6 million principal amount plus accrued interest under the KeyBank credit facility and $3.6 million principal amount plus accrued interest under the term loan.

Net cash provided by operating activities was approximately $3.0 million for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted of increases of approximately $717,000 in income taxes payable, $152,000 in accounts payable and accrued expenses and $22,000 in other long-term obligations, offset by increases of approximately $634,000 in accounts receivable (including a provision for doubtful accounts of approximately $689,000) and $201,000 in prepaid expenses and other assets.  During the nine months ended September 30, 2013, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase in accounts payable and accrued expenses of approximately $1.3 million and an increase in income taxes payable of approximately $478,000, offset by an increase in accounts receivable of approximately $1.5 million, an increase in prepaid expenses and other assets of approximately $193,000 and a decrease in other long-term obligations of approximately $415,000.

Net cash used in investing activities was approximately $4.3 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014, the Company invested approximately $4.3 million in capital expenditures, including approximately $1.7 million related to remodels and/or relocations of three of its Offices, $1.2 million for two de novo Offices and $1.1 million related to six Offices that were converted to digital radiography, offset by a decrease in notes receivable of $20,000.  For the nine months ended September 30, 2013, the Company invested approximately $3.5 million in capital expenditures, including approximately $1.1 million related to remodels and relocations of two of its Offices, $969,000 related to seven Offices that were converted to digital radiography and $579,000 for the de novo Office that opened on July 29, 2013, offset by a decrease in notes receivable of $16,000.

Net cash provided by financing activities was approximately $1.1 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, net cash provided by financing activities was comprised of approximately $2.2 million in advances under the Credit Facility, $65,000 in proceeds from the exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised, offset by approximately $1.2 million for the payment of dividends.  During the nine months ended September 30, 2013, net cash provided by financing activities was comprised of approximately $4.2 million in advances under the KeyBank credit facility and $43,000 in proceeds from the exercise of Common Stock options, offset by approximately $1.8 million used to pay down the term loan from KeyBank, $1.2 million for the payment of dividends and $32,000 from the tax expense of Common Stock options exercised.

Index
As of September 30, 2014, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$10,301,988	$-	$10,301,988	$-	$-
Operating lease obligations	16,177,954	3,923,938	5,989,910	3,334,295	2,929,811
Total	$26,479,942	$3,923,938	$16,291,898	$3,334,295	$2,929,811

The Company has leased space for four additional de novo Offices.  One Office, which is located in Scottsdale, Arizona, opened in October 2014.  The Company anticipates the other three Offices, which are located in Albuquerque, New Mexico, Westminster, Colorado and Commerce City, Colorado, will open in 2015.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip each de novo Office.  The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures, debt service requirements and dividend payments for at least the next 12 months. In order to meet its long-term liquidity or capital needs, the Company may issue additional equity or debt securities, subject to market and other conditions or enter into additional term loans or revolving credit facilities.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2014.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period of July 1, 2014 through September 30, 2014.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of September 30, 2014, the dollar value of shares that may be purchased under the stock repurchase program was approximately $891,000.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 13, 2014	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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