Form 10-K
period 2014-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2015-03-30
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400
DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,379,123.  This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 26, 2015
Common Stock, without par value	1,859,689

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2014.

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

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1. Business.

General

The Company is a dental service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 47 affiliated dental practices (“Offices”) in Colorado and ten in New Mexico, the Company believes that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  In addition, the Company has ten affiliated Offices in Arizona.  The Company currently provides business services to 67 Offices, of which 36 were acquired and 31 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings.  Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $111.0 billion in 2013.  CMS also projects that dental expenditures will reach approximately $191.8 billion by 2023, representing an increase of approximately 72.8% over 2013 dental expenditures.

Traditionally, many dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans.  Factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services.  The rise of third-party payment arrangements has contributed to the increased consolidation of practices in the dental services industry and to the formation of dental practice management companies.

Patient Services

The Company’s affiliated Offices seek to develop long-term relationships with patients. Dentists practicing at the Offices provide comprehensive general dentistry services, including crowns and bridges, fillings (including gold, porcelain and composite inlays/onlays), implants and aesthetic procedures such as porcelain veneers and bleaching. In addition, dental hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery, pediatrics, endodontics and periodontics, which are available at certain of the Offices. Affiliated specialists rotate through certain Offices to provide these services. By offering a broad range of dental services within its dental practice network, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of its facilities.

The Company’s Dentist Philosophy

The Company seeks to develop long-term relationships with its dentists by building the practice at each of its Offices around a managing dentist. The Company’s dental service model provides managing dentists a leadership role and ability to practice in a style they are most accustomed to without the capital commitment and administrative burdens such as billing/collections, payroll, accounting and marketing. This gives dentists the ability to focus primarily on providing high-quality dental care to their patients, team building and developing long-term relationships with patients and staff by building trust and providing a friendly, relaxed atmosphere in their Offices. The managing dentists exercise clinical judgment in matters of patient care. In addition, managing dentists have a financial incentive to improve the operating performance of their Offices through a bonus system based upon the operating performance of the Office.

When the revenues of an Office justify expansion, associate dentists are added to the team. Depending on performance and abilities, an associate dentist may be given the opportunity to become a managing dentist.

Dental Service Model

The Company’s dental service model is designed to achieve its goal of providing personalized, high-quality dental care in a patient-friendly setting similar to that found in a traditional private dental practice. The Company’s dental service model consists of the following components:

Recruiting of Dentists.   The Company seeks to recruit and retain dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Other advantages include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation and payment of professional membership fees and malpractice insurance.  The Company seeks to recruit managing dentists with three or more years of practice experience, although from time to time the Company recruits associate dentists graduating from residency programs.

The Company advertises for dentists through various platforms, including, but not limited to, national and regional journals, job boards, state association websites, networking, sponsoring regional dental societies, search engine optimization, professional conferences, dental schools and residencies and our PERFECT TEETH careers website. In addition, the Company’s existing affiliated dentists provide a good referral source for recruiting future dentists.

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

Staffing Model.   The Company’s staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office’s revenue level. Staffing at mature Offices varies based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three dental hygienists, one to three hygiene assistants and two to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth. The Company currently has a staff of regional directors who are responsible for groups of Offices, overseeing operations, training and development of non-dental employees, recruitment and implementing the Company’s dental service model.

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

GOLD STANDARD Commitment.   The Company strongly believes that developing long-term relationships with patients is of mutual benefit to both patients and the Company and recognizes that an integral part of these relationships is focused on the interaction the patients have before, during and after his or her experience in an Office.  The Company has developed a commitment to exceptional patient care and customer service, internally referred to as the GOLD STANDARD.  All affiliated dentists, field employees and support employees are trained to provide GOLD STANDARD patient care and service every day with every patient.  The Company believes its commitment to the GOLD STANDARD will further enhance the Company’s reputation within the markets in which it operates as well as drive new patient visits and increase patient retention.

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through television, radio, internet, social media and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2014, the Company used television and radio advertising in the Albuquerque, New Mexico market and social media and internet advertising in all of its markets.  During 2013, the Company used television advertising in the Denver, Colorado, Colorado Springs, Colorado and Albuquerque, New Mexico markets, radio advertising in the Denver and Colorado Springs markets, and social media and internet advertising in all of its markets.  During 2012, the Company used television, radio and print advertising in the Denver, Colorado Springs and Albuquerque markets and used social media and internet advertising in all of its markets.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices.  The Company purchased approximately $2.6 million of dental supplies and equipment from Henry Schein and incurred approximately $604,000 in laboratory expenses from Pro Dental Laboratory during 2014.  The Company believes that other sources of supply are available and that the loss of either of these vendors will not have a material adverse effect on the Company.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s third-party payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients including payments under the Company’s discount dental plan.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice that is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans, including revenue from associated co-payments, accounted for 17.7% of the Company’s revenue in 2014 compared to 19.4% in 2013 and 19.9% in 2012.

Expansion Program

Between its formation in May 1995 and 2001, the Company acquired 42 practices, including eight practices that have been consolidated into existing Offices and one practice that was closed during 2004. Of those acquired practices (including the eight practices consolidated into existing Offices and the one practice closed during 2004), 34 were located in Colorado, five were located in New Mexico and three were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 35 de novo Offices (including two practices that have been consolidated with existing Offices and two that were closed during 2010).  During 2009, the Company acquired two practices in Tucson, Arizona and one practice in Denver, Colorado.  During 2010, the Company opened two de novo Offices, one in Albuquerque, New Mexico and one in Denver, Colorado.  No de novo Offices were opened during 2011.  During 2012, the Company opened two de novo Offices, one in Tucson, Arizona and one in Denver, Colorado.  During 2013, the Company opened two de novo Offices, one in Loveland, Colorado and one in Monument, Colorado.  During 2014, the Company opened two de novo Offices, one in Fort Collins, Colorado and one in Scottsdale, Arizona.  The Company has leased space for two additional de novo Offices, one in Albuquerque, New Mexico and one in Commerce City, Colorado, both of which are expected to open in 2015.

The Company seeks to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through select de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through the expansion of specialty services and the aggressive recruitment of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices.  Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated.  The Company is committed to upgrading its existing Offices through extensive remodels and/or Office relocations as well as converting its Offices to digital radiography.  All Office remodels and / or Office relocations include conversion to digital radiography. During 2012, the Company completed remodels and/or relocations of four of its Offices and converted four additional Offices to digital radiography.  During 2013, the Company completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  During 2014, the Company completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  Also, the Company continues to look for potential future development sites for de novo Offices and evaluates potential acquisition candidates.

Affiliation Model

Relationship with Professional Corporations (P.C.s)

Each Office is operated by a P.C. that is owned by one of four different licensed dentists affiliated with the Company.  The Company has entered into agreements with the owners of the P.C.s, which provide that upon the death, disability, incompetence or insolvency of the owner, a loss of the owner’s license to practice dentistry, a termination of the owner’s employment by the P.C., a conviction of the owner for a criminal offense, or a breach by the P.C. of the Management Agreement (as defined below) with the Company, or a determination by the Company in its sole discretion that it is in its best interest, the Company may require the owner to sell the shares in the P.C. for a nominal amount to a third-party designated by the Company.  These agreements also prohibit the owner from transferring or pledging the shares in the P.C.s except to parties approved by the Company who agree to be bound by the terms of the agreements. Upon a transfer of the shares to another party, the owner agrees to resign all positions held as an officer or director of the P.C.

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

Under the typical Management Agreement, the P.C. pays the Company a management fee equal to the Adjusted Gross Center Revenue of the P.C. less compensation paid to the dentists, dental hygienists and dental assistants employed at the Office of the P.C.  Adjusted Gross Center Revenue is comprised of all fees and charges booked by or on behalf of the P.C. as a result of dental services provided to patients at the Office, less any adjustments for uncollectible accounts, professional courtesies and other activities that do not generate a collectible fee. The Company’s costs include all direct and indirect costs, overhead and expenses relating to the Company’s provision of management services to the Office under the Management Agreement, including (i) salaries, benefits and other direct costs of Company employees who work at the Office (other than dentists’, dental hygienists’ and dental assistants’ salaries), (ii) direct costs of all Company employees or consultants who provide services to or in connection with the Office, (iii) utilities, janitorial, laboratory, supplies, advertising and other expenses incurred by the Company in carrying out its obligations under the Management Agreement, (iv) depreciation expense associated with the P.C.’s assets and the assets of the Company used at the Office, and the amortization of intangible asset value relating to the Office, (v) interest expense on indebtedness incurred by the Company to finance any of its obligations under the Management Agreement, (vi) general and malpractice insurance expenses, lease expenses and dentist recruitment expenses, (vii) personal property and other taxes assessed on the Company’s or the P.C.’s assets used in connection with the operation of the Office, (viii) out-of-pocket expenses of the Company’s personnel related to mergers or acquisitions involving the P.C., (ix) corporate overhead charges or any other expenses of the Company including the P.C.’s pro rata share of the expenses of the accounting and computer services provided by the Company, and (x) a collection reserve in the amount of 5.0% of Adjusted Gross Center Revenue. As a result, substantially all costs associated with the provision of dental services at the Office are borne by the Company, except for the compensation of the dentists, dental hygienists and dental assistants who work at the Office.   This enables the Company to manage the profitability of the Offices.  Each Management Agreement is for a term of 40 years.  Each Management Agreement generally may be terminated by the P.C. only for cause, which includes a material default by or bankruptcy of the Company. Upon expiration or termination of a Management Agreement by either party, the P.C. must satisfy all obligations it has to the Company.

The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period ranging from three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon the greatest of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work, or (iii) a bonus based upon the operating performance of the Office.  Associate dentists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work. Specialists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work.

As of December 31, 2014, the Company had 76 general dentists, 37 specialists and 261 dental hygienists and assistants who were employed by the P.C.s, and 152 non-dental employees.

Competition

The dental services industry is fragmented, consisting primarily of solo and smaller group practices. The dental practice management segment of this industry is highly competitive and is expected to become more competitive.  In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental practice management companies that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc., Comfort Dental and Dental Health Centers of America. Companies with dental practice management businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and resources, superior affiliation models, a better reputation at existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2014, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”).  This act will likely have a significant impact on health care providers, insurers and others associated with the health care industry, including the Company.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company is evaluating the net impact of the ACA on its business but thus far has not seen any direct discernable impact.  Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

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

Employees

As of December 31, 2014, the Company had 76 general dentists, 37 specialists and 261 dental hygienists and assistants who were employed by the P.C.s, and 152 non-dental employees.

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

The Company’s Offices are concentrated in Colorado.

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 69%, 69% and 68% of the Company’s total revenue for the years ended December 31, 2012, 2013 and 2014, respectively.  Adverse changes or conditions affecting the Colorado market, such as health care reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

The success of the Company depends on the continued services of two members of the Company’s senior management, its Chief Executive Officer, Fred Birner and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company’s senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is heavily dependent upon the recruitment and retention of dentists and other personnel.

The profitability and operations of the Company’s Offices and its expansion strategy heavily depend on the availability and successful recruitment and retention of dentists, dental assistants, dental hygienists, specialists, and other personnel. The Company may not be able to recruit or retain dentists and other personnel for its Offices, which may have a material adverse effect on the Company’s expansion strategy and its business, financial condition and operating results. See Item 1. “Business - Dental Service Model.”

The Company operates in a competitive market, which may reduce gross profit margins and market share.

The dental practice management segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. Several dental practice management companies operate in the Company’s markets. A number of companies with dental practice management businesses similar to that of the Company currently operate in other parts of the country and may enter the Company’s existing markets in the future. If the Company seeks to expand its operations into new markets, it is likely to face competition from other dental practice management companies that already have established a strong business presence in such locations. The Company’s competitors may have a more successful financial track record and greater resources, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.  See Item 1. “Business - Competition.”

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

The Company has completed 45 dental practice acquisitions, eight of which have been consolidated into existing Offices and one practice that was closed during 2004.  The success of future acquisitions will depend on several factors, including the following:

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

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Recent changes to HIPAA implemented by the American Recovery and Reinvestment Act of 2009 have extended the direct application of many HIPAA provisions to business associates of covered entities, and now permit state attorneys general to pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2014, the Company believes that it was in full compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

In 2014, the Company derived approximately 8.0% of its revenue from capitated managed dental care contracts, and 9.7% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”).  This act will likely have a significant impact on health care providers, insurers and others associated with the health care industry, including the Company.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company is evaluating the net impact of the ACA on its business but thus far has not seen any direct discernable impact. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

The substantial value of its intangible assets may impair the Company’s results of operations and financial condition.

At December 31, 2014, intangible assets on the Company’s consolidated balance sheet were approximately $8.4 million, representing 34.2% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

Professional liability may produce unforeseen expenses and lower operating results.

In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice.  Some of these lawsuits involve large claims and significant defense costs. Any suits involving the Company or dentists at the Offices, if successful, could result in substantial damage awards that may exceed the limits of the Company’s insurance coverage. The Company provides business services; it does not engage in the practice of dentistry or control the practice of dentistry by the dentists or their compliance with regulatory requirements directly applicable to providers. There can be no assurance, however, that the Company will not become subject to litigation in the future as a result of the dental services provided at the Offices. The Company maintains professional liability insurance for itself and provides for professional liability insurance covering dentists, dental hygienists and dental assistants at the Offices. While the Company believes it has adequate liability insurance coverage, there can be no assurance that the coverage will be adequate to cover losses or that coverage will continue to be available upon terms satisfactory to the Company. In addition, certain types of risks and liabilities, including penalties and fines imposed by governmental agencies, are not covered by insurance. Malpractice insurance, moreover, can be expensive and varies from state to state. Successful malpractice claims could have a material adverse effect on the Company’s business, financial condition and operating results. See Item 1, “Business - Insurance.”

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

The Company’s $12.0 million Credit Facility is with a single bank.  There can be no assurances that the bank will not change the terms of the Credit Facility or cease to continue to extend credit to the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.45 to 1.00 for the year ended December 31, 2014, 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  These restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, withstand economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.

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

As of the date of this Annual Report, the Company managed a total of 67 Offices with 47 in Colorado, ten in New Mexico, and ten in Arizona.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,400 square feet to 7,400 square feet.

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

	HIGH	LOW
2013

First Quarter	$23.03	$17.00
Second Quarter	21.99	17.21
Third Quarter	19.57	17.01
Fourth Quarter	20.25	17.00

2014

First Quarter	$22.40	$17.00
Second Quarter	18.40	16.75
Third Quarter	17.92	15.50
Fourth Quarter	16.98	12.05

At March 25, 2015, there were approximately 165 holders of record and approximately 466 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company declared the following quarterly cash dividends in 2013 and 2014.
Date Dividend Paid	Quarterly Dividend Paid per Share

January 11, 2013; April 12, 2013; July 12, 2013; October 11, 2013	$0.22
January 10, 2014; April 11, 2014; July 11, 2014; October 10, 2014
January 15, 2015

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

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock repurchases by the Company during the period October 1, 2014 through December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	-	$-	-	$891,059
November 1, 2014 through November 30, 2014	200	$15.68	200	$887,923
December 1, 2014 through December 31, 2014	200	$15.79	200	$884,765

Total	400	$15.74	400

(1) The Company’s stock repurchase program has been ongoing for more than five years and there is no expiration date for the program. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2014, the dollar value of shares that may be purchased under the stock repurchase program was approximately $885,000.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2014.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and currently provides business services to 67 Offices in Colorado, New Mexico and Arizona staffed by 76 dentists and 37 specialists.  The Company has acquired 45 practices (eight of which were consolidated into existing Offices and one that was closed) and opened 35 de novo Offices (two of which were consolidated into existing Offices and two that were closed).  During December 2012, the Company consolidated the specialty dental services of one of its acquired Denver, Colorado Offices into two other Offices and subsequently closed the first Office.  During 2013, the Company opened two de novo Offices, one in July 2013 and the other in December 2013.  During December 2013, the Company consolidated the dental services of one of its de novo Offices into another Office and subsequently closed the first Office.  During 2013, the Company also completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  During 2014, the Company opened two de novo Offices, one in May 2014 and the other in October 2014.  During August 2014, the Company consolidated the dental services of one of its acquired Offices into another Office and subsequently closed the first Office.  During 2014, the Company also completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by developing de novo Offices and by making acquisitions.

Components of Revenue and Expenses

Revenue represents the revenue of the Offices, reported at estimated realizable amounts, received from third-party payors and patients for dental services rendered at the Offices, net of contractual and other adjustments.  Substantially all of the patients of the Offices are insured under third-party payor agreements.  The Company’s billing system generates contractual adjustments for each patient encounter based on fee schedules for the patient’s insurance plan.  The services provided are attached to the patient’s fee schedule based on the insurance the patient has at the time the service is provided.  Therefore, the revenue that is recorded by the billing system is based on insurance contractual amounts.  Additionally, each patient at the time of service signs a form agreeing that the patient is ultimately responsible for the contracted fee if the insurance company does not pay the fee for any reason.

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

Revenue is derived principally from fee-for-service revenue and revenue from capitated managed dental care plans. Fee-for-service revenue consists of P.C. revenue received from indemnity dental plans, preferred provider plans and direct payments by patients not covered by any third-party payment arrangement. Managed dental care revenue consists of P.C. revenue received from capitated managed dental care plans, including capitation payments and patient co-payments. Capitated managed dental care contracts are between dental benefits organizations and the P.C.s. Under the Management Agreements, the Company negotiates and administers these contracts on behalf of the P.C.s. Under a capitated managed dental care contract, the dental group practice provides dental services to the members of the dental benefits organization and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental group practice obligated to provide them. This arrangement shifts the risk of utilization of these services to the dental group practice providing the dental services. Because the Company assumes responsibility under the Management Agreements for all aspects of the operation of the dental practices (other than the practice of dentistry) and thus bears all costs of the P.C.s associated with the provision of dental services at the Office (other than compensation of dentists, dental hygienists and dental assistants), the risk of over-utilization of dental services at the Office under capitated managed dental care plans is effectively shifted to the Company. In addition, dentists participating in a capitated managed dental care plan often receive supplemental payments for more complicated or elective procedures. In contrast, under traditional indemnity insurance arrangements, the insurance company pays whatever reasonable charges are billed by the dental group practice for the dental services provided. See Item 1. “Business - Payor Mix.”

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

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable that are over 120 days past due and that appear not collectible are written off as bad debt, and those in excess of $100 are sent to an outside collection agency.

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental service model.  Revenue was $62.4 million in 2012, $64.1 million in 2013 and $65.1 million in 2014.  Contribution from the dental Offices was $5.8 million in 2012, $4.9 million in 2013 and $3.7 million in 2014.  Net income/(loss) was $807,000 in 2012, $89,000 in 2013 and $(924,000) in 2014.

The decrease in net income in 2014 is attributable to substantial investments by the Company in capital projects resulting in increased depreciation expense, in personnel and their training and one-time charges of approximately $339,000 in severance compensation expense and $81,000 in office consolidation expense.  The Company’s net income for the year ended December 31, 2013 benefited from a change in fair value of contingent liabilities of $196,000 related to two Offices that were acquired during the fourth quarter of 2009.

At the end of the second quarter of 2014, the Company began making expense reductions to align its costs with the Company’s revenue growth.  The Company will continue to evaluate additional expense reductions.

For the year ended December 31, 2014, revenue increased to $65.1 million compared to $64.1 million for the year ended December 31, 2013, an increase of $1.0 million or 1.6%.

For the year ended December 31, 2014, the Company generated $4.3 million of cash from operations.  During this period, the Company had capital expenditures of approximately $4.7 million, paid dividends of approximately $1.6 million and increased total bank debt by approximately $1.7 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its continuing commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and to converting its Offices to digital radiography.

For the year ended December 31, 2013, revenue increased to $64.1 million compared to $62.4 million for the year ended December 31, 2012, an increase of $1.8 million or 2.8%.

The Company’s earnings before interest, taxes, depreciation, amortization, non-cash expense associated with stock-based compensation, severance compensation expense and Office consolidation expense (“Adjusted EBITDA”) decreased $184,000 or 4.4% to $4.0 million for the year ended December 31, 2014 from $4.2 million for the year ended December 31, 2013.  Adjusted EBITDA decreased $805,000 or 16.0% to $4.2 million for the year ended December 31, 2013 from $5.0 million for the year ended December 31, 2012.  Although Adjusted EBITDA is not a United States generally accepted accounting principles (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income/(loss) can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, income tax expense/(benefit), severance compensation expense and Office consolidation expense to net income/(loss) and subtracting the change in fair value of contingent liabilities and gain from early extinguishment of debt as in the table below.

	Years Ended December 31,
	2012	2013	2014

RECONCILIATION OF ADJUSTED EBITDA:
Net income/(loss)	$807,264	$89,173	$(923,634)
Add back:
Depreciation and amortization - Offices	2,838,582	3,448,707	4,229,253
Depreciation and amortization - corporate	161,693	200,431	223,019
Stock-based compensation expense	600,936	467,028	364,880
Interest expense, net	104,147	100,647	115,750
Income tax expense/(benefit)	502,066	121,960	(402,785)
Severance compensation expense	-	-	338,861
Office consolidation expense	-	-	80,560
Less:
Change in fair value of contingent liabilities	-	(196,000)	-
Gain from early extinguishment of debt	-	(22,059)	-

Adjusted EBITDA	$5,014,688	$4,209,887	$4,025,904

At December 31, 2014, the Company’s total assets of $24.6 million included $8.4 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $3.8 million. The Company’s retained earnings as of December 31, 2014 were approximately $2.5 million and the Company had a working capital deficit on that date of approximately $2.3 million.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 17.7% of total revenue in 2014, compared with 19.4% in 2013 and 19.9% in 2012.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2012		2013		2014

Revenue	100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	56.8%		59.5%		59.3%
Dental supplies	4.3%		4.4%		4.6%
Laboratory fees	5.0%		4.8%		5.1%
Occupancy	8.9%		9.1%		9.1%
Advertising and marketing	3.2%		1.7%		1.5%
Depreciation and amortization	4.6%		5.4%		6.5%
General and administrative	7.9%		7.4%		8.4%
	90.7%		92.4%		94.4%
Contribution from dental offices	9.3%		7.6%		5.6%

Corporate Expenses:
General and administrative	6.7%	(1)	7.2%	(1)	7.2%
Depreciation and amortization	0.3%		0.3%		0.3%
Operating income/(loss)	2.3%		0.1%		(1.9)%
Other income/(expense)
Change in fair value of contingent liabilities	0.0%		0.3%		0.0%
Gain from early extinguishment of debt	0.0%		0.0%		0.0%

Interest (expense), net	(0.2)%		(0.2)%		(0.2)%

Income/(loss) before income taxes	2.1%		0.3%		(2.0)%
Income tax expense/(benefit)	0.8%		0.2%		(0.6)%

Net income/(loss)	1.3%		0.1%		(1.4)%

(1)	Corporate expense - general and administrative includes $600,936 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2012, $467,028 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2013 and $364,880 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Revenue increased to $65.1 million for the year ended December 31, 2014 compared to $64.1 million for the year ended December 31, 2013, an increase of $1.0 million or 1.6%.  This increase is attributable to revenue from four de novo Offices that opened during the third quarter of 2013, the fourth quarter of 2013, the second quarter of 2014 and the fourth quarter of 2014.  These four de novo Offices accounted for an additional $1.3 million in revenue during the year ended December 31, 2014.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits increased to $38.6 million for the year ended December 31, 2014 compared to $38.2 million for the year ended December 31, 2013, an increase of $470,000 or 1.2%.  The four de novo Offices accounted for an additional $830,000 of clinical salaries and benefits during the year ended December 31, 2014 while clinical salaries and benefits at the 63 Offices open during each full year decreased $361,000.  At the 63 Offices open during each full year, general dentist wages decreased $283,000 and specialty dentist wages decreased $67,000.  As a percentage of revenue, clinical salaries and benefits decreased to 59.3% in 2014 from 59.5% in 2013.

Dental supplies.   Dental supplies increased to $3.0 million for the year ended December 31, 2014 compared to $2.8 million for the year ended December 31, 2013, an increase of $178,000 or 6.4%.  For the 63 Offices open during each full quarter, there were increases of $41,000 in specialty dental supplies, $28,000 in general dental supplies and $27,000 in hygiene dental supplies.  The four de novo Offices accounted for an additional $83,000 of dental supplies during the year ended December 31, 2014.  As a percentage of revenue, dental supplies increased to 4.6% in 2014 from 4.4% in 2013.

Laboratory fees.   Laboratory fees increased to $3.3 million for the year ended December 31, 2014 compared to $3.1 million for the year ended December 31, 2013, an increase of $190,000 or 6.1%.  Laboratory fees at the 63 Offices open during each full year increased $123,000 during the year ended December 31, 2014 while the four de novo Offices accounted for an additional $67,000 of laboratory fees during the year ended December 31, 2014.  The increase in laboratory fees is attributable to increases in periodontal procedures and dental crown placements.  As a percentage of revenue, laboratory fees increased to 5.1% in 2014 from 4.8% in 2013.

Occupancy.  Occupancy expenses increased to $5.9 million for the year ended December 31, 2014 from $5.8 million for the year ended December 31, 2013, an increase of $78,000 or 1.3%.  The four de novo Offices accounted for an additional $306,000 of occupancy expenses during the year ended December 31, 2014 while occupancy expenses at the 63 Offices open during each full year decreased $228,000.  The decrease in occupancy expenses at the 63 Offices open during each full year was primarily caused by a decrease of $210,000 in janitorial service expenses.  As a percentage of revenue, occupancy expenses remained constant at 9.1% for 2014 and 2013.

Advertising and marketing.   Advertising and marketing expenses decreased to $965,000 for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013, a decrease of $117,000 or 10.8%.  For the 63 Offices open during each full year, yellow page advertising expenses decreased $72,000, internet advertising expenses decreased $64,000, television advertising expenses decreased $62,000 and radio advertising expenses decreased $61,000.  The four de novo Offices accounted for an additional $48,000 of advertising and marketing expenses.  As a percentage of revenue, advertising and marketing expenses decreased to 1.5% in 2014 from 1.7% in 2013.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $4.2 million for the year ended December 31, 2014 from $3.4 million for the year ended December 31, 2013, an increase of $781,000 or 22.6%.   The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 7.  Depreciation and amortization expenses increased $506,000 at the 63 Offices open during each full year while the four de novo Offices accounted for an additional $274,000 of depreciation and amortization expenses during the year ended December 31, 2014.  As a percentage of revenue, depreciation and amortization expenses increased to 6.5% in 2014 from 5.4% in 2013.

General and administrative.   General and administrative expenses attributable to the Offices increased to $5.4 million for the year ended December 31, 2014 from $4.8 million for the year ended December 31, 2013, an increase of $667,000 or 14.0%.  The increase in these general and administrative expenses is attributable to increases of $483,000 in bad debt expense and $51,000 in professional fees at the 63 Offices open during each full year.  The four de novo Offices accounted for an additional $99,000 of Office general and administrative expenses during the year ended December 31, 2014.  As a percentage of revenue, Office general and administrative expenses increased to 8.4% in 2014 from 7.4% in 2013.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of revenue increasing $1.0 million and direct expenses increasing $2.2 million, contribution from dental Offices decreased to $3.7 million for the year ended December 31, 2014 from $4.9 million for the year ended December 31, 2013, a decrease of $1.2 million or 25.0%.  The four de novo Offices accounted for $407,000 of the decrease in contribution from dental Offices during the year ended December 31, 2014.  As a percentage of revenue, contribution from dental Offices decreased to 5.6% in 2014 from 7.6% in 2013.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative increased to $4.7 million for the year ended December 31, 2014 from $4.6 million for the year ended December 31, 2013, an increase of $55,000 or 1.2%.  There were increases of $339,000 in severance compensation expense and $30,000 in computer maintenance expense, offset by decreases of $229,000 in executive officers’ bonuses and $102,000 related to stock-based compensation expense pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative remained constant at 7.2% for the years ended December 31, 2014 and 2013.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization increased to $223,000 for the year ended December 31, 2014 from $200,000 for the year ended December 31, 2013, an increase of $23,000 or 11.3%.  This increase is attributable to the further development of the Company’s website and other information technology equipment added to the corporate office.  As a percentage of revenue, corporate expenses - depreciation and amortization remained constant at 0.3% for the years ended December 31, 2014 and 2013.

Operating Income/(Loss)

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating income/(loss) decreased to $(1.2) million for the year ended December 31, 2014 from $94,000 for the year ended December 31, 2013, a decrease of $1.3 million.  As a percentage of revenue, operating income/(loss) decreased to (1.9)% in 2014 from 0.1% in 2013.

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $196,000 for the year ended December 31, 2013 was due to the Company’s determination to write down values of the contingent liabilities at two Offices that were acquired during the fourth quarter of 2009.  See Notes 3 and 11 to the consolidated financial statements included in Item 8.

Gain from early extinguishment of debt.  Gain from early extinguishment of debt of $22,000 for the year ended December 31, 2013 is related to paying off a note at a discount.

Interest expense/(income), net.   Interest expense, net increased to $116,000 for the year ended December 31, 2014 from $101,000 for the year ended December 31, 2013, an increase of $15,000 or 15.0%.  This increase in interest expense was primarily caused by a decrease in interest income at the Offices.  During 2014, total bank debt outstanding increased by $1.7 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and to converting its Offices to digital radiography.  During the year ended December 31, 2014, the Company opened two de novo Offices, completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the years ended December 31, 2014 and 2013.

Net Income/(loss)

As a result of the above, the Company’s net loss was $(924,000) for the year ended December 31, 2014 compared to net income of $89,000 for the year ended December 31, 2013, a decrease of $1.0 million.  The decrease in net income is partially attributable to one-time charges of approximately $339,000 in severance compensation expense and $81,000 in Office consolidation expense.  As a percentage of revenue, net income/(loss) decreased to (1.4)% in 2014 from 0.1% in 2013.  Net loss for the year ended December 31, 2014 was net of income tax (benefit) of $(403,000), while net income for the year ended December 31, 2013 was net of income tax expense of $122,000.

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

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits increased to $38.2 million for the year ended December 31, 2013 compared to $35.4 million for the year ended December 31, 2012, an increase of $2.8 million or 7.8%.  There were increases of $968,000 in dentist wages, $505,000 in administration wages, $467,000 in hygienist wages, $321,000 in assistant wages, $203,000 in health insurance expenses and $136,000 in payroll taxes.  Of the $2.8 million increase, approximately $747,000 can be attributed to the four de novo Offices, which accounted for $331,000 in dentist wages, $115,000 in administration wages, $78,000 in hygienist wages, $81,000 in assistant wages, $53,000 in payroll taxes and $30,000 in health insurance during the year ended December 31, 2013.  Additionally, the increase in clinical salaries and benefits is partially related to the increase in revenue as most of the dentists in the Offices are compensated based on revenue.  As a percentage of revenue, clinical salaries and benefits increased to 59.5% in 2013 from 56.8% in 2012.

Dental supplies.   Dental supplies increased to $2.8 million for the year ended December 31, 2013 compared to $2.7 million for the year ended December 31, 2012, an increase of $106,000 or 3.9%.  The increase in dental supplies is primarily related to the four de novo Offices, which accounted for an additional $100,000 of dental supplies during the year ended December 31, 2013.  As a percentage of revenue, dental supplies increased to 4.4% in 2013 from 4.3% in 2012.

Laboratory fees.   Laboratory fees remained constant at $3.1 million for the years ended December 31, 2013 and 2012.  As a percentage of revenue, laboratory fees decreased to 4.8% in 2013 from 5.0% in 2012.

Occupancy.  Occupancy expenses increased to $5.8 million for the year ended December 31, 2013 from $5.5 million for the year ended December 31, 2012, an increase of $273,000 or 4.9%.  The four de novo Offices accounted for an additional $194,000 of occupancy expense during the year ended December 31, 2013.  The increase in occupancy expense was also caused by an increase of $56,000 in repair and maintenance expenses at the 62 Offices open during each full year.  As a percentage of revenue, occupancy expenses increased to 9.1% in 2013 from 8.9% in 2012.

Advertising and marketing.   Advertising and marketing expenses decreased to $1.1 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012, a decrease of $936,000 or 46.4%.  The decrease in advertising and marketing expenses is primarily attributable to decreases of $706,000 in television advertising, $227,000 in radio advertising and $112,000 in print advertising, offset by an increase of $159,000 in social media and internet advertising.  The four de novo Offices accounted for an additional $52,000 of advertising and marketing expenses.  As a percentage of revenue, advertising and marketing expenses decreased to 1.7% in 2013 from 3.2% in 2012.  The Company regularly adjusts its advertising and marketing in response to market conditions and its financial performance.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $3.4 million for the year ended December 31, 2013 from $2.8 million for the year ended December 31, 2012, an increase of $610,000 or 21.5%.   The increase in depreciation and amortization expenses is a result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 7.  The four new Offices accounted for an additional $244,000 of depreciation and amortization expenses during the year ended December 31, 2013.  As a percentage of revenue, depreciation and amortization expenses increased to 5.4% in 2013 from 4.6% in 2012.

General and administrative.   General and administrative expenses attributable to the Offices decreased to $4.8 million for the year ended December 31, 2013 from $4.9 million for the year ended December 31, 2012, a decrease of $160,000 or 3.2%.   This decrease in general and administrative expenses is attributable to decreases of $187,000 in bad debt expense and $66,000 in recruiting and relocation expense at the 62 Offices open during each full year.  The four de novo Offices accounted for an additional $91,000 in general and administrative expenses.  As a percentage of revenue, Office general and administrative expenses decreased to 7.4% in 2013 from 7.9% in 2012.

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

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $196,000 for the year ended December 31, 2013 is related to writing down values of the contingent liabilities at two Offices that were acquired during the fourth quarter of 2009.  See Notes 3 and 11 to the consolidated financial statements in Item 8.

Gain from early extinguishment of debt.  Gain from early extinguishment of debt of $22,000 for the year ended December 31, 2013 is related to paying off a note at a discount.

Interest expense, net.   Interest expense, net decreased to $101,000 for the year ended December 31, 2013 from $104,000 for the year ended December 31, 2012, a decrease of $3,000 or 3.4%.  This decrease in interest expense was caused by an increase in interest income at the Offices, offset by an increase in interest expense related to an increase in the Credit Facility balances.  During 2013, total bank debt outstanding increased by $1.6 million.  The Company’s outstanding bank debt increased because of the Company’s development of de novo Offices and its commitment to upgrading its existing Offices through extensive remodels and/or Office relocations and to converting its Offices to digital radiography.  During the year ended December 31, 2013, the Company opened two de novo Offices, completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the years ended December 31, 2013 and 2012.

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

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  A summary of those significant accounting policies can be found in the notes to consolidated financial statements in Item 8. The estimates used by management are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management. Management has not determined how reported amounts would differ based on the application of different accounting policies. Management has also not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions.  Management believes that the following represent the critical accounting policies of the Company as described in Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, which was issued by the SEC:

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

Impairment of Intangible and Long-lived Assets

At December 31, 2014, intangible assets on the Company’s consolidated balance sheet were $8.4 million, representing 34.2% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of December 31, 2014, the Company’s LIBOR borrowing rate was 1.31% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At December 31, 2014, the Company had approximately $9.8 million LIBOR rate borrowings outstanding and approximately $2.2 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.45 to 1.00 for the year ended December 31, 2014, 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At December 31, 2014, the Company was in compliance with the Credit Facility covenants.

On September 13, 2013, the Company terminated its credit facility and term loan with KeyBank National Association (“KeyBank”).  The Company used borrowings under the new Credit Facility to repay the outstanding $4.6 million principal amount plus accrued interest under the KeyBank credit facility and $3.6 million principal amount plus accrued interest under the term loan.

Net cash provided by operating activities was $4.4 million, $4.3 million and $4.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.  During the year ended December 31, 2014, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of increases of approximately $598,000 in accounts payable and accrued expenses, $184,000 in income taxes payable and $81,000 in other long-term obligations, offset by increases of approximately $808,000 in accounts receivable and $65,000 in prepaid expenses and other assets.  During the year ended December 31, 2013, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $1.1 million, an increase in income taxes payable of approximately $266,000 and a decrease in prepaid expenses and other assets of $27,000, offset by an increase in accounts receivable of $1.0 million and a decrease in other long-term obligations of $363,000.  During the year ended December 31, 2012, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of a decrease in prepaid expenses and other assets of $113,000 and an increase in other long-term obligations of $43,000, offset by a decrease in accounts payable, accrued expenses and accrued payroll of $539,000, a decrease in income taxes payable of $558,000, and an increase in accounts receivable of $338,000.

Net cash used in investing activities was $4.2 million, $5.0 million and $4.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.  During the year ended December 31, 2014, the Company invested approximately $4.7 million in capital expenditures, including approximately $1.7 million related to remodels and/or relocations of three of its Offices, $1.4 for two de novo Offices and $1.1 million related to six Offices that were converted to digital radiography, offset by a decrease in notes receivable of $27,000.  During the year ended December 31, 2013, the Company invested approximately $5.0 million in capital expenditures, including approximately $1.4 million related to remodels and/or relocations of two of its Offices, $1.4 million related to eight Offices that were converted to digital radiography and $1.2 million for the two de novo Offices that opened in 2013, offset by a decrease in notes receivable of $22,000.  During the year ended December 31, 2012, the Company invested approximately $4.2 million in capital expenditures, including approximately $1.0 million for the two de novo Offices opened in 2012, $1.4 million related to remodels and/or relocations on four of its Offices and $547,000 related to four Offices that were converted to digital radiography.

For the years ended December 31, 2012 and 2013, net cash used in financing activities was $39,000 and $25,000, respectively.  For the year ended December 31, 2014, net cash provided by financing activities was $176,000.  For the year ended December 31, 2014, net cash provided by financing activities was comprised of approximately $1.7 million in advances under the Credit Facility, $65,000 in proceeds from exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised, offset by approximately $1.6 million for the payment of dividends and $6,000 used in the purchase of Common Stock options exercised.  For the year ended December 31, 2013, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $1.8 million used to pay down the term loan and $60,000 from the tax expense of Common Stock options exercised, offset by approximately $3.4 million in advances on the Credit Facility and $43,000 in proceeds from the exercise of Common Stock options.  For the year ended December 31, 2012, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $622,000 used in the purchase of Common Stock options exercised, and $18,000 from the tax expense of Common Stock options exercised, offset by approximately $423,000 in advances on the prior credit facility and $1.8 million in advances under the term loan.

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and dividend payments for at least the next 12 months.  The Company has leased space for two additional de novo Offices.  The two Offices, which are located in Albuquerque, New Mexico and Commerce City, Colorado, are expected to open in 2015.  The Company anticipates it will require approximately $550,000 in capital expenditures to fully equip each de novo Office.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A, “Risk Factors – The Company may need additional capital and there is no guarantee additional financing would be available.”

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2012, the Company, in 41 separate transactions, repurchased and retired a total of 37,787 shares of its Common Stock for total consideration of approximately $622,000 at prices ranging from $15.75 to $19.00 per share.  During 2013, the Company did not purchase any shares of its Common Stock.  During 2014, the Company, in two separate transactions, repurchased and retired a total of 400 shares of its Common Stock for total consideration of approximately $6,300 at prices ranging from $15.38 to $15.49 per share.  As of December 31, 2014, approximately $885,000 of the previously authorized amount was available for Common Stock purchases.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

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

Off–Balance Sheet Arrangements

As of December 31, 2014, the Company did not have any off–balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2013 and 2014 and for each of the years ended December 31, 2012, 2013 and 2014:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 30, 2015

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2013	2014

CURRENT ASSETS:
Cash and cash equivalents	$469,827	$310,229
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $420,000, respectively	3,250,319	3,185,136
Notes receivable	34,195	34,195
Deferred tax asset	272,523	614,944
Income tax receivable	176,935	-
Prepaid expenses and other assets	455,158	520,187

Total current assets	4,658,957	4,664,691

PROPERTY AND EQUIPMENT, net	10,126,399	11,258,025

OTHER NONCURRENT ASSETS:
Intangible assets, net	9,292,868	8,410,535
Deferred charges and other assets	165,661	160,853
Notes receivable	109,501	82,929

Total assets	$24,353,386	$24,577,033

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,548,240	$2,912,162
Accrued expenses	1,641,509	1,557,811
Accrued payroll and related expenses	2,192,495	2,511,953
Income taxes payable	-	6,638

Total current liabilities	6,382,244	6,988,564

LONG-TERM LIABILITIES:
Deferred tax liability, net	3,030,205	2,951,321
Long-term debt	8,091,790	9,833,453
Other long-term obligations	965,959	1,046,633

Total liabilities	18,470,198	20,819,971

COMMITMENTS AND CONTINGENCIES (Notes 8 & 10)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,852,565 and 1,859,689 shares issued and outstanding, respectively	779,758	1,214,056
Retained earnings	5,103,430	2,543,006

Total shareholders' equity	5,883,188	3,757,062

Total liabilities and shareholders' equity	$24,353,386	$24,577,033

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012		2013		2014

REVENUE:
Dental practice revenue	$56,513,816		$58,461,286		$59,924,198
Capitation revenue	5,840,373		5,644,588		5,201,402
	62,354,189		64,105,874		65,125,600

DIRECT EXPENSES:
Clinical salaries and benefits	35,402,831		38,171,494		38,641,198
Dental supplies	2,693,604		2,799,518		2,977,962
Laboratory fees	3,133,481		3,108,544		3,298,723
Occupancy	5,549,650		5,822,508		5,900,176
Advertising and marketing	2,018,264		1,082,034		965,202
Depreciation and amortization	2,838,582		3,448,707		4,229,253
General and administrative	4,934,926		4,774,597		5,441,126
	56,571,338		59,207,402		61,453,640

Contribution from dental offices	5,782,851		4,898,472		3,671,960

CORPORATE EXPENSES:
General and administrative	4,207,681	(1)	4,604,320	(1)	4,659,610 (1)
Depreciation and amortization	161,693		200,431		223,019

OPERATING INCOME/(LOSS)	1,413,477		93,721		(1,210,669)

OTHER INCOME (EXPENSE):
Change in fair value of contingent liabilities	-		196,000		-
Gain from early extinguishment of debt	-		22,059		-
Interest (expense), net	(104,147)		(100,647)		(115,750)

INCOME/(LOSS) BEFORE INCOME TAXES	1,309,330		211,133		(1,326,419)
Income tax expense/(benefit)	502,066		121,960		(402,785)

NET INCOME/(LOSS)	$807,264		$89,173		$(923,634)

Net income/(loss) per share of Common Stock - Basic	$0.44		$0.05		$(0.50)

Net income/(loss) per share of Common Stock - Diluted	$0.44		$0.05		$(0.50)

Cash dividends per share of Common Stock	$0.88		$0.88		$0.88

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,839,149		1,850,257		1,858,650

Diluted	1,848,714		1,861,088		1,858,650

(1)	Corporate expenses - general and administrative includes $600,936 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2012, $467,028 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2013 and $364,880 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the year ended December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, January 1, 2012	1,837,519	$368,186	$7,457,904	$7,826,090
Common Stock options exercised	7,790	-	-	-
Purchase and retirement of Common Stock	(37,787)	(621,697)	-	(621,697)
LTIP restricted stock units issued	34,880	-	-	-
Tax benefit (expense) of Common Stock options exercised	-	(18,189)	-	(18,189)
Dividends declared on Common Stock	-	-	(1,622,435)	(1,622,435)
Stock-based compensation expense	-	600,936	-	600,936
Net income, year ended December 31, 2012	-	-	807,264	807,264

BALANCES, December 31, 2012	1,842,402	$329,236	$6,642,733	$6,971,969
Common Stock options exercised, net	10,163	43,000	-	43,000
Tax benefit (expense) of Common Stock options exercised	-	(59,506)	-	(59,506)
Dividends declared on Common Stock	-	-	(1,628,476)	(1,628,476)
Stock-based compensation expense	-	467,028	-	467,028
Net income, year ended December 31, 2013	-	-	89,173	89,173

BALANCES, December 31, 2013	1,852,565	$779,758	$5,103,430	$5,883,188
Common Stock options exercised, net	7,524	64,500	-	64,500
Purchase and retirement of Common Stock	(400)	(6,293)	-	(6,293)
Tax benefit (expense) of Common Stock options exercised	-	11,211	-	11,211
Dividends declared on Common Stock	-	-	(1,636,790)	(1,636,790)
Stock-based compensation expense	-	364,880	-	364,880
Net loss, year ended December 31, 2014	-	-	(923,634)	(923,634)

BALANCES, December 31, 2014	1,859,689	$1,214,056	$2,543,006	$3,757,062

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$807,264	$89,173	$(923,634)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,000,275	3,649,138	4,452,272
Stock compensation expense	600,936	467,028	364,880
Provision for doubtful accounts	579,419	390,218	873,269
Provision for (benefit from) deferred income taxes	680,053	(34,433)	(421,305)
Change in fair value of contingent liabilities	-	(196,000)	-
Gain from early extinguishment of debt	-	(22,059)	-
Loss on sale of assets	-	-	9,220
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(337,845)	(1,026,385)	(808,086)
Prepaid expenses and other assets	112,796	27,139	(65,029)
Deferred charges and other assets	6,951	(7,345)	4,808
Accounts payable	(191,698)	628,783	363,922
Accrued expenses	(334,217)	(803)	(85,266)
Accrued payroll and related expenses	(12,856)	474,078	319,458
Income taxes payable/(receivable)	(557,668)	265,695	183,573
Other long-term obligations	42,685	(363,351)	80,674
Net cash provided by operating activities	4,396,095	4,340,876	4,348,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	33,724	22,022	26,572
Capital expenditures	(4,202,648)	(4,980,584)	(4,730,059)
Proceeds from sale of assets	-	-	19,275
Net cash used in investing activities	(4,168,924)	(4,958,562)	(4,684,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	21,662,666	28,417,653	27,809,707
Advances - term loan	2,000,000	2,000,000	-
Repayments - line of credit	(21,239,691)	(24,999,905)	(26,068,044)
Repayments - term loan	(200,000)	(3,800,000)	-
Proceeds from exercise of Common Stock options	-	43,000	64,500
Purchase and retirement of Common Stock	(621,697)	-	(6,293)
Tax benefit (expense) of Common Stock options exercised	(18,189)	(59,506)	11,211
Common Stock cash dividends	(1,621,627)	(1,626,240)	(1,635,223)
Net cash provided by (used in) financing activities	(38,538)	(24,998)	175,858

NET CHANGE IN CASH AND CASH EQUIVALENTS	188,633	(642,684)	(159,598)
CASH AND CASH EQUIVALENTS, beginning of year	923,878	1,112,511	469,827
CASH AND CASH EQUIVALENTS, end of year	$1,112,511	$469,827	$310,229

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2013	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$132,374	$157,204	$133,686
Cash paid during the year for income taxes	$397,759	$172,104	$16,226
Cash received during the year for income taxes	$-	$221,900	$192,491

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2012, 2013 and 2014, the Company managed 65, 66 and 67 dental practices (collectively referred to as the ''Offices''), respectively.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and Offices developed internally (“de novo Offices”). The following table highlights the Company’s growth through December 31, 2014 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2004 and Prior	42	22	(7)
2006	-	4	(1)
2007	-	-	-
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
2012	-	2	(1)
2013	-	2	(1)
2014	-	2	(1)
Total	45	35	(13)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

During 2014, the Company opened two de novo Offices.  One Office, which is located in Fort Collins, Colorado, opened in May 2014.  The second de novo Office, which is located in Scottsdale, Arizona, opened in October 2014.  During August 2014, the Company consolidated the dental services of one of its Denver, Colorado Offices into another Office and subsequently closed the first Office.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2014.  Such reclassification had no effect on net income.

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

During 2012, 2013 and 2014, 9.4%, 8.8% and 8.0%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2014, the Company did not have cash at any banks in excess of the federally insured amount.

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

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable that are over 120 days past due and that appear not collectible are written off as bad debt, and those in excess of $100 are sent to an outside collections agency.

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $117,000 in principal amount was outstanding at December 31, 2014.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note for the years ended December 31, 2012, 2013 and 2014.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $2,097,837, $2,748,517 and $3,569,939 for the years ended December 31, 2012, 2013 and 2014, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  Amortization was $902,437, $900,621 and $882,333 for the years ended December 31, 2012, 2013 and 2014, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the years ended December 31, 2012, 2013 and 2014.

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

	2012			2013			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount

Basic EPS	$807,264	1,839,149	$0.44	$89,173	1,850,257	$0.05	$(923,634)	1,858,650	$(0.50)

Effect of Dilutive Stock Options	-	9,565		-	10,831		-	-

Diluted EPS	$807,264	1,848,714	$0.44	$89,173	1,861,088	$0.05	$(923,634)	1,858,650	$(0.50)

The difference between basic EPS and diluted EPS for the years ended December 31, 2012 and 2013 relates to the effect of 9,565 and 10,831 shares, respectively, of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by ASC Topic 718, “Compensation – Stock Compensation.” For the years ended December 31, 2012, 2013 and 2014, options to purchase 413,100, 422,166 and 484,516 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense pursuant to ASC Topic 718 included in the Company’s consolidated statements of income for the years ended December 31, 2012, 2013 and 2014 was approximately $601,000, $467,000 and $365,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, the expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended December 31, 2014 equal to the expected option term.  Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended December 31, 2014 for the expected option term. The expected option term was calculated based on historical experience.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Stardards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under ASU 2013-11, an entity must present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except that if and to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

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

The fair values of the acquisitions were based on significant inputs not observable in the market and are therefore defined as level 3 inputs under ASC Topic 820, “Fair Value Measurements and Disclosures.”  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2012, 2013 or 2014.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2013	2014

Dental equipment	$9,759,160	$10,111,108
Furniture and fixtures	1,571,135	1,665,911
Leasehold improvements	11,969,958	13,386,795
Computer equipment, software and related items	6,106,685	7,559,243
Instruments	1,898,442	2,002,126
	31,305,380	34,725,183

Less - accumulated depreciation	(21,178,981)	(23,467,158)

Property and equipment, net	$10,126,399	$11,258,025

Depreciation expense was $2,097,837, $2,748,517 and $3,569,939 for the years ended December 31, 2012, 2013 and 2014, respectively.

(5)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2013	2014

Management Agreements	25 years	$21,800,123	$21,800,123
Less - accumulated amortization		(12,507,255)	(13,389,588)

Intangible assets, net		$9,292,868	$8,410,535

Amortization expense was $902,437, $900,621 and $882,333 for the years ended December 31, 2012, 2013 and 2014, respectively.

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2015	$844,887
2016	844,564
2017	844,564
2018	844,564
2019	836,055
Thereafter	4,195,901

$8,410,535

(6)	DEBT

Debt consists of the following:

	December 31,
	2013	2014

Revolving credit agreement with a bank not to exceed $12.0 million, at either, or a combination of, the lender’s Prime Rate (3.25% at December 31, 2014) or a LIBOR rate plus 1.15% (1.31% at December 31, 2014), collateralized by substantially all of the assets of the Company, due in September 2016 (the "Credit Facility").	8,091,790	9,833,453

Long-term debt	$8,091,790	$9,833,453

Credit Facility

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of December 31, 2014, the Company’s LIBOR borrowing rate was 1.31% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At December 31, 2014, the Company had approximately $9.8 million LIBOR rate borrowings outstanding and approximately $2.2 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.45 to 1.00 for the year ended December 31, 2014, 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At December 31, 2014, the Company was in compliance with the Credit Facility covenants.

Term Loan

On September 13, 2013, the Company terminated its credit facility and term loan with KeyBank National Association (“KeyBank”).  The Company used borrowings under the Credit Facility to repay the outstanding $4.6 million principal amount plus accrued interest under the KeyBank credit facility and $3.6 million principal amount plus accrued interest under the term loan.

Scheduled Maturities

The scheduled maturities of debt are as follows:

Years	Amount

2015	-
2016	9,833,453

$9,833,453

(7)	SHAREHOLDERS' EQUITY

Shares Repurchased and Retired

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2012, the Company, in 41 separate transactions, repurchased a total of 37,787 shares of its Common Stock for total consideration of approximately $622,000 at prices ranging from $15.75 to $19.00 per share.  During 2013, the Company did not purchase any shares of its Common Stock.  During 2014, the Company, in two separate transactions, repurchased and retired a total of 400 shares of its Common Stock for total consideration of approximately $6,300 at prices ranging from $15.38 to $15.49 per share.  As of December 31, 2014, approximately $885,000 of the previously authorized amount was available for purchases.

Stock-Based Compensation Plans

The Company’s shareholders approved the 2005 Equity Incentive Plan (“2005 Plan”) in June 2005.  The Company’s shareholders have approved several amendments to the 2005 Plan to increase the number of authorized shares of Common Stock issuable under the 2005 Plan (i) from 300,000 shares to 425,000 shares in June 2007, (ii) from 425,000 shares to 625,000 shares in June 2009, (iii) from 625,000 shares to 775,000 shares in June 2012, and (iv) from 775,000 shares to 1,025,000 shares in June 2014.  The 2005 Plan provides for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants. The objectives of the 2005 Plan are to attract and retain the best personnel and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  As of December 31, 2014, there were 191,701 shares available for issuance under the 2005 Plan.  The exercise price of the stock options issued under the 2005 Plan is equal to the market price at the date of grant, or market price at the date of grant plus 10% for shareholders who own greater than 10% of the Company and receive incentive stock options. These stock options expire seven years, or five years for shareholders who own greater than 10% of the Company, from the date of the grant and vest annually over a service period ranging from three to five years.  The 2005 Plan is administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2005 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of December 31, 2014, there were 322,834 vested options and 263,999 unvested options under the 2005 Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2012	2013	2014

Expected life (1)	5.1	5.0	4.5
Risk-free interest rate (2)	0.88%	0.90%	1.45%
Expected volatility (3)	50%	50%	35%
Expected dividend yield	4.91%	5.05%	6.05%
Expected forfeiture (4)	1.26%	17.77%	18.32%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2012, 2013 and 2014, and changes during the years then ended, are presented below:

	Number of Options/ Warrants	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2011	410,689	$18.41	$10.20 - $21.85	4	$219
Granted	132,000	$17.97	$16.50 - $18.39
Exercised	(34,422)	$14.35	$10.20 - $17.61
Canceled	(30,500)	$17.61	$17.61 - $17.61

Balance at December 31, 2012	477,767	$18.63	$10.75 - $21.85	4.3	$223
Granted	89,000	$17.41	$17.25 - $18.95
Exercised	(53,501)	$18.27	$10.75 - $20.02
Canceled	(30,433)	$18.00	$15.22 - $20.02

Balance at December 31, 2013	482,833	$18.48	$10.75 - $21.85	3.9	$214
Granted	210,000	$14.75	$12.55 - $17.80
Exercised	(10,000)	$10.75	$10.75 - $10.75
Canceled	(96,000)	$18.30	$16.50 - $21.85

Balance at December 31, 2014	586,833	$17.36	$11.50 - $21.00	4.2	$197

Exercisable at December 31, 2012	224,437	$19.21	$10.75 - $21.85	3.1	$126

Exercisable at December 31, 2013	276,169	$18.95	$10.75 - $21.85	2.9	$152

Exercisable at December 31, 2014	322,834	$18.89	$11.50 - $21.00	2.4	$23

The weighted average grant date fair value of options granted was $5.16, $4.93 and $2.47 per option during the years ended December 31, 2012, 2013 and 2014, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2012, 2013 and 2014 were $0, $43,000 and $64,500, respectively. The associated income tax effect from stock options exercised during the years ended December 31, 2012, 2013 and 2014 was ($18,000), ($60,000) and $11,000, respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014 was $142,000, $165,000 and $67,000, respectively. As of December 31, 2014, there was approximately $411,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.51 years.

The following table summarizes information about the options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2014	Weighted Average Exercise Price

$10.93 — 13.11	77,667	6.4	$12.46	6,667	$11.50
13.12 — 15.29	21,000	0.1	15.22	21,000	15.22
15.30 — 17.48	176,000	5.9	16.11	33,001	16.53
17.49 — 19.66	129,000	4.6	18.25	79,000	18.34
19.67 — 21.85	183,166	1.9	20.24	183,166	20.24

$10.93 — 21.85	586,833	4.2	$17.36	322,834	$18.89

(8)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to five years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $4,303,217, $4,452,030 and $4,730,324 for the years ended December 31, 2012, 2013 and 2014, respectively.

Future minimum lease commitments for operating leases with remaining non-cancellable terms of one or more years are as follows:

Years ending December 31,
2015	$4,010,640
2016	3,414,483
2017	2,680,819
2018	2,013,527
2019	1,478,932
Thereafter	2,732,931

$16,331,332

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

During the quarter ended September 30, 2013, the Company remeasured and reduced the value of contingent liabilities by $196,000 and recognized this amount as other income for the quarter.  The $401,000 of contingent liabilities became payable as of September 30, 2013.  As of December 31, 2014, approximately $421,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Income tax expense for the years ended December 31, 2012, 2013 and 2014 consists of the following:

	2012	2013	2014
Current:
Federal	$(149,228)	$122,278	$(16,309)
State	(28,759)	34,115	34,829
	(177,987)	156,393	18,520
Deferred:
Federal	620,429	(28,857)	(357,224)
State	59,624	(5,576)	(64,081)
	680,053	(34,433)	(421,305)

Total income tax expense	$502,066	$121,960	$(402,785)

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2012	2013	2014

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	1.1	6.0	(0.5)
Share based compensation	3.5	3.5	(4.5)
Other	(3.3)	11.3	(0.5)
	38.4%	57.8%	31.5%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2013	2014

Deferred tax assets current:
Net operating loss carryforwards	$9,990	$337,980
Accruals not currently deductible	107,133	121,564
Allowance for doubtful accounts	155,400	155,400
	272,523	614,944
Deferred tax assets long-term:
Stock option compensation	421,066	485,961
	421,066	485,961
Deferred tax liabilities long-term:
Depreciation for tax over books	(917,812)	(1,073,349)
Contingent liabilities impairment	(158,730)	(158,730)
Intangible asset amortization for tax over books	(2,374,729)	(2,205,203)
	(3,451,271)	(3,437,282)
Net long-term deferred tax liability	(3,030,205)	(2,951,321)

Net deferred tax asset (liability)	$(2,757,682)	$(2,336,377)

The Company’s deferred tax assets are related to: accruals not currently deductible, allowance for doubtful accounts and stock option timing differences between book and tax and net operating loss carryforwards.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of cumulative tax depreciation and amortization expense exceeding book depreciation and amortization and contingent liabilities recorded in 2013 and 2014.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2012, 2013 and 2014, tax benefits associated with the exercise of stock options (increased) reduced taxes payable by approximately ($18,000), ($60,000) and $11,000, respectively, and increased (reduced) equity by the same amount.

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

As of December 31, 2014, the Company had federal and state income tax net operating loss (NOL) carryforwards of $913,000 and $700,000, respectively, which will begin to expire in 2033.

Under professional standards, the Company’s policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and regulations, revenue rulings, court decisions and other evidence.

At December 31, 2013 and 2014, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2013 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2010-2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

(10)	BENEFIT PLANS

Profit Sharing 401(k)/Stock Bonus Plan

The Company has a 401(k)/Stock Bonus Plan, which was established in 1997. Eligible employees may make voluntary contributions to the plan.  The Company matches 40% of the first 6% of each employee’s contribution.  The Company contributed $248,000, $253,000 and $230,000 towards the plan for the years ended December 31, 2012, 2013 and 2014, respectively.  In addition, the Company may make profit sharing contributions at its discretion in cash or in Common Stock of the Company. For the years ended December 31, 2012, 2013 and 2014, the Company did not make any profit sharing contributions.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2013 or 2014.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 by level within the fair value hierarchy:

	2013			2014
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance at January 1	$-	$-	$1,010,000	$-	$-	$421,000

Additions			-			-

Deletions			(393,000)			-

Revisions			(196,000)			-

Contingent Liabilities Balance at December 31			$421,000			$421,000

During the quarter ended September 30, 2013, the Company remeasured and reduced the value of contingent liabilities by $196,000 and recognized this amount as other income for the quarter.  The Company had $401,000 of contingent liabilities payable as of September 30, 2013 that were paid in October 2013.  As of December 31, 2014, approximately $421,000 of contingent liabilities were recorded on the consolidated balance sheets.

(12)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income/(Loss)	Net Income/(Loss) Per Share of Common Stock - Diluted
2012 quarter ended:
March 31, 2012	$16,199,687	$1,731,481	$308,794	$0.17
June 30, 2012	15,775,428	1,320,487	142,166	0.08
September 30, 2012	15,709,423	1,715,755	383,147	0.21
December 31, 2012	14,669,651	1,015,128	(26,843)	(0.01)

	$62,354,189	$5,782,851	$807,264	$0.44

2013 quarter ended:
March 31, 2013	$16,604,302	$1,573,553	$241,314	$0.13
June 30, 2013	16,436,292	1,648,484	179,560	0.10
September 30, 2013	16,061,071	1,001,951	955	-
December 31, 2013	15,004,209	674,484	(332,656)	(0.18)

	$64,105,874	$4,898,472	$89,173	$0.05

2014 quarter ended:
March 31, 2014	$16,806,398	$1,331,850	$49,331	$0.03
June 30, 2014	16,876,523	1,167,005	(59,241)	(0.03)
September 30, 2014	16,100,844	755,273	(402,688)	(0.22)
December 31, 2014	15,341,835	417,832	(511,036)	(0.27)

	$65,125,600	$3,671,960	$(923,634)	$(0.50)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2014.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2014 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2014 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2014 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2014 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2014 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2014 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets ‑ As of December 31, 2013 and 2014

Consolidated Statements of Operations ‑ Years ended December 31, 2012, 2013 and 2014

Consolidated Statements of Shareholders’ Equity Years ended December 31, 2012, 2013 and 2014

Consolidated Statements of Cash Flows ‑ Years ended December 31, 2012, 2013 and 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II ‑ Valuation and Qualifying Accounts ‑ Years Ended December 31, 2012, 2013 and 2014

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2015
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2015
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and	March 30, 2015
Dennis N. Genty	Treasurer (Principal Financial and Accounting Officer)

/s/ Brooks G. O’Neil	Director	March 30, 2015
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 30, 2015
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 30, 2015
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 30, 2015, (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Birner Dental Management Services, Inc., listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Birner Dental Management Services, Inc.'s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 30, 2015

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2014	$420,000	$-	$-	$420,000
2013	$303,910	$390,217	$274,127	$420,000
2012	$301,945	$579,419	$577,454	$303,910

(1)	Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document

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

10.4*
Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, as amended as of June 5, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities Exchange Commission on June 10, 2014.

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

10.26
Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.

10.43
Credit Agreement dated September 13, 2013 between the Registrant and Compass Bank, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 17, 2013.

10.44
Omnibus Amendment to Loan Documents, dated February 12, 2014, between the Registrant and Compass Bank, incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities Exchange Commission on March 28, 2014.

10.45
Second Omnibus Amendment to Loan Documents, dated August 8, 2014, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities Exchange Commission on August 13, 2014.

23†	Hein & Associates LLP consent dated March 30, 2015.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1††	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

††	Furnished with this Form 10-K.

*	Indicates a management contract or compensatory plan or arrangement.