Form 10-Q
period 2015-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2015-05-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400
DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 1, 2015
Common Stock, no par value	1,859,689

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2014	March 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$310,229	$440,128
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $390,000, respectively	3,185,136	3,706,957
Notes receivable	34,195	34,195
Deferred tax asset	614,944	553,013
Prepaid expenses and other assets	520,187	603,659

Total current assets	4,664,691	5,337,952

PROPERTY AND EQUIPMENT, net	11,258,025	10,491,671

OTHER NONCURRENT ASSETS:
Intangible assets, net	8,410,535	8,199,071
Deferred charges and other assets	160,853	158,553
Notes receivable	82,929	76,103

Total assets	$24,577,033	$24,263,350

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,912,162	$2,497,723
Accrued expenses	1,557,811	1,362,191
Accrued payroll and related expenses	2,511,953	2,894,548
Income taxes payable	6,638	195,896

Total current liabilities	6,988,564	6,950,358

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,951,321	2,665,652
Long-term debt	9,833,453	10,220,051
Other long-term obligations	1,046,633	1,044,461

Total liabilities	20,819,971	20,880,522

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,859,689 shares issued and outstanding	1,214,056	1,294,829
Retained earnings	2,543,006	2,087,999

Total shareholders' equity	3,757,062	3,382,828

Total liabilities and shareholders' equity	$24,577,033	$24,263,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2014		2015
REVENUE:
Dental practice revenue	$15,472,734		$15,388,974
Capitation revenue	1,333,664		1,198,550
	16,806,398		16,587,524

DIRECT EXPENSES:
Clinical salaries and benefits	9,893,366		9,944,817
Dental supplies	691,692		745,484
Laboratory fees	804,003		810,377
Occupancy	1,458,394		1,474,673
Advertising and marketing	229,925		160,887
Depreciation and amortization	967,263		1,109,871
General and administrative	1,429,905		1,257,765
	15,474,548		15,503,874

Contribution from dental offices	1,331,850		1,083,650

CORPORATE EXPENSES:
General and administrative	1,169,145	(1)	1,075,005 (1)
Depreciation and amortization	54,640		55,335

OPERATING INCOME/(LOSS)	108,065		(46,690)
Interest expense, net	27,194		28,516

INCOME/(LOSS) BEFORE INCOME TAXES	80,871		(75,206)
Income tax expense/(benefit)	31,540		(29,330)

NET INCOME/(LOSS)	$49,331		$(45,876)

Net income/(loss) per share of Common Stock - Basic	$0.03		$(0.02)

Net income/(loss) per share of Common Stock - Diluted	$0.03		$(0.02)

Cash dividends per share of Common Stock	$0.22		$0.22

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,854,455		1,859,689

Diluted	1,864,708		1,859,689

(1)
Corporate expenses - general and administrative includes $100,430 and $80,773 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2014 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2014	1,859,689	$1,214,056	$2,543,006	$3,757,062
Dividends declared on Common Stock	-	-	(409,131)	(409,131)
Stock-based compensation expense	-	80,773	-	80,773
Net loss	-	-	(45,876)	(45,876)

BALANCES, March 31, 2015	1,859,689	$1,294,829	$2,087,999	$3,382,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$49,331	$(45,876)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,021,903	1,165,206
Stock-based compensation expense	100,430	80,773
Provision for doubtful accounts	286,860	175,142
Benefit from deferred income taxes	(303,357)	(223,738)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(834,199)	(696,963)
Prepaid expenses and other assets	(333,957)	(83,472)
Deferred charges and other assets	-	2,300
Accounts payable	(562,054)	(414,439)
Accrued expenses	(70,283)	(195,620)
Accrued payroll and related expenses	541,643	382,595
Income taxes payable/(receivable)	469,081	189,258
Other long-term obligations	(27,522)	(2,172)
Net cash provided by operating activities	337,876	332,994

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,140,348)	(187,388)
Notes receivable	6,697	6,826
Net cash used in investing activities	(1,133,651)	(180,562)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	7,408,854	7,070,628
Repayments – line of credit	(6,445,916)	(6,684,030)
Proceeds from exercise of common stock options	64,500	-
Tax benefit of common stock options exercised	6,065	-
Common stock cash dividends	(407,565)	(409,131)
Net cash provided by (used in) financing activities	625,938	(22,533)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(169,837)	129,899
CASH AND CASH EQUIVALENTS, beginning of period	469,827	310,229
CASH AND CASH EQUIVALENTS, end of period	$299,990	$440,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2014	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$30,630	$35,925
Cash paid for income taxes	$9,750	$5,150
Cash received for income taxes	$150,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
                BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company maintains control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ''nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying condensed consolidated statements of operations reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment, and support personnel as required to operate the practices.

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

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2015.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $110,000 in principal amount was outstanding at March 31, 2015.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of March 31, 2015 or December 31, 2014.
.
Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $211,000 and $225,000 for the quarters ended March 31, 2015 and 2014, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended March 31, 2015 and 2014.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended March 31, 2015 and 2014 was approximately $81,000 and $100,000, respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2015 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended March 31, 2015 for the expected option term.

Index
Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In April 2015, the FASB voted to propose that ASU 2014-09 be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and can be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  If the FASB’s proposal is adopted, the Company plans to adopt ASU 2014-09 beginning January 1, 2018 and is currently evaluating the impact these changes will have on its condensed consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for fiscal years beginning after December 15, 2016.  ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In January 2015, the FASB issued new accounting guidance eliminating from current accounting guidance the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued an accounting update simplifying the presentation of debt issuance costs and requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update did not affect the recognition and measurement guidance for debt issuance costs. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

(3)	EARNINGS/(LOSS) PER SHARE

The Company calculates earnings/(loss) per share (“EPS”)  in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2014			2015
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$49,331	1,854,455	$0.03	$(45,876)	1,859,689	$(0.02)

Effect of Dilutive Stock Options	-	10,253	-	-	-	-

Diluted EPS	$49,331	1,864,708	$0.03	$(45,876)	1,859,689	$(0.02)

The difference in weighted average shares outstanding between basic EPS and diluted EPS for the quarter ended March 31, 2014 relates to the effect of 10,253 dilutive shares of the Company’s common stock (“Common Stock”) from stock options, which are included in total shares for the diluted earnings per share calculation.  For the quarters ended March 31, 2015 and 2014, options to purchase 478,935 and 386,681 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

Index
(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (as amended, “2005 Plan”) in June 2005.  The Company’s shareholders have approved several amendments to the 2005 Plan to increase the number of authorized shares of Common Stock issuable under the 2005 Plan (i) from 300,000 shares to 425,000 shares in June 2007, (ii) from 425,000 shares to 625,000 shares in June 2009, (iii) from 625,000 shares to 775,000 shares in June 2012, and (iv) from 775,000 shares to 1,025,000 shares in June 2014.  The 2005 Plan terminated on March 17, 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants. The objectives of the 2005 Plan were to attract and retain the best personnel and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  As of March 31, 2015, there were no shares available for issuance under the 2005 Plan due to the termination of the 2005 Plan on March 17, 2015.  The 2005 Plan was administered by a committee of two or more independent directors from the Company’s Board of Directors (the “Committee”). The Committee determined the eligible individuals to whom awards under the 2005 Plan were granted, as well as the time or times at which awards were granted, the number of shares subject to awards granted to any eligible individual, the life of any award, and any other terms and conditions of the awards in addition to those contained in the 2005 Plan. As of March 31, 2015, there were 250,334 vested options and 233,999 unvested options under the 2005 Plan.

A summary of option activity as of March 31, 2015, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2015	586,833	$17.36	$11.50 - $21.00	4.2	$197
Cancelled	(102,500)	$19.71	$15.22 - $21.00

Outstanding at March 31, 2015	484,333	$16.79	$11.50 - $19.75	4.8	$125

Exercisable at March 31, 2015	250,334	$18.48	$11.50 - $19.75	3.4	$16

No options were granted during the quarters ended March 31, 2015 and 2014.  As of March 31, 2015, there was approximately $338,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.47 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 10, 2014; April 11, 2014; July 11, 2014; October 10, 2014	$0.22
January 15, 2015; April 17, 2015

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of March 31, 2015, the Company’s LIBOR borrowing rate was 1.33% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At March 31, 2015, the Company had approximately $10.2 million LIBOR rate borrowings outstanding and approximately $1.8 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At March 31, 2015, the Company was in compliance with the Credit Facility covenants.

Index
(7)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended March 31, 2014 and 2015.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and March 31, 2015 by level within the fair value hierarchy:

	December 31, 2014 Fair Value Measurement Using			March 31, 2015 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$421,000	$-	-	$421,000

Index
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the development of de novo offices or acquisition of additional dental practices (“Offices”) and the successful integration of such Offices into the Company’s network, recruitment of additional dentists, funding of the Company’s expansion, capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes and other purposes.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2015 and 2014. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 67 Offices in Colorado, New Mexico and Arizona staffed by 76 general dentists and 37 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no changes to these policies since the filing of that report.

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

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 60 days old.  Patient accounts receivable that are over 120 days past due and that appear to not be collectible are written off as bad debt, and those in excess of $100 are sent to an outside collections agency.

Results of Operations

For the quarter ended March 31, 2015, revenue decreased $219,000, or 1.3%, to $16.6 million compared to $16.8 million for the quarter ended March 31, 2014.  For the quarter ended March 31, 2015, net income/(loss) decreased $95,000 to $(46,000), or $(0.02) per share, compared to $49,000, or $0.03 per share, for the quarter ended March 31, 2014.

The decrease in net income is attributable to substantial investments by the Company in capital projects resulting in increased depreciation expense and in personnel and their training.  The Company has yet to see revenue increases resulting from these investments.

During the quarter ended March 31, 2015, the Company generated $333,000 of cash from operations.  During this period, the Company had capital expenditures of approximately $187,000, paid dividends of approximately $409,000 and increased total bank debt by approximately $387,000.

The Company’s earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) decreased $31,000, or 2.5% to $1.2 million for the quarter ended March 31, 2015.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income/(loss) is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net and income tax expense/(benefit) to net income/(loss) as in the following table:

	Quarters Ended March 31,
	2014	2015
RECONCILIATION OF EBITDA:
Net income/(loss)	$49,331	$(45,876)
Add back:
Depreciation and amortization - Offices	967,263	1,109,871
Depreciation and amortization - Corporate	54,640	55,335
Stock-based compensation expense	100,430	80,773
Interest expense, net	27,194	28,516
Income tax expense/(benefit)	31,540	(29,330)

Adjusted EBITDA	$1,230,398	$1,199,289

Index
The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s condensed consolidated statements of operations. The information contained in the following table represents the historical results of the Company. The information that follows should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto contained elsewhere in this report.  Percentage amounts may not add due to rounding.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2014		2015

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	58.9%		60.0%
Dental supplies	4.1%		4.5%
Laboratory fees	4.8%		4.9%
Occupancy	8.7%		8.9%
Advertising and marketing	1.4%		1.0%
Depreciation and amortization	5.8%		6.7%
General and administrative	8.5%		7.6%
	92.1%		93.5%

Contribution from dental offices	7.9%		6.5%

Corporate Expenses:
General and administrative	7.0	%(1)	6.5	%(1)
Depreciation and amortization	0.3%		0.3%

Operating income/(loss)	0.6%		(0.3)%

Interest expense	0.2%		0.2%

Income/(loss) before income taxes	0.5%		(0.5)%
Income tax expense/(benefit)	0.2%		(0.2)%

Net income/(loss)	0.3%		(0.3)%

(1)
Corporate expenses - general and administrative includes $100,430 and $80,773 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2014 and 2015, respectively.

Index
Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014:

Revenue

For the quarter ended March 31, 2015, revenue decreased $219,000, or 1.3%, to $16.6 million compared to $16.8 million for the quarter ended March 31, 2014 due to dentist turnover.  Two de novo Offices, which opened during the second quarter of 2014 and the fourth quarter of 2014, accounted for $278,000 in revenue during the quarter ended March 31, 2015.

Direct expenses

Clinical salaries and benefits. For the quarters ended March 31, 2015 and 2014, clinical salaries and benefits remained essentially constant at $9.9 million.  As a percentage of revenue, clinical salaries and benefits increased to 60.0% for the quarter ended March 31, 2015 compared to 58.9% for the quarter ended March 31, 2014.

Dental supplies. For the quarter ended March 31, 2015, dental supplies increased to $745,000 compared to $692,000 for the quarter ended March 31, 2014, an increase of $54,000, or 7.8%.  Dental supplies increased $27,000 at the 65 Offices open during each full quarter while the two de novo Offices accounted for an additional $27,000 of dental supplies during the quarter ended March 31, 2015.  As a percentage of revenue, dental supplies increased to 4.5% for the quarter ended March 31, 2015 compared to 4.1% for the quarter ended March 31, 2014.

Laboratory fees. For the quarter ended March 31, 2015, laboratory fees increased to $810,000 compared to $804,000 for the quarter ended March 31, 2014, an increase of $6,000, or 0.8%.  The two de novo Offices accounted for $13,000 of laboratory fees during the quarter ended March 31, 2015, while laboratory fees decreased $7,000 at the 65 Offices open during each full quarter.  As a percentage of revenue, laboratory fees increased to 4.9% for the quarter ended March 31, 2015 compared to 4.8% for the quarter ended March 31, 2014.

Occupancy. For the quarters ended March 31, 2015 and 2014, occupancy expense remained essentially constant at $1.5 million.  As a percentage of revenue, occupancy expense increased to 8.9% for the quarter ended March 31, 2015 compared to 8.7% for the quarter ended March 31, 2014.

Advertising and marketing. For the quarter ended March 31, 2015, advertising and marketing expenses decreased to $161,000 compared to $230,000 for the quarter ended March 31, 2014, a decrease of $69,000, or 30.0%.  For the 65 Offices open during each full quarter, yellow page advertising expenses decreased $54,000 and internet advertising expenses decreased $25,000.  The two de novo Offices accounted for an additional $7,000 of advertising and marketing expenses during the quarter ended March 31, 2015.  As a percentage of revenue, advertising and marketing expenses decreased to 1.0% for the quarter ended March 31, 2015 compared to 1.4% for the quarter ended March 31, 2014.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended March 31, 2015, depreciation and amortization expenses attributable to the Offices increased to $1.1 million compared to $967,000 for the quarter ended March 31, 2014, an increase of $143,000, or 14.7%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  There was an increase of $74,000 in depreciation and amortization expenses attributable to the 65 Offices open during each full quarter.  Additionally, the two de novo Offices accounted for $69,000 of depreciation and amortization expenses during the quarter ended March 31, 2015.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.7% for the quarter ended March 31, 2015 compared to 5.8% for the quarter ended March 31, 2014.

General and administrative-Offices.  For the quarter ended March 31, 2015, general and administrative expenses attributable to the Offices decreased to $1.3 million compared to $1.4 million for the quarter ended March 31, 2014, a decrease of $172,000, or 12.0%.  The decrease in general and administrative expenses is attributable to decreases of $112,000 in bad debt expense, $22,000 in taxes and $16,000 in bio waste disposal at the 65 Offices open during each full quarter.  The two de novo Offices accounted for an increase of $21,000 of general and administrative expenses during the quarter ended March 31, 2015.  As a percentage of revenue, general and administrative expenses decreased to 7.6% for the quarter ended March 31, 2015 compared to 8.5% for the quarter ended March 31, 2014.

Index
Contribution from dental Offices

As a result of revenue decreasing $219,000 and direct expenses increasing $29,000 during the quarter ended March 31, 2015, contribution from dental Offices decreased $248,000, or 18.6%, to $1.1 million for the quarter ended March 31, 2015 compared to $1.3 million for the quarter ended March 31, 2014.  As a percentage of revenue, contribution from dental Offices decreased to 6.5% for the quarter ended March 31, 2015 compared to 7.9% for the quarter ended March 31, 2014.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2015, corporate expenses – general and administrative decreased to $1.1 million compared to $1.2 million for the quarter ended March 31, 2014, a decrease of $94,000, or 8.1%.  This decrease is attributable to a decrease of $150,000 in corporate wages, offset by increases of  $22,000 in professional fees and $16,000 in computer maintenance.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.5% for the quarter ended March 31, 2015 compared to 7.0% for the quarter ended March 31, 2014.

Corporate expenses - depreciation and amortization. For the quarters ended March 31, 2015 and 2014, corporate expenses - depreciation and amortization remained essentially constant at $55,000.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended March 31, 2015 and 2014.

Operating income/(loss)

As a result of the matters discussed above, the Company’s operating income/(loss) decreased by $155,000 to $(47,000) for the quarter ended March 31, 2015 compared to $108,000 for the quarter ended March 31, 2014.  As a percentage of revenue, operating income/(loss) decreased to (0.3%) for the quarter ended March 31, 2015 compared to 0.6% for the quarter ended March 31, 2014.

Interest expense, net

For the quarter ended March 31, 2015, interest expense increased to $29,000 compared to $27,000 for the quarter ended March 31, 2014, an increase of $2,000, or 4.9%.  As a percentage of revenue, interest expense remained constant at 0.2% for the quarters ended March 31, 2015 and 2014.

Net income/(loss)

As a result of the above, the Company’s net loss was $(46,000) for the quarter ended March 31, 2015 compared to net income of $49,000 for the quarter ended March 31, 2014, a decrease of $95,000.  Net loss for the quarter ended March 31, 2015 was net of income tax (benefit) of $(29,000), while net income for the quarter ended March 31, 2014 was net of income tax expense of $32,000.  The effective tax rate remained constant at 39.0% for the quarters ended March 31, 2015 and 2014.  As a percentage of revenue, net income/(loss) decreased to (0.3%) for the quarter ended March 31, 2015 compared to 0.3% for the quarter ended March 31, 2014.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of March 31, 2015, the Company had a working capital deficit of approximately $1.6 million, retained earnings of $2.1 million and a cash balance of $440,000.

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014 and August 8, 2014 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR rate plus 1.15% in effect from time to time at the Company’s option.  As of March 31, 2015, the Company’s LIBOR borrowing rate was 1.33% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At March 31, 2015, the Company had approximately $10.2 million LIBOR rate borrowings outstanding and approximately $1.8 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00 for the twelve months ending June 30, 2015, 2.05 to 1.00 for the year ending December 31, 2015, and 2.00 to 1.00 for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At March 31, 2015, the Company was in compliance with the Credit Facility covenants.

Index
Net cash provided by operating activities was approximately $333,000 and $338,000 for the quarters ended March 31, 2015 and 2014, respectively.  During the quarter ended March 31, 2015, excluding net income/(loss) and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in income taxes payable of approximately $189,000, offset by an increase in accounts receivable of approximately $697,000, a decrease in accounts payable and accrued expenses of approximately $227,000, an increase in prepaid expenses and other assets of approximately $83,000 and a decrease in other long-term obligations of approximately $2,000.   During the quarter ended March 31, 2014, excluding net income and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in income taxes payable of approximately $469,000, offset by an increase in accounts receivable of approximately $834,000, an increase in prepaid expenses and other assets of approximately $334,000, a decrease in accounts payable and accrued expenses of approximately $91,000 and a decrease in other long-term obligations of approximately $28,000.

Net cash used in investing activities was approximately $181,000 and $1.1 million for the quarters ended March 31, 2015 and 2014, respectively.  For the quarter ended March 31, 2015, the Company invested approximately $187,000 in capital expenditures, consisting primarily of maintenance capital expenditures, offset by a decrease in notes receivable of $7,000.  For the quarter ended March 31, 2014, the Company invested approximately $1.1 million in capital expenditures, including approximately $802,000 related to remodels and/or relocations of two of its Offices and $148,000 for a de novo Office that opened during the second quarter of 2014, offset by a decrease in notes receivable of $7,000.

Net cash used in financing activities was approximately $23,000 for the quarter ended March 31, 2015 and net cash provided by financing activities was approximately $626,000 for the quarter ended March 31, 2014.  During the quarter ended March 31, 2015, net cash used in financing activities was comprised of approximately $409,000 for the payment of dividends, offset by approximately $387,000 in advances under the Credit Facility.  During the quarter ended March 31, 2014, net cash provided by financing activities was comprised of approximately $963,000 in advances under the Credit Facility and $65,000 in proceeds from the exercise of Common Stock options, offset by approximately $408,000 for the payment of dividends.

As of March 31, 2015, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$10,220,051	$-	$10,220,051	$-	$-
Operating lease obligations	16,337,612	4,069,281	6,136,751	3,541,102	2,590,478
Total	$26,557,663	$4,069,281	$16,356,802	$3,541,102	$2,590,478

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

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2015.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period of January 1, 2015 through March 31, 2015.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of March 31, 2015, the dollar value of shares that may be purchased under the stock repurchase program was approximately $885,000.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 13, 2015	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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