Form 10-Q
period 2015-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2015-08-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of August 3, 2015
Common Stock, no par value	1,860,356

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2014	June 30, 2015
CURRENT ASSETS:
Cash and cash equivalents	$310,229	$428,460
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $390,000, respectively	3,185,136	3,464,695
Notes receivable	34,195	34,195
Deferred tax asset	614,944	479,507
Prepaid expenses and other assets	520,187	636,447

Total current assets	4,664,691	5,043,304

PROPERTY AND EQUIPMENT, net	11,258,025	10,031,613

OTHER NONCURRENT ASSETS:
Intangible assets, net	8,410,535	7,987,930
Deferred charges and other assets	160,853	158,403
Notes receivable	82,929	69,174

Total assets	$24,577,033	$23,290,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,912,162	$3,007,602
Accrued expenses	1,557,811	1,484,502
Accrued payroll and related expenses	2,511,953	2,774,311
Income taxes payable	6,638	266,281

Total current liabilities	6,988,564	7,532,696

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,951,321	2,415,002
Long-term debt	9,833,453	9,355,474
Other long-term obligations	1,046,633	1,024,559

Total liabilities	20,819,971	20,327,731

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,859,689 shares issued and outstanding	1,214,056	1,341,320
Retained earnings	2,543,006	1,621,373

Total shareholders' equity	3,757,062	2,962,693

Total liabilities and shareholders' equity	$24,577,033	$23,290,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
REVENUE:
Dental practice revenue	$15,571,178	$15,170,913	$31,043,913	$30,559,888
Capitation revenue	1,305,345	1,183,716	2,639,008	2,382,266
	16,876,523	16,354,629	33,682,921	32,942,154

DIRECT EXPENSES:
Clinical salaries and benefits	9,934,075	9,718,810	19,827,441	19,663,626
Dental supplies	761,999	753,716	1,453,692	1,499,200
Laboratory fees	892,775	854,796	1,696,778	1,665,173
Occupancy	1,459,529	1,437,852	2,917,923	2,912,525
Advertising and marketing	239,324	220,017	469,249	380,905
Depreciation and amortization	1,026,816	1,084,479	1,994,079	2,194,350
General and administrative	1,395,000	1,318,264	2,824,904	2,576,029
	15,709,518	15,387,934	31,184,066	30,891,808

Contribution from dental offices	1,167,005	966,695	2,498,855	2,050,346

CORPORATE EXPENSES:
General and administrative	1,179,881 (1)	982,334 (1)	2,349,025 (2)	2,057,340 (2)
Depreciation and amortization	56,655	56,573	111,294	111,908

OPERATING INCOME/(LOSS)	(69,531)	(72,212)	38,536	(118,902)
Interest expense, net	27,584	22,040	54,778	50,557

LOSS BEFORE INCOME TAXES	(97,115)	(94,252)	(16,242)	(169,459)
Income tax benefit	(37,874)	(36,759)	(6,334)	(66,089)

NET LOSS	$(59,241)	$(57,493)	$(9,908)	$(103,370)

Net loss per share of Common Stock - Basic	$(0.03)	$(0.03)	$(0.01)	$(0.06)

Net loss per share of Common Stock - Diluted	$(0.03)	$(0.03)	$(0.01)	$(0.06)

Cash dividends per share of Common Stock	$0.22	$0.22	$0.44	$0.44

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,089	1,859,689	1,857,288	1,859,689

Diluted	1,860,089	1,859,689	1,857,288	1,859,689

(1)	Corporate expense - general and administrative includes $69,606 and $46,491 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2014 and 2015, respectively.

(2)
Corporate expense - general and administrative includes $170,035 and $127,264 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2014 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2014	1,859,689	$1,214,056	$2,543,006	$3,757,062
Dividends declared on Common Stock	-	-	(818,263)	(818,263)
Stock-based compensation expense	-	127,264	-	127,264
Net loss	-	-	(103,370)	(103,370)

BALANCES, June 30, 2015	1,859,689	$1,341,320	$1,621,373	$2,962,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,908)	$(103,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,105,373	2,306,258
Stock-based compensation expense	170,035	127,264
Provision for doubtful accounts	488,666	357,662
Provision for (benefit from) deferred income taxes	(556,212)	(400,882)
Changes in assets and liabilities
Accounts receivable	(896,474)	(637,221)
Prepaid expenses and other assets	(286,346)	(116,260)
Deferred charges and other assets	-	2,450
Accounts payable	768,877	95,440
Accrued expenses	(25,750)	(73,309)
Accrued payroll and related expenses	456,508	262,358
Income taxes payable/(receivable)	678,916	259,643
Other long-term obligations	5,195	(22,074)
Net cash provided by operating activities	2,898,880	2,057,959

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(3,129,646)	(657,241)
Notes receivable	13,223	13,755
Net cash used in investing activities	(3,116,423)	(643,486)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	14,195,179	14,079,326
Repayments – line of credit	(13,706,390)	(14,557,305)
Proceeds from exercise of Common Stock options	64,500	-
Tax benefit (expense) of Common Stock options exercised	11,211	-
Common Stock cash dividends	(816,784)	(818,263)
Net cash used in financing activities	(252,284)	(1,296,242)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(469,827)	118,231
CASH AND CASH EQUIVALENTS, beginning of period	469,827	310,229
CASH AND CASH EQUIVALENTS, end of period	$-	$428,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$62,844	$70,890
Cash paid for income taxes	$9,750	$5,150
Cash received for income taxes	$150,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2015.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $103,000 in principal amount was outstanding at June 30, 2015.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of June 30, 2015 or December 31, 2014.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $211,000 and $225,000 for the quarters ended June 30, 2015 and 2014, respectively.  Amortization was approximately $423,000 and $450,000 for the six months ended June 30, 2015 and 2014, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended June 30, 2015 and 2014.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended June 30, 2015 and 2014 was approximately $46,000 and $70,000 respectively, related to stock options.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 was approximately $127,000 and $170,000 respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2015 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended June 30, 2015 for the expected option term.

Index
Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In July 2015, the FASB voted to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and is currently evaluating the impact these changes will have on its condensed consolidated financial statements.

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

(3)	EARNINGS/(LOSS) PER SHARE

The Company calculates earnings/(loss) per share (“EPS”) in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2014			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(59,241)	1,860,089	$(0.03)	$(57,493)	1,859,689	$(0.03)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(59,241)	1,860,089	$(0.03)	$(57,493)	1,859,689	$(0.03)

For the quarters ended June 30, 2015 and 2014, options to purchase 460,445 and 396,012 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

Index
	Six Months Ended June 30,
	2014			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(9,908)	1,857,288	$(0.01)	$(103,370)	1,859,689	$(0.06)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(9,908)	1,857,288	$(0.01)	$(103,370)	1,859,689	$(0.06)

For the six months ended June 30, 2015 and 2014, options to purchase 460,697 and 397,341 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (as amended, “2005 Plan”) in June 2005.  The 2005 Plan terminated on March 17, 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of June 30, 2015, there were no shares available for issuance under the 2005 Plan due to the termination of the 2005 Plan on March 17, 2015.  As of June 30, 2015, there were 262,333 vested options and 204,000 unvested options granted under the 2005 Plan which remained outstanding in accordance with their terms.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) on June 9, 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  As of June 30, 2015, there were 200,000 shares available for issuance under the 2015 Plan.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of June 30, 2015, no equity awards were granted under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
Valuation Assumptions	2014	2015 (5)	2014	2015 (5)

Expected life (1)	5.00	-	5.00	-
Risk-free interest rate (2)	1.50%	-	1.50%	-
Expected volatility (3)	37%	-	37%	-
Expected dividend yield	4.94%	-	4.94%	-
Expected forfeiture (4)	20.00%	-	20.00%	-

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.
(5) The Company did not issue any options during the quarter and six months ended June 30, 2015.

A summary of option activity as of June 30, 2015, and changes during the six months then ended, is presented below:

	Number of Options	Weighted-Average Exercise Price	Range of Exercise Prices	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2015	586,833	$17.36	$11.50 - $21.00	4.2	$197
Cancelled	(120,500)	$19.01	$12.55 - $21.00

Outstanding at June 30, 2015	466,333	$16.86	$11.50 - $19.75	4.5	$42

Exercisable at June 30, 2015	262,333	$18.42	$11.50 - $19.75	3.2	$10

The weighted average grant date fair values of options granted was $3.62 per share during the six months ended June 30, 2014.  Net cash proceeds from the exercise of stock options during the six months ended June 30, 2014 was approximately $65,000.  The associated income tax effect from stock options exercised during the six months ended June 30, 2014 was approximately $11,000.  As of the date of exercise, the total intrinsic value of options exercised during the six months ended June 30, 2014 was approximately $67,000.  As of June 30, 2015, there was approximately $269,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.27 years.

Index
(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 10, 2014; April 11, 2014; July 11, 2014; October 10, 2014	$0.22
January 15, 2015; April 17, 2015; July 17, 2015

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014, August 8, 2014 and August 12, 2015 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR plus 1.40% (increased from 1.15% by the August 12, 2015 amendment) in effect from time to time at the Company’s option.  As of June 30, 2015, the Company’s LIBOR borrowing rate was 1.34% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At June 30, 2015, the Company had approximately $9.4 million LIBOR rate borrowings outstanding and approximately $2.6 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00 for the twelve months ended June 30, 2015, 3.00 to 1.00 (increased from 2.05 to 1.00 by the August 12, 2015 amendment) for the year ending December 31, 2015, and 2.50 to 1.00 (increased from 2.00 to 1.00 by the August 12, 2015 amendment) for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.

As of June 30, 2015, the Company’s debt-to-EBITDA ratio was 2.32 to 1.00, which exceeded the required covenant ratio of 2.15 to 1.00.  On August 12, 2015, the Company received a waiver from Compass Bank for this covenant violation.  As of June 30, 2015, the Company was in compliance with the fixed charge coverage ratio covenant.

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

Index
Level 1:	Quoted prices are available in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended June 30, 2015 and 2014.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and June 30, 2015 by level within the fair value hierarchy:

	December 31, 2014 Fair Value Measurement Using			June 30, 2015 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$421,000	$-	-	$421,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of June 30, 2015, approximately $421,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Index
General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2015 and 2014. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 67 Offices in Colorado, New Mexico and Arizona staffed by 70 general dentists and 35 specialists.  The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Index
Results of Operations

For the quarter ended June 30, 2015, revenue decreased $522,000, or 3.1%, to $16.4 million compared to $16.9 million for the quarter ended June 30, 2014.  For the quarter ended June 30, 2015, net loss decreased $2,000 to $(57,000), or $(0.03) per share, compared to $(59,000), or $(0.03) per share, for the quarter ended June 30, 2014.

For the six months ended June 30, 2015, revenue decreased $741,000, or 2.2%, to $32.9 million compared to $33.7 million for the six months ended June 30, 2014.  For the six months ended June 30, 2015, net loss increased $93,000 to $(103,000), or $(0.06) per share, compared to $(10,000), or $(0.01) per share, for the six months ended June 30, 2014.

The increase in net loss for the six months ended June 30, 2015 is attributable to the decline in revenue as well as substantial investments by the Company in capital projects resulting in increased depreciation expense and in office personnel, including dentists and their training.  The Company has yet to see revenue increases resulting from these investments.

During the first six months of 2015, the Company generated $2.1 million of cash from operations.  During this period, the Company had capital expenditures of approximately $657,000, paid dividends of approximately $818,000 and decreased total bank debt by approximately $478,000.

The Company’s earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) remained constant at $2.3 million for the six months ended June 30, 2015 and 2014.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income/(loss) is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net and income tax expense/(benefit) to net income/(loss) as in the following table:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(59,241)	$(57,493)	$(9,908)	$(103,370)
Add back:
Depreciation and amortization - Offices	1,026,816	1,084,479	1,994,079	2,194,350
Depreciation and amortization - Corporate	56,655	56,573	111,294	111,908
Stock-based compensation expense	69,606	46,491	170,035	127,264
Interest expense, net	27,584	22,040	54,778	50,557
Income tax benefit	(37,874)	(36,759)	(6,334)	(66,089)

Adjusted EBITDA	$1,083,546	$1,115,331	$2,313,944	$2,314,620

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,				Six Months Ended June 30,
	2014		2015		2014		2015

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	58.9%		59.4%		58.9%		59.7%
Dental supplies	4.5%		4.6%		4.3%		4.6%
Laboratory fees	5.3%		5.2%		5.0%		5.1%
Occupancy	8.6%		8.8%		8.7%		8.8%
Advertising and marketing	1.4%		1.3%		1.4%		1.2%
Depreciation and amortization	6.1%		6.6%		5.9%		6.7%
General and administrative	8.3%		8.1%		8.4%		7.8%
	93.1%		94.1%		92.6%		93.8%

Contribution from dental offices	6.9%		5.9%		7.4%		6.2%

CORPORATE EXPENSES:
General and administrative	7.0	%(1)	6.0	%(1)	7.0	%(2)	6.2	%(2)
Depreciation and amortization	0.3%		0.3%		0.3%		0.3%

OPERATING INCOME/(LOSS)	(0.4)%		(0.4)%		0.1%		(0.4)%
Interest expense	0.2%		1.0%		0.2%		0.2%

INCOME/(LOSS) BEFORE INCOME TAXES	(0.6)%		(0.6)%		0.0%		(0.5)%
Income tax benefit	(0.2)%		(0.2)%		0.0%		(0.2)%

NET LOSS	(0.4)%		(0.4)%		0.0%		(0.3)%

(1)	Corporate expense - general and administrative includes $69,606 and $46,491 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2014 and 2015, respectively.

(2)
Corporate expense - general and administrative includes $170,035 and $127,264 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2014 and 2015, respectively.

Index
Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014:

Revenue

For the quarter ended June 30, 2015, revenue decreased $522,000, or 3.1%, to $16.4 million compared to $16.9 million for the quarter ended June 30, 2014 due to dentist turnover.  Two de novo Offices, which opened during the second quarter of 2014 and the fourth quarter of 2014, accounted for an increase of $244,000 in revenue during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2015, clinical salaries and benefits decreased to $9.7 million compared to $9.9 million for the quarter ended June 30, 2014, a decrease of $215,000, or 2.2%.  Clinical salaries and benefits decreased $370,000 at the 65 Offices open during each full quarter while the two de novo Offices accounted for an additional $155,000 of clinical salaries and benefits during the quarter ended June 30, 2015.  As a percentage of revenue, clinical salaries and benefits increased to 59.4% for the quarter ended June 30, 2015 compared to 58.9% for the quarter ended June 30, 2014.

Dental supplies. For the quarter ended June 30, 2015, dental supplies decreased to $754,000 compared to $762,000 for the quarter ended June 30, 2014, a decrease of $8,000, or 1.1%.  Dental supplies decreased $30,000 at the 65 Offices open during each full quarter while the two de novo Offices accounted for an additional $22,000 of dental supplies during the quarter ended June 30, 2015.  As a percentage of revenue, dental supplies increased to 4.6% for the quarter ended June 30, 2015 compared to 4.5% for the quarter ended June 30, 2014.

Laboratory fees. For the quarter ended June 30, 2015, laboratory fees decreased to $855,000 compared to $893,000 for the quarter ended June 30, 2014, a decrease of $38,000, or 4.3%.  Laboratory fees decreased $56,000 at the 65 Offices open during each full quarter while the two de novo Offices accounted for an additional $18,000 of laboratory fees during the quarter ended June 30, 2015.   As a percentage of revenue, laboratory fees decreased to 5.2% for the quarter ended June 30, 2015 compared to 5.3% for the quarter ended June 30, 2014.

Occupancy. For the quarter ended June 30, 2015, occupancy expense decreased to $1.4 million compared to $1.5 million for the quarter ended June 30, 2014, a decrease of $22,000, or 1.5%.  Occupancy expense decreased $83,000 at the 65 Offices open during each full quarter while the two de novo Offices accounted for an additional $62,000 of occupancy expense during the quarter ended June 30, 2015.   As a percentage of revenue, occupancy expense increased to 8.8% for the quarter ended June 30, 2015 compared to 8.6% for the quarter ended June 30, 2014.

Advertising and marketing. For the quarter ended June 30, 2015, advertising and marketing expenses decreased to $220,000 compared to $239,000 for the quarter ended June 30, 2014, a decrease of $19,000, or 8.1%.  For the 65 Offices open during each full quarter, yellow page advertising expenses decreased $62,000, internet advertising expenses decreased $22,000 and television advertising expenses increased $47,000.  The two de novo Offices accounted for an additional $1,000 of advertising and marketing expenses during the quarter ended June 30, 2015.  As a percentage of revenue, advertising and marketing expenses decreased to 1.3% for the quarter ended June 30, 2015 compared to 1.4% for the quarter ended June 30, 2014.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended June 30, 2015, depreciation and amortization expenses attributable to the Offices increased to $1.1 million compared to $1.0 million for the quarter ended June 30, 2014, an increase of $58,000, or 5.6%.  The increase in depreciation and amortization expenses is primarily attributable to the two de novo Offices, which accounted for $58,000 of depreciation and amortization expenses during the quarter ended June 30, 2015.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.6% for the quarter ended June 30, 2015 compared to 6.1% for the quarter ended June 30, 2014.

General and administrative-Offices.  For the quarter ended June 30, 2015, general and administrative expenses attributable to the Offices decreased to $1.3 million compared to $1.4 million for the quarter ended June 30, 2014, a decrease of $77,000, or 5.5%.  The decrease in general and administrative expenses is attributable to decreases of $41,000 in professional fees and $24,000 in office supplies at the 65 Offices open during each full quarter.  The two de novo Offices accounted for an increase of $2,000 of general and administrative expenses during the quarter ended June 30, 2015.  As a percentage of revenue, general and administrative expenses decreased to 8.1% for the quarter ended June 30, 2015 compared to 8.3% for the quarter ended June 30, 2014.

Index
Contribution from dental Offices

As a result of revenue decreasing $522,000 and direct expenses decreasing $322,000 during the quarter ended June 30, 2015, contribution from dental Offices decreased $200,000 or 17.2%, to $967,000 for the quarter ended June 30, 2015 compared to $1.2 million for the quarter ended June 30, 2014.  As a percentage of revenue, contribution from dental Offices decreased to 5.9% for the quarter ended June 30, 2015 compared to 6.9% for the quarter ended June 30, 2014.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended June 30, 2015, corporate expenses – general and administrative decreased to $982,000 compared to $1.2 million for the quarter ended June 30, 2014, a decrease of $198,000, or 16.7%.  This decrease is attributable to a decrease of $134,000 in corporate wages, $23,000 related to stock-based compensation pursuant to ASC Topic 718, $19,000 in health insurance and $18,000 in meetings and seminars.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.0% for the quarter ended June 30, 2015 compared to 7.0% for the quarter ended June 30, 2014.

Corporate expenses - depreciation and amortization. For the quarters ended June 30, 2015 and 2014, corporate expenses - depreciation and amortization remained constant at $57,000.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the quarters ended June 30, 2015 and 2014.

Operating income/(loss)

As a result of the matters discussed above, the Company’s operating income/(loss) decreased by $2,000 to $(72,000) for the quarter ended June 30, 2015 compared to $(70,000) for the quarter ended June 30, 2014.  As a percentage of revenue, operating income/(loss) remained constant at (0.4)% for the quarters ended June 30, 2015 and 2014.

Interest expense, net

For the quarter ended June 30, 2015, interest expense decreased to $22,000 compared to $28,000 for the quarter ended June 30, 2014, a decrease of $6,000, or 20.1%.  As a percentage of revenue, interest expense decreased to 0.1% for the quarter ended June 30, 2015 compared to 0.2% for the quarter ended June 30, 2014.

Net loss

As a result of the above, the Company’s net loss was $(57,000) for the quarter ended June 30, 2015 compared to net loss of $(59,000) for the quarter ended June 30, 2014, a decrease of $2,000.  Net loss for the quarter ended June 30, 2015 was net of income tax benefit of $(37,000), while net loss for the quarter ended June 30, 2014 was net of income tax benefit of $(38,000).  The effective tax rate remained constant at 39.0% for the quarters ended June 30, 2015 and 2014.  As a percentage of revenue, net loss remained constant at (0.4)% for the quarters ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014:

Revenue

For the six months ended June 30, 2015, revenue decreased $741,000, or 2.2%, to $32.9 million compared to $33.7 million for the six months ended June 30, 2014.  The two de novo Offices, which opened during the second quarter of 2014 and the fourth quarter of 2014, accounted for an increase of $521,000 in revenue during the six months ended June 30, 2015.

Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2015, clinical salaries and benefits decreased $164,000, or 0.8%, to $19.7 million compared to $19.8 million for the six months ended June 30, 2014.  Clinical salaries and benefits decreased $519,000 at the 65 Offices open during each full six month period while the two de novo Offices accounted for an additional $355,000 of clinical salaries and benefits during the six months ended June 30, 2015.  As a percentage of revenue, clinical salaries and benefits increased to 59.7% for the six months ended June 30, 2015 compared to 58.9% for the six months ended June 30, 2014.

Index
Dental supplies. For the six months ended June 30, 2015, dental supplies increased $46,000 to $1.5 million.  Dental supplies decreased $3,000 at the 65 Offices open during each full six months while the two de novo Offices accounted for an additional $49,000 of dental supplies for the six months ended June 30, 2015.  As a percentage of revenue, dental supplies increased to 4.6% for the six months ended June 30, 2015 compared to 4.3% for the six months ended June 30, 2014.

Laboratory fees. For the six months ended June 30, 2015, laboratory fees decreased $32,000 to $1.7 million.   Laboratory fees decreased $64,000 at the 65 Offices open during each full six months while the two de novo Offices accounted for an additional $32,000 of laboratory fees for the six months ended June 30, 2015.  As a percentage of revenue, laboratory fees increased to 5.1% for the six months ended June 30, 2015 compared to 5.0% for the six months ended June 30, 2014.

Occupancy. For the six months ended June 30, 2015, occupancy expense decreased $5,000 to $2.9 million.  Occupancy expense decreased $139,000 at the 65 Offices open during each full six months while the two de novo Offices accounted for an additional $134,000 for the six months ended June 30, 2015.  As a percentage of revenue, occupancy expense increased to 8.8% for the six months ended June 30, 2015 compared to 8.7% for the six months ended June 30, 2014.

Advertising and marketing. For the six months ended June 30, 2015, advertising and marketing expense decreased to $381,000 compared to $469,000 for the six months ended June 30, 2014, a decrease of $88,000 or 18.8%.  For the 65 Offices open during each full six month period, yellow page advertising expenses decreased $116,000, internet advertising expenses decreased $47,000 and television advertising expenses increased $47,000.  The two de novo Offices accounted for an additional $9,000 of advertising and marketing expenses during the six months ended June 30, 2015.  As a percentage of revenue, advertising and marketing expense decreased to 1.2% for the six months ended June 30, 2015 compared to 1.4% for the six months ended June 30, 2014.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the six months ended June 30, 2015, depreciation and amortization expenses attributable to the Offices increased to $2.2 million compared to $2.0 million for the six months ended June 30, 2014, an increase of $200,000 or 10.0%.  The increase in depreciation and amortization expenses is primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 2.  The two de novo Offices accounted for an additional $127,000 of depreciation and amortization expenses during the six months ended June 30, 2015 while depreciation and amortization expenses at the 65 Offices open during each full six month period increased $73,000.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.7% for the six months ended June 30, 2015 compared to 5.9% for the six months ended June 30, 2014.

General and administrative-Offices.  For the six months ended June 30, 2015, general and administrative expenses attributable to the Offices decreased to $2.6 million compared to $2.8 million for the six months ended June 30, 2014, a decrease of $249,000 or 8.8%.  The decrease in general and administrative expenses is attributable to decreases of $131,000 in bad debt expense, $48,000 in professional fees, $34,000 in office supplies and $24,000 in taxes at the 65 Offices open during each full six month period.  Additionally, the two de novo Offices accounted for $23,000 of general and administrative expenses during the six months ended June 30, 2015.  As a percentage of revenue, general and administrative expenses decreased to 7.8% for the six months ended June 30, 2015 compared to 8.4% for the six months ended June 30, 2014.

Contribution from dental Offices

As a result of revenue decreasing $741,000 and direct expenses decreasing $292,000 during the six months ended June 30, 2015, contribution from dental Offices decreased to $2.1 million for the six months ended June 30, 2015 compared to $2.5 million for the six months ended June 30, 2014, a decrease of $449,000 or 17.9%. As a percentage of revenue, contribution from dental Offices decreased to 6.2% for the six months ended June 30, 2015 compared to 7.4% for the six months ended June 30, 2014.

Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2015, corporate expenses – general and administrative decreased to $2.1 million compared to $2.3 million for the six months ended June 30, 2014, a decrease of $292,000 or 12.4%.  The most significant portion of the change is attributable to decreases of $283,000 in corporate wages and $43,000 related to stock-based compensation pursuant to ASC Topic 718, offset by an increase of $24,000 in professional fees.  As a percentage of revenue, corporate expenses - general and administrative decreased to 6.2% for the six months ended June 30, 2015 compared to 7.0% for the six months ended June 30, 2014.

Index
Corporate expenses - depreciation and amortization. For the six months ended June 30, 2015 and 2014, corporate expenses - depreciation and amortization remained constant at $111,000.  As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.3% for the six months ended June 30, 2015 and 2014.

Operating income/(loss)

As a result of the decrease in contribution from dental Offices and the decrease in corporate expenses discussed above, the Company’s operating income decreased by $157,000 to $(119,000) for the six months ended June 30, 2015 compared to $39,000 for the six months ended June 30, 2014.  As a percentage of revenue, operating income/(loss) decreased to (0.4)% for the six months ended June 30, 2015 compared to 0.1% for the six months ended June 30, 2014.

Interest expense, net

For the six months ended June 30, 2015, interest expense, net decreased to $51,000 compared to $55,000 for the six months ended June 30, 2014, a decrease of $4,000 or 7.7%.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the six months ended June 30, 2015 and 2014.

Net loss

As a result of the above, the Company’s net loss was $(103,000) for the six months ended June 30, 2015 compared to net loss of $(10,000) for the six months ended June 30, 2014, an increase of $93,000.  As a percentage of revenue, net loss decreased to (0.3)% for the six months ended June 30, 2015 compared to 0.0% for the six months ended June 30, 2014.  Net loss for the six months ended June 30, 2015 was net of income tax benefit of $(66,000), while net loss for the six months ended June 30, 2014 was net of income tax benefit of $(6,000). The effective tax rate was constant at 39.0% for the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of June 30, 2015, the Company had a working capital deficit of approximately $2.5 million, retained earnings of $1.6 million and a cash balance of $428,000.

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014, August 8, 2014 and August 12, 2015 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR plus 1.40% (increased from 1.15% by the August 12, 2015 amendment) in effect from time to time at the Company’s option.  As of June 30, 2015, the Company’s LIBOR borrowing rate was 1.34% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At June 30, 2015, the Company had approximately $9.4 million LIBOR rate borrowings outstanding and approximately $2.6 million available for borrowing under the Credit Facility.  The loan matures on September 13, 2016.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 2.15 to 1.00 for the twelve months ended June 30, 2015, 3.00 to 1.00 (increased from 2.05 to 1.00 by the August 12, 2015 amendment) for the year ending December 31, 2015, and 2.50 to 1.00 (increased from 2.00 to 1.00 by the August 12, 2015 amendment) for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.

As of June 30, 2015, the Company’s debt-to-EBITDA ratio was 2.32 to 1.00, which exceeded the required covenant ratio of 2.15 to 1.00.  On August 12, 2015, the Company received a waiver from Compass Bank for this covenant violation.  As of June 30, 2015, the Company was in compliance with the fixed charge coverage ratio covenant.

Net cash provided by operating activities was approximately $2.1 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in accounts payable and accrued expenses of approximately $284,000 and an increase in income taxes payable of approximately $260,000, offset by an increase in accounts receivable of approximately $637,000, an increase in prepaid expenses and other assets of approximately $116,000 and a decrease in other long-term obligations of approximately $22,000.  During the six months ended June 30, 2014, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of increases of approximately $1.2 million in accounts payable and accrued expenses and $679,000 in income taxes payable, offset by increases of approximately $896,000 in accounts receivable and $286,000 in prepaid expenses and other assets.

Index
Net cash used in investing activities was approximately $643,000 and $3.1 million for the six months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015, the Company invested approximately $657,000 in capital expenditures, including approximately $316,000 for a de novo Office expected to open in the third quarter of 2015, offset by a decrease in notes receivable of $14,000.  For the six months ended June 30, 2014, the Company invested approximately $3.1 million in capital expenditures, including approximately $1.6 million related to remodels and/or relocations of three of its Offices, $603,000 for a de novo Office that opened during the second quarter of 2014 and $546,000 related to four Offices that were converted to digital radiography, offset by a decrease in notes receivable of $13,000.

Net cash used in financing activities was approximately $1.3 million and $252,000 for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015, net cash used in financing activities was comprised of approximately $818,000 for the payment of dividends and $478,000 used to pay down the Credit Facility.  During the six months ended June 30, 2014, net cash used in financing activities was comprised of approximately $817,000 for the payment of dividends, offset by approximately $489,000 in advances under the Credit Facility, $65,000 in proceeds from the exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised.

As of June 30, 2015, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Debt obligations	$9,355,474	$-	$9,355,474	$-	$-
Operating lease obligations	15,476,274	4,009,116	5,837,621	3,214,578	2,414,959
Total	$24,831,748	$4,009,116	$15,193,095	$3,214,578	$2,414,959

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2015.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period of April 1, 2015 through June 30, 2015.  The Company’s stock repurchase program has been ongoing for more than ten years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of June 30, 2015, the dollar value of shares that may be purchased under the stock repurchase program was approximately $885,000.

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

10.1
Birner Dental Management Services, Inc. 2015 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Amendment No. 1 to Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on May 7, 2015.

10.2	Third Omnibus Amendment to Loan Documents, dated August 12, 2015, between the Company and Compass Bank.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 14, 2015	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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

10.1
Birner Dental Management Services, Inc. 2015 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Amendment No. 1 to Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on May 7, 2015.

10.2	Third Omnibus Amendment to Loan Documents, dated August 12, 2015, between the Company and Compass Bank.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Furnished herewith.