Form 10-Q
period 2015-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2015-11-12
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 3, 2015
Common Stock, no par value	1,861,106

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2014	September 30, 2015
CURRENT ASSETS:
Cash and cash equivalents	$310,229	$314,889
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $390,000, respectively	3,185,136	3,356,104
Notes receivable	34,195	34,195
Deferred tax asset	614,944	384,333
Prepaid expenses and other assets	520,187	656,173

Total current assets	4,664,691	4,745,694

PROPERTY AND EQUIPMENT, net	11,258,025	10,080,912

OTHER NONCURRENT ASSETS:
Intangible assets, net	8,410,535	7,776,789
Deferred charges and other assets	160,853	158,403
Notes receivable	82,929	62,141

Total assets	$24,577,033	$22,823,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,912,162	$2,786,929
Accrued expenses	1,557,811	1,478,557
Accrued payroll and related expenses	2,511,953	2,419,739
Income taxes payable	6,638	240,284
Current maturities of long-term debt	-	10,397,795

Total current liabilities	6,988,564	17,323,304

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,951,321	2,147,109
Long-term debt	9,833,453	-
Other long-term obligations	1,046,633	981,802

Total liabilities	20,819,971	20,452,215

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized;1,859,689 and 1,861,106 shares issued and outstanding, respectively	1,214,056	1,386,427
Retained earnings	2,543,006	985,297

Total shareholders' equity	3,757,062	2,371,724

Total liabilities and shareholders' equity	$24,577,033	$22,823,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
REVENUE:
Dental practice revenue	$14,823,803	$14,681,849	$45,867,717	$45,241,736
Capitation revenue	1,277,041	1,170,907	3,916,049	3,553,173
	16,100,844	15,852,756	49,783,766	48,794,909

DIRECT EXPENSES:
Clinical salaries and benefits	9,643,784	9,491,411	29,471,225	29,155,036
Dental supplies	776,431	762,736	2,230,122	2,261,936
Laboratory fees	797,007	851,678	2,493,786	2,516,851
Occupancy	1,511,804	1,514,141	4,429,726	4,426,666
Advertising and marketing	209,061	326,756	678,310	707,661
Depreciation and amortization	1,103,335	1,061,157	3,097,413	3,255,507
General and administrative	1,304,149	1,350,066	4,129,054	3,926,094
	15,345,571	15,357,945	46,529,636	46,249,751

Contribution from dental offices	755,273	494,811	3,254,130	2,545,158

CORPORATE EXPENSES:
General and administrative	1,327,993 (1)	779,585 (1)	3,677,019 (2)	2,836,925 (2)
Depreciation and amortization	56,132	62,616	167,426	174,524

OPERATING LOSS	(628,852)	(347,390)	(590,315)	(466,291)
Interest expense, net	31,293	24,143	86,072	74,700

LOSS BEFORE INCOME TAXES	(660,145)	(371,533)	(676,387)	(540,991)
Income tax benefit	(257,457)	(144,897)	(263,791)	(210,986)

NET LOSS	$(402,688)	$(226,636)	$(412,596)	$(330,005)

Net loss per share of Common Stock - Basic	$(0.22)	$(0.12)	$(0.22)	$(0.18)

Net loss per share of Common Stock - Diluted	$(0.22)	$(0.12)	$(0.22)	$(0.18)

Cash dividends per share of Common Stock	$0.22	$0.22	$0.66	$0.66

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,089	1,860,482	1,858,232	1,859,956

Diluted	1,860,089	1,860,482	1,858,232	1,859,956

(1)	Corporate expense - general and administrative includes $62,765 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the quarter ended September 30, 2014 and $42,075 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2015.
(2)	Corporate expense - general and administrative includes $232,800 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the nine months ended September 30, 2014 and $169,338 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2014	1,859,689	$1,214,056	$2,543,006	$3,757,062
Common Stock options exercised	1,417	7,671	-	7,671
Tax expense of Common Stock options exercised	-	(4,638)	-	(4,638)
Dividends declared on Common Stock	-	-	(1,227,704)	(1,227,704)
Stock-based compensation expense	-	169,338	-	169,338
Net loss	-	-	(330,005)	(330,005)

BALANCES, September 30, 2015	1,861,106	$1,386,427	$985,297	$2,371,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(412,596)	$(330,005)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,264,839	3,430,031
Stock-based compensation expense	232,800	169,338
Provision for doubtful accounts	688,789	568,820
Provision for (benefit from) deferred income taxes	(824,092)	(573,601)
Loss (gain) on sale of assets	9,220	(3,948)
Changes in assets and liabilities
Accounts receivable	(633,651)	(739,788)
Prepaid expenses and other assets	(200,889)	(135,986)
Deferred charges and other assets	3,933	2,450
Accounts payable	(546,203)	(125,233)
Accrued expenses	167,983	(79,564)
Accrued payroll and related expenses	530,386	(92,214)
Income taxes payable/(receivable)	716,755	233,646
Other long-term obligations	22,072	(64,831)
Net cash provided by operating activities	3,019,346	2,259,115

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(4,310,494)	(1,620,224)
Notes receivable	19,848	20,788
Proceeds from sale of assets	19,275	5,000
Net cash used in investing activities	(4,271,371)	(1,594,436)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	21,608,633	21,420,373
Repayments – line of credit	(19,398,435)	(20,856,031)
Proceeds from exercise of Common Stock options	64,500	7,671
Tax benefit (expense) of Common Stock options exercised	11,211	(4,638)
Common Stock cash dividends	(1,226,004)	(1,227,394)
Net cash provided by (used in) financing activities	1,059,905	(660,019)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(192,120)	4,660
CASH AND CASH EQUIVALENTS, beginning of period	469,827	310,229
CASH AND CASH EQUIVALENTS, end of period	$277,707	$314,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$97,028	$109,890
Cash paid for income taxes	$16,226	$138,535
Cash received for income taxes	$183,891	$4,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2015.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $96,000 in principal amount was outstanding at September 30, 2015.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of September 30, 2015 or December 31, 2014.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $211,000 and $221,000 for the quarters ended September 30, 2015 and 2014, respectively.  Amortization was approximately $634,000 and $671,000 for the nine months ended September 30, 2015 and 2014, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended September 30, 2015 and 2014.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended September 30, 2015 and 2014 was approximately $42,000 and $63,000 respectively, related to stock options.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 was approximately $169,000 and $233,000 respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended September 30, 2015 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended September 30, 2015 for the expected option term.

Index
Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and is currently evaluating the impact these changes will have on its condensed consolidated financial statements.

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

(3)	EARNINGS/(LOSS) PER SHARE

The Company calculates earnings/(loss) per share (“EPS”) in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2014			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(402,688)	1,860,089	$(0.22)	$(226,636)	1,860,482	$(0.12)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(402,688)	1,860,089	$(0.22)	$(226,636)	1,860,482	$(0.12)

For the quarters ended September 30, 2015 and 2014, options to purchase 456,148 and 407,343 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

Index
	Nine Months Ended September 30,
	2014			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(412,596)	1,858,232	$(0.22)	$(330,005)	1,859,956	$(0.18)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(412,596)	1,858,232	$(0.22)	$(330,005)	1,859,956	$(0.18)

For the nine months ended September 30, 2015 and 2014, options to purchase 456,491 and 385,263 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s shareholders approved the 2005 Equity Incentive Plan (as amended, “2005 Plan”) in June 2005.  The 2005 Plan terminated on March 17, 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of September 30, 2015, there were 251,666 vested options and 193,000 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) on June 9, 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of September 30, 2015, there were 11,000 unvested options granted under the 2015 Plan and 189,000 shares available for issuance under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
Valuation Assumptions	2014	2015	2014	2015

Expected life (1)	4.00	3.25	4.32	3.25
Risk-free interest rate (2)	1.60%	1.00%	1.57%	1.00%
Expected volatility (3)	34%	35%	35%	35%
Expected dividend yield	5.12%	6.93%	5.06%	6.93%
Expected forfeiture (4)	22.00%	27.00%	21.36%	27.00%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.

A summary of option activity as of September 30, 2015, and changes during the nine months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2015	586,833	$17.36	$11.50 - $21.00	4.2	$197
Granted	11,000	$12.69	$12.64 - $12.74
Exercised	(6,667)	$11.50	$11.50 - $11.50
Cancelled	(135,500)	$18.83	$12.55 - $21.00

Outstanding at September 30, 2015	455,666	$16.82	$12.55 - $19.75	4.4	$14

Exercisable at September 30, 2015	251,666	$18.52	$15.31 - $19.75	3.1	$-

The weighted average grant date fair values of options granted were $1.81 per share and $3.28 per share during the nine months ended September 30, 2015 and 2014, respectively.  Net cash proceeds from the exercise of stock options during the nine months ended September 30, 2015 and 2014 were approximately $8,000 and $64,500, respectively.  The associated income tax effect from stock options exercised during the nine months ended September 30, 2015 and 2014 was approximately $(5,000) and $11,000, respectively.  As of the date of exercise, the total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was approximately $11,000 and $67,000, respectively.  As of September 30, 2015, there was approximately $241,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.10 years.

Index
(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 10, 2014; April 11, 2014; July 11, 2014; October 10, 2014	$0.22
January 15, 2015; April 17, 2015; July 17, 2015; October 16, 2015

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

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014, August 8, 2014 and August 12, 2015 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR plus 1.40% (increased from 1.15% by the August 12, 2015 amendment) in effect from time to time at the Company’s option.  As of September 30, 2015, the Company’s LIBOR borrowing rate was 1.61% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At September 30, 2015, the Company had approximately $10.4 million LIBOR rate borrowings outstanding and approximately $1.6 million available for borrowing under the Credit Facility.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 3.00 to 1.00 (increased from 2.05 to 1.00 by the August 12, 2015 amendment) for the year ending December 31, 2015, and 2.50 to 1.00 (increased from 2.00 to 1.00 by the August 12, 2015 amendment) for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At September 30, 2015, the Company was in compliance with the Credit Facility covenants.  The loan matures on September 13, 2016, and as a result the principal amount outstanding is reported in current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2015.  The Company has commenced discussions with Compass Bank to refinance the Credit Facility or extend its maturity date. Failure of the Company to refinance the Credit Facility, extend its maturity date, or obtain other bank financing by September 30, 2016 would have a material adverse effect on the Company.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended September 30, 2015 and 2014.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and September 30, 2015 by level within the fair value hierarchy:

	December 31, 2014 Fair Value Measurement Using			September 30, 2015 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$421,000	$-	-	$421,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of September 30, 2015, approximately $421,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Index
General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2015 and 2014. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 68 Offices in Colorado, New Mexico and Arizona staffed by 77 general dentists and 33 specialists.  The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

The Company’s policy is to collect any patient co-payments at the time the service is provided.  If the patient owes additional amounts that are not covered by insurance, Offices collect by sending monthly invoices, placing phone calls and sending collection letters.  Interest at 18% per annum is charged on all account balances greater than 90 days old.  Patient accounts receivable that are over 120 days past due and that appear to not be collectible are written off as bad debt, and those in excess of $100 are sent to an outside collections agency.

Index
Results of Operations

Overview

For the quarter ended September 30, 2015, revenue decreased $248,000, or 1.5%, to $15.9 million compared to $16.1 million for the quarter ended September 30, 2014.  The Company’s earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) decreased $194,000, or 19.2%, to $818,000 for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014.  For the quarter ended September 30, 2015, net loss decreased $176,000 to $(227,000), or $(0.12) per share, compared to $(403,000), or $(0.22) per share, for the quarter ended September 30, 2014.

Revenue in the third quarter of 2015, particularly during the month of September, was especially soft this year.  The Company believes that dentist transition contributed to this decrease.  Lower revenue was a primary driver of the decline in Adjusted EBITDA in the quarter along with $118,000 of negative EBITDA from the Company’s two most recently opened de novo Offices, which opened in October 2014 and in September 2015.  Since the beginning of the fourth quarter of 2012, the Company has opened seven de novo Offices: in Tucson, Arizona and in Erie, Colorado in the fourth quarter of 2012; in Loveland, Colorado in July 2013; in Monument, Colorado in December 2013; in Fort Collins, Colorado in May 2014; in Scottsdale, Arizona in October 2014; and in Albuquerque, New Mexico in September 2015.  The Company has leased space for an additional de novo Office in Commerce City, Colorado, which is anticipated to open by January 2016.  The Company’s de novo Offices typically take a period of time after opening before they generate positive Adjusted EBITDA.

In response to the quarter’s results, the Company has taken the following actions:

•	In all of its markets, the Company has begun the process of becoming credentialed to accept Medicare or Medicaid, and in some cases both, in selected Offices. This is a potential revenue source that the Company has not previously accessed.

•	In late October, the Company eliminated 26 support employees in its dental Offices and restructured or suspended certain bonus programs, which the Company expects will result in expense savings in excess of $100,000 per month.

•	For the balance of 2015 and at least the first two quarters of 2016, the Company is suspending television advertising. This is expected to result in $40,000 to $60,000 in monthly expense savings as compared to the third quarter of 2015, when television ads were running during those months. The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets and does not expect the reduction in advertising to have an adverse effect on revenue in those markets.

•
The Company has leased space for an additional de novo Office in Commerce City, Colorado, which is anticipated to open by January 2016. The Company does not intend to open any additional de novo Offices in 2016.  Instead, it will focus on gaining profitability in its most recently opened Offices, filling excess capacity in existing facilities, and paying down bank debt.

For the nine months ended September 30, 2015, revenue decreased $989,000, or 2.0%, to $48.8 million compared to $49.8 million for the nine months ended September 30, 2014.  The Company believes that dentist transition contributed to this decrease.  Adjusted EBITDA decreased $194,000, or 5.8%, to $3.1 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014.  Of the $194,000 decline in Adjusted EBITDA from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, $133,000 is related to three of the Company’s most recently opened de novo Offices, which opened in May 2014, October 2014 and in September 2015.  For the nine months ended September 30, 2015, net loss decreased $83,000 to $(330,000), or $(0.18) per share, compared to $(413,000), or $(0.22) per share, for the nine months ended September 30, 2014.

During the first nine months of 2015, the Company generated $2.3 million of cash from operations.  During this period, the Company had capital expenditures of approximately $1.6 million, paid dividends of approximately $1.2 million and increased total bank debt by approximately $564,000.

Index
Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net, income tax benefit, severance compensation expense and Office consolidation expense to net loss as in the following table:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(402,688)	$(226,636)	$(412,596)	$(330,005)
Add back:
Depreciation and amortization - Offices	1,103,335	1,061,157	3,097,413	3,255,507
Depreciation and amortization - Corporate	56,132	62,616	167,426	174,524
Stock-based compensation expense	62,765	42,075	232,800	169,338
Interest expense, net	31,293	24,143	86,072	74,700
Income tax benefit	(257,457)	(144,897)	(263,791)	(210,986)
Severance compensation expense	338,861	-	338,861	-
Office consolidation expense	80,560	-	80,560	-

Adjusted EBITDA	$1,012,801	$818,458	$3,326,745	$3,133,078

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2014		2015		2014		2015

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	59.9%		59.9%		59.2%		59.8%
Dental supplies	4.8%		4.8%		4.5%		4.6%
Laboratory fees	5.0%		5.4%		5.0%		5.2%
Occupancy	9.4%		9.6%		8.9%		9.1%
Advertising and marketing	1.3%		2.1%		1.4%		1.5%
Depreciation and amortization	6.9%		6.7%		6.2%		6.7%
General and administrative	8.1%		8.5%		8.3%		8.0%
	95.3%		96.9%		93.5%		94.8%

Contribution from dental offices	4.7%		3.1%		6.5%		5.2%

CORPORATE EXPENSES:
General and administrative	8.2	% (1)	4.9	% (1)	7.4	% (2)	5.8	% (2)
Depreciation and amortization	0.3%		0.4%		0.3%		0.4%

OPERATING LOSS	(3.9)%		(2.2)%		(1.2)%		(1.0)%
Interest expense	0.2%		0.2%		0.2%		0.2%

LOSS BEFORE INCOME TAXES	(4.1)%		(2.3)%		(1.4)%		(1.1)%
Income tax benefit	(1.6)%		(0.9)%		(0.5)%		(0.4)%

NET LOSS	(2.5)%		(1.4)%		(0.8)%		(0.7)%

(1)	Corporate expense - general and administrative includes $62,765 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the quarter ended September 30, 2014 and $42,075 of stock-based compensation expense pursuant to ASC Topic 718 for the quarter ended September 30, 2015.
(2)	Corporate expense - general and administrative includes $232,800 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the nine months ended September 30, 2014 and $169,338 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2015.

Index
Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014:

Revenue

For the quarter ended September 30, 2015, revenue decreased $248,000, or 1.5%, to $15.9 million compared to $16.1 million for the quarter ended September 30, 2014.  Two de novo Offices, which opened during the fourth quarter of 2014 and the third quarter of 2015, accounted for an increase of $114,000 in revenue during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

Direct expenses

Clinical salaries and benefits. For the quarter ended September 30, 2015, clinical salaries and benefits decreased to $9.5 million compared to $9.6 million for the quarter ended September 30, 2014, a decrease of $152,000, or 1.6%.  Clinical salaries and benefits decreased $275,000 at the 66 Offices open during each full quarter while the two de novo Offices accounted for an additional $123,000 of clinical salaries and benefits during the quarter ended September 30, 2015.  As a percentage of revenue, clinical salaries and benefits remained constant at 59.9% for the quarters ended September 30, 2015 and  2014.

Dental supplies. For the quarter ended September 30, 2015, dental supplies decreased to $763,000 compared to $776,000 for the quarter ended September 30, 2014, a decrease of $14,000, or 1.8%.  Dental supplies decreased $20,000 at the 66 Offices open during each full quarter while the two de novo Offices accounted for an additional $6,000 of dental supplies during the quarter ended September 30, 2015.  As a percentage of revenue, dental supplies remained constant at 4.8% for the quarters ended September 30, 2015 and 2014.

Laboratory fees. For the quarter ended September 30, 2015, laboratory fees increased to $852,000 compared to $797,000 for the quarter ended September 30, 2014, an increase of $55,000, or 6.9%.  Laboratory fees increased $50,000 at the 66 Offices open during each full quarter while the two de novo Offices accounted for an additional $5,000 of laboratory fees during the quarter ended September 30, 2015.   As a percentage of revenue, laboratory fees increased to 5.4% for the quarter ended September 30, 2015 compared to 5.0% for the quarter ended September 30, 2014.

Occupancy. For the quarters ended September 30, 2015 and 2014, occupancy expense remained constant at $1.5 million.  Occupancy expense decreased $49,000 at the 66 Offices open during each full quarter while the two de novo Offices accounted for an additional $51,000 of occupancy expense during the quarter ended September 30, 2015.   As a percentage of revenue, occupancy expense increased to 9.6% for the quarter ended September 30, 2015 compared to 9.4% for the quarter ended September 30, 2014.

Advertising and marketing. For the quarter ended September 30, 2015, advertising and marketing expenses increased to $327,000 compared to $209,000 for the quarter ended September 30, 2014, an increase of $118,000, or 56.3%.  There were increases of $115,000 in television advertising expenses and $45,000 in radio advertising expenses, offset by a decrease of $66,000 in yellow page advertising expenses.  The two de novo Offices accounted for an additional $13,000 of advertising and marketing expenses during the quarter ended September 30, 2015.  As a percentage of revenue, advertising and marketing expenses increased to 2.1% for the quarter ended September 30, 2015 compared to 1.3% for the quarter ended September 30, 2014.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended September 30, 2015, depreciation and amortization expenses attributable to the Offices decreased $42,000, or 3.8%, to $1.1 million compared to the quarter ended September 30, 2014.  At the 66 Offices open during each full quarter, there were decreases of $67,000 in depreciation expenses and $9,000 in amortization expenses, while the two de novo Offices accounted for an additional $34,000 of depreciation expenses during the quarter ended September 30, 2015.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 6.7% for the quarter ended September 30, 2015 compared to 6.9% for the quarter ended September 30, 2014.

General and administrative-Offices.  For the quarter ended September 30, 2015, general and administrative expenses attributable to the Offices increased to $1.4 million compared to $1.3 million for the quarter ended September 30, 2014, an increase of $46,000, or 3.5%.  The increase in general and administrative expenses is primarily attributable to the two de novo Offices, which accounted for an increase of $30,000 of general and administrative expenses during the quarter ended September 30, 2015.  Additionally, there were increases of approximately $20,000 in recruiting and relocation expenses and $16,000 in equipment repairs and maintenance, offset by a decrease of $19,000 in professional fees, at the 66 Offices open during each full quarter.  As a percentage of revenue, general and administrative expenses increased to 8.5% for the quarter ended September 30, 2015 compared to 8.1% for the quarter ended September 30, 2014.

Index
Contribution from dental Offices

As a result of revenue decreasing $248,000 and direct expenses increasing $12,000 during the quarter ended September 30, 2015, contribution from dental Offices decreased $260,000, or 34.5%, to $495,000 for the quarter ended September 30, 2015 compared to $755,000 for the quarter ended September 30, 2014.  As a percentage of revenue, contribution from dental Offices decreased to 3.1% for the quarter ended September 30, 2015 compared to 4.7% for the quarter ended September 30, 2014.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended September 30, 2015, corporate expenses – general and administrative decreased to $780,000 compared to $1.3 million for the quarter ended September 30, 2014, a decrease of $548,000, or 41.3%.  This decrease is attributable to decreases of $339,000 in severance compensation expense, $141,000 in corporate wages, $38,000 in rent expense and $21,000 related to stock-based compensation pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative decreased to 4.9% for the quarter ended September 30, 2015 compared to 8.2% for the quarter ended September 30, 2014.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2015, corporate expenses - depreciation and amortization increased to $63,000 compared to $56,000 for the quarter ended September 30, 2014, an increase of $6,000.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.4% for the quarter ended September 30, 2015 compared to 0.3% for the quarter September 30, 2014.

Operating loss

As a result of the matters discussed above, the Company’s operating loss decreased by $281,000, or 44.8%, to $(347,000) for the quarter ended September 30, 2015 compared to $(629,000) for the quarter ended September 30, 2014.  As a percentage of revenue, operating loss decreased to (2.2)% for the quarter ended September 30, 2015 compared to (3.9)% for the quarter ended September 30, 2014.

Interest expense, net

For the quarter ended September 30, 2015, interest expense decreased to $24,000 compared to $31,000 for the quarter ended September 30, 2014, a decrease of $7,000, or 22.8%.  As a percentage of revenue, interest expense remained constant at 0.2% for the quarter ended September 30, 2015 and 2014.

Net loss

As a result of the above, the Company’s net loss was $(227,000) for the quarter ended September 30, 2015 compared to net loss of $(403,000) for the quarter ended September 30, 2014, a decrease of $176,000.  Net loss for the quarter ended September 30, 2015 was net of income tax benefit of $(145,000), while net loss for the quarter ended September 30, 2014 was net of income tax benefit of $(257,000).  The effective income tax rate remained constant at 39.0% for the quarters ended September 30, 2015 and 2014.  As a percentage of revenue, net loss decreased to (1.4)% for the quarter ended September 30, 2015 compared to (2.5)% for the quarter ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014:

Revenue

For the nine months ended September 30, 2015, revenue decreased $989,000, or 2.0%, to $48.8 million compared to $49.8 million for the nine months ended September 30, 2014.  Three de novo Offices, which opened during the second quarter of 2014, the fourth quarter of 2014 and the third quarter of 2015, accounted for an increase of $731,000 in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Index
Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2015, clinical salaries and benefits decreased $316,000, or 1.1%, to $29.2 million compared to $29.5 million for the nine months ended September 30, 2014.  Clinical salaries and benefits decreased $833,000 at the 65 Offices open during each full nine month period while the three de novo Offices accounted for an additional $517,000 of clinical salaries and benefits during the nine months ended September 30, 2015.  As a percentage of revenue, clinical salaries and benefits increased to 59.8% for the nine months ended September 30, 2015 compared to 59.2% for the nine months ended September 30, 2014.

Dental supplies. For the nine months ended September 30, 2015, dental supplies increased $32,000, or 1.4%, to $2.3 million compared to $2.2 million for the nine months ended September 30, 2014.  The three de novo Offices accounted for an additional $38,000 of dental supplies for the nine months ended September 30, 2015, while dental supplies decreased $6,000 at the 65 Offices open during each full nine months.  As a percentage of revenue, dental supplies increased to 4.6% for the nine months ended September 30, 2015 compared to 4.5% for the nine months ended September 30, 2014.

Laboratory fees. For the nine months ended September 30, 2015, laboratory fees increased $23,000 to $2.5 million compared to the nine months ended September 30, 2014.   The three de novo Offices accounted for an additional $45,000 of laboratory fees for the nine months ended September 30, 2015, while laboratory fees decreased $22,000 at the 65 Offices open during each full nine months.  As a percentage of revenue, laboratory fees increased to 5.2% for the nine months ended September 30, 2015 compared to 5.0% for the nine months ended September 30, 2014.

Occupancy. For the nine months ended September 30, 2015 and 2014, occupancy expense remained constant at $4.4 million.  Occupancy expense decreased $187,000 at the 65 Offices open during each full nine months while the three de novo Offices accounted for an additional $184,000 for the nine months ended September 30, 2015.  As a percentage of revenue, occupancy expense increased to 9.1% for the nine months ended September 30, 2015 compared to 8.9% for the nine months ended September 30, 2014.

Advertising and marketing. For the nine months ended September 30, 2015, advertising and marketing expense increased to $708,000 compared to $678,000 for the nine months ended September 30, 2014, an increase of $29,000 or 4.3%.  There were decreases of $181,000 in yellow page advertising expenses and $33,000 in internet advertising expenses, offset by increases of $163,000 in television advertising expenses and $47,000 in radio advertising expenses.  The three de novo Offices accounted for an additional $9,000 of advertising and marketing expenses during the nine months ended September 30, 2015.  As a percentage of revenue, advertising and marketing expense increased to 1.5% for the nine months ended September 30, 2015 compared to 1.4% for the nine months ended September 30, 2014.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the nine months ended September 30, 2015, depreciation and amortization expenses attributable to the Offices increased to $3.3 million compared to $3.1 million for the nine months ended September 30, 2014, an increase of $158,000 or 5.1%.  The three de novo Offices accounted for an additional $161,000 of depreciation and amortization expenses during the nine months ended September 30, 2015.  At the 65 Offices open during each full nine month period, there was an increase of $34,000 in depreciation expenses, offset by a decrease of $37,000 in amortization expenses.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices increased to 6.7% for the nine months ended September 30, 2015 compared to 6.2% for the nine months ended September 30, 2014.

General and administrative-Offices.  For the nine months ended September 30, 2015, general and administrative expenses attributable to the Offices decreased to $3.9 million compared to $4.1 million for the nine months ended September 30, 2014, a decrease of $203,000 or 4.9%.  The decrease in general and administrative expenses is attributable to decreases of $120,000 in bad debt expense, $67,000 in professional fees, $26,000 in office supplies and $25,000 in sales and use taxes at the 65 Offices open during each full nine month period.  The three de novo Offices accounted for $54,000 of general and administrative expenses during the nine months ended September 30, 2015.  As a percentage of revenue, general and administrative expenses decreased to 8.0% for the nine months ended September 30, 2015 compared to 8.3% for the nine months ended September 30, 2014.

Contribution from dental Offices

As a result of revenue decreasing $989,000 and direct expenses decreasing $280,000 during the nine months ended September 30, 2015, contribution from dental Offices decreased to $2.5 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014, a decrease of $709,000, or 21.8%. As a percentage of revenue, contribution from dental Offices decreased to 5.2% for the nine months ended September 30, 2015 compared to 6.5% for the nine months ended September 30, 2014.

Index
Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2015, corporate expenses – general and administrative decreased to $2.8 million compared to $3.7 million for the nine months ended September 30, 2014, a decrease of $840,000 or 22.8%.  The decrease is attributable to decreases of $424,000 in corporate wages, $342,000 in severance compensation expense and $63,000 related to stock-based compensation pursuant to ASC Topic 718.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.8% for the nine months ended September 30, 2015 compared to 7.4% for the nine months ended September 30, 2014.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2015, corporate expenses - depreciation and amortization increased $7,000, or 4.2%, to $175,000 compared to $167,000 for the nine months ended September 30, 2014.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.4% for the nine months ended September 30, 2015 compared to 0.3% for the nine months ended September 30, 2014.

Operating loss

As a result of the decrease in contribution from dental Offices and the decrease in corporate expenses discussed above, the Company’s operating loss decreased by $124,000 to $(466,000) for the nine months ended September 30, 2015 compared to $(590,000) for the nine months ended September 30, 2014.  As a percentage of revenue, operating loss decreased to (1.0)% for the nine months ended September 30, 2015 compared to (1.2)% for the nine months ended September 30, 2014.

Interest expense, net

For the nine months ended September 30, 2015, interest expense, net decreased to $75,000 compared to $86,000 for the nine months ended September 30, 2014, a decrease of $11,000 or 13.2%.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the nine months ended September 30, 2015 and 2014.

Net loss

As a result of the above, the Company’s net loss was $(330,000) for the nine months ended September 30, 2015 compared to net loss of $(413,000) for the nine months ended September 30, 2014, a decrease of $83,000.  As a percentage of revenue, net loss decreased to (0.7)% for the nine months ended September 30, 2015 compared to (0.8)% for the nine months ended September 30, 2014.  Net loss for the nine months ended September 30, 2015 was net of income tax benefit of $(211,000), while net loss for the nine months ended September 30, 2014 was net of income tax benefit of $(264,000). The effective income tax rate was constant at 39.0% for the nine months ended September 30, 2015 and 2014.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of September 30, 2015, the Company had a working capital deficit of approximately $12.6 million, largely caused by the borrowings outstanding under the Credit Facility becoming current as discussed below, retained earnings of $985,000 and a cash balance of $315,000.

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014, August 8, 2014 and August 12, 2015 (the “Credit Facility”).  The Credit Facility allows the Company to borrow, on a revolving basis, an aggregate principal amount not to exceed $12.0 million.  Interest is computed at either the lender’s prime rate or at LIBOR plus 1.40% (increased from 1.15% by the August 12, 2015 amendment) in effect from time to time at the Company’s option.  As of September 30, 2015, the Company’s LIBOR borrowing rate was 1.61% and the prime rate borrowing rate was 3.25%.  A commitment fee on the average daily unused amount of the revolving loan commitment is also assessed at a rate of 0.25% per annum, and is payable quarterly in arrears.  At September 30, 2015, the Company had approximately $10.4 million LIBOR rate borrowings outstanding and approximately $1.6 million available for borrowing under the Credit Facility.  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a debt-to-EBITDA ratio of no more than 3.00 to 1.00 (increased from 2.05 to 1.00 by the August 12, 2015 amendment) for the year ending December 31, 2015, and 2.50 to 1.00 (increased from 2.00 to 1.00 by the August 12, 2015 amendment) for the twelve months ending June 30, 2016, and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00.  At September 30, 2015, the Company was in compliance with the Credit Facility covenants.  The loan matures on September 13, 2016, and as a result the principal amount outstanding is reported in current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2015.  The Company has commenced discussions with Compass Bank to refinance the Credit Facility or extend its maturity date.  Failure of the Company to refinance the Credit Facility, to extend its maturity date, or obtain other bank financing would have a material adverse effect on the Company and its operations.

Index
Net cash provided by operating activities was approximately $2.3 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in income taxes payable of approximately $234,000, offset by an increase in accounts receivable of approximately $740,000, a decrease in accounts payable and accrued expenses of approximately $297,000, an increase in prepaid expenses and other assets of approximately $136,000 and a decrease in other long-term obligations of approximately $65,000.  During the nine months ended September 30, 2014, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of increases of approximately $717,000 in income taxes payable, $152,000 in accounts payable and accrued expenses and $22,000 in other long-term obligations, offset by increases of approximately $634,000 in accounts receivable and $201,000 in prepaid expenses and other assets.

Net cash used in investing activities was approximately $1.6 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015, the Company invested approximately $1.6 million in capital expenditures, including approximately $864,000 for two de novo Offices that opened in September 2015 and that is expected to open by January 2016, offset by a decrease in notes receivable of $21,000 and proceeds from the sale of assets of $5,000.  For the nine months ended September 30, 2014, the Company invested approximately $4.3 million in capital expenditures, including approximately $1.7 million related to remodels and/or relocations of three of its Offices, $1.2 million for two de novo Offices and $1.1 million related to six Offices that were converted to digital radiography, offset by a decrease in notes receivable of $20,000 and proceeds from the sale of assets of $19,000.

Net cash used in financing activities was approximately $660,000 for the nine months ended September 30, 2015 and net cash provided by financing activities was approximately $1.1 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, net cash used in financing activities was comprised of approximately $1.2 million for the payment of dividends, offset by approximately $564,000 in advances under the Credit Facility.  During the nine months ended September 30, 2014, net cash provided by financing activities was comprised of approximately $2.2 million in advances under the Credit Facility, $65,000 in proceeds from the exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised, offset by approximately $1.2 million for the payment of dividends.

As of September 30, 2015, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$10,397,795	$10,397,795	$-	$-	$-
Operating lease obligations	19,290,080	4,195,312	6,987,954	4,388,847	3,717,967
Total	$29,687,875	$14,593,107	$6,987,954	$4,388,847	$3,717,967

The Company has leased space for an additional de novo Office.  The Office, which is located in Commerce City, Colorado, is expected to open by January 2016.  The Company anticipates it will require approximately $600,000 in capital expenditures to fully equip the de novo Office, of which approximately $130,000 had been spent as of September 30, 2015.  The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures, debt service requirements and dividend payments for at least the next 12 months. In order to meet its long-term liquidity or capital needs, the Company may issue additional equity or debt securities, subject to market and other conditions or enter into additional term loans or revolving credit facilities.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to obtain the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2015.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period of July 1, 2015 through September 30, 2015.  The Company’s stock repurchase program has been ongoing for more than ten years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of September 30, 2015, the dollar value of shares that may be purchased under the stock repurchase program was approximately $885,000.

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

10.1
Third Omnibus Amendment to Loan Documents, dated August 12, 2015, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2015.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: November 12, 2015	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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

10.1
Third Omnibus Amendment to Loan Documents, dated August 12, 2015, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2015.

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