Form 10-K
period 2015-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2016-03-30
CIK 948072

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	Nasdaq Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,495,576.  This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of March 25, 2016
Common Stock, without par value	1,860,261

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2015.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (together with its subsidiaries, the “Company”), which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1, “Business,” Item 1A, “Risk Factors,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the development or acquisition of additional dental practices and the successful integration of such practices into the Company’s network, recruitment of additional dentists, funding of the Company’s business including equity and debt financing and refinancing, capital expenditures, payment or nonpayment of dividends and whether the Company will remain listed on Nasdaq.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental service organizations, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, failure to consummate or successfully integrate proposed developments or acquisitions of dental practices, the ability of the Company to manage effectively an increasing number of dental practices, financial and credit markets and policies and practices of banks and other lenders, the general economy of the United States and the specific markets in which the Company’s dental practices are located or are proposed to be located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A, “Risk Factors,” of this Annual Report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.  The Company assumes no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by applicable laws and regulations.

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1. Business.

General

The Company is a dental service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 47 affiliated dental practices (“Offices”) in Colorado and 11 in New Mexico, the Company believes that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  In addition, the Company has ten affiliated Offices in Arizona.  As of December 31, 2015, the Company provided business services to 68 Offices, of which 36 were acquired and 32 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings.  Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $113.5 billion in 2014.  CMS also projects that dental expenditures will reach approximately $191.3 billion by 2022, representing an increase of approximately 68.5% over 2014 dental expenditures.

Traditionally, many dental patients have paid for dental services themselves rather than through third-party payment arrangements such as indemnity insurance, preferred provider plans or managed dental plans.  Factors such as increased consumer demand for dental services and the desire of employers to provide enhanced benefits for their employees have resulted in an increase in third-party payment arrangements for dental services.  The rise of third-party payment arrangements has contributed to the increased consolidation of practices in the dental services industry and to the formation of dental service organizations.

Patient Services

The Company’s affiliated Offices seek to develop long-term relationships with patients. Dentists practicing at the Offices provide comprehensive general dentistry services including crowns and bridges, fillings (including gold, porcelain and composite inlays/onlays), implants and aesthetic procedures such as porcelain veneers and bleaching. In addition, dental hygienists provide cleanings and periodontal services including root planing and scaling. If appropriate, the patient is offered specialty dental services, such as orthodontics, oral surgery, pediatrics, endodontics and periodontics, which are available at certain of the Offices. Affiliated specialists rotate through certain Offices to provide these services. By offering a broad range of dental services within its dental practice network, the Company is able to distinguish itself from its competitors and realize operating efficiencies and economies of scale through higher utilization of its facilities.

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

Staffing Model.   The Company’s staffing model attempts to maximize profitability in the Offices by adjusting personnel according to an Office’s revenue level. Staffing at mature Offices varies based on the number of treatment rooms, but generally includes one to three dentists, two to four dental assistants, one to three dental hygienists, one to three hygiene assistants and one to five front office personnel. Staffing at de novo Offices typically consists initially of one dentist, one dental assistant and one front office person. As the patient base builds at an Office, additional staff is added to accommodate the growth. The Company currently has a staff of regional directors who are responsible for groups of Offices, overseeing operations, training and development of non-dental employees, recruitment and implementing the Company’s dental service model.

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

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through television, radio, internet, social media and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2015, the Company used television advertising in the Denver, Colorado market, radio advertising in the Denver, Colorado and Colorado Springs, Colorado markets and social media and internet advertising in all of its markets.  During 2014, the Company used television and radio advertising in the Albuquerque, New Mexico market and social media and internet advertising in all of its markets.  During 2013, the Company used television advertising in the Denver, Colorado, Colorado Springs, Colorado and Albuquerque, New Mexico markets, radio advertising in the Denver and Colorado Springs markets, and social media and internet advertising in all of its markets.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices.  The Company purchased approximately $2.7 million of dental supplies and equipment from Henry Schein and incurred approximately $476,000 in laboratory expenses from Pro Dental Laboratory during 2015.  The Company believes that other sources of supply are available and that the loss of either of these vendors will not have a material adverse effect on the Company.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s third-party payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients including payments under the Company’s discount dental plan.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice that is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans, including revenue from associated co-payments, accounted for 16.8% of the Company’s revenue in 2015 compared to 17.7% in 2014 and 19.4% in 2013.

Expansion Program

Since its formation in May 1995, the Company has acquired 45 practices, including eight practices that have been consolidated into existing Offices and one practice that was closed during 2004. Of those acquired practices (including the eight practices consolidated into existing Offices and the one practice closed during 2004), 35 were located in Colorado, five were located in New Mexico and five were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices. The Company has developed 36 de novo Offices (including two practices that have been consolidated with existing Offices and two that were closed during 2010).  During 2009, the Company acquired two practices in Tucson, Arizona and one practice in Denver, Colorado.  During 2010, the Company opened two de novo Offices, one in Albuquerque, New Mexico and one in Denver, Colorado.  No de novo Offices were opened during 2011.  During 2012, the Company opened two de novo Offices, one in Tucson, Arizona and one in Denver, Colorado.  During 2013, the Company opened two de novo Offices, one in Loveland, Colorado and one in Monument, Colorado.  During 2014, the Company opened two de novo Offices, one in Fort Collins, Colorado and one in Scottsdale, Arizona.  During 2015, the Company opened one de novo Office, in Albuquerque, New Mexico.  The Company opened a de novo Office in Commerce City, Colorado in January 2016.

The Company seeks to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through the expansion of specialty services and the recruitment of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices.  Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated.  The Company is committed to upgrading its existing Offices through extensive remodels and/or Office relocations as well as converting its Offices to digital radiography.  All Office remodels and/or Office relocations include conversion to digital radiography.  During 2013, the Company completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  During 2014, the Company completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  Also, the Company continues to look for potential future development sites for de novo Offices and evaluates potential acquisition candidates.  The Company does not intend to open any additional de novo Offices during the remainder of 2016.  Instead, the Company will focus on gaining profitability in its most recently opened Offices and its existing facilities, filling excess capacity in its Offices, and paying down bank debt.

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

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period ranging from three to five years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon the greatest of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work, or (iii) a percentage based upon the operating performance of the Office.  Associate dentists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work. Specialists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work.

As of December 31, 2015, the Company had 82 general dentists, 34 specialists and 252 dental hygienists and assistants who were employed by the P.C.s, and 134 non-dental employees.

Competition

The dental services industry is fragmented, consisting primarily of solo and smaller group practices. The dental service organization segment of this industry is highly competitive and is expected to become more competitive.  In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental service organizations that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc., Comfort Dental and Dental Health Centers of America. Companies with dental service organization businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and resources, superior affiliation models, a better reputation at existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.

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

Federal Regulation

Federal laws generally regulate reimbursement, billing and self-referral practices under Medicare and Medicaid programs.  The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid.  Because the P.C.s receive a minimal amount of revenue under Medicare and Medicaid, the impact of these laws on the Company to date has been negligible.  However, the Company is currently in the process of credentialing some of its Offices for Medicaid, which, if it occurs, will expose the Company to these laws and regulations to a greater degree.

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

As a result of recent legislative and administrative initiatives, federal and state enforcement efforts against the health care industry have increased dramatically, subjecting all health care providers to increased risk of scrutiny and increased compliance costs.  For example, health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Many HIPAA provisions apply directly to business associates of covered entities, and state attorneys general may pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2015, the Company believes that it was in material compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”) was enacted.  Since then, significant regulations have been enacted to implement the ACA.  The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage.  Federal and state agencies are expected to continue to implement provisions of the ACA.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company continues to evaluate the net impact of the ACA on its business but thus far has not seen any direct material impact.  Given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, the ultimate impact of the ACA on the Company is uncertain.

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

Employees

As of December 31, 2015, the Company had 82 general dentists, 34 specialists and 252 dental hygienists and assistants who were employed by the P.C.s, and 134 non-dental employees.

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

The Company’s Offices are concentrated in Colorado.

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 69%, 68% and 68% of the Company’s total revenue for the years ended December 31, 2013, 2014 and 2015, respectively.  Adverse changes or conditions affecting the Colorado market, such as health care reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

The dental service organization segment of the dental services industry is highly competitive and is expected to become increasingly more competitive. Several dental service organizations operate in the Company’s markets. A number of companies with dental service organization businesses similar to that of the Company currently operate in other parts of the country and may enter the Company’s existing markets in the future. If the Company seeks to expand its operations into new markets, it is likely to face competition from other dental service organizations that already have established a strong business presence in such locations. The Company’s competitors may have a more successful financial track record and greater resources, a better reputation of existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.  See Item 1. “Business - Competition.”

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

Implementation of the Company’s expansion strategy has required significant capital resources. Such resources have been used to establish additional de novo Offices and maintain and upgrade the Company’s management information systems, and for the effective integration, operation and expansion of the Offices.  The Company historically has primarily used cash and promissory notes as consideration in acquisitions of dental practices and intends to continue to do so. If the Company’s capital requirements exceed cash flow generated from operations and borrowings available under the Company’s existing bank credit facility or any successor credit facility, the Company may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company’s existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the Company’s operations or the Company’s other capital requirements could have a material and adverse effect on the Company’s ability to pursue its strategy and on its business, financial condition and operating results. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Company’s ability to pay dividends is restricted by its new credit facility and several other factors.

The Company has paid quarterly cash dividends since 2004.  On March 29, 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company (the “New Credit Facility”).  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted under the New Credit Facility so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.  However, the payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or may require the Company to reduce the dividends.  Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions or other requirements of or actions by lenders, state corporate law restrictions, and other factors the Company’s Board of Directors may consider relevant.  There is no assurance that the Company will be able to pay dividends in the future.

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

Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid. Because the P.C.s receive a minimal amount of revenue under Medicare and Medicaid, the impact of these laws on the Company to date has been negligible.   However, the Company is currently in the process of credentialing some of its Offices for Medicaid, which, if it occurs, will expose the Company to these laws and regulations to a greater degree.

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Many HIPAA provisions apply directly to business associates of covered entities, and state attorneys general may pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2015, the Company believes that it was in material compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

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

In 2015, the Company derived approximately 7.4% of its revenue from capitated managed dental care contracts, and 9.4% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

The Company may see increased costs or lower revenue arising from the ACA or other health care reforms.

The ACA and its implementing regulations are far-reaching and significantly change the health care industry.  Federal and state agencies are expected to continue to implement provisions of the ACA.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company continues to evaluate the net impact of the ACA on its business but thus far has not seen any direct material impact.  Given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, the ultimate impact of the ACA on the Company is uncertain.  However, the ACA or other health care reform measures could have a material adverse effect on the Company through the imposition of increased costs or reduced revenue, including by reduction of Medicaid and Medicare reimbursement rates to the extent such programs become a material part of the Company’s business in the future.   Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

The substantial value of its intangible assets may impair the Company’s results of operations and financial condition.

At December 31, 2015, intangible assets on the Company’s consolidated balance sheet were approximately $7.6 million, representing 34.6% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three to five years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients.  Covenants not to compete are generally not favored by courts.  In Colorado, covenants not to compete are prohibited by statute with certain exceptions.  Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope and meet other statutory and common law requirements.  Arizona and New Mexico courts have enforced covenants not to compete if their terms are found to be reasonable and meet other statutory and common law requirements.  It is thus uncertain whether a court will enforce a covenant not to compete in those states in a given situation. In addition, there is little judicial authority regarding whether a dental service organization agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Item 1. “Business - Affiliation Model- Employment Agreements.”  In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists’ ability to transfer the shares in the P.C.s. See Item 1, “Business - Affiliation Model - Relationship with Professional Corporations.”  There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse effect on the Company.

Seasonality could affect revenue during the latter part of the fiscal year.

The Company’s past financial results have fluctuated somewhat due to seasonal variations in the dental service industry, with revenue typically lower in the fourth calendar quarter.  The Company expects this seasonal fluctuation to continue in the future.

The Company’s indebtedness creates risks, and its New Credit Facility contains financial and other covenants that may limit its flexibility.

The Company’s $12.0 million credit facility had $10.2 million outstanding at December 31, 2015 and is scheduled to mature in September 2016.  On March 29, 2016, the Company entered into the New Credit Facility, which consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  Upon the funding of the New Credit Facility, which is occurring on or about March 30, 2016, the Company is using the New Credit Facility to repay the indebtedness under and terminate the prior credit facility.  The New Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge ratio is greater than 1.20 to 1.00 after giving effect to the dividend.  This indebtedness and these restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, pay dividends, withstand economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.

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

Interruptions in the Company’s information systems could limit its ability to operate its business.

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

Nasdaq has stock market listing standards for share prices and market capitalization, and the Company has received a notice from Nasdaq that may result in its delisting.

The Company’s Common Stock is thinly-held and trades with low volume.  In November 2015, the Company received a notice from Nasdaq that it no longer met its net worth requirement for listing on Nasdaq.  The Company submitted a compliance plan and was granted an extension for continued listing on Nasdaq through the second quarter of 2016, subject to the Company’s satisfaction of the compliance plan.  There can be no assurances that the Company will be able to achieve its compliance plan and, therefore, to continue to have its Common Stock listed on Nasdaq.  If the Company cannot maintain its Nasdaq listing, its Common Stock would then be listed on the over-the-counter market.  If the Company is unable to maintain Nasdaq listing standards, the Company may be forced to de-list from Nasdaq.  If the Company’s stock is delisted, the price of the Common Stock may decrease, liquidity of the Common Stock could be further reduced, and the Company’s ability to secure additional financing through the issuance and sale of equity could be adversely affected.

ITEM 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

ITEM 2. Properties.

Offices and Facilities

The Company’s corporate headquarters are located at 1777 S. Harrison Street, Suite 1400, Denver, Colorado 80210 in approximately 14,000 square feet occupied under a lease that expires January 31, 2022.  The Company believes that this space is adequate for its current needs. The Company also leases real estate at the location of each Office under leases ranging in term from one to 15 years, with options to renew the leases for specific periods subsequent to their original terms. The Company believes the facilities at each of its Offices are adequate for their current level of business.  The Company generally anticipates leasing and developing de novo Offices in its current markets rather than significantly expanding the size of its existing Offices.

As of December 31, 2015, the Company managed a total of 68 Offices with 47 in Colorado, 11 in New Mexico, and ten in Arizona.  The Company opened an additional de novo Office in Commerce City, Colorado in January 2016.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,400 square feet to 7,400 square feet.

Location of Offices as of December 31, 2015

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

	HIGH	LOW
2014

First Quarter	$22.40	$17.00
Second Quarter	18.40	16.75
Third Quarter	17.92	15.50
Fourth Quarter	16.98	12.05

2015

First Quarter	$15.00	$13.44
Second Quarter	14.10	12.09
Third Quarter	13.81	12.40
Fourth Quarter	13.29	9.41

At March 25, 2016, there were approximately 158 holders of record and approximately 325 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company paid the following quarterly cash dividends in 2014 and 2015.

Date Dividend Paid	Quarterly Dividend Paid per Share

January 2014; April 2014; July 2014; October 2014	$0.22
January 2015; April 2015; July 2015; October 2015
January 2016

The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may require the Company to reduce or eliminate the dividends. Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions or other requirements of or actions by lenders, state corporate law restrictions and such other factors as the Company’s Board of Directors may consider relevant.  On March 29, 2016, the Company entered into the New Credit Facility.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period October 1, 2015 through December 31, 2015.  The Company’s stock repurchase program has been ongoing for more than ten years and there is no expiration date for the program.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2015, the dollar value of shares that may be purchased under the stock repurchase program was approximately $885,000.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2015.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and as of December 31, 2015 provided business services to 68 Offices in Colorado, New Mexico and Arizona staffed by 82 dentists and 34 specialists.  The Company has acquired 45 practices (eight of which were consolidated into existing Offices and one that was closed) and opened 36 de novo Offices (two of which were consolidated into existing Offices and two that were closed).  During 2013, the Company opened two de novo Offices, one in July 2013 and the other in December 2013.  During December 2013, the Company consolidated the dental services of one of its prior de novo Offices into another Office and subsequently closed the first Office.  During 2013, the Company also completed remodels and/or relocations of two of its Offices and converted eight additional Offices to digital radiography.  During 2014, the Company opened two de novo Offices, one in May 2014 and the other in October 2014.  During August 2014, the Company consolidated the dental services of one of its acquired Offices into another Office and subsequently closed the first Office.  During 2014, the Company also completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  During 2015, the Company opened one de novo Office in September 2015.  The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below. The Company expects to expand in existing markets primarily by enhancing the operating performance of its existing Offices, by developing de novo Offices and by making acquisitions.

The Company opened a de novo Office in Commerce City, Colorado in January 2016.  The Company does not intend to open any additional de novo Offices during 2016.  Instead, it will focus on gaining profitability in its most recently opened Offices and its existing facilities, filling excess capacity in its Offices, and paying down bank debt.

At December 31, 2015, the Company had approximately $10.2 million outstanding under its prior credit facility.  The loan is scheduled to mature on September 13, 2016.  On March 29, 2016, the Company entered into the New Credit Facility.  Upon the funding of the New Credit Facility, which is occurring on or about March 30, 2016, the Company is using the New Credit Facility to repay the indebtedness under and terminate the prior credit facility.  The New Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  There is no commitment fee or origination fee on the New Credit Facility.  The New Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

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

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental service model.  Revenue was $64.1 million in 2013, $65.1 million in 2014 and $63.8 million in 2015.  Contribution from the dental Offices was $4.9 million in 2013, $3.7 million in 2014 and $2.9 million in 2015.  Net income (loss) was $89,000 in 2013, $(924,000) in 2014 and $(705,000) in 2015.  The years ended December 31, 2013 and 2015 were favorably impacted by the remeasurement and subsequent write down of contingent liabilities by $196,000 and $100,000, respectively, which the Company recognized as other income.

For the year ended December 31, 2015, revenue decreased to $63.8 million compared to $65.1 million for the year ended December 31, 2014, a decrease of $1.3 million or 2.0%.  The Company believes that dentist transition contributed to this decrease.

For the year ended December 31, 2015, the Company generated $3.4 million of cash from operations.  During this period, the Company had capital expenditures of approximately $2.2 million, paid dividends of approximately $1.6 million and increased total bank debt by approximately $374,000.

The Company’s earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, severance compensation expense, Office consolidation expense and change in fair value of contingent liabilities (“Adjusted EBITDA”) decreased $293,000 or 7.3% to $3.7 million for the year ended December 31, 2015 from $4.0 million for the year ended December 31, 2014.  Adjusted EBITDA decreased $184,000 or 4.4% to $4.0 million for the year ended December 31, 2014 from $4.2 million for the year ended December 31, 2013.  Although Adjusted EBITDA is not a United States generally accepted accounting principles (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income (loss) can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, income tax expense (benefit), severance compensation expense and Office consolidation expense to net income (loss) and subtracting the change in fair value of contingent liabilities and gain from early extinguishment of debt as in the table below.

	Years Ended December 31,
	2013	2014	2015
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$89,173	$(923,634)	$(704,670)
Add back:
Depreciation and amortization - Offices	3,448,707	4,229,253	4,283,291
Depreciation and amortization - corporate	200,431	223,019	241,588
Stock-based compensation expense	467,028	364,880	229,093
Interest expense, net	100,647	115,750	105,062
Income tax expense (benefit)	121,960	(402,785)	(321,032)
Severance compensation expense	-	338,861	-
Office consolidation expense	-	80,560	-
Less:
Change in fair value of contingent liabilities	(196,000)	-	(100,000)
Gain from early extinguishment of debt	(22,059)	-	-

Adjusted EBITDA	$4,209,887	$4,025,904	$3,733,332

At December 31, 2015, the Company’s total assets of $21.8 million included $7.6 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $1.6 million. The Company’s retained earnings as of December 31, 2015 were approximately $201,000 and the Company had a working capital deficit on that date of approximately $4.0 million.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 16.8% of total revenue in 2015, compared with 17.7% in 2014 and 19.4% in 2013.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2013		2014		2015
Revenue	100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	59.5%		59.3%		59.8%
Dental supplies	4.4%		4.6%		4.6%
Laboratory fees	4.8%		5.1%		5.2%
Occupancy	9.1%		9.1%		9.3%
Advertising and marketing	1.7%		1.5%		1.4%
Depreciation and amortization	5.4%		6.5%		6.7%
General and administrative	7.4%		8.4%		8.4%
	92.4%		94.4%		95.5%
Contribution from dental offices	7.6%		5.6%		4.5%

Corporate Expenses:
General and administrative	7.2	%(1)	7.2	%(1)	5.8	%(1)
Depreciation and amortization	0.3%		0.3%		0.4%
Operating income (loss)	0.1%		(1.9)%		(1.6)%
Other income (expense)
Change in fair value of contingent liabilities	0.3%		0.0%		0.2%
Gain from early extinguishment of debt	0.0%		0.0%		0.0%

Interest (expense), net	(0.2)%		(0.2)%		(0.2)%

Income (loss) before income taxes	0.3%		(2.0)%		(1.6)%
Income tax expense (benefit)	0.2%		(0.6)%		(0.5)%

Net income (loss)	0.1%		(1.4)%		(1.1)%

(1)	Corporate expense - general and administrative includes $467,028 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2013, $364,880 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the year ended December 31, 2014 and $229,093 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue decreased to $63.8 million for the year ended December 31, 2015 compared to $65.1 million for the year ended December 31, 2014, a decrease of $1.3 million or 2.0%.  Three de novo Offices, whichopened during the second quarter of 2014, the fourth quarter of 2014 and the third quarter of 2015, accounted for an increase of $956,000 in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits decreased to $38.2 million for the year ended December 31, 2015 compared to $38.6 million for the year ended December 31, 2014, a decrease of $432,000 or 1.1%.  Clinical salaries and benefits decreased $1.1 million at the 65 Offices open during each full year while the three de novo Offices accounted for an additional $667,000 of clinical salaries and benefits during the year ended December 31, 2015.  As a percentage of revenue, clinical salaries and benefits increased to 59.8% in 2015 from 59.3% in 2014.

Dental supplies.   Dental supplies decreased $13,000 or 0.4% to $3.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Dental supplies decreased $57,000 at the 65 Offices open during each full year while the three de novo Offices accounted for an additional $44,000 of dental supplies during the year ended December 31, 2015.  As a percentage of revenue, dental supplies remained constant at 4.6% for the years ended December 31, 2015 and 2014.

Laboratory fees.   Laboratory fees decreased $10,000 or 0.3% to $3.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Laboratory fees decreased $65,000 at the 65 Offices open during each full year while the three de novo Offices accounted for an additional $55,000 of laboratory fees during the year ended December 31, 2015.  As a percentage of revenue, laboratory fees increased to 5.2% in 2015 from 5.1% in 2014.

Occupancy.  Occupancy expense increased $48,000 or 0.8% to $5.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The three de novo Offices accounted for an additional $216,000 of occupancy expense during the year ended December 31, 2015, while occupancy expense at the 65 Offices open during each full year decreased $168,000.  As a percentage of revenue, occupancy expense increased to 9.3% in 2015 from 9.1% in 2014.

Advertising and marketing.   Advertising and marketing expenses decreased to $862,000 for the year ended December 31, 2015 from $965,000 for the year ended December 31, 2014, a decrease of $103,000 or 10.7%.  For the 65 Offices open during each full year, there were decreases of $241,000 in yellow page advertising expenses and $42,000 in internet advertising expenses, offset by increases of $110,000 in television advertising expenses and $44,000 in radio advertising expenses.  The three de novo Offices accounted for an additional $14,000 of advertising and marketing expenses during the year ended December 31, 2015.  As a percentage of revenue, advertising and marketing expenses decreased to 1.4% in 2015 from 1.5% in 2014.  The Company regularly adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $4.3 million for the year ended December 31, 2015 from $4.2 million for the year ended December 31, 2014, an increase of $54,000 or 1.3%.  The three de novo Offices accounted for an additional $191,000 of depreciation and amortization expenses during the year ended December 31, 2015, while depreciation and amortization expenses at the 65 Offices open during each full year decreased $137,000.  As a percentage of revenue, depreciation and amortization expenses increased to 6.7% in 2015 from 6.5% in 2014.

General and administrative.   General and administrative expenses attributable to the Offices decreased $53,000 or 1.0% to $5.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  General and administrative expenses decreased $109,000 at the 65 Offices open during each full year while the three de novo Offices accounted for an additional $56,000 of general and administrative expenses during the year ended December 31, 2015.  As a percentage of revenue, Office general and administrative expenses remained constant at 8.4% for the years ended December 31, 2015 and 2014.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of revenue decreasing $1.3 million and direct expenses decreasing $508,000, contribution from dental Offices decreased to $2.9 million for the year ended December 31, 2015 from $3.7 million for the year ended December 31, 2014, a decrease of $773,000 or 21.1%.  The three de novo Offices accounted for $287,000 of the decrease in contribution from dental Offices during the year ended December 31, 2015.  As a percentage of revenue, contribution from dental Offices decreased to 4.5% in 2015 from 5.6% in 2014.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $3.7 million for the year ended December 31, 2015 from $4.7 million for the year ended December 31, 2014, a decrease of $982,000 or 21.1%.  There were decreases of $467,000 in corporate wages, $342,000 in severance compensation expense and $136,000 related to stock-based compensation expense pursuant to Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation”.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.8% in 2015 from 7.2% in 2014.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization increased to $242,000 for the year ended December 31, 2015 from $223,000 for the year ended December 31, 2014, an increase of $19,000 or 8.3%.  As a percentage of revenue, corporate expenses - depreciation and amortization increased to 0.4% in 2015 from 0.3% in 2014.

Operating Loss

As a result of the decrease in contribution from dental Offices and the decrease in corporate expenses discussed above, the Company’s operating loss decreased to $(1.0) million for the year ended December 31, 2015 from $(1.2) million for the year ended December 31, 2014, a decrease of $190,000 or 15.7%.  As a percentage of revenue, operating loss decreased to (1.6)% in 2015 from (1.9)% in 2014.

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $100,000 for the year ended December 31, 2015 was due to the Company’s determination to write down values of the contingent liabilities at an Office that was acquired during the fourth quarter of 2009.  See Notes 3 and 11 to the consolidated financial statements included in Item 8.

Interest expense, net.   Interest expense, net decreased to $105,000 for the year ended December 31, 2015 from $116,000 for the year ended December 31, 2014, a decrease of $11,000 or 9.2%.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the years ended December 31, 2015 and 2014.

Net Loss

As a result of the above, the Company’s net loss was $(705,000) for the year ended December 31, 2015 compared to net loss of $(924,000) for the year ended December 31, 2014, a decrease of $219,000 or 23.7%.  As a percentage of revenue, net loss decreased to (1.1)% in 2015 from (1.4)% in 2014.  Net loss for the year ended December 31, 2015 was net of income tax benefit of $(321,000), while net loss for the year ended December 31, 2014 was net of income tax benefit of $(403,000).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Revenue increased to $65.1 million for the year ended December 31, 2014 compared to $64.1 million for the year ended December 31, 2013, an increase of $1.0 million or 1.6%.  This increase was attributable to revenue from four de novo Offices that opened during the third quarter of 2013, the fourth quarter of 2013, the second quarter of 2014 and the fourth quarter of 2014.  These four de novo Offices accounted for an additional $1.3 million in revenue during the year ended December 31, 2014.

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

Occupancy.  Occupancy expense increased to $5.9 million for the year ended December 31, 2014 from $5.8 million for the year ended December 31, 2013, an increase of $78,000 or 1.3%.  The four de novo Offices accounted for an additional $306,000 of occupancy expense during the year ended December 31, 2014 while occupancy expense at the 63 Offices open during each full year decreased $228,000.  As a percentage of revenue, occupancy expense remained constant at 9.1% for 2014 and 2013.

Advertising and marketing.   Advertising and marketing expenses decreased to $965,000 for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013, a decrease of $117,000 or 10.8%.  For the 63 Offices open during each full year, yellow page advertising expenses decreased $72,000, internet advertising expenses decreased $64,000, television advertising expenses decreased $62,000 and radio advertising expenses decreased $61,000.  The four de novo Offices accounted for an additional $48,000 of advertising and marketing expenses.  As a percentage of revenue, advertising and marketing expense decreased to 1.5% in 2014 from 1.7% in 2013.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices increased to $4.2 million for the year ended December 31, 2014 from $3.4 million for the year ended December 31, 2013, an increase of $781,000 or 22.6%.   The increase in depreciation and amortization expenses was primarily the result of the Company’s ongoing efforts to upgrade the capital assets and tenant improvements in certain of the Company’s Offices.  See “Liquidity and Capital Resources” in this Item 7.  Depreciation and amortization expenses increased $506,000 at the 63 Offices open during each full year while the four de novo Offices accounted for an additional $274,000 of depreciation and amortization expenses during the year ended December 31, 2014.  As a percentage of revenue, depreciation and amortization expenses increased to 6.5% in 2014 from 5.4% in 2013.

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

Operating Income (Loss)

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating income (loss) decreased to $(1.2) million for the year ended December 31, 2014 from $94,000 for the year ended December 31, 2013, a decrease of $1.3 million.  As a percentage of revenue, operating income (loss) decreased to (1.9)% in 2014 from 0.1% in 2013.

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

Net Income (loss)

As a result of the above, the Company’s net loss was $(924,000) for the year ended December 31, 2014 compared to net income of $89,000 for the year ended December 31, 2013, a decrease of $1.0 million.  The decrease in net income is partially attributable to one-time charges of approximately $339,000 in severance compensation expense and $81,000 in Office consolidation expense.  As a percentage of revenue, net income (loss) decreased to (1.4)% in 2014 from 0.1% in 2013.  Net loss for the year ended December 31, 2014 was net of income tax (benefit) of $(403,000), while net income for the year ended December 31, 2013 was net of income tax expense of $122,000.

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

Impairment of Intangible and Long-lived Assets

At December 31, 2015, intangible assets on the Company’s consolidated balance sheet were $7.6 million, representing 34.6% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

Liquidity and Capital Resources

The Company has financed its operations and growth primarily through a combination of cash provided by operating activities and bank credit facilities and term loans.

At December 31, 2015, the Company had approximately $10.2 million outstanding and approximately $1.8 million available for borrowing under its prior credit facility.  The loan under the prior credit facility is scheduled to mature on September 13, 2016.  On March 29, 2016, the Company entered into the New Credit Facility.  The New Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  Upon the funding of the New Credit Facility, which is occurring on or about March 30, 2016, the Company is using $10.0 million under the reducing revolving loan and $0.2 million under the revolving line of credit to repay the indebtedness under and terminate the prior credit facility.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  There is no commitment fee or origination fee on the New Credit Facility.  The New Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

Net cash provided by operating activities was $4.3 million, $4.3 million and $3.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.  During the year ended December 31, 2015, the Company’s cash provided by operating activities excluding net loss and non-cash items consisted of a decrease in deferred charges and other assets of approximately $5,000, offset by an increase in accounts receivable of approximately $670,000, a decrease in accounts payable and accrued expenses of approximately $183,000, a decrease in income taxes payable (receivable) of approximately $81,000 and an increase in prepaid expenses and other assets of approximately $56,000.  During the year ended December 31, 2014, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of increases of approximately $598,000 in accounts payable and accrued expenses, $184,000 in income taxes payable and $81,000 in other long-term obligations, offset by increases of approximately $808,000 in accounts receivable and $65,000 in prepaid expenses and other assets.  During the year ended December 31, 2013, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of an increase in accounts payable, accrued expenses and accrued payroll of $1.1 million, an increase in income taxes payable of approximately $266,000 and a decrease in prepaid expenses and other assets of $27,000, offset by an increase in accounts receivable of $1.0 million and a decrease in other long-term obligations of $363,000.

Net cash used in investing activities was $5.0 million, $4.7 million and $2.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.  During the year ended December 31, 2015, the Company invested approximately $2.2 million in capital expenditures, including approximately $1.3 million for two de novo Offices that opened in September 2015 and January 2016, offset by a decrease in notes receivable of $28,000 and proceeds from the sale of assets of $5,000.  During the year ended December 31, 2014, the Company invested approximately $4.7 million in capital expenditures, including approximately $1.7 million related to remodels and/or relocations of three of its Offices, $1.4 million for two de novo Offices and $1.1 million related to six Offices that were converted to digital radiography, offset by a decrease in notes receivable of $27,000.  During the year ended December 31, 2013, the Company invested approximately $5.0 million in capital expenditures, including approximately $1.4 million related to remodels and/or relocations of two of its Offices, $1.4 million related to eight Offices that were converted to digital radiography and $1.2 million for two de novo Offices that opened in 2013, offset by a decrease in notes receivable of $22,000.

For the years ended December 31, 2013 and 2015, net cash used in financing activities was $25,000 and $1.3 million, respectively.  For the year ended December 31, 2014, net cash provided by financing activities was $176,000.  For the year ended December 31, 2015, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, offset by approximately $374,000 in advances under the credit facility.  For the year ended December 31, 2014, net cash provided by financing activities was comprised of approximately $1.7 million in advances under the credit facility, $65,000 in proceeds from exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised, offset by approximately $1.6 million for the payment of dividends and $6,000 used in the purchase of Common Stock options exercised.  For the year ended December 31, 2013, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, $1.8 million used to pay down a term loan and $60,000 from the tax expense of Common Stock options exercised, offset by approximately $3.4 million in advances under the credit facility and $43,000 in proceeds from the exercise of Common Stock options.

The Company believes that cash generated from operations and borrowings under its New Credit Facility will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions.  In addition, the Company may engage in an equity financing as part of its Nasdaq compliance plan.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy or remain listed on Nasdaq and could negatively affect its operations in future periods. See Item 1A, “Risk Factors – The Company may need additional capital and there is no guarantee additional financing would be available.”

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2013 and 2015, the Company did not purchase any shares of its Common Stock.  During 2014, the Company, in two separate transactions, repurchased and retired a total of 400 shares of its Common Stock for total consideration of approximately $6,300 at prices ranging from $15.38 to $15.49 per share.  As of December 31, 2015, approximately $885,000 of the previously authorized amount was available for Common Stock purchases.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and is currently evaluating the impact these changes will have on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for fiscal years beginning after December 15, 2016.  ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update will eliminate from current accounting guidance the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs.  This update will simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update did not affect the recognition and measurement guidance for debt issuance costs. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

Off–Balance Sheet Arrangements

As of December 31, 2015, the Company did not have any off–balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2014 and 2015 and for each of the years ended December 31, 2013, 2014 and 2015:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 30, 2016

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2014	2015
CURRENT ASSETS:
Cash	$310,229	$258,801
Accounts receivable, net of allowance for doubtful accounts of approximately $420,000 and $390,000, respectively	3,185,136	3,043,655
Notes receivable	34,195	34,195
Deferred tax asset	614,944	275,907
Income tax receivable	-	73,878
Prepaid expenses and other assets	520,187	575,770

Total current assets	4,664,691	4,262,206

PROPERTY AND EQUIPMENT, net	11,258,025	9,808,014

OTHER NONCURRENT ASSETS:
Intangible assets, net	8,410,535	7,565,648
Deferred charges and other assets	160,853	155,741
Notes receivable	82,929	55,002

Total assets	$24,577,033	$21,846,611

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,912,162	$2,920,998
Accrued expenses	1,557,811	1,547,915
Accrued payroll and related expenses	2,511,953	2,330,398
Income taxes payable	6,638	-
Current maturities of long-term debt	-	1,500,000

Total current liabilities	6,988,564	8,299,311

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,951,321	2,242,800
Long-term debt	9,833,453	8,707,578
Other long-term obligations	1,046,633	949,554

Total liabilities	20,819,971	20,199,243

COMMITMENTS AND CONTINGENCIES (Notes 8 & 10)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,859,689 and 1,861,106 shares issued and outstanding, respectively	1,214,056	1,446,182
Retained earnings	2,543,006	201,186

Total shareholders' equity	3,757,062	1,647,368

Total liabilities and shareholders' equity	$24,577,033	$21,846,611

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013		2014	2015
REVENUE:
Dental practice revenue	$58,461,286		$59,924,198	$59,134,356
Capitation revenue	5,644,588		5,201,402	4,709,481
	64,105,874		65,125,600	63,843,837

DIRECT EXPENSES:
Clinical salaries and benefits	38,171,494		38,641,198	38,209,674
Dental supplies	2,799,518		2,977,962	2,965,182
Laboratory fees	3,108,544		3,298,723	3,288,426
Occupancy	5,822,508		5,900,176	5,948,384
Advertising and marketing	1,082,034		965,202	862,397
Depreciation and amortization	3,448,707		4,229,253	4,283,291
General and administrative	4,774,597		5,441,126	5,387,988
	59,207,402		61,453,640	60,945,342

Contribution from dental offices	4,898,472		3,671,960	2,898,495

CORPORATE EXPENSES:
General and administrative	4,604,320	(1)	4,659,610 (1)	3,677,547 (1)
Depreciation and amortization	200,431		223,019	241,588
OPERATING INCOME (LOSS)	93,721		(1,210,669)	(1,020,640)
OTHER INCOME (EXPENSE):
Change in fair value of contingent liabilities	196,000		-	100,000
Gain from early extinguishment of debt	22,059		-	-
Interest (expense), net	(100,647)		(115,750)	(105,062)

INCOME (LOSS) BEFORE INCOME TAXES	211,133		(1,326,419)	(1,025,702)
Income tax expense (benefit)	121,960		(402,785)	(321,032)
NET INCOME (LOSS)	$89,173		$(923,634)	$(704,670)

Net income (loss) per share of Common Stock - Basic	$0.05		$(0.50)	$(0.38)

Net income (loss) per share of Common Stock - Diluted	$0.05		$(0.50)	$(0.38)

Cash dividends per share of Common Stock	$0.88		$0.88	$0.88

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,850,257		1,858,650	1,860,246

Diluted	1,861,088		1,858,650	1,860,246

(1)
Corporate expenses - general and administrative includes $467,028 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2013, $364,880 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the year ended December 31, 2014 and $229,093 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Retained	Shareholders'
	Shares	Amount	Earnings	Equity

BALANCES, January 1, 2013	1,842,402	$329,236	$6,642,733	$6,971,969
Common Stock options exercised	10,163	43,000	-	43,000
Tax benefit (expense) of Common Stock options exercised	-	(59,506)	-	(59,506)
Dividends declared on Common Stock	-	-	(1,628,476)	(1,628,476)
Stock-based compensation expense	-	467,028	-	467,028
Net income	-	-	89,173	89,173

BALANCES, December 31, 2013	1,852,565	$779,758	$5,103,430	$5,883,188
Common Stock options exercised	7,524	64,500	-	64,500
Purchase and retirement of Common Stock	(400)	(6,293)	-	(6,293)
Tax benefit (expense) of Common Stock options exercised	-	11,211	-	11,211
Dividends declared on Common Stock	-	-	(1,636,790)	(1,636,790)
Stock-based compensation expense	-	364,880	-	364,880
Net loss	-	-	(923,634)	(923,634)

BALANCES, December 31, 2014	1,859,689	$1,214,056	$2,543,006	$3,757,062
Common Stock options exercised	1,417	7,671	-	7,671
Tax benefit (expense) of Common Stock options exercised	-	(4,638)	-	(4,638)
Dividends declared on Common Stock	-	-	(1,637,150)	(1,637,150)
Stock-based compensation expense	-	229,093	-	229,093
Net loss	-	-	(704,670)	(704,670)

BALANCES, December 31, 2015	1,861,106	$1,446,182	$201,186	$1,647,368

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,173	$(923,634)	$(704,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,649,138	4,452,272	4,524,879
Stock-based compensation expense	467,028	364,880	229,093
Provision for doubtful accounts	390,218	873,269	811,528
Provision for (benefit from) deferred income taxes	(34,433)	(421,305)	(369,484)
Change in fair value of contingent liabilities	(196,000)	-	(100,000)
Gain from early extinguishment of debt	(22,059)	-	-
Loss (gain) on sale of assets	-	9,220	(3,948)
Changes in assets and liabilities:
Accounts receivable	(1,026,385)	(808,086)	(670,047)
Prepaid expenses and other assets	27,139	(65,029)	(55,583)
Deferred charges and other assets	(7,345)	4,808	5,112
Accounts payable	628,783	363,922	8,836
Accrued expenses	(803)	(85,266)	(10,209)
Accrued payroll and related expenses	474,078	319,458	(181,555)
Income taxes payable (receivable)	265,695	183,573	(80,516)
Other long-term obligations	(363,351)	80,674	2,921
Net cash provided by operating activities	4,340,876	4,348,756	3,406,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	22,022	26,572	27,927
Capital expenditures	(4,980,584)	(4,730,059)	(2,231,032)
Proceeds from sale of assets	-	19,275	5,000
Net cash used in investing activities	(4,958,562)	(4,684,212)	(2,198,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	28,417,653	27,809,707	27,570,954
Advances - term loan	2,000,000	-	-
Repayments - line of credit	(24,999,905)	(26,068,044)	(27,196,829)
Repayments - term loan	(3,800,000)	-	-
Proceeds from exercise of Common Stock options	43,000	64,500	7,671
Purchase and retirement of Common Stock	-	(6,293)	-
Tax benefit (expense) of Common Stock options exercised	(59,506)	11,211	(4,638)
Common Stock cash dividends	(1,626,240)	(1,635,223)	(1,636,838)
Net cash provided by (used in) financing activities	(24,998)	175,858	(1,259,680)

NET CHANGE IN CASH	(642,684)	(159,598)	(51,428)
CASH, beginning of year	1,112,511	469,827	310,229
CASH, end of year	$469,827	$310,229	$258,801

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2014	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$157,204	$133,686	$155,159
Cash paid during the year for income taxes	$172,104	$16,226	$138,535
Cash received during the year for income taxes	$221,900	$192,491	$4,929

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2013, 2014 and 2015, the Company managed 66, 67 and 68 dental practices (collectively referred to as the ''Offices''), respectively.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and Offices developed internally (“de novo Offices”). The following table highlights the Company’s growth through December 31, 2015 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2006 and Prior	42	26	(8)
2007	-	-	-
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
2012	-	2	(1)
2013	-	2	(1)
2014	-	2	(1)
2015	-	1	-

Total	45	36	(13)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

The de novo Office opened in September 2015 is located in Albuquerque, New Mexico.  The Company also opened a de novo Office in Commerce City, Colorado in January 2016.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2015.  Such reclassification had no effect on net income (loss).

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

The Company prepares its consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, which provides for consolidation of variable interest entities of which the Company is the primary beneficiary. The Company has concluded that the P.C.s meet the definition of variable interest entities as defined by this standard and that the Company is the primary beneficiary of these variable interest entities.  The Company concluded that the P.C.s meet the definition of variable interest entities because the equity investment at risk by each P.C. owner, which generally has not been more than $100, is not sufficient on a quantitative or qualitative basis to support each P.C.’s activities without additional financial support from the Company, which is provided through (i) the Company’s advancement of operating costs on behalf of the P.C.s and forgoing any amounts due the Company from the P.C.s under the Management Agreements when the P.C.s lack sufficient cash flow to pay the management fees in full and (ii) the Company’s capital investments in facilities and dental equipment used by the P.C.s in the operation of their dental practices.  The Company determined that it is the primary beneficiary, as defined in ASC Topic 810-10-38, of the P.C.s because (i) it absorbs losses of the P.C.s by forgoing the management fees, (ii) through the Management Agreements, the Company has the power to direct the activities of the P.C.s that most significantly impact the P.C.s’ economic performance, provides business and marketing services at the Offices, including providing capital, payment of all Center Expenses (as defined in the Management Agreements), designing and implementing marketing programs, negotiating for the purchase of supplies, staffing, recruiting, training of non-dental personnel, billing and collecting patient fees, arranging for certain legal and accounting services, and negotiating with managed care organizations, and (iii) no other party provides financial support to the P.C.s, and the P.C.s have no independent ability to support themselves. Accordingly, the net assets and results of operations of the P.C.s are included in the consolidated financial statements of the Company, and all transactions between the P.C.s and the Company, such as the management fees the Company charges, have been eliminated.

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

During 2013, 2014 and 2015, 8.8%, 8.0% and 7.4%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2015, the Company did not have cash at any banks in excess of the federally insured amount.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $89,000 in principal amount was outstanding at December 31, 2015.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $2,748,517, $3,569,939 and $3,679,992 for the years ended December 31, 2013, 2014 and 2015, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  Amortization was $900,621, $882,333 and $844,887 for the years ended December 31, 2013, 2014 and 2015, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the years ended December 31, 2013, 2014 and 2015.

Contingent Liabilities

As part of Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreements.  These contingent liabilities are recorded as other long-term obligations at estimated fair value, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then-trailing twelve months operating cash flows.  The liability terminates after ten years from the acquisition date.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  The changes in fair value are recognized in other income (expense).

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

Earnings Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share”.  The standard requires presentation of two categories of EPS – basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

	2013			2014			2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount

Basic EPS	$89,173	1,850,257	$0.05	$(923,634)	1,858,650	$(0.50)	$(704,670)	1,860,246	$(0.38)

Effect of Dilutive Stock Options	-	10,831		-	-		-	-

Diluted EPS	$89,173	1,861,088	$0.05	$(923,634)	1,858,650	$(0.50)	$(704,670)	1,860,246	$(0.38)

The difference between basic EPS and diluted EPS for the year ended December 31, 2013 relates to the effect of 10,831 shares of dilutive shares of Common Stock from stock options, which are included in total shares for the diluted calculation determined under the treasury stock method as prescribed by ASC Topic 718, “Compensation – Stock Compensation”.  For the years ended December 31, 2013, 2014 and 2015, options to purchase 422,166, 484,516 and 456,235 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense pursuant to ASC Topic 718 included in the Company’s consolidated statements of income for the years ended December 31, 2013, 2014 and 2015 was approximately $467,000, $365,000 and $229,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, the expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended December 31, 2015 equal to the expected option term.  Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended December 31, 2015 for the expected option term. The expected option term was calculated based on historical experience.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and is currently evaluating the impact these changes will have on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for fiscal years beginning after December 15, 2016.  ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update will eliminate from current accounting guidance the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs.  This update will simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update did not affect the recognition and measurement guidance for debt issuance costs. This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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

On October 29, 2009, the Company acquired the assets of a second Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, all payable in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of the then trailing twelve-month operating cash flows.  During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities and reduced it by $179,000 to $421,000.  The $179,000 was recognized as other income during the quarter.  During the quarter ended December 31, 2015, the Company remeasured the fair value of the contingent liabilities and reduced it by $100,000 to $321,000.  The $100,000 was recognized as other income during the quarter.

The fair values of the acquisitions were based on significant inputs not observable in the market and are therefore defined as level 3 inputs under ASC Topic 820, “Fair Value Measurements and Disclosures”.  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2013, 2014 or 2015.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2015

Dental equipment	$10,111,108	$10,469,568
Furniture and fixtures	1,665,911	1,700,995
Leasehold improvements	13,386,795	14,242,399
Computer equipment, software and related items	7,559,243	7,938,697
Instruments	2,002,126	1,731,505
	34,725,183	36,083,164

Less - accumulated depreciation	(23,467,158)	(26,275,150)

Property and equipment, net	$11,258,025	$9,808,014

(5)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2014	2015

Management Agreements	25 years	$21,800,123	$21,800,123
Less - accumulated amortization		(13,389,588)	(14,234,475)

Intangible assets, net		$8,410,535	$7,565,648

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2016	$844,564
2017	844,564
2018	844,564
2019	836,055
2020	808,550
Thereafter	3,387,351

$7,565,648

(6)	DEBT

Debt consists of the following:

	December 31,
	2014	2015
Revolving credit agreement with a bank not to exceed $12.0 million, at either, or a combination of, the lender’s Prime Rate plus (3.25% at December 31, 2014) or a LIBOR rate plus 1.15%(1.31% at December 31, 2014), collateralized by substantially all of the assets of the Company, due in September 2016.	9,833,453	-

Revolving credit agreement with a bank not to exceed $2.0 million, at a LIBOR rate plus 2.90%,collateralized by substantially all of the assets of the Company, due in March 2018.	-	207,578

$10.0 million reducing revolving loan with a bank, at a LIBOR rate plus 2.90%with mandatory quarterly payments of approximately $500,000, collateralized by substantially all of the assets of the Company, due in March 2021.	-	10,000,000

	9,833,453	10,207,578
Less - current maturities	-	(1,500,000)

Long-term debt, net of current maturities	$9,833,453	$8,707,578

Credit Facility

On September 13, 2013, the Company entered into a Credit Agreement with Compass Bank, which was amended on February 12, 2014, August 8, 2014 and August 12, 2015 (the “Prior Credit Facility”).  At December 31, 2015, the Company had approximately $10.2 million in LIBOR rate borrowings outstanding and approximately $1.8 million available for borrowing under the Prior Credit Facility.  The Prior Credit Facility was to mature on September 13, 2016.

On March 29 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company (the “New Credit Facility”).  Upon the funding of the New Credit Facility, which is occurring on or about March 30, 2016, the Company is using the New Credit Facility to repay the indebtedness under and terminate the Prior Credit Facility.  The New Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  There is no commitment fee or origination fee on the New Credit Facility.  The New Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

Scheduled Maturities

The scheduled maturities of debt are as follows:

Year	Amount

2016	$1,500,000
2017	2,000,000
2018	2,207,578
2019	2,000,000
2020	2,000,000
2021	500,000

$10,207,578

(7)	SHAREHOLDERS' EQUITY

Shares Repurchased and Retired

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2013 and 2015, the Company did not purchase any shares of its Common Stock.  During 2014, the Company, in two separate transactions, repurchased and retired a total of 400 shares of its Common Stock for total consideration of approximately $6,300 at prices ranging from $15.38 to $15.49 per share.  As of December 31, 2015, approximately $885,000 of the previously authorized amount was available for purchases.

Stock-Based Compensation Plans

The Company’s shareholders approved the 2005 Equity Incentive Plan (as amended, “2005 Plan”) in June 2005.  The 2005 Plan terminated on March 17, 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of December 31, 2015, there were 307,672 vested options and 136,994 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) on June 9, 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan is confirmed by and subject to the terms of an award agreement.  As of December 31, 2015, there were 11,000 unvested options granted under the 2015 Plan and 189,000 shares available for issuance under the 2015 Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2013	2014	2015

Expected life (1)	5.0	4.5	3.3
Risk-free interest rate (2)	0.90%	1.45%	1.00%
Expected volatility (3)	50%	35%	35%
Expected dividend yield	5.05%	6.05%	6.93%
Expected forfeiture (4)	17.77%	18.32%	27.00%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2013, 2014 and 2015, and changes during the years then ended, is presented below:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2012	477,767	$18.63	$10.75 - $21.85	4.3	$223
Granted	89,000	$17.41	$17.25 - $18.95
Exercised	(53,501)	$18.27	$10.75 - $20.02
Canceled	(30,433)	$18.00	$15.22 - $20.02

Balance at December 31, 2013	482,833	$18.48	$10.75 - $21.85	3.9	$214
Granted	210,000	$14.75	$12.55 - $17.80
Exercised	(10,000)	$10.75	$10.75 - $10.75
Canceled	(96,000)	$18.30	$16.50 - $21.85

Balance at December 31, 2014	586,833	$17.36	$11.50 - $21.00	4.2	$197
Granted	11,000	$12.69	$12.64 - $12.74
Exercised	(6,667)	$11.50	$11.50 - $11.50
Canceled	(135,500)	$18.83	$12.55 - $21.00

Balance at December 31, 2015	455,666	$16.82	$12.55 - $19.75	4.2	$-

Exercisable at December 31, 2013	276,169	$18.95	$10.75 - $21.85	2.9	$152

Exercisable at December 31, 2014	322,834	$18.89	$11.50 - $21.00	2.4	$23

Exercisable at December 31, 2015	307,672	$17.79	$12.55 - $19.75	3.4	$-

The weighted average grant date fair value of options granted was $4.93, $2.47 and $1.81 per option during the years ended December 31, 2013, 2014 and 2015, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2013, 2014 and 2015 were $43,000, $64,500 and $8,000, respectively. The associated income tax effect from stock options exercised during the years ended December 31, 2013, 2014 and 2015 was ($60,000), $11,000 and ($5,000), respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2013, 2014 and 2015 was $165,000, $67,000 and $11,000, respectively. As of December 31, 2015, there was approximately $205,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.89 years.

The following table summarizes information about the options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2015	Weighted Average Exercise Price

$10.93 — 13.11	77,000	6.1	$12.57	22,005	$12.50
15.30 — 17.48	166,000	4.8	16.14	85,001	16.32
17.49 — 19.66	121,000	3.6	18.26	109,000	18.33
19.67 — 21.85	91,666	2.3	19.75	91,666	19.75

$10.93 — 21.85	455,666	4.2	$16.82	307,672	$17.79

(8)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to 15 years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $4,452,030, $4,730,324 and $4,851,547 for the years ended December 31, 2013, 2014 and 2015, respectively.

Future minimum lease commitments for operating leases with remaining non-cancellable terms of one or more years are as follows:

Years ending December 31,
2016	$4,159,000
2017	3,711,000
2018	3,069,000
2019	2,560,000
2020	1,578,000
Thereafter	2,986,000

$18,063,000

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

During the quarter ended September 30, 2013, the Company remeasured and reduced the value of contingent liabilities by $196,000 and recognized this amount as other income for the quarter.  The $401,000 of contingent liabilities became payable as of September 30, 2013.  During the quarter ended December 31, 2015, the Company remeasured and reduced the value of contingent liabilities by $100,000 and recognized this amount as other income for the quarter.  As of December 31, 2015, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Income tax expense for the years ended December 31, 2013, 2014 and 2015 consisted of the following:

	2013	2014	2015
Current:
Federal	$122,278	$(16,309)	$33,519
State	34,115	34,829	14,933
	156,393	18,520	48,452
Deferred:
Federal	(28,857)	(357,224)	(339,511)
State	(5,576)	(64,081)	(29,973)
	(34,433)	(421,305)	(369,484)

Total income tax expense	$121,960	$(402,785)	$(321,032)

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2013	2014	2015

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences - Travel and entertainment expenses	6.0	(0.5)	(0.5)
Share based compensation	3.5	(5.6)	(3.4)
Other	11.3	(0.5)	(1.8)
	57.8%	30.4%	31.3%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2014	2015

Deferred tax assets current:
Net operating loss carryforwards	$337,980	$-
Accruals not currently deductible	121,564	131,514
Allowance for doubtful accounts	155,400	144,300
Charitable contribution carryover	-	93
	614,944	275,907
Deferred tax assets long-term:
Stock option compensation	485,961	528,701
	485,961	528,701
Deferred tax liabilities long-term:
Depreciation for tax over books	(1,073,349)	(525,241)
Contingent liabilities impairment	(158,730)	(198,790)
Intangible asset amortization for tax over books	(2,205,203)	(2,047,470)
	(3,437,282)	(2,771,501)
Net long-term deferred tax liability	(2,951,321)	(2,242,800)

Net deferred tax asset (liability)	$(2,336,377)	$(1,966,893)

The Company’s deferred tax assets are related to: accruals not currently deductible, allowance for doubtful accounts and stock option timing differences between book and tax and net operating loss (“NOL”) carryforwards.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of cumulative tax depreciation and amortization expense exceeding book depreciation and amortization and contingent liabilities recorded in 2014 and 2015.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2013, 2014 and 2015, tax benefits associated with the exercise of stock options (increased) reduced taxes payable by approximately ($60,000), $11,000 and ($5,000), respectively, and increased (reduced) equity by the same amount.

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

As of December 31, 2014, the Company had federal and state income tax (NOL) carryforwards of $913,000 and $700,000, respectively.  The federal income tax (NOL) carryforwards will be fully utilized for the 2015 tax year.  The Company had $45,000 of state income tax (NOL) carryforwards remaining after the 2015 tax year, which will begin to expire in 2033.

Under professional standards, the Company’s policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and regulations, revenue rulings, court decisions and other evidence.

At December 31, 2014 and 2015, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2014 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2011-2015 remain open to examination by the taxing jurisdictions to which the Company is subject.

(10)	BENEFIT PLANS

401(k)/Stock Bonus Plan and Profit Sharing

The Company has a 401(k)/Stock Bonus Plan, which was established in 1997. Eligible employees may make voluntary contributions to the plan.  The Company matches 40% of the first 6% of each employee’s contribution.  The Company contributed $253,000, $230,000 and $239,000 towards the plan for the years ended December 31, 2013, 2014 and 2015, respectively.  In addition, the Company may make profit sharing contributions at its discretion in cash or in Common Stock of the Company. For the years ended December 31, 2013, 2014 and 2015, the Company did not make any profit sharing contributions.

Other Company Benefits

The Company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health and life insurance and a cafeteria plan. In addition, regular full-time and regular part-time employees are entitled to certain dental benefits.

(11)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, ''Disclosures About Fair Value of Financial Instruments”, requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company's long-term debt are based on similar rates currently available to the Company.  The Company believes the book value approximates fair value for the notes receivable.

The Company follows ASC Topic 820, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2014 or 2015.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 by level within the fair value hierarchy:

	2014			2015
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance at January 1	$-	$-	$421,000	$-	$-	$421,000

Additions			-			-

Deletions			-			-

Revisions			-			(100,000)

Contingent Liabilities Balance at December 31			$421,000			$321,000

During the quarter ended December 31, 2015, the Company remeasured and reduced the value of contingent liabilities by $100,000 and recognized this amount as other income for the quarter.  As of December 31, 2015, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets.

(12)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income (Loss)	Net Income (Loss) Per Share of Common Stock - Diluted
2013 quarter ended:
March 31, 2013	$16,604,302	$1,573,553	$241,314	$0.13
June 30, 2013	16,436,292	1,648,484	179,560	0.10
September 30, 2013	16,061,071	1,001,951	955	-
December 31, 2013	15,004,209	674,484	(332,656)	(0.18)

	$64,105,874	$4,898,472	$89,173	$0.05

2014 quarter ended:
March 31, 2014	$16,806,398	$1,331,850	$49,331	$0.03
June 30, 2014	16,876,523	1,167,005	(59,241)	(0.03)
September 30, 2014	16,100,844	755,273	(402,688)	(0.22)
December 31, 2014	15,341,835	417,832	(511,036)	(0.27)

	$65,125,600	$3,671,960	$(923,634)	$(0.50)

2015 quarter ended:
March 31, 2015	$16,587,524	$1,083,650	$(45,876)	$(0.02)
June 30, 2015	16,354,629	966,695	(57,493)	(0.03)
September 30, 2015	15,852,756	494,811	(226,636)	(0.12)
December 31, 2015	15,048,928	353,339	(374,665)	(0.21)

	$63,843,837	$2,898,495	$(704,670)	$(0.38)

(13)	SUBSEQUENT EVENTS

On March 29 2016, the Company entered into the New Credit Facility.  Upon the funding of the New Credit Facility, which is occurring on or about March 30, 2016, the Company is using the New Credit Facility to repay the indebtedness under and terminate the Prior Credit Facility.  The New Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  There is no commitment fee or origination fee on the New Credit Facility.  The New Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2015.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2015 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On March 29 2016, the Company entered into the New Credit Facility.  Upon the funding of the New Credit Facility, which is occurring on or about March 30, 2016, the Company is using the New Credit Facility to repay the indebtedness under and terminate its prior credit facility.  The New Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  There is no commitment fee or origination fee on the New Credit Facility.  The New Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  Through the remainder of 2016, dividends are prohibited under the New Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2015 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2015 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2015 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2015 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2015 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets ‑ December 31, 2014 and 2015

Consolidated Statements of Operations ‑ Years ended December 31, 2013, 2014 and 2015

Consolidated Statements of Shareholders’ Equity Years ended December 31, 2013, 2014 and 2015

Consolidated Statements of Cash Flows ‑ Years ended December 31, 2013, 2014 and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II ‑ Valuation and Qualifying Accounts ‑ Years Ended December 31, 2013, 2014 and 2015

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2016
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 30, 2016
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary, Treasurer	March 30, 2016
Dennis N. Genty	and Director (Principal Financial and Accounting Officer)

/s/ Brooks G. O’Neil	Director	March 30, 2016
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 30, 2016
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 30, 2016
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 30, 2016 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Birner Dental Management Services, Inc., listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Birner Dental Management Services, Inc.'s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 30, 2016

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2015	$420,000	$811,528	$841,528	$390,000
2014	$420,000	$873,269	$873,269	$420,000
2013	$303,910	$390,218	$274,128	$420,000

(1) Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document

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

10.3*
Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 99 of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2005.

10.4*
Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, as amended as of June 5, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2014.

10.5*
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

10.45
Second Omnibus Amendment to Loan Documents, dated August 8, 2014, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 13, 2014.

10.46
Third Omnibus Amendment to Loan Documents, dated August 12, 2015, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2015.

10.47†	Loan and Security Agreement dated March 29, 2016 between the Company and Guaranty Bank and Trust Company.
23†	Hein & Associates LLP consent dated March 30, 2016.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1††	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

††	Furnished with this Form 10-K.

*	Indicates a management contract or compensatory plan or arrangement.