Form 10-Q
period 2016-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2016-05-13
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

            Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 2, 2016
Common Stock, no par value	1,860,261

 BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2015	March 31, 2016
CURRENT ASSETS:
Cash	$258,801	$525,598
Accounts receivable, net of allowance for doubtful accounts of approximately $390,000 and $390,000, respectively	3,043,655	3,482,873
Note receivable	34,195	34,195
Deferred tax asset	275,907	287,875
Income tax receivable	73,878	-
Prepaid expenses and other assets	575,770	799,862

Total current assets	4,262,206	5,130,403

PROPERTY AND EQUIPMENT, net	9,808,014	9,182,513

OTHER NONCURRENT ASSETS:
Intangible assets, net	7,565,648	7,354,507
Deferred charges and other assets	155,741	155,741
Note receivable	55,002	47,755

Total assets	$21,846,611	$21,870,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,920,998	$2,246,412
Accrued expenses	1,547,915	980,154
Accrued payroll and related expenses	2,330,398	2,703,232
Income taxes payable	-	150,709
Current maturities of long-term debt	1,500,000	2,000,000

Total current liabilities	8,299,311	8,080,507

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,242,800	2,050,984
Long-term debt	8,707,578	9,117,598
Other long-term obligations	949,554	1,037,025

Total liabilities	20,199,243	20,286,114

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,861,106 and 1,860,261 shares issued and outstanding, respectively	1,446,182	1,484,029
Retained earnings	201,186	100,776

Total shareholders' equity	1,647,368	1,584,805

Total liabilities and shareholders' equity	$21,846,611	$21,870,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2015	2016
REVENUE:
Dental practice revenue	$15,388,974	$15,366,543
Capitation revenue	1,198,550	1,064,690
	16,587,524	16,431,233

DIRECT EXPENSES:
Clinical salaries and benefits	9,944,817	9,870,950
Dental supplies	745,484	725,273
Laboratory fees	810,377	871,615
Occupancy	1,474,673	1,566,805
Advertising and marketing	160,887	158,870
Depreciation and amortization	1,109,871	1,020,091
General and administrative	1,257,765	1,403,210
	15,503,874	15,616,814

Contribution from dental offices	1,083,650	814,419

CORPORATE EXPENSES:
General and administrative	1,075,005 (1)	876,906 (1)
Depreciation and amortization	55,335	62,799

OPERATING LOSS	(46,690)	(125,286)
Interest expense, net	28,516	39,322

LOSS BEFORE INCOME TAXES	(75,206)	(164,608)
Income tax benefit	(29,330)	(64,198)

NET LOSS	$(45,876)	$(100,410)

Net loss per share of Common Stock - Basic	$(0.02)	$(0.05)

Net loss per share of Common Stock - Diluted	$(0.02)	$(0.05)

Cash dividends per share of Common Stock	$0.22	$-

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,859,689	1,860,482

Diluted	1,859,689	1,860,482

(1)	Corporate expenses - general and administrative includes $80,773 and $46,707 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2015 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Shareholders' Equity

BALANCES, December 31, 2015	1,861,106	$1,446,182	$201,186	$1,647,368
Purchase and retirement of Common Stock	(845)	(8,860)	-	(8,860)
Stock-based compensation expense	-	46,707	-	46,707
Net loss	-	-	(100,410)	(100,410)

BALANCES, March 31, 2016	1,860,261	$1,484,029	$100,776	$1,584,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,876)	$(100,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,165,206	1,082,890
Stock-based compensation expense	80,773	46,707
Provision for doubtful accounts	175,142	234,920
Benefit from deferred income taxes	(223,738)	(203,784)
Changes in assets and liabilities:
Accounts receivable	(696,963)	(674,138)
Prepaid expenses and other assets	(83,472)	(224,092)
Deferred charges and other assets	2,300	-
Accounts payable	(414,439)	(674,586)
Accrued expenses	(195,620)	(158,318)
Accrued payroll and related expenses	382,595	372,834
Income taxes payable (receivable)	189,258	224,587
Other long-term obligations	(2,172)	87,471
Net cash provided by operating activities	332,994	14,081

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(187,388)	(246,248)
Note receivable	6,826	7,247
Net cash used in investing activities	(180,562)	(239,001)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Advances – line of credit	7,070,628	6,761,108
Repayments – line of credit	(6,684,030)	(5,851,088)
Purchase and retirement of Common Stock	-	(8,860)
Common stock cash dividends	(409,131)	(409,443)
Net cash provided by (used in) financing activities	(22,533)	491,717

NET CHANGE IN CASH	129,899	266,797
CASH, beginning of period	310,229	258,801
CASH, end of period	$440,128	$525,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2015	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$35,925	$50,759
Cash paid for income taxes	$5,150	$-
Cash received for income taxes	$-	$85,000

NON-CASH ITEMS:
Repayments - line of credit with Compass Bank	$-	$10,617,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2016.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $82,000 in principal amount was outstanding at March 31, 2016.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of March 31, 2016 or December 31, 2015.
.
Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at approximately $211,000 for the quarters ended March 31, 2016 and 2015.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended March 31, 2016 and 2015.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended March 31, 2016 and 2015 was approximately $47,000 and $81,000, respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended March 31, 2016 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended March 31, 2016 for the expected option term.

Index
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

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The objective of the new guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows.   ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.   Early adoption of ASU 2016-09 is permitted.  The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

(3)	LOSS PER SHARE

The Company calculates earnings (loss) per share (“EPS”)  in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2015			2016
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(45,876)	1,859,689	$(0.02)	$(100,410)	1,860,482	$(0.05)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(45,876)	1,859,689	$(0.02)	$(100,410)	1,860,482	$(0.05)

For the quarters ended March 31, 2016 and 2015, options to purchase 544,666 and 478,935 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated on March 17, 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of March 31, 2016, there were 312,672 vested options and 131,994 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

Index
The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) on June 9, 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of March 31, 2016, there were 100,000 unvested options granted under the 2015 Plan and 100,000 shares available for issuance under the 2015 Plan.

A summary of option activity as of March 31, 2016, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2016	455,666	$16.82	$12.55 - $19.75	4.2	$-
Granted	95,000	$10.11	$10.04 - $11.11
Cancelled	(6,000)	$12.74	$12.74 - $12.74

Outstanding at March 31, 2016	544,666	$15.70	$10.04 - $19.75	4.4	$-

Exercisable at March 31, 2016	312,672	$17.78	$12.55 - $19.75	3.2	$-

No options were granted during the quarter ended March 31, 2015.  The weighted average grant date fair values of options granted was $1.74 per share during the quarter ended March 31, 2016.  As of March 31, 2016, there was approximately $281,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.55 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 2014; April 2014; July 2014; October 2014	$0.22
January 2015; April 2015; July 2015; October 2015
January 2016

The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or require the Company to reduce the dividends. Such factors include the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, credit agreement restrictions, state corporate law restrictions, results of operations and such other factors that the Company’s Board of Directors may consider relevant.  On March 29, 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company (the “Credit Facility”).  Through the remainder of 2016, dividends are prohibited under the Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

Index
(6)	LINE OF CREDIT

On March 29, 2016, the Company entered into the Credit Facility.  The Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter beginning July 1, 2016.  The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  As of March 31, 2016, the revolving line of credit rate was 3.33% and the reducing revolving loan rate was 3.33%.  There is no commitment fee or origination fee on the Credit Facility.  At March 31, 2016, the Company had approximately $1.1 million of borrowings outstanding under the revolving line of credit and approximately $863,000 available for borrowing under the Credit Facility.  The Company had $10.0 million of borrowings outstanding under the reducing revolving loan.  The Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  At March 31, 2016, the Company was in compliance with the Credit Facility covenants.  Through the remainder of 2016, dividends are prohibited under the Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the Credit Agreement with Compass Bank with borrowings under the new Credit Facility.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended March 31, 2016 and 2015.

Index
The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and March 31, 2016 by level within the fair value hierarchy:

	December 31, 2015 Fair Value Measurement Using			March 31, 2016 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$321,000	$-	-	$321,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of March 31, 2016, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2016 and 2015. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 69 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 33 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

Index
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

The Company opened a de novo Office in Commerce City, Colorado in January 2016.  The Company does not intend to open any additional de novo Offices during 2016.  Instead, it will focus on gaining profitability in it most recently opened Offices and its existing facilities, filling excess capacity in its Offices, and paying down bank debt.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no significant changes to these policies since the filing of that report.

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

Index
Results of Operations

For the quarter ended March 31, 2016, revenue decreased $156,000, or 0.9%, to $16.4 million compared to $16.6 million for the quarter ended March 31, 2015.  For the quarter ended March 31, 2016, net loss increased $54,000 to $(100,000), or $(.05) per share, compared to $(46,000), or $(0.02) per share, for the quarter ended March 31, 2015.

The increase in net loss is attributable to the Company’s two most recently opened de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016.  The Company’s de novo Offices typically take a period of time after opening before they generate positive net income.  These two Offices had a net loss of $(261,000) for the quarter ended March 31, 2016.

During the quarter ended March 31, 2016, the Company generated $14,000 of cash from operations.  During this period, the Company had capital expenditures of approximately $246,000 and paid dividends of approximately $409,000.

The Company’s earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) decreased $195,000, or 16.3%, to $1.0 million for the quarter ended March 31, 2016 compared to $1.2 million for the quarter ended March 31, 2015.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net and income tax benefit to net loss as in the following table:

	Quarters Ended March 31,
	2015	2016
RECONCILIATION OF EBITDA:
Net loss	$(45,876)	$(100,410)
Add back:
Depreciation and amortization - Offices	1,109,871	1,020,091
Depreciation and amortization - Corporate	55,335	62,799
Stock-based compensation expense	80,773	46,707
Interest expense, net	28,516	39,323
Income tax benefit	(29,330)	(64,198)

Adjusted EBITDA	$1,199,289	$1,004,312

Significantly contributing to the decrease in Adjusted EBITDA during the quarter ended March 31, 2016 was negative Adjusted EBITDA from the Company’s two most recently opened de novo Offices.  These two Offices had negative Adjusted EBITDA of $210,000 for the quarter ended March 31, 2016.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2015		2016

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	60.0%		60.1%
Dental supplies	4.5%		4.4%
Laboratory fees	4.9%		5.3%
Occupancy	8.9%		9.5%
Advertising and marketing	1.0%		1.0%
Depreciation and amortization	6.7%		6.2%
General and administrative	7.6%		8.5%
	93.5%		95.0%

Contribution from dental offices	6.5%		5.0%

Corporate Expenses:
General and administrative	6.5	%(1)	5.3	%(1)
Depreciation and amortization	0.3%		0.4%

Operating loss	(0.3)%		(0.8)%

Interest expense	0.2%		0.2%

Loss before income taxes	(0.5)%		(1.0)%
Income tax benefit	(0.2)%		(0.4)%

Net loss	(0.3)%		(0.6)%

(1)	Corporate expenses - general and administrative includes $80,773 and $46,707 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2015 and 2016, respectively.

Index
Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015:

Revenue

For the quarter ended March 31, 2016, revenue decreased $156,000, or 0.9%, to $16.4 million compared to $16.6 million for the quarter ended March 31, 2015.  The Company believes that dentist transition contributed to this decrease.  Two de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016, accounted for an increase of $197,000 in revenue during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2016, clinical salaries and benefits decreased $74,000, or 0.7%, to $9.9 million compared to the quarter ended March 31, 2015.  Clinical salaries decreased $246,000 at the 67 Offices open during each full quarter, reflecting the elimination of support employees at certain Offices and  restructured bonus programs, both of which occurred in the fourth quarter of 2015.  The two de novo Offices accounted for an additional $172,000 of clinical salaries and benefits during the quarter ended March 31, 2016.  As a percentage of revenue, clinical salaries and benefits increased to 60.1% for the quarter ended March 31, 2016 compared to 60.0% for the quarter ended March 31, 2015.

Dental supplies. For the quarter ended March 31, 2016, dental supplies decreased to $725,000 compared to $745,000 for the quarter ended March 31, 2015, a decrease of $20,000, or 2.7%.  Dental supplies decreased $36,000 at the 67 Offices open during each full quarter while the two de novo Offices accounted for an additional $16,000 of dental supplies during the quarter ended March 31, 2016.  As a percentage of revenue, dental supplies decreased to 4.4% for the quarter ended March 31, 2016 compared to 4.5% for the quarter ended March 31, 2015.

Laboratory fees. For the quarter ended March 31, 2016, laboratory fees increased to $872,000 compared to $810,000 for the quarter ended March 31, 2015, an increase of $62,000, or 7.6%.  Laboratory fees increased $51,000 at the 67 Offices open during each full quarter.  The increase in laboratory fees is attributable to increases in periodontal procedures and surgically placed dental implants.  Additionally, the two de novo Offices accounted for $11,000 of laboratory fees during the quarter ended March 31, 2016.  As a percentage of revenue, laboratory fees increased to 5.3% for the quarter ended March 31, 2016 compared to 4.9% for the quarter ended March 31, 2015.

Occupancy. For the quarter ended March 31, 2016, occupancy expense increased to $1.6 million compared to $1.5 million for the quarter ended March 31, 2015, an increase of $92,000, or 6.2%.  The two de novo Offices accounted for an additional $129,000 of occupancy expense during the quarter ended March 31, 2016 while occupancy expense decreased $37,000 at the 67 Offices open during each full quarter.  As a percentage of revenue, occupancy expense increased to 9.5% for the quarter ended March 31, 2016 compared to 8.9% for the quarter ended March 31, 2015.

Advertising and marketing. For the quarter ended March 31, 2016, advertising and marketing expenses decreased to $159,000 compared to $161,000 for the quarter ended March 31, 2015, a decrease of $2,000, or 1.3%.  Advertising and marketing expenses decreased $13,000 at the 67 Offices open during each full quarter while the two de novo Offices accounted for an additional $11,000 of advertising and marketing expenses during the quarter ended March 31, 2016.  As a percentage of revenue, advertising and marketing expenses remained constant at 1.0% for the quarters ended March 31, 2016 and 2015.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended March 31, 2016, depreciation and amortization expenses attributable to the Offices decreased to $1.0 million compared to $1.1 million for the quarter ended March 31, 2015, a decrease of $90,000, or 8.1%.  There was a decrease of $140,000 in depreciation and amortization expenses attributable to the 67 Offices open during each full quarter.  Additionally, the two de novo Offices accounted for $50,000 of depreciation and amortization expenses during the quarter ended March 31, 2016.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 6.2% for the quarter ended March 31, 2016 compared to 6.7% for the quarter ended March 31, 2015.

General and administrative-Offices.  For the quarter ended March 31, 2016, general and administrative expenses attributable to the Offices increased to $1.4 million compared to $1.3 million for the quarter ended March 31, 2015, an increase of $145,000, or 11.6%.  The increase in general and administrative expenses is attributable to increases of $60,000 in bad debt expense and $23,000 in travel and entertainment expenses at the 67 Offices open during each full quarter.  The two de novo Offices accounted for an additional $69,000 of general and administrative expenses during the quarter ended March 31, 2016.  As a percentage of revenue, general and administrative expenses increased to 8.5% for the quarter ended March 31, 2016 compared to 7.6% for the quarter ended March 31, 2015.

Index
Contribution from dental Offices

As a result of revenue decreasing $156,000 and direct expenses increasing $113,000 during the quarter ended March 31, 2016, contribution from dental Offices decreased $269,000, or 24.8%, to $814,000 for the quarter ended March 31, 2016 compared to $1.1 million for the quarter ended March 31, 2015.  As a percentage of revenue, contribution from dental Offices decreased to 5.0% for the quarter ended March 31, 2016 compared to 6.5% for the quarter ended March 31, 2015.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2016, corporate expenses – general and administrative decreased to $877,000 compared to $1.1 million for the quarter ended March 31, 2015, a decrease of $198,000, or 18.4%.  This decrease is attributable to decreases of $81,000 in corporate wages, $35,000 in travel and entertainment expenses, $34,000 related to stock-based compensation pursuant to ASC Topic 718 and $17,000 in professional fees.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.3% for the quarter ended March 31, 2016 compared to 6.5% for the quarter ended March 31, 2015.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2016, corporate expenses - depreciation and amortization increased to $63,000 compared to $55,000 for the quarter ended March 31, 2015, an increase of $7,000, or 13.5%.  This increase is attributable to computer software added to the corporate office.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.4% for the quarter ended March 31, 2016 compared to 0.3% for the quarter ended March 31, 2015.

Operating loss

As a result of the matters discussed above, the Company’s operating loss increased by $79,000 to $(125,000) for the quarter ended March 31, 2016 compared to $(47,000) for the quarter ended March 31, 2015.  As a percentage of revenue, operating loss increased to (0.8%) for the quarter ended March 31, 2016 compared to (0.3%) for the quarter ended March 31, 2015.

Interest expense, net

For the quarter ended March 31, 2016, interest expense, net increased to $39,000 compared to $29,000 for the quarter ended March 31, 2015, an increase of $11,000, or 37.9%.  This increase in interest expense, net was caused by a higher interest rate on the Credit Facility.  As a percentage of revenue, interest expense remained constant at 0.2% for the quarters ended March 31, 2016 and 2015.

Net loss

As a result of the above, the Company’s net loss was $(100,000) for the quarter ended March 31, 2016 compared to $(46,000) for the quarter ended March 31, 2015, an increase of $54,000.  Net loss for the quarter ended March 31, 2016 was net of income tax benefit of $(64,000), while net loss for the quarter ended March 31, 2015 was net of income tax benefit of $(29,000).  The effective tax rate remained constant at 39.0% for the quarters ended March 31, 2016 and 2015. As a percentage of revenue, net loss increased to (0.6%) for the quarter ended March 31, 2016 compared to (0.3%) for the quarter ended March 31, 2015.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of March 31, 2016, the Company had a working capital deficit of approximately $3.0 million, retained earnings of $101,000 and a cash balance of $526,000.

On March 29, 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company (“the Credit Facility”).  The Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter beginning July 1, 2016.  The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  As of March 31, 2016, the revolving line of credit rate was 3.33% and the reducing revolving loan rate was 3.33%.  There is no commitment fee or origination fee on the Credit Facility.  At March 31, 2016, the Company had approximately $1.1 million of borrowings outstanding under the revolving line of credit and approximately $863,000 available for borrowing under the Credit Facility.  The Company had $10.0 million of borrowings outstanding under the reducing revolving loan.  The Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.50 to 1.00 for the period ending June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  At March 31, 2016, the Company was in compliance with the Credit Facility covenants.  Through the remainder of 2016, dividends are prohibited under the Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

Index
On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the Credit Agreement with Compass Bank with borrowings under the new Credit Facility.

Net cash provided by operating activities was approximately $14,000 and $333,000 for the quarters ended March 31, 2016 and 2015, respectively.  During the quarter ended March 31, 2016, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of increases of approximately $225,000 in income taxes payable and $87,000 in other long-term obligations, offset by an increase in accounts receivable of approximately $674,000, a decrease in accounts payable and accrued expenses of approximately $460,000 and an increase in prepaid expenses and other assets of approximately $224,000.  During the quarter ended March 31, 2015, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in income taxes payable of approximately $189,000, offset by an increase in accounts receivable of approximately $697,000, a decrease in accounts payable and accrued expenses of approximately $227,000, an increase in prepaid expenses and other assets of approximately $83,000 and a decrease in other long-term obligations of approximately $2,000.

Net cash used in investing activities was approximately $239,000 and $181,000 for the quarters ended March 31, 2016 and 2015, respectively.  For the quarter ended March 31, 2016, the Company invested approximately $246,000 in capital expenditures, including approximately $121,000 for a de novo Office that opened during the first quarter of 2016 and $56,000 related to one Office that was converted to digital radiography, offset by a decrease in a note receivable of $7,000.  For the quarter ended March 31, 2015, the Company invested approximately $187,000 in capital expenditures, consisting primarily of maintenance capital expenditures, offset by a decrease in a note receivable of $7,000.

Net cash provided by financing activities was approximately $492,000 for the quarter ended March 31, 2016 and net cash used in financing activities was approximately $23,000 for the quarter ended March 31, 2015.  During the quarter ended March 31, 2016, net cash provided by financing activities was comprised of approximately $910,000  in net advances under the Credit Facility after giving effect to the repayment of the Compass Bank credit facility, offset by approximately $409,000 for the payment of dividends.  Partially contributing to the net advances under the new Credit Facility was a requirement that the Company leave excess cash at Compass Bank to satisfy outstanding checks.  During the quarter ended March 31, 2015, net cash used in financing activities was comprised of approximately $409,000 for the payment of dividends, offset by approximately $387,000 in advances under the Compass Bank credit facility.

As of March 31, 2016, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Debt obligations	$11,117,598	$2,000,000	$5,117,598	$4,000,000	$-
Operating lease obligations	17,130,700	4,093,951	6,538,781	3,760,021	2,737,947
Total	$28,248,298	$6,093,951	$11,656,379	$7,760,021	$2,737,947

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and debt service requirements for at least the next 12 months.  In order to meet its long-term liquidity or capital needs, the Company may need to issue additional equity and debt securities, subject to market and other conditions.  In addition, the Company may engage in an equity financing.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy or remain listed on Nasdaq and could negatively affect its operations in future periods.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2016.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchased by the Company during the period January 1, 2016 through March 31, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 through January 31, 2016	845	(2)	$10.49	845	$876,000
February 1, 2016 through February 29, 2016	-		-	-	$876,000
March 1, 2016 through March 31, 2016	-		-	-	$876,000
Total	845		$10.49	845

(1)	The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate. As of March 31, 2016, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.

(2)	During January 2016, the Company repurchased a total of 845 shares of its Common Stock because it was an attractive investment.

Index
ITEM 6.   EXHIBITS

Exhibit Number	Description of Document

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

10.1
Loan and Security Agreement, dated as of March 29, 2016, between the Company and Guaranty Bank and Trust Company, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 13, 2016	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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

10.1
Loan and Security Agreement, dated as of March 29, 2016, between the Company and Guaranty Bank and Trust Company, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016

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