Form 10-Q
period 2016-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2016-08-15
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No         ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 3, 2016
Common Stock, no par value	1,860,261

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
ASSETS	2015	2016
CURRENT ASSETS:
Cash	$258,801	$293,966
Accounts receivable, net of allowance for doubtful accounts of approximately $390,000 and $390,000, respectively	3,043,655	3,244,751
Note receivable	34,195	34,195
Deferred tax asset	275,907	283,443
Income tax receivable	73,878	-
Prepaid expenses and other assets	575,770	764,743

Total current assets	4,262,206	4,621,098

PROPERTY AND EQUIPMENT, net	9,808,014	8,491,613

OTHER NONCURRENT ASSETS:
Intangible assets, net	7,565,648	7,143,366
Deferred charges and other assets	155,741	155,741
Note receivable	55,002	40,399

Total assets	$21,846,611	$20,452,217

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,920,998	$2,781,103
Accrued expenses	1,547,915	901,631
Accrued payroll and related expenses	2,330,398	2,433,361
Income taxes payable	-	105,339
Current maturities of long-term debt	1,500,000	2,000,000

Total current liabilities	8,299,311	8,221,434

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,242,800	1,941,098
Long-term debt	8,707,578	7,785,367
Other long-term obligations	949,554	1,105,841

Total liabilities	20,199,243	19,053,740

SHAREHOLDERS’ EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,861,106 and 1,860,261 shares issued and outstanding, respectively	1,446,182	1,528,131
Retained earnings (accumulated deficit)	201,186	(129,654)

Total shareholders’ equity	1,647,368	1,398,477

Total liabilities and shareholders’ equity	$21,846,611	$20,452,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,				Six Months Ended June 30,
	2015		2016		2015		2016
REVENUE:
Dental practice revenue	$15,170,913		$14,654,768		$30,559,888		$30,021,310
Capitation revenue	1,183,716		1,230,372		2,382,266		2,295,063
	16,354,629		15,885,140		32,942,154		32,316,373

DIRECT EXPENSES:
Clinical salaries and benefits	9,718,810		9,450,678		19,663,626		19,321,628
Dental supplies	753,716		732,657		1,499,200		1,457,930
Laboratory fees	854,796		908,029		1,665,173		1,779,644
Occupancy	1,437,852		1,553,800		2,912,525		3,120,605
Advertising and marketing	220,017		155,208		380,905		314,078
Depreciation and amortization	1,084,479		1,018,043		2,194,350		2,038,133
General and administrative	1,318,264		1,341,988		2,576,029		2,745,198
	15,387,934		15,160,403		30,891,808		30,777,216

Contribution from dental offices	966,695		724,737		2,050,346		1,539,157

CORPORATE EXPENSES:
General and administrative	982,334	(1)	970,860	(1)	2,057,340	(2)	1,847,766	(2)
Depreciation and amortization	56,573		56,080		111,908		118,880

OPERATING LOSS	(72,212)		(302,203)		(118,902)		(427,489)
Interest expense, net	22,040		75,550		50,557		114,873

LOSS BEFORE INCOME TAXES	(94,252)		(377,753)		(169,459)		(542,362)
Income tax benefit	(36,759)		(147,324)		(66,089)		(211,522)

NET LOSS	$(57,493)		$(230,429)		$(103,370)		$(330,840)

Net loss per share of Common Stock - Basic	$(0.03)		$(0.12)		$(0.06)		$(0.18)

Net loss per share of Common Stock - Diluted	$(0.03)		$(0.12)		$(0.06)		$(0.18)

Cash dividends per share of Common Stock	$0.22		$-		$0.44		$-

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,859,689		1,860,261		1,859,689		1,860,372

Diluted	1,859,689		1,860,261		1,859,689		1,860,372

(1)	Corporate expense - general and administrative includes $46,491 and $44,102 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2015 and 2016, respectively.

(2)	Corporate expense - general and administrative includes $127,264 and $90,809 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2015 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings
	Shares	Amount	(Accumulated Deficit)	Shareholders’ Equity

BALANCES, December 31, 2015	1,861,106	$1,446,182	$201,186	$1,647,368
Purchase and retirement of Common Stock	(845)	(8,860)	-	(8,860)
Stock-based compensation expense	-	90,809	-	90,809
Net loss	-	-	(330,840)	(330,840)

BALANCES, June 30, 2016	1,860,261	$1,528,131	$(129,654)	$1,398,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,370)	$(330,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,306,258	2,157,013
Stock-based compensation expense	127,264	90,809
Provision for doubtful accounts	357,662	401,080
Benefit from deferred income taxes	(400,882)	(309,238)
Changes in assets and liabilities
Accounts receivable	(637,221)	(602,176)
Prepaid expenses and other assets	(116,260)	(188,973)
Deferred charges and other assets	2,450	-
Accounts payable	95,440	(139,895)
Accrued expenses	(73,309)	(236,841)
Accrued payroll and related expenses	262,358	102,963
Income taxes payable (receivable)	259,643	179,217
Other long-term obligations	(22,074)	156,287
Net cash provided by operating activities	2,057,959	1,279,406

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(657,241)	(418,330)
Note receivable	13,755	14,603
Net cash used in investing activities	(643,486)	(403,727)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	14,079,326	10,754,764
Repayments – line of credit	(14,557,305)	(10,894,265)
Repayments – reducing revolving loan	-	(282,710)
Purchase and retirement of Common Stock	-	(8,860)
Common Stock cash dividends	(818,263)	(409,443)
Net cash used in financing activities	(1,296,242)	(840,514)

NET CHANGE IN CASH	118,231	35,165
CASH, beginning of period	310,229	258,801
CASH, end of period	$428,460	$293,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$70,890	$112,527
Cash paid for income taxes	$5,150	$3,500
Cash received for income taxes	$-	$85,000

NON-CASH ITEMS:
Repayments - line of credit with Compass Bank	$-	$10,617,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
                BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company maintains control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ‘'nominee shareholder'') or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C.  The accompanying condensed consolidated statements of operations reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company.  Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices' business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment, and support personnel as required to operate the practices.

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

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2016.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $74,594 in principal amount was outstanding at June 30, 2016.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of June 30, 2016 or December 31, 2015.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at $211,000 for the quarters ended June 30, 2016 and 2015, respectively.  Amortization was approximately $422,000 and $423,000 for the six months ended June 30, 2016 and 2015, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended June 30, 2016 and 2015.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended June 30, 2016 and 2015 was approximately $44,000 and $46,000, respectively, related to stock options.  Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 was approximately $91,000 and $127,000, respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended June 30, 2016 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent periods ended June 30, 2016 for the expected option term.

Index
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and is currently evaluating the impact these changes will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for fiscal years beginning after December 15, 2016.  ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update did not affect the recognition and measurement guidance for debt issuance costs. This guidance was effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company adopted this guidance and it did not have a significant impact on the Company’s condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, the Company will be required to classify all deferred tax assets and liabilities as noncurrent.  This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The objective of the new guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows.   ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.   Early adoption of ASU 2016-09 is permitted.  The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

Index
(3)	LOSS PER SHARE

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2015			2016
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(57,493)	1,859,689	$(0.03)	$(230,429)	1,860,261	$(0.12)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(57,493)	1,859,689	$(0.03)	$(230,429)	1,860,261	$(0.12)

For the quarters ended June 30, 2016 and 2015, options to purchase 462,123 and 460,445 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

	Six Months Ended June 30,
	2015			2016
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(103,370)	1,859,689	$(0.06)	$(330,840)	1,860,372	$(0.18)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(103,370)	1,859,689	$(0.06)	$(330,840)	1,860,372	$(0.18)

For the six months ended June 30, 2016 and 2015, options to purchase 533,702 and 460,697 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

(4)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated on March 17, 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of June 30, 2016, there were 317,339 vested options and 127,327 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) on June 9, 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of June 30, 2016, there were 89,000 unvested options granted under the 2015 Plan and 111,000 shares available for issuance under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
Valuation Assumptions	2015 (5)	2016 (6)	2015 (5)	2016

Expected life (1)	-	-	-	3.25
Risk-free interest rate (2)	-	-	-	1.21%
Expected volatility (3)	-	-	-	39%
Expected dividend yield	-	-	-	7.81%
Expected forfeiture (4)	-	-	-	27.00%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter and six months ended June 30, 2015.
(6)	The Company did not issue any options during the quarter ended June 30, 2016.

A summary of option activity as of June 30, 2016, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2016	455,666	$16.82	$12.55 - $19.75	4.2	$-
Granted	95,000	$10.11	$10.04 - $11.11
Cancelled	(17,000)	$11.76	$10.04 - $12.74

Outstanding at June 30, 2016	533,666	$15.79	$10.04 - $19.75	4.1	$519

Exercisable at June 30, 2016	317,339	$17.77	$12.55 - $19.75	3.0	$43

No options were granted during the quarters ended June 30, 2016 and 2015.  As of June 30, 2016, there was approximately $233,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.36 years.

(5)	DIVIDENDS

The Company has declared and paid the following quarterly cash dividends.

Date Dividend Paid	Quarterly Dividend Paid per Share
January 2014; April 2014; July 2014; October 2014	$0.22
January 2015; April 2015; July 2015; October 2015
January 2016

Index
The payment of dividends in the future is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or require the Company to reduce the dividends. Such factors include the Company’s financial position, capital requirements and liquidity, the existence of a stock repurchase program, credit agreement restrictions, state corporate law restrictions, results of operations and such other factors that the Company’s Board of Directors may consider relevant.  On March 29, 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company, which was amended on July 29, 2016 (as amended, the “Credit Facility”).  Through the remainder of 2016, dividends are prohibited under the Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

(6)	LINE OF CREDIT

On March 29, 2016, the Company entered into the Credit Facility, which was amended on July 29, 2016.  The Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter beginning July 1, 2016.  The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  As of June 30, 2016, the revolving line of credit rate was 3.36% and the reducing revolving loan rate was 3.36%.  There is no commitment fee or origination fee on the Credit Facility.  At June 30, 2016, the Company had approximately $124,000 of borrowings outstanding under the revolving line of credit and approximately $1.9 million available for borrowing under the revolving line of credit.  The Company had approximately $9.7 million of borrowings outstanding under the reducing revolving loan and approximately $300,000 of borrowings available for borrowing under the reducing revolving loan.  The amended Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.75 to 1.00 for the period ended June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  At June 30, 2016, the Company was in compliance with the amended Credit Facility covenants.  Through the remainder of 2016, dividends are prohibited under the Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

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

Index
ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended June 30, 2016 and 2015.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and June 30, 2016 by level within the fair value hierarchy:

	December 31, 2015 Fair Value Measurement Using			June 30, 2016 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$321,000	$-	-	$321,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of June 30, 2016, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, future results of operations, additional incremental revenue from amended capitation agreements, the development of de novo offices or acquisition of additional Offices and the integration of such Offices into the Company’s network, recruitment of additional dentists, funding and cash outlays of the Company, payment or nonpayment of dividends and strategic or other transactions the Company may undertake.

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

Index
General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2016 and 2015. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 69 Offices in Colorado, New Mexico and Arizona staffed by 73 general dentists and 29 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Recent Developments

Beginning in May 2016, an activist shareholder group led by a former officer of the Company began making a series of public disclosures critical of the Company, its board and management. These included disclosures regarding private communications between the Company and its board of directors and themselves and between the Company and certain other parties that have expressed an interest in the Company. The shareholder group also threatened to take certain actions against the Company and its board of directors. The Company addressed these matters in an SEC filing on June 6, 2016. In that filing, the Company also disclosed that, as part of the board of directors’ ongoing evaluation of the Company’s strategic options, it had engaged an investment banking firm with significant experience in the Company’s industry as its financial advisor. The Company stated that the board has been closely monitoring the Company’s financial performance, assessing the Company’s strategic options and carefully considering expressions of interest in the Company. This process is ongoing. As stated in the June 6 filing, the board of directors will continue to act in the best interests of all shareholders in its ongoing evaluation of the Company’s strategic options.

In the June 6 filing, the Company expressed concerns that the matters involving the activist shareholder group were highly distracting to the management and employees of the Company and may be adversely affecting its business and results of operations.  During the three months ended June 30, 2016, revenue at the Company, as measured by daily productivity in the Offices, declined following the commencement of the public disclosures by the activist shareholder group in May 2016. The Company believes this decline in revenue is related to employee distractions caused by these disclosures.  Additionally, the Company incurred additional legal and other expenses during the quarter in addressing these disclosures and other matters related to the activist shareholder group.  The Company also incurred expenses in connection with its board of directors’ ongoing evaluation of the Company’s strategic options.  The Company expects to continue to incur expenses of the kind described in this paragraph in the three months ended September 30, 2016 and possibly in subsequent quarters.

The Company has negotiated an increase in one of its capitation agreements as well as an increase in the number of patients in its network. This is expected to generate additional incremental revenue for the Company.

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

Results of Operations

For the quarter ended June 30, 2016, revenue decreased $469,000, or 2.9%, to $15.9 million compared to $16.4 million for the quarter ended June 30, 2015.  For the quarter ended June 30, 2016, net loss increased $173,000 to $(230,000), or $(0.12) per share, compared to $(57,000), or $(0.03) per share, for the quarter ended June 30, 2015.

For the six months ended June 30, 2016, revenue decreased $626,000, or 1.9%, to $32.3 million compared to $32.9 million for the six months ended June 30, 2015.  For the six months ended June 30, 2016, net loss increased $227,000 to $(331,000), or $(0.18) per share, compared to $(103,000), or $(0.06) per share, for the six months ended June 30, 2015.

The Company believes that dentist transition partially contributed to the decrease in revenue.  Additionally, as discussed in “Recent Developments” above, the Company believes that matters related to the activist shareholder group adversely affected revenue in the quarter and six months ended June 30, 2016. The Company also incurred expenses in connection with its board of directors' ongoing evaluation of the Company's strategic options.

In addition to the foregoing factors, the increase in net loss is attributable to the Company’s two most recently opened de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016.  The Company’s de novo Offices typically take a period of time after opening before they generate positive net income.  These two Offices had a net loss of $(161,000) for the quarter ended June 30, 2016 and $(422,000) for the six months ended June 30, 2016.

During the first six months of 2016, the Company generated $1.3 million of cash from operations.  During this period, the Company had capital expenditures of approximately $418,000, paid dividends of approximately $409,000 and decreased total bank debt by approximately $422,000.

The Company’s earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) decreased $494,000, or 21.4%, to $1.8 million for the six months ended June 30, 2016 compared to $2.3 million for the six months ended June 30, 2015.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net and income tax benefit to net loss as in the following table:

Index
	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(57,493)	$(230,429)	$(103,370)	$(330,840)
Add back:
Depreciation and amortization - Offices	1,084,479	1,018,043	2,194,350	2,038,133
Depreciation and amortization - Corporate	56,573	56,080	111,908	118,880
Stock-based compensation expense	46,491	44,102	127,264	90,809
Interest expense, net	22,040	75,550	50,557	114,873
Income tax benefit	(36,759)	(147,324)	(66,089)	(211,522)

Adjusted EBITDA	$1,115,331	$816,022	$2,314,620	$1,820,333

The Company’s two most recently opened de novo Offices had negative Adjusted EBITDA of $111,000 for the quarter ended June 30, 2016 and $321,000 for the six months ended June 30, 2016.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2015		2016		2015		2016

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	59.4%		59.5%		59.7%		59.8%
Dental supplies	4.6%		4.6%		4.6%		4.5%
Laboratory fees	5.2%		5.7%		5.1%		5.5%
Occupancy	8.8%		9.8%		8.8%		9.7%
Advertising and marketing	1.3%		1.0%		1.2%		1.0%
Depreciation and amortization	6.6%		6.4%		6.7%		6.3%
General and administrative	8.1%		8.4%		7.8%		8.5%
	94.1%		95.4%		93.8%		95.2%

Contribution from dental offices	5.9%		4.6%		6.2%		4.8%

CORPORATE EXPENSES:
General and administrative	6.0%	(1)	6.1%	(1)	6.2%	(2)	5.7%	(2)
Depreciation and amortization	0.3%		0.4%		0.3%		0.4%

OPERATING LOSS	(0.4)%		(1.9)%		(0.4)%		(1.3)%
Interest expense	0.1%		0.5%		0.2%		0.4%

LOSS BEFORE INCOME TAXES	(0.6)%		(2.4)%		(0.5)%		(1.7)%
Income tax benefit	(0.2)%		(0.9)%		(0.2)%		(0.7)%

NET LOSS	(0.4)%		(1.5)%		(0.3)%		(1.0)%

(1)	Corporate expense - general and administrative includes $46,491 and $44,102 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2015 and 2016, respectively.

(2)	Corporate expense - general and administrative includes $127,264 and $90,809 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2015 and 2016, respectively.

Index
Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015:

Revenue

For the quarter ended June 30, 2016, revenue decreased $469,000, or 2.9%, to $15.9 million compared to $16.4 million for the quarter ended June 30, 2015.  The Company believes that dentist transition partially contributed to the decrease in revenue.  Additionally, as discussed in “Recent Developments” above, the Company believes that matters related to the activist shareholder group adversely affected revenue in the quarter.  Two de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016, accounted for an increase of $187,000 in revenue during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2016, clinical salaries and benefits decreased to $9.5 million compared to $9.7 million for the quarter ended June 30, 2015, a decrease of $268,000, or 2.8%.  Clinical salaries and benefits decreased $423,000 at the 67 Offices open during each full quarter due to expense management, while the two de novo Offices accounted for an additional $155,000 of clinical salaries and benefits during the quarter ended June 30, 2016.  As a percentage of revenue, clinical salaries and benefits increased to 59.5% for the quarter ended June 30, 2016 compared to 59.4% for the quarter ended June 30, 2015.

Dental supplies. For the quarter ended June 30, 2016, dental supplies decreased to $733,000 compared to $754,000 for the quarter ended June 30, 2015, a decrease of $21,000, or 2.8%.  Dental supplies decreased $32,000 at the 67 Offices open during each full quarter while the two de novo Offices accounted for an additional $11,000 of dental supplies during the quarter ended June 30, 2016.  As a percentage of revenue, dental supplies remained constant at 4.6% for the quarters ended June 30, 2016 and 2015.

Laboratory fees. For the quarter ended June 30, 2016, laboratory fees increased to $908,000 compared to $855,000 for the quarter ended June 30, 2015, an increase of $53,000, or 6.2%.  Laboratory fees increased $42,000 at the 67 Offices open during each full quarter while the two de novo Offices accounted for an additional $11,000 of laboratory fees during the quarter ended June 30, 2016.  The increase in laboratory fees is attributable to an increase in implant placements.  As a percentage of revenue, laboratory fees increased to 5.7% for the quarter ended June 30, 2016 compared to 5.2% for the quarter ended June 30, 2015.

Occupancy. For the quarter ended June 30, 2016, occupancy expense increased to $1.6 million compared to $1.4 million for the quarter ended June 30, 2015, an increase of $116,000, or 8.1%.  The two de novo Offices accounted for an additional $85,000 of occupancy expense during the quarter ended June 30, 2016, and occupancy expense increased $31,000 at the 67 Offices open during each full quarter.   As a percentage of revenue, occupancy expense increased to 9.8% for the quarter ended June 30, 2016 compared to 8.8% for the quarter ended June 30, 2015.

Advertising and marketing. For the quarter ended June 30, 2016, advertising and marketing expenses decreased to $155,000 compared to $220,000 for the quarter ended June 30, 2015, a decrease of $65,000, or 29.5%.  For the 67 Offices open during each full quarter, television advertising expenses decreased $49,000, advertising creative and placement expenses decreased $21,000, yellow page advertising expenses decreased $12,000 and internet advertising expenses increased $23,000.  The two de novo Offices accounted for an additional $4,000 of advertising and marketing expenses during the quarter ended June 30, 2016.  As a percentage of revenue, advertising and marketing expenses decreased to 1.0% for the quarter ended June 30, 2016 compared to 1.3% for the quarter ended June 30, 2015.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended June 30, 2016, depreciation and amortization expenses attributable to the Offices decreased to $1.0 million compared to $1.1 million for the quarter ended June 30, 2015, a decrease of $66,000, or 6.1%.  Depreciation and amortization expenses decreased $117,000 at the 67 Offices open during each full quarter while the two de novo Offices accounted for an additional $51,000 of depreciation and amortization expenses during the quarter ended June 30, 2016.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 6.4% for the quarter ended June 30, 2016 compared to 6.6% for the quarter ended June 30, 2015.

Index
General and administrative-Offices.  For the quarter ended June 30, 2016, general and administrative expenses attributable to the Offices increased $24,000, or 1.8%, to $1.3 million compared to the quarter ended June 30, 2015. General and administrative expenses decreased $8,000 at the 67 Offices open during each full quarter while the two de novo Offices accounted for an increase of $32,000 of general and administrative expenses during the quarter ended June 30, 2016.  As a percentage of revenue, general and administrative expenses attributable to the Offices increased to 8.4% for the quarter ended June 30, 2016 compared to 8.1% for the quarter ended June 30, 2015.

Contribution from dental Offices

As a result of revenue decreasing $469,000 and direct expenses decreasing $228,000 during the quarter ended June 30, 2016, contribution from dental Offices decreased $242,000 or 25.0%, to $725,000 for the quarter ended June 30, 2016 compared to $967,000 for the quarter ended June 30, 2015.  As a percentage of revenue, contribution from dental Offices decreased to 4.6% for the quarter ended June 30, 2016 compared to 5.9% for the quarter ended June 30, 2015.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended June 30, 2016, corporate expenses – general and administrative decreased to $971,000 compared to $982,000 for the quarter ended June 30, 2015, a decrease of $11,000, or 1.2%.  This decrease is attributable to a decrease of $33,000 in travel, meals and entertainment expenses and $16,000 in corporate wages, offset by an increase of $47,000 in professional fees primarily related to matters involving the activist shareholder group and to the board of directors' ongoing evaluation of the Company's strategic options, as discussed in “Recent Developments” above.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.1% for the quarter ended June 30, 2016 compared to 6.0% for the quarter ended June 30, 2015.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2016, corporate expenses - depreciation and amortization decreased to $56,000 compared to $57,000 for the quarter ended June 30, 2015, a decrease of $1,000, or 0.9%.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.4% for the quarter ended June 30, 2016 compared to 0.3% for the quarter ended June 30, 2015.

Operating loss

As a result of the matters discussed above, the Company’s operating loss increased by $230,000 to $(302,000) for the quarter ended June 30, 2016 compared to $(72,000) for the quarter ended June 30, 2015.  As a percentage of revenue, operating loss increased to (1.9)% for the quarter ended June 30, 2016 compared to (0.4)% for the quarter ended June 30, 2015.

Interest expense, net

For the quarter ended June 30, 2016, interest expense increased to $76,000 compared to $22,000 for the quarter ended June 30, 2015, an increase of $54,000, or 242.8%.  This increase is attributable to higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense increased to 0.5% for the quarter ended June 30, 2016 compared to 0.1% for the quarter ended June 30, 2015.

Net loss

As a result of the above, the Company’s net loss was $(230,000) for the quarter ended June 30, 2016 compared to net loss of $(57,000) for the quarter ended June 30, 2015, an increase of $173,000.  Net loss for the quarter ended June 30, 2016 was net of income tax benefit of $(147,000), while net loss for the quarter ended June 30, 2015 was net of income tax benefit of $(37,000).  The effective tax rate remained constant at 39.0% for the quarters ended June 30, 2016 and 2015.  As a percentage of revenue, net loss increased to (1.5)% for the quarter ended June 30, 2016 compared to (0.4)% for the quarter ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015:

Revenue

For the six months ended June 30, 2016, revenue decreased $626,000, or 1.9%, to $32.3 million compared to $32.9 million for the six months ended June 30, 2015.  The Company believes that dentist transition partially contributed to the decrease in revenue.  Additionally, as discussed in “Recent Developments” above, the Company believes that matters related to the activist shareholder group adversely affected revenue in this six month period.  The two de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016, accounted for an increase of $385,000 in revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Index
Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2016, clinical salaries and benefits decreased $342,000, or 1.7%, to $19.3 million compared to $19.7 million for the six months ended June 30, 2015.  Clinical salaries and benefits decreased $669,000 at the 67 Offices open during each full six month period due to expense management, while the two de novo Offices accounted for an additional $327,000 of clinical salaries and benefits during the six months ended June 30, 2016.  As a percentage of revenue, clinical salaries and benefits increased to 59.8% for the six months ended June 30, 2016 compared to 59.7% for the six months ended June 30, 2015.

Dental supplies. For the six months ended June 30, 2016, dental supplies decreased $41,000 to $1.5 million compared to the six months ended June 30, 2015.  Dental supplies decreased $68,000 at the 67 Offices open during each full six months while the two de novo Offices accounted for an additional $27,000 of dental supplies for the six months ended June 30, 2016.  As a percentage of revenue, dental supplies decreased to 4.5% for the six months ended June 30, 2016 compared to 4.6% for the six months ended June 30, 2015.

Laboratory fees. For the six months ended June 30, 2016, laboratory fees increased $114,000, or 6.9%, to $1.8 million compared to $1.7 million for the six months ended June 30, 2015.   Laboratory fees increased $93,000 at the 67 Offices open during each full six months while the two de novo Offices accounted for an additional $22,000 of laboratory fees for the six months ended June 30, 2016.  The increase in laboratory fees is attributable to an increase in implant placements.  As a percentage of revenue, laboratory fees increased to 5.5% for the six months ended June 30, 2016 compared to 5.1% for the six months ended June 30, 2015.

Occupancy. For the six months ended June 30, 2016, occupancy expense increased $208,000, or 7.1%, to $3.1 million compared to $2.9 million for the six months ended June 30, 2015.  The two de novo Offices accounted for an additional $214,000 of occupancy expense for the six months ended June 30, 2016, while occupancy expense decreased $6,000 at the 67 Offices open during each full six months.  As a percentage of revenue, occupancy expense increased to 9.7% for the six months ended June 30, 2016 compared to 8.8% for the six months ended June 30, 2015.

Advertising and marketing. For the six months ended June 30, 2016, advertising and marketing expense decreased to $314,000 compared to $381,000 for the six months ended June 30, 2015, a decrease of $67,000 or 17.5%.  For the 67 Offices open during each full six month period, television advertising expenses decreased $49,000, yellow page advertising expenses decreased $40,000, advertising creative and placement expenses decreased $21,000, mail advertising  expenses decreased $10,000 and internet advertising expenses increased $42,000.  The two de novo Offices accounted for an additional $15,000 of advertising and marketing expenses during the six months ended June 30, 2016.  As a percentage of revenue, advertising and marketing expense decreased to 1.0% for the six months ended June 30, 2016 compared to 1.2% for the six months ended June 30, 2015.  The Company adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the six months ended June 30, 2016, depreciation and amortization expenses attributable to the Offices decreased to $2.0 million compared to $2.2 million for the six months ended June 30, 2015, a decrease of $156,000 or 7.1%.  Depreciation and amortization expenses decreased $257,000 at the 67 Offices open during each full six months while the two de novo Offices accounted for an additional $101,000 of depreciation and amortization expenses during the six months ended June 30, 2016.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 6.3% for the six months ended June 30, 2016 compared to 6.7% for the six months ended June 30, 2015.

General and administrative-Offices.  For the six months ended June 30, 2016, general and administrative expenses attributable to the Offices increased to $2.7 million compared to $2.6 million for the six months ended June 30, 2015, an increase of $169,000 or 6.6%.  The increase in general and administrative expenses is attributable to increases of $43,000 in bad debt expense and $33,000 in recruiting and relocation expenses at the 67 Offices open during each full six month period.  Additionally, the two de novo Offices accounted for $101,000 of general and administrative expenses during the six months ended June 30, 2016.  As a percentage of revenue, general and administrative expenses attributable to the Offices increased to 8.5% for the six months ended June 30, 2016 compared to 7.8% for the six months ended June 30, 2015.

Index
Contribution from dental Offices

As a result of revenue decreasing $626,000 and direct expenses decreasing $115,000 during the six months ended June 30, 2016, contribution from dental Offices decreased to $1.5 million for the six months ended June 30, 2016 compared to $2.1 million for the six months ended June 30, 2015, a decrease of $511,000 or 24.9%. As a percentage of revenue, contribution from dental Offices decreased to 4.8% for the six months ended June 30, 2016 compared to 6.2% for the six months ended June 30, 2015.

Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2016, corporate expenses – general and administrative decreased to $1.8 million compared to $2.1 million for the six months ended June 30, 2015, a decrease of $210,000 or 10.2%.  The most significant portion of the change is attributable to decreases of $97,000 in corporate wages, $67,000 in travel, meals and entertainment expenses and $36,000 related to stock-based compensation pursuant to ASC Topic 718, offset by an increase of $30,000 in professional fees primarily related to matters involving the activist shareholder group and to the board of directors' ongoing evaluation of the Company's strategic options, as discussed in “Recent Developments” above.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.7% for the six months ended June 30, 2016 compared to 6.2% for the six months ended June 30, 2015.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2016, corporate expenses - depreciation and amortization increased to $119,000 compared to $112,000 for the six months ended June 30, 2015, an increase of $7,000, or 6.2%.  As a percentage of revenue, corporate expenses – depreciation and amortization increased to 0.4% for the six months ended June 30, 2016 compared to 0.3% for the six months ended June 30, 2015.

Operating loss

As a result of the decrease in contribution from dental Offices and the decrease in corporate expenses discussed above, the Company’s operating loss increased by $309,000 to $(427,000) for the six months ended June 30, 2016 compared to $(119,000) for the six months ended June 30, 2015.  As a percentage of revenue, operating loss increased to (1.3)% for the six months ended June 30, 2016 compared to (0.4)% for the six months ended June 30, 2015.

Interest expense, net

For the six months ended June 30, 2016, interest expense, net increased to $115,000 compared to $51,000 for the six months ended June 30, 2015, an increase of $64,000 or 127.2%.  This increase is attributable to higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense, net increased to 0.4% for the six months ended June 30, 2016 compared to 0.2% for the six months ended June 30, 2015.

Net loss

As a result of the above, the Company’s net loss was $(331,000) for the six months ended June 30, 2016 compared to net loss of $(103,000) for the six months ended June 30, 2015, an increase of $227,000.  As a percentage of revenue, net loss increased to (1.0)% for the six months ended June 30, 2016 compared to (0.3)% for the six months ended June 30, 2015.  Net loss for the six months ended June 30, 2016 was net of income tax benefit of $(212,000), while net loss for the six months ended June 30, 2015 was net of income tax benefit of $(66,000). The effective tax rate was constant at 39.0% for the six months ended June 30, 2016 and 2015.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of June 30, 2016, the Company had a working capital deficit of approximately $3.6 million, an accumulated deficit of $(130,000) and a cash balance of $294,000.

Index
On March 29, 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company, which was amended on July 29, 2016 (as amended, the “Credit Facility”).  The Credit Facility consists of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter beginning July 1, 2016.  The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 2.90% and LIBOR plus 2.25% depending on the Company’s funded debt-to-EBITDA ratio.  As of June 30, 2016, the revolving line of credit rate was 3.36% and the reducing revolving loan rate was 3.36%.  There is no commitment fee or origination fee on the Credit Facility.  At June 30, 2016, the Company had approximately $124,000 of borrowings outstanding under the revolving line of credit and approximately $1.9 million available for borrowing under the revolving line of credit.  The Company had $9.7 million of borrowings outstanding under the reducing revolving loan and approximately $300,000 available for borrowing under the reducing revolving loan.  The amended Credit Facility is collateralized by substantially all of the assets of the Company and requires the Company to comply with certain affirmative and negative covenants, including maintaining (i) a funded debt-to-EBITDA ratio of no more than 2.75 to 1.00 for the period ended June 30, 2016, declining to 2.00 to 1.00 for the twelve months ending September 30, 2017 and 1.90 to 1.00 thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2016 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.35 to 1.00.  At June 30, 2016, the Company was in compliance with the amended Credit Facility covenants.  Through the remainder of 2016, dividends are prohibited under the Credit Facility.  Beginning in 2017, dividends are permitted so long as the pro forma fixed charge coverage ratio is greater than 1.20 to 1.00 after giving effect to the dividend.

On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the Credit Agreement with Compass Bank with borrowings under the new Credit Facility.

Net cash provided by operating activities was approximately $1.3 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of increases of approximately $179,000 in income taxes payable and $156,000 in other long-term obligations, offset by an increase in accounts receivable of approximately $602,000, a decrease in accounts payable and accrued expenses of approximately $274,000 and an increase in prepaid expenses and other assets of approximately $189,000.  During the six months ended June 30, 2015, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in accounts payable and accrued expenses of approximately $284,000 and an increase in income taxes payable of approximately $260,000, offset by an increase in accounts receivable of approximately $637,000, an increase in prepaid expenses and other assets of approximately $116,000 and a decrease in other long-term obligations of approximately $22,000.

Net cash used in investing activities was approximately $404,000 and $643,000 for the six months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016, the Company invested approximately $418,000 in capital expenditures, including approximately $122,000 for a de novo Office that opened during the first quarter of 2016 and $57,000 related to one Office that was converted to digital radiography, offset by a decrease in a note receivable of $15,000.  For the six months ended June 30, 2015, the Company invested approximately $657,000 in capital expenditures, including approximately $316,000 for a de novo Office which opened in the third quarter of 2015, offset by a decrease in notes receivable of $14,000.

Net cash used in financing activities was approximately $841,000 and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016, net cash used in financing activities was comprised of approximately $422,000 used to pay down the Credit Facility, $409,000 for the payment of dividends and $10,000 used in the purchase and retirement of Common Stock.  During the six months ended June 30, 2015, net cash used in financing activities was comprised of approximately $818,000 for the payment of dividends and $478,000 used to pay down the Credit Facility.

As of June 30, 2015, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Debt obligations	$9,785,367	$2,000,000	$4,068,077	$3,717,290	$-
Operating lease obligations	16,427,028	4,084,861	6,402,343	3,431,100	2,508,724
Total	$26,212,395	$6,084,861	$10,470,420	$7,148,390	$2,508,724

The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs, capital expenditures and debt service requirements for at least the next 12 months.  In order to meet its long-term liquidity or capital needs, the Company may need to issue additional equity and debt securities or engage in additional borrowings.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2015.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period of April 1, 2016 through June 30, 2016.  The Company’s stock repurchase program has been ongoing for more than five years and there are no expiration dates on any of the plans.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of June 30, 2016, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.

Index
ITEM 6.   EXHIBITS

Exhibit Number	Description of Document

3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibits 3.1 and 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

3.2
Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 15, 2016.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.

10.1	Amendment to Loan and Security Agreement, dated July 29, 2016, by and between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on August 4, 2016.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 15, 2016	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

3.1
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibits 3.1 and 3.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

3.2
Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 15, 2016.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.

10.1	Amendment to Loan and Security Agreement, dated July 29, 2016, by and between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on August 4, 2016.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Furnished herewith.