Form 10-K
period 2016-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2017-03-31
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	OTCQX Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,474,554.  This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 25, 2017
Common Stock, without par value	1,860,261

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2016.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (together with its subsidiaries, the “Company”), which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1, “Business,” Item 1A, “Risk Factors,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the company’s prospects and performance in future periods, including the amount of bank debt, performance of de novo offices, the payment or non payment of dividends, dentist count, dentist turnover and recruitment, dentist productivity, new patient visits and patient flow and the impact of certain shareholders matters.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include the future to successfully recruit, retain and integrate dentists and other employees, the Company’s indebtedness and potential actions by its lending bank, financial and credit markets and the availability of capital, actions by shareholders, Competition, regulatory constraints, changes in health care laws and others laws or regulations concerning the practice of dentistry or dental service organizations, the availability of suitable locations within the Company's markets, changes in the Company’s strategy, the general economy of the United States and the specific markets in which the Company’s dental practices are located trends and other developments in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A, “Risk Factors,” of this Annual Report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.  The Company assumes no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by applicable laws and regulations.

Birner Dental Management Services, Inc.
Form 10-K

PART I

ITEM 1.   BUSINESS.

General

The Company is a dental service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 48 affiliated dental practices (“Offices”) in Colorado and 11 in New Mexico, the Company believes that its affiliated Offices comprise the largest provider of dental care in Colorado and New Mexico.  In addition, the Company has ten affiliated Offices in Arizona.  As of December 31, 2016, the Company provided business services to 69 Offices, of which 36 were acquired and 33 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings.  Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $117.5 billion in 2015.  CMS also projects that dental expenditures will reach approximately $191.3 billion by 2022, representing an increase of approximately 62.8% over 2015 dental expenditures.

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

GOLD STANDARD Commitment.   The Company strongly believes that developing long-term relationships with patients is of mutual benefit to both patients and the Company and recognizes that an integral part of these relationships is focused on the interaction that the patient has before, during and after his or her experience in an Office.  The Company has developed a commitment to exceptional patient care and customer service, internally referred to as the GOLD STANDARD.  All affiliated dentists, field employees and support employees are trained to provide GOLD STANDARD patient care and service every day with every patient.  The Company believes its commitment to the GOLD STANDARD will further enhance the Company’s reputation within the markets in which it operates as well as drive new patient visits and increase patient retention.

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through internet, social media, television, radio and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2016, the Company used social media and internet advertising in all of its markets.  During 2015, the Company used television advertising in the Denver, Colorado market, radio advertising in the Denver, Colorado and Colorado Springs, Colorado markets and social media and internet advertising in all of its markets.  During 2014, the Company used television and radio advertising in the Albuquerque, New Mexico market and social media and internet advertising in all of its markets.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices.  The Company purchased approximately $2.5 million of dental supplies and equipment from Henry Schein and incurred approximately $382,000 in laboratory expenses from Pro Dental Laboratory during 2016.  The Company believes that other sources of supply are available and that the loss of either of these vendors will not have a material adverse effect on the Company.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s third-party payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients including payments under the Company’s discount dental plan.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice that is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans, including revenue from associated co-payments, accounted for 16.0% of the Company’s revenue in 2016 compared to 16.8% in 2015 and 17.7% in 2014.

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

Since its formation, the Company has developed 37 de novo Offices (including two practices that have been consolidated with existing Offices and two that were closed during 2010).  During 2009, the Company acquired two practices in Tucson, Arizona and one practice in Denver, Colorado.  During 2010, the Company opened two de novo Offices, one in Albuquerque, New Mexico and one in Denver, Colorado.  No de novo Offices were opened during 2011.  During 2012, the Company opened two de novo Offices, one in Tucson, Arizona and one in Denver, Colorado.  During 2013, the Company opened two de novo Offices, one in Loveland, Colorado and one in Monument, Colorado.  During 2014, the Company opened two de novo Offices, one in Fort Collins, Colorado and one in Scottsdale, Arizona.  During 2015, the Company opened one de novo Office, in Albuquerque, New Mexico.  During 2016, the Company opened one de novo Office in Commerce City, Colorado.  The Company does not intend to open any additional de novo Offices during 2017.  Instead, the Company will focus on gaining profitability in its most recently opened Offices and its existing facilities, filling excess capacity in its Offices, and paying down bank debt.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office.

The Company seeks to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through the expansion of specialty services and the recruitment of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices.  Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated.  The Company is committed to upgrading its existing Offices through extensive remodels and/or Office relocations as well as converting its Offices to digital radiography.  All Office remodels and/or Office relocations include conversion to digital radiography.  During 2014, the Company completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  During 2016, the Company converted one Office to digital radiography.

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

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days notice. The agreements typically contain non-competition provisions for a period of three years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon the greatest of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work, or (iii) a percentage based upon the operating performance of the Office.  Associate dentists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work. Specialists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work.

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

The business of providing general and specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, dental hygienists and other personnel. If the availability of such individuals declines in the Company’s markets, it may become more difficult to attract and retain qualified personnel to sufficiently staff the Company’s Offices.  Such competition has intensified in recent years, and the loss of dentists and other personnel and challenges presented in recruiting replacement personnel adversely affected the Company’s results of operations in 2016.

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

Federal Regulation

Federal laws generally regulate reimbursement, billing and self-referral practices under Medicare and Medicaid programs.  The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid.  In January 2016, the Company started the process of credentialing some of its Offices for Medicaid.  As of December 31, 2016, the Company had 24 Offices credentialed for Medicaid in Colorado and two Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016.

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

As a result of recent legislative and administrative initiatives, federal and state enforcement efforts against the health care industry have increased dramatically, subjecting all health care providers to increased risk of scrutiny and increased compliance costs.  For example, health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Many HIPAA provisions apply directly to business associates of covered entities, and state attorneys general may pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2016, the Company believes that it was in material compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”) was enacted.  Since then, significant regulations have been enacted to implement the ACA.  The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage.  Federal and state agencies are expected to continue to implement provisions of the ACA.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company continues to evaluate the net impact of the ACA on its business but thus far has not seen any direct material impact.  Given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, the ultimate impact of the ACA on the Company is uncertain.  In addition, with the change in the Presidential administration, legislation has been introduced to repeal and/or replace the ACA.  Even if the ACA is not amended, repealed or replaced, the new administration could propose changes impacting implementation of the ACA.  The Company is unable to predict the impact from any future changes to the ACA or its implementation.

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

Trademark

The Company is the registered owner of the PERFECT TEETH™ trademark in the United States. The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The trademark is effective until 2027, when it will be subject to renewal.

Employees

As of December 31, 2016, the Company had 68 general dentists, 30 specialists and 236 dental hygienists and assistants who were employed by the P.C.s, and 155 non-dental employees.  As of December 31, 2016, the Company had 489 full-time employees.

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

The profitability and operations of the Company’s Offices heavily depend on the availability and successful recruitment and retention of dentists, dental assistants, dental hygienists, specialists, and other personnel. The Company’s results of operations were adversely impacted in 2016 by the loss of dentists and other personnel and challenges presented in recruiting and replacing such personnel.  The Company may not be able to recruit or retain dentists and other personnel for its Offices, which may have a material adverse effect on the Company’s business, financial condition and operating results. See Item 1. “Business - Dental Service Model.”

The Company’s indebtedness creates risks, and its Credit Facility contains financial and other covenants that may limit its flexibility.

On March 29, 2016, the Company entered into a Loan and Security Agreement with Guaranty Bank and Trust Company, which was subsequently amended, most recently on March 30, 2017 (as amended, the “Credit Facility”).  The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility requires the Company to comply with certain affirmative and negative covenants. As amended by the March 2017 amendment, the Credit Facility requires the Company to maintain (i) a funded debt-to-EBITDA ratio of no more than 2.5 to 1.00 for the twelve months ending December 31, 2017 and thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2017 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.00 for the quarter ending December 31, 2017 and each quarter thereafter, and to generate at least $870,000 of EBITDA in each of the first three quarters of 2017.  During 2016, dividends and stock repurchases were prohibited under the Credit Facility, and, as a result of the March 2017 amendment to the Credit Facility, dividends and stock repurchases are not currently permitted under the Credit Facility. In addition, capital expenditures may not exceed $180,000 per quarter. This indebtedness and these restrictions could limit the Company’s ability to obtain future financing, make capital expenditures, pay dividends, withstand economic downturns or otherwise take advantage of business opportunities that may arise, any of which could place the Company at a competitive disadvantage relative to its competitors that have less debt and are not subject to such restrictions.  The March 2017 amendment to the Credit Facility also included a forbearance by the bank regarding covenant defaults by the Company with respect to the then-existing funded debt-to-EBITDA ratio of no more than 3.15 to 1.00 for the twelve months ended December 31, 2016, fixed charge coverage ratio of at least 1.35 to 1.00 for the quarter ended December 31, 2016 and EBITDA of at least $650,000 for the quarter ended December 31, 2016.  The forbearance remains in effect provided that the Company complies with the amended Credit Agreement covenants.  There can be no assurances that the bank will not change the terms of the Credit Facility or cease to forbear or continue to extend credit to the Company.  Any such actions or failure by the Company to maintain compliance with the Credit Facility in the future could have a material adverse effect on the Company.

The Company may need additional capital and there is no guarantee additional financing would be available.

Implementation of the Company’s expansion strategy has required significant capital resources. Such resources, which have included available cash and bank borrowings, have been used to establish additional de novo Offices and maintain and upgrade the Company’s management information systems, and for the effective integration, operation and expansion of the Offices.  The Company historically has primarily used cash and promissory notes as consideration in acquisitions of dental practices. If the Company’s capital requirements exceed cash flow generated from operations and borrowings available under the Company’s existing bank credit facility or any successor credit facility, the Company may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company’s existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the Company’s operations or the Company’s other capital requirements could have a material and adverse effect on the Company’s ability to pursue its strategy and on its business, financial condition and operating results. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company’s business could be negatively affected as a result of a potential proxy contest for the election of directors and proposal to certain amend certain aspects of the Company’s governing documents at its 2017 annual meeting and other activist shareholder activities.

On March 9, 2017, a group of shareholders submitted a notice of the group’s intention to nominate certain directors and submit certain proposals at the Company’s 2017 annual meeting of shareholders.  If the group does not withdraw its nominations and proposals or the Company is are unable to reach an agreement with the group relating to the 2017 annual meeting, a proxy contest is likely to occur. A proxy contest would require the Company’ to incur significant legal fees and proxy solicitation and other expenses and require significant time and attention by management and the Board of Directors. In addition, the potential of a proxy contest, or other activist shareholder activities, could interfere with the Company’s ability to execute its business strategy, create uncertainties as to the Company’s future direction, make it more difficult to attract and retain qualified dentists, adversely affect the Company’s relationships with dentists, other employees and patients and result in the loss of potential business opportunities, any of which could materially and adversely affect the Company’s business and operating results. In addition, under certain theoretical circumstances, if the shareholder group is successful in its proposals to change certain provisions of the Company’s governing documents and having certain of its nominees approved, the shareholder group’s nominees could constitute more than one-half of the Board. Such a change in the composition of the Board would result in a change of control under our equity incentive plan, which would result in the acceleration of our outstanding equity awards, and under certain contracts with third parties, including our Credit Facility, if the Company is unable to secure appropriate waivers or amendments to or approvals under any such contracts. A change of control as defined in the Credit Facility that is not approved by the bank constitutes an event of default under the Credit Facility.  The Company’s business and financial condition could be impaired and the market price of its common stock could be subject to significant fluctuation or otherwise be adversely affected by these events, risks and uncertainties.

The Company’s operations place significant demands on management.

The Company’s ability to compete effectively depends upon its ability to hire, train, and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems.  Any failure by the Company to effectively anticipate, implement and manage the changes required to sustain the Company may have a material adverse effect on the Company’s business, financial condition and operating results.  See Item 1. “Business – Expansion Program.”

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

The Company’s ability to pay dividends is restricted by its credit facility and several other factors.

The Company paid quarterly cash dividends from 2004 through the first quarter of 2016.  During the remainder of 2016, dividends were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, dividends are not currently permitted under the Credit Facility.  If permitted in the future, the payment of dividends is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends or may require the Company to reduce the dividends.  Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions or other requirements of or actions by lenders, state corporate law restrictions, and other factors the Company’s Board of Directors may consider relevant.  There is no assurance that the Company will be able to pay dividends in the future.

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

The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, dental hygienists and other personnel. If the availability of such dentists, specialists, dental hygienists and other personnel declines in the Company’s markets, it may become more difficult to attract qualified dentists, specialists, dental hygienists and other personnel.  Competition has intensified in recent years, and the loss of dentists and other personnel and challenges presented in recruiting replacement personnel adversely affected the Company’s results of operations in 2016.  There is no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, dental hygienists and other personnel. See Item 1. “Business - Competition.”

The Company is exposed to uncertainty and risks associated with de novo Office development.

The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each de novo Office with the appropriate equipment, furnishings, materials and supplies and other capital resources. Additionally, de novo Offices must be staffed with one or more dentists. Because a de novo Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients.  The Company’s de novo Offices typically take a period of time after opening before they generate positive net income.  The Company’s two most recently opened de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016, had a net loss of $(737,000) for the year ended December 31, 2016.  There can be no assurance that a de novo Office will become profitable. See Item 1.  “Business - Expansion Program.”

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

The Company’s Offices are concentrated in Colorado.

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 68%, 68% and 66% of the Company’s total revenue for the years ended December 31, 2014, 2015 and 2016, respectively.  Adverse changes or conditions affecting the Colorado market, such as health care reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market as well as the Company’s strategy of focused expansion in areas in and around the Company’s existing markets increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid.  In January 2016, the Company started the process of credentialing some of its Offices for Medicaid.  As of December 31, 2016, the Company had 24 Offices credentialed for Medicaid in Colorado and 2 Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016.  The Company expects revenue from Medicaid to increase in 2017.  As a result, these laws and regulations impact the Company to a greater degree currently than in previous years.

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Many HIPAA provisions apply directly to business associates of covered entities, and state attorneys general may pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2016, the Company believes that it was in material compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

Although the Company believes that its operations as currently conducted are in compliance with applicable laws, there can be no assurance that the Company’s contractual arrangements will not be successfully challenged as violating applicable fraud and abuse, self-referral, false claims, fee-splitting, insurance, facility licensure or certificate-of-need laws or that the enforceability of such arrangements will not be limited as a result of such laws. In addition, there can be no assurance that the business structure under which the Company operates, or the advertising strategy the Company employs, will not be deemed to constitute the unlicensed practice of dentistry, or the operation of an unlicensed clinic or health care facility or a violation of a state dental practice act. The Company has not sought judicial or regulatory interpretations with respect to the manner in which it conducts its business. There can be no assurance that a review of the business of the Company and the P.C.s by courts or regulatory authorities will not result in a determination that could materially and adversely affect their operations or that the regulatory environment will not change so as to restrict the Company’s existing or future operations. In the event that any legislative measures, regulatory provisions or rulings or judicial decisions restrict or prohibit the Company from carrying on its business or from expanding its operations to certain jurisdictions, structural and organizational modifications of the Company’s organization and arrangements may be required, which could have a material adverse effect on the Company, or the Company may be required to cease operations or change the way it conducts business. See Item 1. “Business - Government Regulation.”

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

The ACA and its implementing regulations are far-reaching and significantly change the health care industry.  Federal and state agencies are expected to continue to implement provisions of the ACA.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company continues to evaluate the net impact of the ACA on its business but thus far has not seen any direct material impact.  Given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, the ultimate impact of the ACA on the Company is uncertain.  In addition, with the change in the Presidential administration, legislation has been introduced to repeal and/or replace the ACA.  Even if the ACA is not amended, repealed or replaced, the new administration could propose changes impacting implementation of the ACA.  The Company is unable to predict the impact from any future changes to the ACA or its implementation.  The ACA or other health care reform measures could have a material adverse effect on the Company through the imposition of increased costs or reduced revenue, including by reduction of Medicaid and Medicare reimbursement rates to the extent such programs become a material part of the Company’s business in the future.   Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.  It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. In addition, changes in the health care industry, such as the growth of accountable care organizations, managed care organizations and provider networks, may result in lower payments for the services of the Company’s managed practices.

A portion of the Company’s revenue is derived from capitated payment arrangements, which have terms that may adversely affect the Company’s results of operations and financial condition.

In 2016, the Company derived approximately 7.4% of its revenue from capitated managed dental care contracts, and 8.6% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

At December 31, 2016, intangible assets on the Company’s consolidated balance sheet were approximately $6.7 million, representing 36.0% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

The Management Agreements require the P.C.s to enter into employment agreements with dentists which include non-competition provisions typically for three years after termination of employment within a specified geographic area, usually a specified number of miles from the relevant Office, and restrict solicitation of employees and patients.  Covenants not to compete are generally not favored by courts.  In Colorado, covenants not to compete are prohibited by statute with certain exceptions.  Permitted covenants not to compete are enforceable in Colorado only to the extent their terms are reasonable in both duration and geographic scope and meet other statutory and common law requirements.  In 2015, New Mexico adopted a new statute that limits the enforcement of non-competition provisions against health care practitioners, but allows the recovery of relocation expenses and signing bonuses, authorizes the enforcement of non-solicitation provisions and allows the recovery of reasonable liquidated damages.  Arizona courts have enforced covenants not to compete if their terms are found to be reasonable and meet other statutory and common law requirements.  It is thus uncertain whether a court will enforce a covenant not to compete in the states in which the Company operates in a given situation. In addition, there is little judicial authority regarding whether a dental service organization agreement will be viewed as the type of protectable business interest that would permit it to enforce such a covenant or to require a P.C. to enforce such covenants against dentists formerly employed by the P.C. Since the intangible value of a Management Agreement depends primarily on the ability of the P.C. to preserve its business, which could be harmed if employed dentists went into competition with the P.C., a determination that the covenants not to compete contained in the employment agreements between the P.C. and its employed dentists are unenforceable could have a material adverse impact on the Company. See Item 1. “Business - Affiliation Model- Employment Agreements.”  In addition, the Company is a party to various agreements with managing dentists who own the P.C.s, which restrict the dentists’ ability to transfer the shares in the P.C.s. See Item 1, “Business - Affiliation Model - Relationship with Professional Corporations.”  There can be no assurance that these agreements will be enforceable in a given situation. A determination that these agreements are not enforceable could have a material adverse effect on the Company.

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

The OTCQX Market has certain financial, reporting and corporate governance standards, and failure to comply with the standards may result in the Company’s Common Stock being removed from the OTCQX Market.

The Company’s Common Stock is thinly-held and trades with low volume.  If the Company is unable to maintain the financial, reporting and corporate governance standards of the OTCQX Market, the Company may be removed from the OTCQX Market.  If the Company’s stock is removed from the OTCQX Market, the price of the Common Stock may decrease, liquidity of the Common Stock could be further reduced, and the Company’s ability to secure additional financing through the issuance and sale of equity could be adversely affected.

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

As of December 31, 2016, the Company managed a total of 69 Offices with 48 in Colorado, 11 in New Mexico, and ten in Arizona.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,400 square feet to 7,400 square feet.

Location of Offices as of December 31, 2016

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Common Stock is quoted on the OTCQX Market under the symbol “BDMS”.  The following table sets forth, for the periods indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Capital Market until May 25, 2016 and as reported on the OTCQX Market on and after May 26, 2016.  The over-the-counter market quotations during 2016 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2015

First Quarter	$15.00	$13.44
Second Quarter	14.10	12.09
Third Quarter	13.81	12.40
Fourth Quarter	13.29	9.41

2016

First Quarter	$11.45	$8.98
Second Quarter	15.95	8.63
Third Quarter	18.00	12.01
Fourth Quarter	18.61	10.00

At March 25, 2017, there were approximately 158 holders of record and approximately 325 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company paid the following quarterly cash dividends in 2015 and 2016.

Date Dividend Paid	Quarterly Dividend Paid per Share

January 2015; April 2015; July 2015; October 2015 January 2016	$0.22

The payment of dividends is subject to the discretion of the Company’s Board of Directors and other various factors. Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions or other requirements of or actions by lenders, state corporate law restrictions and such other factors as the Company’s Board of Directors may consider relevant.  In March 2016, the Company entered into the Credit Facility.  Under the Credit Facility dividends were prohibited during the remainder of 2016, and, as a result of the March 2017 amendment to the Credit Facility, dividends currently are not permitted under the Credit Facility.  The Company does not expect to pay dividends in 2017.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period October 1, 2016 through December 31, 2016.  The Company’s stock repurchase program has been ongoing for more than ten years and there is no expiration date for the program.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of December 31, 2016, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.  In March 2016, the Company entered into the Credit Facility.  Through the remainder of 2016, Common Stock repurchases were prohibited under the Credit Facility and as a result of the March 2017 amendment to the Credit Facility, Common Stock repurchases are not currently permitted under the Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2016.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1, “Business,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and as of December 31, 2016 provided business services to 69 Offices in Colorado, New Mexico and Arizona staffed by 68 dentists and 30 specialists.  The Company has acquired 45 practices (eight of which were consolidated into existing Offices and one that was closed) and opened 37 de novo Offices (two of which were consolidated into existing Offices and two that were closed).  During 2014, the Company opened two de novo Offices, one in May 2014 and the other in October 2014.  During August 2014, the Company consolidated the dental services of one of its acquired Offices into another Office and subsequently closed the first Office.  During 2014, the Company also completed remodels and/or relocations of three of its Offices and converted six additional Offices to digital radiography.  During 2015, the Company opened one de novo Office in September 2015.  During 2016, the Company opened one de novo Office in January 2016 and converted one Office to digital radiography.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office, which reduced the number of Offices for which the Company provides business services to 68 at the current time.  The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below.

Recent Developments

As previously disclosed, beginning in May 2016, an activist shareholder group led by a former officer of the Company began making a series of public disclosures critical of the Company, its Board of Directors and management. These included disclosures regarding private communications between the Company and its Board of Directors and themselves and between the Company and certain other parties that have expressed an interest in the Company. The shareholder group also threatened to take certain actions against the Company and its Board of Directors.  In March 2017, the activist shareholder group, including several additional parties, filed a Schedule 13D with the SEC disclosing that it jointly held beneficial ownership of approximately 31.1% of the Company’s Common Stock.  As described in the Schedule 13D filing, the activist shareholder group has delivered a letter to the Company seeking (i) to nominate a Class II director to the Company’s Board of Directors, (ii) to make proposals to amend certain provisions of the Company’s articles of incorporation and bylaws, including a proposal to increase the size of the Company’s Board of Directors to ten directors, and (iii) to nominate directors to fill the five new directorships proposed by the activist shareholder group. See Item 1A, “Risk Factors - The Company’s business could be negatively affected as a result of a potential proxy contest for the election of directors and proposal to amend certain aspects of the Company’s governing documents at its 2017 annual meeting and other activist shareholder activities.”

As previously disclosed, the Company has expressed concerns that the matters involving the activist shareholder group were highly distracting to the management and employees of the Company and may be adversely affecting its business and results of operations.  During the nine months ended December 31, 2016, revenue at the Company, as measured by daily productivity in the Offices, declined.  The Company believes this decline in revenue is related in part to employee distractions caused by these matters.  Additionally, the Company incurred additional expenses of approximately $300,000 during the last 12 months in connection with matters related to the activist shareholder group and its Board of Directors’ ongoing evaluation of the Company’s strategic options.  The Company expects to continue to incur expenses of the kind described in this paragraph, including expenses related to the activist shareholder group’s most recent Schedule 13D filing, during the six months ended June 30, 2017 and possibly in subsequent quarters.

As previously disclosed, as part of the Board of Directors’ ongoing evaluation of the Company’s strategic options, the Company engaged an investment banking firm with significant experience in the Company’s industry as its financial advisor in 2016.  The Board has been closely monitoring the Company’s financial performance, assessing the Company’s strategic options and carefully considering expressions of interest in the Company. In order to help facilitate a re-doubled focus on improved operations, the company has decided to discontinue the strategic assessment begun in the second quarter of 2016.

Despite challenging results for the fourth quarter and full year 2016, the Board of Directors believes there are meaningful signs of progress.   Management and the Board of Directors are intensely focused on reversing the negative trends in the Company’s results of operations and have taken a number of actions in to accomplish this objective.

Related in part to the factors noted previously, the Company believes much of the decline in revenue and earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, severance compensation expense, Office consolidation expense and change in fair value of contingent liabilities ("Adjusted EBITDA") has been driven by a decrease in the number of dentists in the network from 116 dentists as of December 31, 2015 to a low of 98 dentists at September 30, 2016.  Two significant steps have been taken to reverse this adverse trend.

In late September 2016, the Company hired a new, fully dedicated dentist recruiter to replace the previous recruiter.  As shown in the table below, the Company believes the new recruiter is making progress in increasing its number of dentists.  On January 30, 2017, the Company also added a highly experienced Chief Dental Officer to work directly with its network dentists in their offices, which the Company believes will help reduce dentist turnover, improve dentist performance and enhance dentist recruitment going forward.   The early results of this effort have been sufficiently encouraging that the Company has begun to work with an additional experienced dentist on a part time consulting basis to further improve retention and productivity.  In addition, the Company has begun to offer equity buy-in opportunities for dentists, which it believes will also aid in recruiting and retaining dentists and reducing dentist turnover.

	Dentist Count
Date		Total
12/31/2015		116
3/31/2016		112
6/30/2016		102
9/30/2016		98
12/31/2016		98
3/27/2017		102

Management is also continuously seeking to reduce expenses and, on February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017.  The Company is aggressively considering other actions to reduce expenses and improve profitability.

In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed.  As of December 31, 2016, the Company had 24 Offices credentialed for Medicaid in Colorado and two Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016.  The Company expects revenue from Medicaid to increase in 2017.

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

The Company seeks to increase its fee-for-service revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs, adding additional specialty services, by opening de novo Offices and by making select acquisitions of dental practices.  The Company seeks to supplement this fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity. The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. In January 2016, the Company started the process of credentialing some of its Offices for Medicaid.  As of December 31, 2016, the Company had 24 Offices credentialed for Medicaid in Colorado and 2 Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016.

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

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental service model.  Revenue was $65.1 million in 2014, $63.8 million in 2015 and $61.8 million in 2016.  Contribution from the dental Offices was $3.7 million in 2014, $2.9 million in 2015 and $1.8 million in 2016.  Net loss was $(924,000) in 2014, $(705,000) in 2015 and $(1.4 million) in 2016.  The year ended December 31, 2015 was favorably impacted by the remeasurement and subsequent write down of contingent liabilities by $100,000, which the Company recognized as other income.

For the year ended December 31, 2016, revenue decreased to $61.8 million compared to $63.8 million for the year ended December 31, 2015, a decrease of $2.1 million or 3.3%.

In addition to the factors discussed in “Recent Developments” above, the increase in net loss for the year ended December 31, 2016, as compared to the prior year is attributable to the Company’s two most recently opened de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016.  The Company’s de novo Offices typically take a period of time after opening before they generate positive net income.  These two de novo Offices had a net loss of $(737,000) for the year ended December 31, 2016.

For the year ended December 31, 2016, the Company generated $1.5 million of cash from operations.  During this period, the Company had capital expenditures of approximately $831,000, paid dividends of approximately $409,000 and decreased total bank debt by approximately $357,000.

The Company’s Adjusted EBITDA decreased $1.2 million or 33.1% to $2.5 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015.  Adjusted EBITDA decreased $293,000 or 7.3% to $3.7 million for the year ended December 31, 2015 from $4.0 million for the year ended December 31, 2014.  Although Adjusted EBITDA is not a United States generally accepted accounting principles (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, income tax benefit, severance compensation expense and Office consolidation expense to net loss and subtracting the change in fair value of contingent liabilities as in the table below.

	Years Ended December 31,
	2014	2015	2016

RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(923,634)	$(704,670)	$(1,385,902)
Add back:
Depreciation and amortization - Offices	4,229,253	4,283,291	3,993,299
Depreciation and amortization - corporate	223,019	241,588	210,813
Stock-based compensation expense	364,880	229,093	177,679
Interest expense, net	115,750	105,062	253,940
Income tax benefit	(402,785)	(321,032)	(753,973)
Severance compensation expense	338,861	-	-
Office consolidation expense	80,560	-	-
Less:
Change in fair value of contingent liabilities	-	(100,000)	-

Adjusted EBITDA	$4,025,904	$3,733,332	$2,495,856

At December 31, 2016, the Company’s total assets of $18.7 million included $6.7 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $430,000. The Company’s accumulated deficit as of December 31, 2016 was approximately $1.2 million, and the Company had a working capital deficit on that date of approximately $3.8 million.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 16.0% of total revenue in 2016, compared with 16.8% in 2015 and 17.7% in 2014.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2014		2015		2016

Revenue	100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	59.3%		59.8%		60.2%
Dental supplies	4.6%		4.6%		4.6%
Laboratory fees	5.1%		5.2%		5.6%
Occupancy	9.1%		9.3%		10.2%
Advertising and marketing	1.5%		1.4%		1.1%
Depreciation and amortization	6.5%		6.7%		6.5%
General and administrative	8.4%		8.4%		8.9%
	94.4%		95.5%		97.0%
Contribution from dental offices	5.6%		4.5%		3.0%

Corporate Expenses:
General and administrative	7.2	%(1)	5.8	%(1)	5.7	%(1)
Depreciation and amortization	0.3%		0.4%		0.3%
Operating loss	(1.9)%		(1.6)%		(3.1)%
Other income (expense)
Change in fair value of contingent liabilities	0.0%		0.2%		0.0%

Interest (expense), net	(0.2)%		(0.2)%		(0.4)%

Loss before income taxes	(2.0)%		(1.6)%		(3.5)%
Income tax expense benefit	(0.6)%		(0.5)%		(1.2)%

Net loss	(1.4)%		(1.1)%		(2.2)%

(1)
Corporate expense - general and administrative includes $364,880 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the year ended December 31, 2014, $229,093 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2015 and $177,679 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue decreased to $61.8 million for the year ended December 31, 2016 compared to $63.8 million for the year ended December 31, 2015, a decrease of $2.1 million or 3.3%.  The Company outlines the factors that it believes contributed to the decrease in revenue in “Results of Operations” and “Recent Developments” above.  Two de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016, accounted for an increase of $584,000 in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits decreased to $37.2 million for the year ended December 31, 2016 compared to $38.2 million for the year ended December 31, 2015, a decrease of $1.0 million or 2.6%.  This $1.0 million decrease in clinical salaries and benefits is net of an increase of $240,000 in salaries and benefits for the year ended December 31, 2016 compared to the year ended December 31, 2015 as the Company builds a centralized insurance accounts receivable and patient scheduling team.  Clinical salaries and benefits decreased $1.5 million at the 67 Offices open during each full year while the two de novo Offices accounted for an additional $470,000 of clinical salaries and benefits during the year ended December 31, 2016.  This decrease in salaries and benefits is largely related to the decline in the number of affiliated dentists.  As a percentage of revenue, clinical salaries and benefits increased to 60.2% in 2016 from 59.8% in 2015.

Dental supplies.   Dental supplies decreased to $2.8 million for the year ended December 31, 2016 compared to $3.0 million for the year ended December 31, 2015, a decrease of $145,000 or 4.9%.  This decrease is directly related to the decrease in revenue during the year ended December 31, 2016.  Dental supplies decreased $174,000 at the 67 Offices open during each full year while the two de novo Offices accounted for an additional $30,000 of dental supplies during the year ended December 31, 2016.  As a percentage of revenue, dental supplies remained constant at 4.6% for the years ended December 31, 2016 and 2015.

Laboratory fees.   Laboratory fees increased to $3.5 million for the year ended December 31, 2016 compared to $3.3 million for the year ended December 31, 2015, an increase of $201,000 or 6.1%.  Laboratory fees increased $163,000 at the 67 Offices open during each full year.  This increase is mostly attributable to the inventory of dental implants that the Company began accounting for in 2015.  Additionally, the two de novo Offices accounted for an increase of $38,000 in laboratory fees during the year ended December 31, 2016.  As a percentage of revenue, laboratory fees increased to 5.6% in 2016 from 5.2% in 2015.

Occupancy.  Occupancy expense increased to $6.3 million for the year ended December 31, 2016 compared to $5.9 million for the year ended December 31, 2015, an increase of $331,000 or 5.6%.  The two de novo Offices accounted for an additional $325,000 of occupancy expense during the year ended December 31, 2016 and occupancy expense at the 67 Offices open during each full year increased $6,000.  As a percentage of revenue, occupancy expense increased to 10.2% in 2016 from 9.3% in 2015.

Advertising and marketing.   Advertising and marketing expenses decreased to $658,000 for the year ended December 31, 2016 from $862,000 for the year ended December 31, 2015, a decrease of $204,000 or 23.6%.  For the 67 Offices open during each full year, there were decreases of $181,000 in television advertising expenses, $47,000 in radio advertising expenses and $42,000 in yellow page advertising expenses, offset by an increase of $107,000 in internet advertising expenses.  The two de novo Offices accounted for an additional $11,000 of advertising and marketing expenses during the year ended December 31, 2016.  As a percentage of revenue, advertising and marketing expenses decreased to 1.1% in 2016 from 1.4% in 2015.  The Company regularly adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices decreased to $4.0 million for the year ended December 31, 2016 from $4.3 million for the year ended December 31, 2015, a decrease of $290,000 or 6.8%.  Depreciation and amortization expenses at the 67 Offices open during each full year decreased $469,000 while the two de novo Offices accounted for an additional $179,000 of depreciation and amortization expenses during the year ended December 31, 2016.  As a percentage of revenue, depreciation and amortization expenses decreased to 6.5% in 2016 from 6.7% in 2015.

General and administrative.   General and administrative expenses attributable to the Offices increased $90,000 or 1.7% to $5.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The two de novo Offices accounted for an additional $129,000 of general and administrative expenses during the year ended December 31, 2016 and general and administrative expenses at the 67 Offices open during each full year decreased $39,000.  As a percentage of revenue, Office general and administrative expenses increased to 8.9% in 2016 from 8.4% in 2015.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of revenue decreasing $2.1 million and direct expenses decreasing $1.0 million, contribution from dental Offices decreased to $1.8 million for the year ended December 31, 2016 from $2.9 million for the year ended December 31, 2015, a decrease of $1.1 million or 36.5%.  The two de novo Offices accounted for $598,000 of the decrease in contribution from dental Offices during the year ended December 31, 2016.  As a percentage of revenue, contribution from dental Offices decreased to 3.0% in 2016 from 4.5% in 2015.

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $3.5 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015, a decrease of $161,000 or 4.4%.  The most significant portion of the change is attributable to decreases of $72,000 in travel, meals and entertainment expenses, $63,000 in corporate wages and $51,000 related to stock-based compensation expense pursuant to Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation”, offset by an increase of $88,000 in professional fees primarily related to matters involving the activist shareholder group and the Board of Directors’ ongoing evaluation of the Company’s strategic options, as discussed in “Recent Developments” above.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.7% in 2016 from 5.8% in 2015.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization decreased to $211,000 for the year ended December 31, 2016 from $242,000 for the year ended December 31, 2015, a decrease of $31,000 or 12.7%.  As a percentage of revenue, corporate expenses - depreciation and amortization decreased to 0.3% in 2016 from 0.4% in 2015.

Operating Loss

As a result of the decrease in contribution from dental Offices and the decrease in corporate expenses discussed above, the Company’s operating loss increased to $(1.9) million for the year ended December 31, 2016 from $(1.0) million for the year ended December 31, 2015, an increase of $865,000 or 84.8%.  As a percentage of revenue, operating loss increased to (3.1)% in 2016 from (1.6)% in 2015.

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $100,000 for the year ended December 31, 2015 was due to the Company’s determination to write down values of the contingent liabilities at an Office that was acquired during the fourth quarter of 2009.  See Notes 4 and 12 to the consolidated financial statements included in Item 8.

Interest expense, net.   Interest expense, net increased to $254,000 for the year ended December 31, 2016 from $105,000 for the year ended December 31, 2015, an increase of $149,000 or 141.7%.  This increase is attributable to higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense, net increased to 0.4% in 2016 from 0.2% in 2015.

Net Loss

As a result of the above, the Company’s net loss was $(1.4 million) for the year ended December 31, 2016 compared to $(705,000) for the year ended December 31, 2015, an increase of $681,000 or 96.7%.  As a percentage of revenue, net loss increased to (2.2)% in 2016 from (1.1)% in 2015.  Net loss for the year ended December 31, 2016 was net of income tax benefit of $(754,000), while net loss for the year ended December 31, 2015 was net of income tax benefit of $(321,000).

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

Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative decreased to $3.7 million for the year ended December 31, 2015 from $4.7 million for the year ended December 31, 2014, a decrease of $982,000 or 21.1%.  There were decreases of $467,000 in corporate wages, $342,000 in severance compensation expense and $136,000 related to stock-based compensation expense pursuant to ASC Topic 718, “Compensation—Stock Compensation”.  As a percentage of revenue, corporate expenses - general and administrative decreased to 5.8% in 2015 from 7.2% in 2014.

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

Other Income (Expense)

Change in fair value of contingent liabilities.  Change in fair value of contingent liabilities of $100,000 for the year ended December 31, 2015 was due to the Company’s determination to write down values of the contingent liabilities at an Office that was acquired during the fourth quarter of 2009.  See Notes 4 and 12 to the consolidated financial statements included in Item 8.

Interest expense, net.   Interest expense, net decreased to $105,000 for the year ended December 31, 2015 from $116,000 for the year ended December 31, 2014, a decrease of $11,000 or 9.2%.  As a percentage of revenue, interest expense, net remained constant at 0.2% for the years ended December 31, 2015 and 2014.

Net Loss

As a result of the above, the Company’s net loss was $(705,000) for the year ended December 31, 2015 compared to $(924,000) for the year ended December 31, 2014, a decrease of $219,000 or 23.7%.  As a percentage of revenue, net loss decreased to (1.1)% in 2015 from (1.4)% in 2014.  Net loss for the year ended December 31, 2015 was net of income tax benefit of $(321,000), while net loss for the year ended December 31, 2014 was net of income tax benefit of $(403,000).

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

Impairment of Intangible and Long-lived Assets

At December 31, 2016, intangible assets on the Company’s consolidated balance sheet were $6.7 million, representing 36.0% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

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

On March 29, 2016, the Company entered into a Loan and Security Agreement with Guaranty Bank and Trust Company, which was subsequently amended, most recently on March 30, 2017 (as amended, the “Credit Facility”).  The Credit Facility initially consisted of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  As amended by the March 2017 amendment, the revolving line of credit commitment reduces in $300,000 increments during 2017 through maturity from $2.0 million to $800,000.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter, with a further reduction on April 30, 2018 equal to the product of (i) 50% multiplied by (ii) EBITDA for 2017 minus capital expenditures for 2017, interest payments on the Credit Facility paid in 2017, $2.0 million, and cash taxes paid during 2017. The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 3.10% and LIBOR plus 3.75% depending on the Company’s funded debt-to-EBITDA ratio.  As of December 31, 2016, the revolving line of credit rate was 3.52% and the reducing revolving loan rate was 3.52%.  At December 31, 2016, the Company had approximately $946,000 of borrowings outstanding under the revolving line of credit and approximately $1.1 million available for borrowing under the revolving line of credit.  At December 31, 2016, the Company had $9.0 million of borrowings outstanding under the reducing revolving loan.  The Credit Facility is collateralized by substantially all of the assets of the Company.  As amended by the March 2017 amendment, the Credit Facility requires the Company to maintain (i) a funded debt-to-EBITDA ratio of no more than 2.5 to 1.00 for the twelve months ending December 31, 2017 and thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2017 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.00 for the quarter ending December 31, 2017 and each quarter thereafter, and to generate at least $870,000 of EBITDA in each of the first three quarters of 2017. In addition, capital expenditures may not exceed $180,000 per quarter. After entering into the Credit Facility in March 2016, dividends and stock repurchases were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, dividends and stock repurchases currently are not permitted under the Credit Facility.

The March 2017 amendment to the Credit Facility also included a forbearance by the bank regarding covenant defaults by the Company as of December 31, 2016 with respect to the then-existing funded debt-to-EBITDA ratio of no more than 3.15 to 1.00 for the twelve months ended December 31, 2016, fixed charge coverage ratio of at least 1.35 to 1.00 for the quarter ended December 31, 2016 and EBITDA of at least $650,000 for the quarter ended December 31, 2016.  The forbearance remains in effect provided that the Company complies with the amended Credit Agreement covenants.  There can be no assurances that the bank will not change the terms of the Credit Facility or cease to forbear or continue to extend credit to the Company.  Any such actions or failure by the Company to maintain compliance with the Credit Facility in the future could have a material adverse effect on the Company.

On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the credit agreement with Compass Bank with borrowings under the new Credit Facility.

Net cash provided by operating activities was $4.3 million, $3.4 million and $1.5 million for the years ended December 31, 2014, 2015 and 2016, respectively.  During the year ended December 31, 2016, the Company’s cash provided by operating activities consisted primarily of increases of approximately $132,000 in other long-term obligations and $74,000 in income taxes payable, offset by an increase in accounts receivable of approximately $1.0 million, a decrease in accounts payable and accrued expenses of approximately $576,000 and an increase in prepaid expenses and other assets of approximately $184,000.  During the year ended December 31, 2015, the Company’s cash provided by operating activities excluding net loss and non-cash items consisted of a decrease in deferred charges and other assets of approximately $5,000, offset by an increase in accounts receivable of approximately $670,000, a decrease in accounts payable and accrued expenses of approximately $183,000, a decrease in income taxes payable (receivable) of approximately $81,000 and an increase in prepaid expenses and other assets of approximately $56,000.  During the year ended December 31, 2014, the Company’s cash provided by operating activities excluding net income and non-cash items consisted primarily of increases of approximately $598,000 in accounts payable and accrued expenses, $184,000 in income taxes payable and $81,000 in other long-term obligations, offset by increases of approximately $808,000 in accounts receivable and $65,000 in prepaid expenses and other assets.

Net cash used in investing activities was $4.7 million, $2.2 million and $807,000 for the years ended December 31, 2014, 2015 and 2016, respectively.  During the year ended December 31, 2016, the Company invested approximately $831,000 in capital expenditures, including approximately $69,000 related to one Office that was converted to digital radiography, offset by a decrease in a note receivable of $24,000.  During the year ended December 31, 2015, the Company invested approximately $2.2 million in capital expenditures, including approximately $1.3 million for two de novo Offices, offset by a decrease in notes receivable of $28,000 and proceeds from the sale of assets of $5,000.  During the year ended December 31, 2014, the Company invested approximately $4.7 million in capital expenditures, including approximately $1.7 million related to remodels and/or relocations of three of its Offices, $1.4 million for two de novo Offices and $1.1 million related to six Offices that were converted to digital radiography, offset by a decrease in notes receivable of $27,000.

For the year ended December 31, 2014, net cash provided by financing activities was $176,000.  For the years ended December 31, 2015 and 2016, net cash used in financing activities was $1.3 million and $775,000, respectively.  For the year ended December 31, 2016, net cash used in financing activities was comprised of approximately $357,000 used to pay down the Credit Facility, $409,000 for the payment of dividends and $9,000 used in the purchase and retirement of Common Stock.  For the year ended December 31, 2015, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends, offset by approximately $374,000 in advances under the prior credit facility.  For the year ended December 31, 2014, net cash provided by financing activities was comprised of approximately $1.7 million in advances under the prior credit facility, $65,000 in proceeds from exercise of Common Stock options and $11,000 from the tax benefit of Common Stock options exercised, offset by approximately $1.6 million for the payment of dividends and $6,000 used in the purchase of Common Stock options exercised.

The Company has historically operated with negative working capital and has been able to meet its current obligations as a result of strong operating cash flows and availability on its revolving lines of credit. Recent decreases in operating cash flow have led the company to take certain actions, which are described in “Recent Developments” and “Results of Operations” above. The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity or debt securities or engage in other borrowings or financing activities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A, “Risk Factors – The Company may need additional capital and there is no guarantee additional financing would be available.”

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2014, the Company, in two separate transactions, repurchased and retired a total of 400 shares of its Common Stock for total consideration of approximately $6,300 at prices ranging from $15.38 to $15.49 per share.  During 2015, the Company did not purchase any shares of its Common Stock.  During 2016, the Company, in five separate transactions, repurchased and retired a total of 845 shares of its Common Stock for total consideration of approximately $8,900 at prices ranging from $10.00 to $10.01 per share.  As of December 31, 2016, approximately $876,000 of the previously authorized amount was available for Common Stock purchases.  Common Stock repurchases are not currently permitted under the Credit Facility.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to the Company’s business operations, refer to the information provided in “Recent Accounting Pronouncements” in Note 3 to the Company’s consolidated financial statements in Item 8 of this Annual Report.

Off–Balance Sheet Arrangements

As of December 31, 2016, the Company did not have any off–balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2015 and 2016 and for each of the years ended December 31, 2014, 2015 and 2016:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheets of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

 /s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 31, 2017

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2015	2016

CURRENT ASSETS:
Cash	$258,801	$157,923
Accounts receivable, net of allowance for doubtful accounts of approximately $390,000 and $410,000, respectively	3,043,655	3,212,190
Note receivable	34,195	34,195
Deferred tax asset	275,907	326,202
Income tax receivable	73,878	-
Prepaid expenses and other assets	575,770	759,749

Total current assets	4,262,206	4,490,259

PROPERTY AND EQUIPMENT, net	9,808,014	7,279,436

OTHER NONCURRENT ASSETS:
Intangible assets, net	7,565,648	6,721,084
Deferred charges and other assets	155,741	155,741
Note receivable	55,002	31,051

Total assets	$21,846,611	$18,677,571

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,920,998	$2,723,473
Accrued expenses	1,547,915	925,776
Accrued payroll and related expenses	2,330,398	2,164,758
Current maturities of long-term debt	1,500,000	2,500,000

Total current liabilities	8,299,311	8,314,007

LONG-TERM LIABILITIES:
Deferred tax liability, net	2,242,800	1,500,618
Long-term debt	8,707,578	7,351,006
Other long-term obligations	949,554	1,081,655

Total liabilities	20,199,243	18,247,286

COMMITMENTS AND CONTINGENCIES (Notes 9 & 11)

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,861,106 and 1,860,261 shares issued and outstanding, respectively	1,446,182	1,615,001
Retained earnings (accumulated deficit)	201,186	(1,184,716)

Total shareholders' equity	1,647,368	430,285

Total liabilities and shareholders' equity	$21,846,611	$18,677,571

The accompanying notes are an integral part of these consolidated balance sheets.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2015	2016

REVENUE:
Dental practice revenue	$59,924,198	$59,134,356	$57,167,491
Capitation revenue	5,201,402	4,709,481	4,594,803
	65,125,600	63,843,837	61,762,294

DIRECT EXPENSES:
Clinical salaries and benefits	38,641,198	38,209,674	37,202,203
Dental supplies	2,977,962	2,965,182	2,820,462
Laboratory fees	3,298,723	3,288,426	3,489,225
Occupancy	5,900,176	5,948,384	6,279,180
Advertising and marketing	965,202	862,397	658,487
Depreciation and amortization	4,229,253	4,283,291	3,993,299
General and administrative	5,441,126	5,387,988	5,477,903
	61,453,640	60,945,342	59,920,759

Contribution from dental offices	3,671,960	2,898,495	1,841,535

CORPORATE EXPENSES:
General and administrative	4,659,610 (1)	3,677,547 (1)	3,516,657 (1)
Depreciation and amortization	223,019	241,588	210,813

OPERATING LOSS	(1,210,669)	(1,020,640)	(1,885,935)

OTHER INCOME (EXPENSE):
Change in fair value of contingent liabilities	-	100,000	-
Interest (expense), net	(115,750)	(105,062)	(253,940)

LOSS BEFORE INCOME TAXES	(1,326,419)	(1,025,702)	(2,139,875)
Income tax benefit	(402,785)	(321,032)	(753,973)

NET LOSS	$(923,634)	$(704,670)	$(1,385,902)

Net loss per share of Common Stock - Basic	$(0.50)	$(0.38)	$(0.74)

Net loss per share of Common Stock - Diluted	$(0.50)	$(0.38)	$(0.74)

Cash dividends per share of Common Stock	$0.88	$0.88	$-

Weighted average number of shares of Common Stock and dilutive securities:

Basic	1,858,650	1,860,246	1,860,316

Diluted	1,858,650	1,860,246	1,860,316

(1)
Corporate expenses - general and administrative includes $364,880 of stock-based compensation expense pursuant to ASC Topic 718 and $338,861 of severance compensation expense for the year ended December 31, 2014 , $229,093 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2015 and $177,679 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Retained Earnings	Shareholders'
	Shares	Amount	(accumulated deficit)	Equity

BALANCES, January 1, 2014	1,852,565	$779,758	$5,103,430	$5,883,188
Common Stock options exercised	7,524	64,500	-	64,500
Purchase and retirement of Common Stock	(400)	(6,293)	-	(6,293)
Tax benefit (expense) of Common Stock options exercised	-	11,211	-	11,211
Dividends declared on Common Stock	-	-	(1,636,790)	(1,636,790)
Stock-based compensation expense	-	364,880	-	364,880
Net income	-	-	(923,634)	(923,634)

BALANCES, December 31, 2014	1,859,689	$1,214,056	$2,543,006	$3,757,062
Common Stock options exercised	1,417	7,671	-	7,671
Tax benefit (expense) of Common Stock options exercised	-	(4,638)	-	(4,638)
Dividends declared on Common Stock	-	-	(1,637,150)	(1,637,150)
Stock-based compensation expense	-	229,093	-	229,093
Net loss	-	-	(704,670)	(704,670)

BALANCES, December 31, 2015	1,861,106	$1,446,182	$201,186	$1,647,368
Purchase and retirement of Common Stock	(845)	(8,860)	-	(8,860)
Stock-based compensation expense	-	177,679	-	177,679
Net loss	-	-	(1,385,902)	(1,385,902)

BALANCES, December 31, 2016	1,860,261	$1,615,001	$(1,184,716)	$430,285

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(923,634)	$(704,670)	$(1,385,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,452,272	4,524,879	4,204,112
Stock-based compensation expense	364,880	229,093	177,679
Provision for doubtful accounts	873,269	811,528	833,271
Benefit from deferred income taxes	(421,305)	(369,484)	(792,477)
Change in fair value of contingent liabilities	-	(100,000)	-
Loss (gain) on sale of assets	9,220	(3,948)	-
Changes in assets and liabilities:
Accounts receivable	(808,086)	(670,047)	(1,001,806)
Prepaid expenses and other assets	(65,029)	(55,583)	(183,979)
Deferred charges and other assets	4,808	5,112	-
Accounts payable	363,922	8,836	(197,525)
Accrued expenses	(85,266)	(10,209)	(212,696)
Accrued payroll and related expenses	319,458	(181,555)	(165,640)
Income taxes payable (receivable)	183,573	(80,516)	73,878
Other long-term obligations	80,674	2,921	132,101
Net cash provided by operating activities	4,348,756	3,406,357	1,481,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	26,572	27,927	23,951
Capital expenditures	(4,730,059)	(2,231,032)	(830,970)
Proceeds from sale of assets	19,275	5,000	-
Net cash used in investing activities	(4,684,212)	(2,198,105)	(807,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	27,809,707	27,570,954	23,027,293
Repayments - line of credit	(26,068,044)	(27,196,829)	(22,383,865)
Repayments - reducing revolving loan	-	-	(1,000,000)
Proceeds from exercise of Common Stock options	64,500	7,671	-
Purchase and retirement of Common Stock	(6,293)	-	(8,860)
Tax benefit (expense) of Common Stock options exercised	11,211	(4,638)	-
Common Stock cash dividends	(1,635,223)	(1,636,838)	(409,443)
Net cash provided by (used in) financing activities	175,858	(1,259,680)	(774,875)

NET CHANGE IN CASH	(159,598)	(51,428)	(100,878)
CASH, beginning of year	469,827	310,229	258,801
CASH, end of year	$310,229	$258,801	$157,923

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2015	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$133,686	$155,159	$287,958
Cash paid during the year for income taxes	$16,226	$138,535	$50,906
Cash received during the year for income taxes	$192,491	$4,929	$86,280

NON-CASH ITEMS:

Repayments - line of credit with Compass Bank	$-	$-	$10,617,598

The accompanying notes are an integral part of these consolidated financial statements.

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental group practices. As of December 31, 2014, 2015 and 2016, the Company managed 67, 68 and 69 dental practices (collectively referred to as the ''Offices''), respectively.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and Offices developed internally (“de novo Offices”). The following table highlights the Company’s growth through December 31, 2016 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings

2007 and Prior	42	26	(8)
2008	-	1	-
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
2012	-	2	(1)
2013	-	2	(1)
2014	-	2	(1)
2015	-	1	-
2016	-	1	-

Total	45	37	(13)

The Company's operations and expansion strategy depend, in part, on the availability of dentists, dental hygienists and other professional personnel and the ability to hire and assimilate additional management and other employees to accommodate expanded operations.

The de novo Office opened in January 2016 is located in Commerce City, Colorado.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office.

(2)	LIQUIDITY AND FINANCIAL RESOURCES UPDATE

The Company has historically operated with negative working capital and has been able to meet its current obligations as a result of strong operating cash flows and availability on its revolving line of credit.  Recent decreases in operating cash flows have led the Company to take certain actions.

In late September 2016, the Company hired a new, fully dedicated dentist recruiter to replace the previous recruiter.  The Company believes the new recruiter is making progress in increasing its number of dentists.  On January 30, 2017, the Company added a highly experienced Chief Dental Officer to work directly with its network dentists in their offices, which the Company believes will help reduce dentist turnover, improve dentist performance and enhance dentist recruitment going forward.  The Company also has begun to work with an additional experienced dentist on a part time consulting basis to further improve retention and productivity.  In addition, the Company has begun to offer equity buy-in opportunities for dentists, which it believes will also aid in recruiting and retaining dentists and reducing dentist turnover.

Management is also continuously seeking to reduce expenses and, on February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017.  The Company is aggressively considering other actions to reduce expenses and improve profitability.

The Company has prepared its business plan for the ensuing twelve months and believes it has sufficient liquidity and financial resources to operate for the ensuing twelve month period.

(3)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2016.  Such reclassification had no effect on net loss.

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

During 2014, 2015 and 2016, 8.0%, 7.4% and 7.4%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include money market accounts and all highly liquid investments with original maturities of three months or less.  From time to time, the Company may have cash at one bank in excess of the federally insured amount.  As of December 31, 2016, the Company did not have cash at any banks in excess of the federally insured amount.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $65,000 in principal amount was outstanding at December 31, 2016.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is deemed uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note for the years ended December 31, 2014, 2015 and 2016, respectively.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $3,569,939, $3,679,992 and $3,349,549 for the years ended December 31, 2014, 2015 and 2016, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  Amortization was $882,333, $844,887 and $844,564 for the years ended December 31, 2014, 2015 and 2016, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the years ended December 31, 2014, 2015 and 2016.

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

	2014			2015			2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount

Basic EPS	$(923,634)	1,858,650	$(0.50)	$(704,670)	1,860,246	$(0.38)	$(1,385,902)	1,860,316	$(0.74)

Effect of Dilutive Stock Options	-	-		-	-		-	-

Diluted EPS	$(923,634)	1,858,650	$(0.50)	$(704,670)	1,860,246	$(0.38)	$(1,385,902)	1,860,316	$(0.74)

For the years ended December 31, 2014, 2015 and 2016, options to purchase 586,833, 455,666 and 465,666 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense pursuant to ASC Topic 718 included in the Company’s consolidated statements of income for the years ended December 31, 2014, 2015 and 2016 was approximately $365,000, $229,000 and $178,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, the expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended December 31, 2016 equal to the expected option term.  Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended December 31, 2016 for the expected option term. The expected option term was calculated based on historical experience.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and it will not have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This guidance was effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company adopted this guidance and it did not have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, the Company will be required to classify all deferred tax assets and liabilities as noncurrent.  This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company anticipates the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements by increasing both total assets and total liabilities on the balance sheet.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The objective of the new guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows.   ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  ASU 2016-09 is not expected to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This update addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  ASU 2016-15 is not expected to have a material effect on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory. The guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance becomes effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements, but at this time does not believe there will be a material effect on its consolidated financial statements.

In November 2016, the FASB issued an accounting update on statements of cash flows to address diversity in practice in the classification and presentation of changes in restricted cash. The accounting update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This is an expansive set of revisions to the cash flow presentation standards, but at this time the Company does not believe that these changes will have an impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance becomes effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted, and applied prospectively. The Company is currently evaluating this guidance and its impact on its results of operations, financial position, and consolidated financial statements.

(4)	ACQUISITIONS

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

2009 Acquisition

On October 29, 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of the then trailing twelve-month operating cash flows.  During the quarter ended September 30, 2013, the Company remeasured the fair value of the contingent liabilities and reduced it by $179,000 to $421,000.  The $179,000 was recognized as other income during the quarter.  During the quarter ended December 31, 2015, the Company remeasured the fair value of the contingent liabilities and reduced it by $100,000 to $321,000.  The $100,000 was recognized as other income during the quarter.

The fair value of the acquisition was based on significant inputs not observable in the market and is therefore defined as level 3 inputs under ASC Topic 820, “Fair Value Measurements and Disclosures”.  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2014, 2015 or 2016.

(5)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2016

Dental equipment	$10,469,568	$10,635,883
Furniture and fixtures	1,700,995	1,730,191
Leasehold improvements	14,242,399	14,331,451
Computer equipment, software and related items	7,938,697	8,251,200
Instruments	1,731,505	1,960,071
	36,083,164	36,908,796

Less - accumulated depreciation	(26,275,150)	(29,629,360)

Property and equipment, net	$9,808,014	$7,279,436

(6)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2015	2016

Management Agreements	25 years	$21,800,123	$21,800,123
Less - accumulated amortization		(14,234,475)	(15,079,039)

Intangible assets, net		$7,565,648	$6,721,084

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2017	$844,564
2018	844,564
2019	836,055
2020	808,550
2021	699,186
Thereafter	2,688,165

$6,721,084

(7)	DEBT

Debt consists of the following:

	December 31,
	2015	2016
Revolving credit agreement with a bank not to exceed $2.0 million, at a LIBOR rate plus 2.90%, collateralized by substantially all of the assets of the Company, due in March 2018.	207,578	-
Prepaid Loan Fees	-	-

Revolving credit agreement with a bank not to exceed $2.0 million, at a LIBOR rate plus 3.75%, collateralized by substantially all of the assets of the Company, due in March 2018.	-	945,682
Prepaid Loan Fees	-	(94,676)

$10.0 million reducing revolving loan with a bank, at a LIBOR rate plus 2.90% with mandatory quarterly payments of approximately $500,000, collateralized by substantially all of the assets of the Company, due in March 2021.	10,000,000	-

$10.0 million reducing revolving loan with a bank, at a LIBOR rate plus 3.75% with mandatory quarterly payments of approximately $500,000, collateralized by substantially all of the assets of the Company, due in March 2021.	-	9,000,000

	10,207,578	9,851,006
Less - current maturities	(1,500,000)	(2,500,000)

Long-term debt, net of current maturities	$8,707,578	$7,351,006

Credit Facility

On March 29, 2016, the Company entered into a new Loan and Security Agreement with Guaranty Bank and Trust Company, which was subsequently amended, most recently on March 30, 2017 (as amended, the “Credit Facility”).  The Credit Facility initially consisted of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  The revolving line of credit commitment reduces in $300,000 increments during 2017 through maturity from $2.0 million to $800,000.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter, with a further reduction on April 30, 2018 equal to 50% of EBITDA for 2017 minus capital expenditures for 2017, interest payments on the Credit Facility paid in 2017, $2.0 million, and cash taxes paid during 2017. The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 3.10% and LIBOR plus 3.75% depending on the Company’s funded debt-to-EBITDA ratio.  As of December 31, 2016, the revolving line of credit rate was 3.52% and the reducing revolving loan rate was 3.52%.  At December 31, 2016, the Company had approximately $946,000 of borrowings outstanding under the revolving line of credit and approximately $1.1 million available for borrowing under the revolving line of credit.  At December 31, 2016, the Company had $9.0 million of borrowings outstanding under the reducing revolving loan.  The Credit Facility is collateralized by substantially all of the assets of the Company.  As amended by the March 2017 amendment, the Credit Facility requires the Company to maintain (i) a funded debt-to-EBITDA ratio of no more than 2.5 to 1.00 for the twelve months ending December 31, 2017 and thereafter, (ii) net worth of at least $1.0 million (increased by 25% of any net income after taxes of the Company in 2017 and thereafter), and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.00 for the quarter ending December 31, 2017 and each quarter thereafter, and to generate at least $870,000 of EBITDA in each of the first three quarters of 2017. In addition, capital expenditures may not exceed $180,000 per quater. After entering into the Credit Facility in March 2016, dividends  and stock repurchases were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, dividends and stock repurchases currently are not permitted under the Credit Facility.

The March 2017 amendment to the Credit Facility also included a forbearance by the bank regarding covenant defaults by the Company as of December 31, 2016 with respect to the ten-existing funded debt-to-EBITDA ratio of no more than 3.15 to 1.00 for the twelve months ended December 31, 2016, fixed charge coverage ratio of at least 1.35 to 1.00 for the quarter ended December 31, 2016 and EBITDA of at least $650,000 for the quarter ended December 31, 2016.  The forbearance remains in effect provided that the Company complies with the amended Credit Agreement covenants.

On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the credit agreement with Compass Bank with borrowings under the new Credit Facility.

Scheduled Maturities

The scheduled maturities of debt are as follows:

Year	Amount

2017	$2,500,000
2018	2,851,006
2019	2,000,000
2020	2,000,000
2021	500,000

$9,851,006

(8)	SHAREHOLDERS' EQUITY

Shares Repurchased and Retired

The Company from time to time may purchase its Common Stock on the open market or in privately negotiated transactions.  During 2014, the Company, in two separate transactions, repurchased and retired a total of 400 shares of its Common Stock for total consideration of approximately $6,300 at prices ranging from $15.38 to $15.49 per share.  During 2015, the Company did not purchase any shares of its Common Stock.  During 2016, the Company, in five separate transactions, repurchased and retired a total of 845 shares of its Common Stock for total consideration of approximately $8,900 at prices ranging from $10.00 to $10.01 per share.  As of December 31, 2016, approximately $876,000 of the previously authorized amount was available for purchases.  In March 2016, the Company entered into its Credit Facility.  Through the remainder of 2016, Common Stock repurchases were prohibited under the Credit Facility, and Common Stock repurchases are not currently permitted under the Credit Facility.

Stock-Based Compensation Plans

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated in March 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of December 31, 2016, there were 338,415 vested options and 56,251 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of December 31, 2016, there were 71,000 unvested options granted under the 2015 Plan and 129,000 shares available for issuance under the 2015 Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2014	2015	2016

Expected life (1)	4.5	3.3	3.3
Risk-free interest rate (2)	1.45%	1.00%	1.21%
Expected volatility (3)	35%	35%	39%
Expected dividend yield	6.05%	6.93%	7.81%
Expected forfeiture (4)	18.32%	27.00%	27.00%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of stock option activity as of December 31, 2014, 2015 and 2016, and changes during the years then ended, is presented below:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2013	482,833	$18.48	$10.75 - $21.85	3.9	$214
Granted	210,000	$14.75	$12.55 - $17.80
Exercised	(10,000)	$10.75	$10.75 - $10.75
Canceled	(96,000)	$18.30	$16.50 - $21.85

Balance at December 31, 2014	586,833	$17.36	$11.50 - $21.00	4.2	$197
Granted	11,000	$12.69	$12.64 - $12.74
Exercised	(6,667)	$11.50	$11.50 - $11.50
Canceled	(135,500)	$18.83	$12.55 - $21.00

Balance at December 31, 2015	455,666	$16.82	$12.55 - $19.75	4.2	$-
Granted	95,000	$10.11	$10.04 - $11.11
Canceled	(85,000)	$14.18	$10.04 - $19.75

Balance at December 31, 2016	465,666	$15.94	$10.04 - $19.75	3.6	$654

Exercisable at December 31, 2014	322,834	$18.89	$11.50 - $21.00	2.4	$23

Exercisable at December 31, 2015	307,672	$17.79	$12.55 - $19.75	3.4	$-

Exercisable at December 31, 2016	338,415	$17.34	$12.55 - $19.75	2.9	$157

The weighted average grant date fair value of options granted was $2.47, $1.81 and $1.74 per option during the years ended December 31, 2014, 2015 and 2016, respectively.  Net cash proceeds from the exercise of stock options during the years ended December 31, 2014 and 2015 were $64,500 and $8,000, respectively. The associated income tax effect from stock options exercised during the years ended December 31, 2014 and 2015 was $11,000 and ($5,000), respectively.  As of the date of exercise, the total intrinsic value of options exercised during the years ended December 31, 2014 and 2015 was $67,000 and $11,000, respectively. As of December 31, 2016, there was approximately $135,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.95 years.

The following table summarizes information about the options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2016	Weighted Average Exercise Price

$8.74 — 10.93	67,000	6.0	$10.04	-	$-
10.93 — 13.11	60,000	5.0	$12.45	37,333	$12.55
15.30 — 17.48	141,000	4.0	16.16	108,999	16.28
17.49 — 19.66	121,000	2.6	18.26	115,417	18.29
19.67 — 21.85	76,666	1.3	19.75	76,666	19.75

$10.93 — 21.85	465,666	3.6	$15.94	338,415	$17.34

(9)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to 15 years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $4,730,324, $4,851,547 and $5,283,481 for the years ended December 31, 2014, 2015 and 2016, respectively.

Future minimum lease commitments for operating leases with remaining non-cancellable terms of one or more years are as follows:

Years ending December 31,
2017	$4,082,000
2018	3,489,000
2019	2,990,000
2020	2,006,000
2021	1,237,000
Thereafter	2,122,000

$15,926,000

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

During the quarter ended December 31, 2015, the Company remeasured and reduced the value of contingent liabilities by $100,000 and recognized this amount as other income for the quarter.  As of December 31, 2016, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Income tax expense for the years ended December 31, 2014, 2015 and 2016 consisted of the following:

	2014	2015	2016
Current:
Federal	$(16,309)	$33,519	$38,504
State	34,829	14,933	-
	18,520	48,452	38,504
Deferred:
Federal	(357,224)	(339,511)	(734,951)
State	(64,081)	(29,973)	(57,526)
	(421,305)	(369,484)	(792,477)

Total income tax benefit	$(402,785)	$(321,032)	$(753,973)

The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2014	2015	2016

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	(0.5)	(0.5)	(0.5)
Share based compensation	(5.6)	(3.4)	(1.8)
Other	(0.5)	(1.8)	0.5
	30.4%	31.3%	35.2%

Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2015	2016

Deferred tax assets current:
Section 179 carryforward	$-	$44,209
Accruals not currently deductible	131,514	130,293
Allowance for doubtful accounts	144,300	151,700
Charitable contribution carryover	93	-
	275,907	326,202
Deferred tax assets long-term:
Stock option compensation	528,701	557,367
	528,701	557,367
Deferred tax liabilities long-term:
Depreciation for tax over books	(525,241)	-
Contingent liabilities impairment	(198,790)	(195,730)
Intangible asset amortization for tax over books	(2,047,470)	(1,862,255)
	(2,771,501)	(2,057,985)
Net long-term deferred tax liability	(2,242,800)	(1,500,618)

Net deferred tax liability	$(1,966,893)	$(1,174,416)

The Company’s deferred tax assets are related to: accruals not currently deductible, allowance for doubtful accounts and stock option timing differences between book and tax and section 179 carryforwards.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of cumulative tax depreciation and amortization expense exceeding book depreciation and amortization and contingent liabilities recorded in 2015 and 2016.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2015 and 2016, tax benefits associated with the exercise of stock options (increased) reduced taxes payable by approximately $11,000 and ($5,000), respectively, and increased (reduced) equity by the same amount.

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

The Company had no federal and state income tax NOL carryforwards for the years ended December 31, 2015 and 2016, respectively.

Under professional standards, the Company’s policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and regulations, revenue rulings, court decisions and other evidence.

At December 31, 2015 and 2016, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2015 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2012-2016 remain open to examination by the taxing jurisdictions to which the Company is subject.

(11)	BENEFIT PLANS

401(k)/Stock Bonus Plan and Profit Sharing

The Company has a 401(k)/Stock Bonus Plan, which was established in 1997. Eligible employees may make voluntary contributions to the plan.  The Company matches 40% of the first 6% of each employee’s contribution.  The Company contributed $230,000, $239,000 and $201,000 towards the plan for the years ended December 31, 2014, 2015 and 2016, respectively.  In addition, the Company may make profit sharing contributions at its discretion in cash or in Common Stock of the Company. For the years ended December 31, 2014, 2015 and 2016, the Company did not make any profit sharing contributions.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2015 or 2016.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 by level within the fair value hierarchy:

	2015			2016
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance at January 1	$-	$-	$421,000	$-	$-	$321,000

Additions			-			-

Deletions			-			-

Revisions			(100,000)			-

Contingent Liabilities Balance at December 31			$321,000			$321,000

During the quarter ended December 31, 2015, the Company remeasured and reduced the value of contingent liabilities by $100,000 and recognized this amount as other income for the quarter.  As of December 31, 2016, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets.

(13)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income (Loss)	Net Income (Loss) Per Share of Common Stock - Diluted
2014 quarter ended:
March 31, 2014	$16,806,398	$1,331,850	$49,331	$0.03
June 30, 2014	16,876,523	1,167,005	(59,241)	(0.03)
September 30, 2014	16,100,844	755,273	(402,688)	(0.22)
December 31, 2014	15,341,835	417,832	(511,036)	(0.27)

	$65,125,600	$3,671,960	$(923,634)	$(0.50)

2015 quarter ended:
March 31, 2015	$16,587,524	$1,083,650	$(45,876)	$(0.02)
June 30, 2015	16,354,629	966,695	(57,493)	(0.03)
September 30, 2015	15,852,756	494,811	(226,636)	(0.12)
December 31, 2015	15,048,928	353,339	(374,665)	(0.21)

	$63,843,837	$2,898,495	$(704,670)	$(0.38)

2016 quarter ended:
March 31, 2016	$16,431,233	$814,419	$(100,410)	$(0.05)
June 30, 2016	15,885,140	724,737	(230,429)	(0.12)
September 30, 2016	15,154,288	163,192	(516,516)	(0.28)
December 31, 2016	14,291,633	139,187	(538,547)	(0.29)

	$61,762,294	$1,841,535	$(1,385,902)	$(0.74)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2016.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2016 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2016 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2016 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2016 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2016 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2016 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets ‑
December 31, 2015 and 2016

Consolidated Statements of Operations ‑
Years ended December 31, 2014, 2015 and 2016

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2014, 2015 and 2016

Consolidated Statements of Cash Flows ‑
Years ended December 31, 2014, 2015 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Schedule

II ‑ Valuation and Qualifying Accounts ‑
Years Ended December 31, 2014, 2015 and 2016

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

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 31, 2017
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	March 31, 2017
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary, Treasurer	March 31, 2017
Dennis N. Genty	and Director (Principal Financial and Accounting Officer)

/s/ Brooks G. O’Neil	Director	March 31, 2017
Brooks G. O’Neil

/s/ Paul E. Valuck	Director	March 31, 2017
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	March 31, 2017
Thomas D. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Birner Dental Management Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 31, 2017 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedule of Birner Dental Management Services, Inc., listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of Birner Dental Management Services, Inc.'s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 31, 2017

Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2016	$390,000	$833,271	$813,271	$410,000
2015	$420,000	$811,528	$841,528	$390,000
2014	$420,000	$873,269	$873,269	$420,000

(1)	Charges to the account are for the purpose for which the reserves were created.

Index of Exhibits

Exhibit Number	Description of Document

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

10.1*
Form of Indemnification Agreement entered into between the Company and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.2*
Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 19, 2005.

10.3*
Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 99 of the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 27, 2005.

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

10.25*
Profit Sharing 401(k)/Stock Bonus Plan of the Company, incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.26
Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.

10.43
Credit Agreement, dated September 13, 2013, between the Company and Compass Bank, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 17, 2013.

10.44
Omnibus Amendment to Loan Documents, dated February 12, 2014, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2014.

10.45
Loan and Security Agreement, dated March 29, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016.

10.46
Amendment to Loan and Security Agreement, dated July 29, 2016, by and between the Company and Guaranty Bank and Trust Company,  incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2016.

10.47
Second Amendment to Loan and Security Agreement, dated November 14, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2016.

10.48	Third Amendment to Loan and Security Agreement, dated December 9, 2016, between the Company and Guaranty Bank and Trust Company.
10.49	Fourth Amendment to Loan and Security Agreement, dated March 30, 2017, between the Company and Guaranty Bank and Trust Company.
23†	Hein & Associates LLP consent dated March 31, 2017.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

Exhibit Number	Description of Document

31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1††	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

††	Furnished with this Form 10-K.

*	Indicates a management contract or compensatory plan or arrangement.