Form 10-K/A
period 2016-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2017-04-28
CIK 948072

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Birner Dental Management Services, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “2016 Form 10-K”). This Form 10-K/A is being filed to include certain information that was previously omitted from Part III of the 2016 Form 10-K because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days after the end of its fiscal year ended December 31, 2016. In particular, this Form 10-K/A amends the cover page and amends and restates Items 10 through 14 of Part III. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended and restated to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The cover page of the 2016 Form 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2016 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2016 Form 10-K and, except where expressly noted, the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2016 Form 10-K and the Company’s other filings with the SEC.

Capitalized terms not otherwise defined in this Form 10-K/A shall have the meanings ascribed to them in the 2016 Form 10-K.

3

TABLE OF CONTENTS

To Form 10-K/A

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning each of our directors and executive officers. All directors will serve until their successors are duly elected and qualified, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	Position
Frederic W.J. Birner	59	Chairman of the Board, Chief Executive Officer and Director
Dennis N. Genty	59	Chief Financial Officer, Secretary, Treasurer and Director
Brooks G. O’Neil	60	Director
Paul E. Valuck, D.D.S.	59	Director
Thomas D. Wolf	62	Director

Biographies

Frederic W.J. Birner is one of our founders and has served as Chairman of the Board and Chief Executive Officer since our inception in May 1995.

Dennis N. Genty is one of our founders and has served as Secretary since May 1995 and as Chief Financial Officer, Secretary and Treasurer since September 1995. Mr. Genty was a director of the Company’s Board of Directors from the Company’s inception until 2004, when he resigned enabling the Company to be in compliance with applicable stock exchange rules requiring that a majority of the Company’s directors be independent according to specified criteria. Mr. Genty was elected to the Board of Directors in 2015.

Brooks G. O’Neil was appointed as a director in January 2003 and was first elected by our shareholders at the 2005 annual meeting of shareholders. In November 2016, Mr. O’Neil joined Lake Street Capital Markets, a boutique investment bank based in Minneapolis, as a Senior Research Analyst covering under-appreciated medical device and healthcare services companies. In November 2015, Mr. O’Neil formed White Oaks Investor Relations, a firm focused on providing investor relations services to innovative healthcare companies. From October 2006 until November 2015, Mr. O’Neil was employed by Dougherty & Co., an investment banking firm, as a Senior Research Analyst covering areas of growth and change in health care.

Paul E. Valuck, D.D.S. was appointed as a director in April 2001 and was first elected by our shareholders at the 2001 annual meeting of shareholders. Dr. Valuck has been in private dental practice in Denver, Colorado since January 1998.

Thomas D. Wolf was appointed as a director in June 2004 and was first elected by our shareholders at the 2007 annual meeting of shareholders. Mr. Wolf joined Shield Security Systems, LLC, a privately held company in the security system business, in December 1998 and has served as its Chief Financial Officer since December 1998. From April 2003 until June 2012, Mr. Wolf also served as Chief Executive Officer for Shield Security Systems, LLC.

Messrs. Birner, Genty, O’Neil and Wolf bring financial and business expertise to the Board of Directors based on their years of professional work experience. Dr. Valuck brings dental industry experience to the Board of Directors.

section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of our outstanding shares to file with the SEC initial reports of ownership and reports regarding changes in their beneficial ownership of our shares. To our knowledge, and based solely on a review of the Section 16(a) reports furnished to us, all Section 16(a) reports required to be filed for 2016 were filed on a timely basis.

Corporate Governance matters

Code of Conduct

All of our employees, including our Chief Executive Officer, Chief Financial Officer, and the persons performing similar functions, are required to abide by our code of conduct and business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. We intend to disclose any changes in or waivers from our code of conduct by filing a current report on Form 8-K with the SEC. A copy of the Company’s Code of Conduct is available on our website at www.perfectteeth.com/legal.

Nominations Process

We do not have a standing nominating committee or a nominating committee charter. Nominations for director are made by our independent directors. The Board of Directors believes that, considering the size of the Company and our Board of Directors, nominating decisions can be made effectively by our independent directors and there is no need for the added formality of a nominating committee.

On July 15, 2016, our Board of Directors adopted and approved the Second Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws include advance notice requirements and procedures for the submission by shareholders of nominations for our Board of Directors and of other proposals to be presented at shareholder meetings.

Under Article II, Section 3 of the Amended Bylaws, in order for a shareholder to nominate a person for election as a director without inclusion in our proxy statement, such shareholder must give timely notice in writing delivered to our Secretary at the Company’s principal executive offices. To be timely, notice must be delivered to the Secretary not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year’s annual shareholders’ meeting. If the date of the annual shareholders’ meeting is more than 30 days before or more than 60 days after such anniversary date, to be timely, notice by the shareholder must be delivered not earlier than the close of business on the 120th day prior to the date of such annual shareholders’ meeting and not later than the close of business on the later of the 90th day prior to the date of such annual shareholders’ meeting or the 10th day following the day on which we first publicly announce the date of such annual shareholders’ meeting.

The shareholder’s notice must include certain information required by the Amended Bylaws about the director nominee, the shareholder of record and the underlying beneficial owner, if any, including such information as the director nominee’s name, age, address, occupation and shares; the name, address and shares of the shareholder and any beneficial owner; information about derivatives, hedges and short positions; understandings or agreements regarding the economic and voting interests of the director nominee, the shareholder and related persons with respect to our stock, if any; and such other information as would be required to be disclosed in a proxy statement soliciting proxies for the election of the proposed director nominee. In addition, the notice must contain certain representations made by the shareholder or beneficial owner proposing to nominate such director nominee. We may require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of such proposed nominee to serve as a director. A shareholder’s notice must be updated, if necessary, so that the information submitted is true and correct as of the record date for determining shareholders entitled to receive notice of the meeting and as of the date that is 10 business days prior to the meeting date.

The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by our shareholders because the Board believes that it can adequately evaluate any such nominees on a case-by-case basis. The Board of Directors will consider director candidates proposed on a timely basis in accordance with the Amended Bylaws and will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Shareholders must include sufficient information about candidates nominated for director as set forth in the Amended Bylaws to enable our independent directors to consider the candidate’s qualifications and suitability for service on the Board of Directors. Although the Board of Directors does not currently have a diversity policy regarding selection of director nominees or other formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for Board, committee and shareholder meetings. In considering nominees, the Board would consider diversity among other factors relevant to its decision. Any candidate must state in advance his or her willingness and interest in serving on the Board of Directors and its committees. 1

Audit Committee

The Audit Committee is comprised solely of independent directors, as defined by applicable Nasdaq and SEC rules and regulations. Though our Company is no longer listed on Nasdaq, our Board of Directors used the Nasdaq listing standards in making its independence determinations. The current members of the Audit Committee are Brooks G. O’Neil, Paul E. Valuck, D.D.S. and Thomas D. Wolf (Chairman). The Board of Directors has reviewed Nasdaq Rule 5605(c) and has determined that Messrs. O’Neil, Valuck and Wolf are independent directors as defined in that rule. The Board of Directors has determined that Messrs. O’Neil and Wolf have accounting and related financial management expertise based on their years of relevant professional work experience and are qualified as audit committee financial experts within the meaning of SEC regulations.

1 A number of sections have been deleted from Item 10 because, although they are required in proxy statements under Schedule 14A, they are not required to be included in Item 10 of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION SUMMARY

Executive Compensation for Years Ended December 31, 2015 and 2016

The following table summarizes, with respect to our Chief Executive Officer and each of the other individuals for which disclosure is required (“Named Executive Officers”), information relating to the compensation earned for services rendered in all capacities during 2015 and 2016.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
				(1)
Frederic W.J. Birner
Chairman of the Board,	2015	$500,000	$-	$10,819	$510,819
Chief Executive Officer,	2016	$500,000	$-	$12,467	$512,467
and Director

Dennis N. Genty
Chief Financial Officer,	2015	$340,000	$-	$10,660	$350,660
Secretary, Treasurer,	2016	$340,000	$-	$12,307	$352,307
and Director

(1)	All other compensation is comprised solely of payments of medical/vision/life insurance premiums for Mr. Birner and Mr. Genty.

Base Salary and Bonus

The Compensation Committee reviews the base salaries of the Company's executive officers on an annual basis. The Compensation Committee also determines bonuses. Base salaries and bonuses are determined based upon a subjective assessment of the nature and responsibilities of the position involved, the performance of the particular executive officer and of the Company, the executive officer's experience and tenure with the Company and base salaries paid to persons in similar positions with companies comparable to the Company. Messrs. Birner and Genty did not receive a base salary increase, a bonus or any equity awards during 2015 or 2016. Messrs. Birner and Genty agreed to reduce their base salaries by 20% effective February 1, 2017.

Grant of Plan-Based Awards

In November 2014, the Compensation Committee granted options to purchase 30,000 shares of common stock to each of Mr. Birner and Mr. Genty. For each of Mr. Birner and Mr. Genty, 10,000 options vested on November 12, 2015, 10,000 options vested on November 12, 2016 and 10,000 options will vest on November 12, 2017. The option awards were granted under our 2005 Equity Incentive Plan, as amended (the “2005 Plan”), which terminated on March 17, 2015.

Outstanding Equity Awards at December 31, 2016

The following table contains information regarding options outstanding with respect to the Named Executive Officers at December 31, 2016.

			Option Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($ / Sh)	Option Expiration Date
						(1)

Frederic W.J. Birner	March 15, 2012	(2) (3)	100,000			$18.39	3/15/2019
	November 12, 2014		20,000	(4)	10,000	$15.50	11/12/2021

Dennis N. Genty	November 12, 2014		20,000	(4)	10,000	$15.50	11/12/2021

1.	The option exercise price was based on the last reported sales price of our common stock on the grant date as reported on The Nasdaq Capital Market on March 15, 2012 of $18.39 per share and on November 12, 2014 of $15.50 per share.

2.	Options to purchase 50,000 shares of our common stock were granted to Mr. Birner on March 15, 2012 and vested on March 15, 2012.

3.	Options to purchase an additional 50,000 shares of our common stock were granted to Mr. Birner on March 15, 2012, subject to shareholder approval of an amendment to the 2005 Plan, which occurred on June 7, 2012, of which options to purchase 25,000 shares vested on March 15, 2014 and options to purchase 25,000 shares vested on March 15, 2015.

4.	Options to purchase 30,000 shares of our common stock were granted to each of Mr. Birner and Mr. Genty on November 12, 2014. For each of Mr. Birner and Mr. Genty, 10,000 options vested on November 12, 2015, 10,000 options vested on November 12, 2016 and 10,000 options will vest on November 12, 2017.

Payments upon Change in Control

As of April 27, 2017, there were 394,666 options issued and outstanding under our 2005 Plan, which terminated in March 2015, and there were 106,000 options issued and outstanding under our 2015 Equity Incentive Plan (the “2015 Plan”).

Upon a change of control of our Company, as defined in the 2005 Plan, all outstanding options issued under our 2005 Plan will automatically vest.

Under the 2015 Plan, a “change in control” is generally defined as a merger or consolidation involving us, a sale of all or substantially all of our assets, the acquisition by a person or group of more than 30% of the voting power of our stock, or certain changes in the composition of our board of directors. Under the 2015 Plan, if a change in control of our company occurs as a result of a merger or consolidation involving us and any outstanding award is not continued, assumed or replaced by the company or the surviving or successor entity in connection with the change in control, then (i) each of the participant's outstanding options and SARs will become exercisable in full, and (ii) each of the participant's unvested full value awards will fully vest unless and to the extent the committee that administers the 2015 Plan elects to terminate such award in exchange for a payment in an amount equal to the intrinsic value of the award (or, if there is no intrinsic value, the award may be terminated without payment). Upon the occurrence of other events involving a change in control (as defined in the 2015 Plan), all exercise dates of any outstanding award will accelerate and all outstanding awards will vest. The committee may provide for different change in control consequences in an individual award agreement.

DIRECTOR compensation

Non-Employee Director Compensation for Year Ended December 31, 2016

The following table summarizes, with respect to non-employee directors, information relating to the compensation earned for services rendered in all capacities during 2016.

	Compensation
Name of Non-Employee Director	Fees Earned or Paid in Cash	Option Awards ($)	Total
		(1)

Brooks G. O'Neil	$25,000	$-	$25,000

Paul E. Valuck, D.D.S.	$25,000	$-	$25,000

Thomas D. Wolf	$37,000	$-	$37,000

(1)	At December 31, 2016, the non-employee directors had the following options outstanding: Brooks G. O’Neal: 16,000, of which 13,333 were exercisable, Paul E. Valuck, D.D.S.: 16,000, of which 13,333 were exercisable, and Thomas D. Wolf: 17,000, of which 14,333 were exercisable.

Directors who are our full-time employees receive no compensation for serving as directors. For 2016, non-employee directors were paid the following fees: 1) a $5,500 per calendar quarter retainer, 2) $500 per calendar quarter Audit Committee meeting and 3) $1,500 per annual Audit Committee meeting. Mr. Wolf was paid a $3,000 per calendar quarter retainer for his services as Chairman of the Audit Committee. Such amounts were effective January 1, 2014. Effective February 1, 2017, the non-employee directors agreed to reduce their quarterly Board retainers by 20%.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Owners

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 27, 2017 by (i) all persons known by us to be the beneficial owners of 5% or more of our common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. The address of each of the named executive officers and directors is our office address, 1777 South Harrison Street, Suite 1400, Denver, Colorado 80210.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
	(1)		(2)
Named Executive Officers & Directors
Frederic W. J. Birner (3)	368,348		18.6%
Dennis N. Genty (4)	143,320		7.6%
Brooks G. O'Neil (5)	34,048		1.8%
Paul E. Valuck, D.D.S. (6)	55,885		3.0%
Thomas D. Wolf (7)	59,650		3.2%
All executive officers and directors (five persons) (8)	661,251		32.6%

5% Owners
Digirad Corporation Group (9)	578,934		31.1%
Lee Schlessman (10)	169,629	[2]	9.1%
Mark A. Birner, D.D.S. (11)	388,956		20.9%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 27, 2017 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Percentage of ownership for each beneficial owner is based on 1,860,261 shares of common stock outstanding at April 27, 2017 plus any options currently exercisable or exercisable within 60 days of April 27, 2017, computed separately for each beneficial owner using information provided in the following footnotes.

(3)	Includes 120,000 shares of common stock that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 27, 2017.

(4)	Includes 20,000 shares of common stock that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 27, 2017.

(5)	Includes 9,333 shares of common stock that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 27, 2017.

2 This number does not match the amount listed in the Schedule 13D filed by the Digirad Group on March 9, 2017. In that document, it says he owns 104,026 shares.

(6)	Includes 9,333 shares of common stock that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 27, 2017.

(7)	Includes 9,333 shares of common stock that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of April 27, 2017.

(8)	Includes 167,999 shares of common stock issuable upon the exercise of options held by all executive officers and directors as a group that are currently exercisable or exercisable within 60 days of April 27, 2017.

(9)	Based on a Schedule 13D filed on March 9, 2017, Digirad Corporation, Mark A. Birner, Lee Schlessman, Elizabeth Genty, Gregory G. Fulton, John M. Climaco, James C. Elbaor, Charles M. Gillman, Barry A. Igdaloff, Lee D. Keddie and Benjamin E. Large constitute a “group” for purposes of Section 13(d)(3) of the Exchange Act that, as of March 9, 2017, collectively beneficially owned 578,934 shares of our common stock. The members of the group entered into a Joint Filing and Solicitation Agreement, dated as of March 8, 2017. Each member of the group reported having sole voting and investment power with respect to the shares of common stock, if any, individually held by such person. The address for Digirad Corporation is 1048 Industrial Court, Suwanee, Georgia 30024.

.

(10)	Based on a Schedule 13D filed on March 9, 2017, the address for Mr. Schlessman is 1555 Blake Street, Suite 400, Denver, Colorado 80202.

(11)	Based on a Schedule 13D filed on March 9, 2017, the address for Mark Birner, D.D.S. is 2325 E. 7th Avenue Parkway, Denver, Colorado 80206.

There has been no change in our control since the beginning of our last fiscal year, and there are no arrangements known to us, including any pledge of our securities, the operation of which may at a subsequent date result in a change in our control.

Equity Compensation Plan Information

Information related to securities issuable and available for issuance under the 2015 Plan as of December 31, 2016 is set forth in the table below. For information about the 2015 Plan, see note 8 to the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K. The 2005 Plan terminated on March 17, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	465,666 (1)	$15.94	129,000
Equity compensation plans not approved by security holders	-	-	-
Total	465,666	$15.94	129,000

(1)	As of December 31, 2016, 338,415 shares were issuable under exercisable options granted under the 2005 Plan and no options granted under the 2015 Plan were exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Since January 1, 2015,3 there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest. We do not have a formal written policy regarding the review, approval or ratification of related party transactions. Under the Audit Committee charter, the Audit Committee is responsible for the review and approval of all related party transactions required to be disclosed to the public under the SEC rules. All of our employees, officers and directors are required to comply with our Code of Conduct. The Code of Conduct addresses, among other things, actions that are required when potential conflicts of interest arise, including those from related party transactions. Specifically, if an employee, officer or director believes a conflict of interest exists or may arise, he or she is required to disclose immediately the nature and extent of the conflict, or potential conflict, to his or her supervisor, who, along with appropriate officials of the Company, will evaluate the conflict and take the appropriate action, if any, to ensure that our interests are protected. Any transaction between us and another party on terms that are reasonably believed to be at least as favorable as the terms that we otherwise could have obtained from an unrelated third party shall not create a conflict of interest or cause a violation of the Code of Conduct, provided that with respect to the directors and any member of senior management, the Audit Committee was given prior notice of such transaction and approved it. The rules in the Code of Conduct regarding conflicts of interest not only apply to all employees, officers and directors, but also to immediate family members and certain business associates of our employees, officers and directors.

Director Independence

Our common stock is quoted on the OTCQX Market. Although our common stock is no longer listed on Nasdaq, pursuant to the regulations promulgated by the SEC under the Exchange Act, we have adopted the definition of independent director as described in Rule 5605 of the Nasdaq Listing Standards. Our Board of Directors has determined that Thomas D. Wolf, Paul E. Valuck, D.D.S. and Brooks G. O’Neil qualify as independent directors as defined under Nasdaq Rule 5605(a)(2)). All members of our Audit Committee and Compensation Committee have been determined by our Board of Directors to be independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to Our Independent Registered Public Accounting Firm

The Audit Committee reviews and pre-approves audit-related and permissible non-audit services to be performed by our independent registered public accounting firm, which currently is Hein & Associates LLP (“Hein”). The fees shown below for 2016 and 2015 were approved in advance by the Audit Committee.

3 See Item 404(d), which requires two years of disclosure for smaller reporting companies.

Audit Fees

For the year ended December 31, 2016, Hein billed us $96,300 for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q filed during the year ended December 31, 2016.

For the year ended December 31, 2015, Hein billed us $94,400 for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q filed during the year ended December 31, 2015.

Audit-Related Fees

For the year ended December 31, 2016, Hein billed us $11,838 for audit-related professional services. These fees related to the audit of our 401(k) retirement savings plan.

For the year ended December 31, 2015, Hein billed us $11,575 for audit-related professional services. These fees related to the audit of our 401(k) retirement savings plan.

Tax Fees and All Other Fees

For the years ended December 31, 2015 and 2016, Hein did not bill us for any tax fees or other professional services besides the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	The financial statements are included in Item 8 of the 2016 Form 10-K.

2.	The financial statement schedules are included in the 2016 Form 10-K.

3.	The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
3.2	Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 15, 2016.
4.1	Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.1*	Form of Indemnification Agreement entered into between the Company and its Directors and Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.2*	Form of Restricted Stock Agreement and Grant Notice under 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 19, 2005.
10.3*	Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 99 of the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 27, 2005.
10.4*	Birner Dental Management Services, Inc. 2005 Equity Incentive Plan, as amended as of June 5, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2014.
10.5*	Birner Dental Management Services, Inc. 2015 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Amendment No. 1 to Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on May 7, 2015.
10.20	Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.25*	Profit Sharing 401(k)/Stock Bonus Plan of the Company, incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.
10.26	Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.26 of Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 7, 1997.
10.43	Credit Agreement, dated September 13, 2013, between the Company and Compass Bank, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 17, 2013.
10.44	Omnibus Amendment to Loan Documents, dated February 12, 2014, between the Company and Compass Bank, incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2014.

10.45	Loan and Security Agreement, dated March 29, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016.
10.46	Amendment to Loan and Security Agreement, dated July 29, 2016, by and between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2016.
10.47	Second Amendment to Loan and Security Agreement, dated November 14, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2016.
10.48	Third Amendment to Loan and Security Agreement, dated December 9, 2016, between the Company and Guaranty Bank and Trust Company.
10.49	Fourth Amendment to Loan and Security Agreement, dated March 30, 2017, between the Company and Guaranty Bank and Trust Company.
23†	Hein & Associates LLP consent dated March 31, 2017.
31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
31.3**	Certification of Form 10-K/A report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.4**	Certification of Form 10-K/A report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1††	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with 2016 Form 10-K.

††	Furnished with 2016 Form 10-K.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

By:	/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 28, 2017
Frederic W.J. Birner		Officer and Director (Principal Executive
Officer)

