Form 10-Q
period 2017-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2017-05-12
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 2, 2017
Common Stock, no par value	1,860,261

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2016	March 31, 2017
CURRENT ASSETS:
Cash	$157,923	$208,670
Accounts receivable, net of allowance for doubtful accounts of approximately $410,000 and $410,000, respectively	3,212,190	3,849,498
Note receivable	34,195	34,195
Prepaid expenses and other assets	759,749	735,400

Total current assets	4,164,057	4,827,763

PROPERTY AND EQUIPMENT, net	7,279,436	6,636,109

OTHER NONCURRENT ASSETS:
Intangible assets, net	6,721,084	6,509,476
Deferred charges and other assets	155,741	163,991
Note receivable	31,051	23,358

Total assets	$18,351,369	$18,160,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,723,473	$2,861,371
Accrued expenses	925,776	1,074,744
Accrued payroll and related expenses	2,164,758	2,652,495
Income taxes payable	-	122,042
Current maturities of long-term debt	2,500,000	3,284,195

Total current liabilities	8,314,007	9,994,847

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,174,416	935,712
Long-term debt	7,351,006	5,912,112
Other long-term obligations	1,081,655	1,077,564

Total liabilities	17,921,084	17,920,235

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,860,261 and 1,860,261 shares issued and outstanding, respectively	1,615,001	1,650,237
Accumulated deficit	(1,184,716)	(1,409,775)

Total shareholders' equity	430,285	240,462

Total liabilities and shareholders' equity	$18,351,369	$18,160,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2016		2017
REVENUE:
Dental practice revenue	$15,366,543		$14,618,704
Capitation revenue	1,064,690		1,041,976
	16,431,233		15,660,680
DIRECT EXPENSES:
Clinical salaries and benefits	9,870,950		9,466,299
Dental supplies	725,273		628,406
Laboratory fees	871,615		881,141
Occupancy	1,566,805		1,550,259
Advertising and marketing	158,870		169,904
Depreciation and amortization	1,020,091		964,802
General and administrative	1,403,210		1,263,626
	15,616,814		14,924,437

Contribution from dental offices	814,419		736,243

CORPORATE EXPENSES:
General and administrative	876,906	(1)	959,458	(1)
Depreciation and amortization	62,799		46,084

OPERATING LOSS	(125,286)		(269,299)
Interest expense, net	39,322		72,423

LOSS BEFORE INCOME TAXES	(164,608)		(341,722)
Income tax benefit	(64,198)		(116,663)

NET LOSS	$(100,410)		$(225,059)

Net loss per share of Common Stock - Basic	$(0.05)		$(0.12)

Net loss per share of Common Stock - Diluted	$(0.05)		$(0.12)

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,482		1,860,261

Diluted	1,860,482		1,860,261

(1)	Corporate expenses - general and administrative includes $46,707 and $35,236 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2016 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Accumulated deficit	Shareholders' Equity

BALANCES, December 31, 2016	1,860,261	$1,615,001	$(1,184,716)	$430,285
Stock-based compensation expense	-	35,236	-	35,236
Net loss	-	-	(225,059)	(225,059)

BALANCES, March 31, 2017	1,860,261	$1,650,237	$(1,409,775)	$240,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,410)	$(225,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,082,890	1,010,886
Stock-based compensation expense	46,707	35,236
Provision for doubtful accounts	234,920	160,010
Benefit from deferred income taxes	(203,784)	(238,704)
Changes in assets and liabilities:
Accounts receivable	(674,138)	(797,318)
Prepaid expenses and other assets	(224,092)	24,349
Deferred charges and other assets	-	(8,250)
Accounts payable	(674,586)	137,898
Accrued expenses	(158,318)	148,968
Accrued payroll and related expenses	372,834	487,737
Income taxes payable (receivable)	224,587	122,042
Other long-term obligations	87,471	(4,091)
Net cash provided by operating activities	14,081	853,704

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(246,248)	(155,951)
Note receivable	7,247	7,693
Net cash used in investing activities	(239,001)	(148,258)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Advances – line of credit	6,761,108	6,339,788
Repayments – line of credit	(5,851,088)	(5,994,487)
Repayments – reducing revolving loan	-	(1,000,000)
Purchase and retirement of Common Stock	(8,860)	-
Common stock cash dividends	(409,443)	-
Net cash provided by (used in) financing activities	491,717	(654,699)

NET CHANGE IN CASH	266,797	50,747
CASH, beginning of period	258,801	157,923
CASH, end of period	$525,598	$208,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters Ended March 31,
	2016	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$50,759	$89,382
Cash paid for income taxes	$-	$-
Cash received for income taxes	$85,000	$-

NON-CASH ITEMS:
Repayments - line of credit with Compass Bank	$10,617,598	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Management is also continuously seeking to reduce expenses and, on February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) of $78,000 in 2016 was consolidated with another newer office at the end of January 2017.  The Company is considering other actions to reduce expenses and improve profitability.

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

Index
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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2017.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $58,000 in principal amount was outstanding at March 31, 2017.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of March 31, 2017 or December 31, 2016.
.
Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $212,000 and $211,000 for the quarters ended March 31, 2017 and 2016, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended March 31, 2017 and 2016.

Index
Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended March 31, 2017 and 2016 was approximately $35,000 and $47,000, respectively, related to stock options.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended March 31, 2017 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent period ended March 31, 2017 for the expected option term.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016.  The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and it is not expected to have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This update eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, the Company will be required to classify all deferred tax assets and liabilities as noncurrent.  This guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company adopted this guidance and it did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The objective of the new guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows.   ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This update addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory. The guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance becomes effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements, but at this time does not believe there will be a material effect on its consolidated financial statements.

Index
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to address diversity in practice in the classification and presentation of changes in restricted cash. The accounting update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This is an expansive set of revisions to the cash flow presentation standards, but at this time the Company does not believe that these changes will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance becomes effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted, and is applied prospectively. The Company is currently evaluating this guidance and its impact on its results of operations, financial position, and consolidated financial statements.

(4)	LOSS PER SHARE

The Company calculates earnings (loss) per share (“EPS”)  in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2016			2017
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(100,410)	1,860,482	$(0.05)	$(225,059)	1,860,261	$(0.12)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(100,410)	1,860,482	$(0.05)	$(225,059)	1,860,261	$(0.12)

For the quarters ended March 31, 2017 and 2016, options to purchase 500,666 and 544,666 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

(5)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated in March 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of March 31, 2017, there were 338,415 vested options and 56,251 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of March 31, 2017, there were 16,750 vested options and 89,250 unvested options granted under the 2015 Plan and 94,000 shares available for issuance under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended March 31,
Valuation Assumptions	2016	2017

Expected life (1)	3.3	4.0
Risk-free interest rate (2)	1.21%	1.85%
Expected volatility (3)	39%	51%
Expected dividend yield	7.81%	0.00%
Expected forfeiture (4)	27.00%	30.00%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.

A summary of option activity as of March 31, 2017, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2017	465,666	$15.94	$10.04 - $19.75	3.6	$654
Granted	35,000	$12.56	$12.25 - $14.45

Outstanding at March 31, 2017	500,666	$15.70	$10.04 - $19.75	3.6	$254

Exercisable at March 31, 2017	355,165	$17.00	$10.04 - $19.75	2.8	$66

The weighted average grant date fair values of options granted were $5.20 per share and $1.74 per share during the quarters ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was approximately $234,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 3.29 years.

Index
(6)	LINE OF CREDIT

On March 29, 2016, the Company entered into the Credit Facility.  The Credit Facility initially consisted of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  As amended by the March 2017 amendment, the revolving line of credit commitment reduces in four $300,000 increments during 2017 through maturity from $2.0 million to $800,000.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter, with a further reduction on April 30, 2018 equal to the product of (i) 50% multiplied by (ii) EBITDA for 2017 minus capital expenditures for 2017, interest payments on the Credit Facility paid in 2017, $2.0 million, and cash taxes paid during 2017.  The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 3.10% and LIBOR plus 3.75% depending on the Company’s funded debt-to-EBITDA ratio.  As of March 31, 2017, the revolving line of credit rate was 4.73% and the reducing revolving loan rate was 4.73%.  At March 31, 2017, the Company had approximately $1.3 million of borrowings outstanding under the revolving line of credit and approximately $716,000 available for borrowing under the revolving line of credit.  At March 31, 2017, the Company had $8.0 million of borrowings outstanding under the reducing revolving loan.  The Credit Facility is collateralized by substantially all of the assets of the Company.  As amended by the March 2017 amendment, the Credit Facility requires the Company to maintain (i) a funded debt-to-EBITDA ratio of no more than 2.5 to 1.00 for the twelve months ending December 31, 2017 and thereafter, (ii) a fixed charge coverage ratio for the immediately preceding twelve months of not less than 1.25 to 1.00 for the quarter ending December 31, 2017 and each quarter thereafter, and (iii) to generate at least $870,000 of EBITDA in each of the first three quarters of 2017.

As disclosed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments” below, the Company decided to discontinue the strategic assessment begun in the second quarter of 2016 and as a result incurred $104,000 in expenses associated with this strategic assessment in the first quarter of 2017.  When the Credit Facility was amended in March 2017, the Bank agreed to exclude up to $120,000 of such expenses in determining compliance with the Credit Facility EBITDA covenant for each of the first three quarters of 2017.  Therefore, for purposes of determining compliance with the Credit Facility EBITDA covenant in the first quarter of 2017, the Company generated $881,000 in EBITDA and was in compliance with the EBITDA covenant as of March 31, 2017.  The Company also was in compliance with the other amended Credit Facility covenants as of March 31, 2017.  In addition, capital expenditures may not exceed $180,000 per quarter.  After entering into the Credit Facility in March 2016, dividends and stock repurchases were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, dividends and stock repurchases currently are not permitted under the Credit Facility.

The March 2017 amendment to the Credit Facility also included a forbearance by the Bank regarding covenant defaults by the Company as of December 31, 2016 with respect to the then-existing funded debt-to-EBITDA ratio of no more than 3.15 to 1.00 for the twelve months ended December 31, 2016, fixed charge coverage ratio of at least 1.35 to 1.00 for the quarter ended December 31, 2016 and EBITDA of at least $650,000 for the quarter ended December 31, 2016.  The forbearance remains in effect provided that the Company complies with the amended Credit Facility covenants.  There can be no assurances that the Bank will not change the terms of the Credit Facility or cease to forbear or continue to extend credit to the Company.  Any such actions or failure by the Company to maintain compliance with the Credit Facility in the future could have a material adverse effect on the Company.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended March 31, 2017 and 2016.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and March 31, 2017 by level within the fair value hierarchy:

	December 31, 2016 Fair Value Measurement Using			March 31, 2017 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$321,000	$-	-	$321,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable upon the exercise of a put option by the seller beginning four years after the acquisition date and no later than ten years after the acquisition date, and are calculated at a multiple of the then trailing twelve-months operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of March 31, 2017, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

(8)	SUBSEQUENT EVENTS

On May 9, 2017, the Company reached a mutual settlement agreement with the activist shareholder group  to end a potential proxy contest related to the Company’s 2017 annual meeting of shareholders in connection with the matters described in the shareholder group’s Schedule 13D. Under the terms of the settlement agreement, the Company will nominate John M. Climaco and Gregory G. Fulton for election to its Board of Directors at the 2017 annual meeting, along with incumbent director Brooks G. O’Neil. As part of the settlement agreement, the shareholder group has agreed to withdraw its proposals for the annual meeting and to vote in favor of the above slate of director nominees at the 2017 annual meeting. In addition, the shareholder group has agreed to a standstill that generally extends until the later of the 2018 annual meeting of shareholders and the date that neither Mr. Climaco nor Mr. Fulton serves on the Board of Directors, except that the shareholder group may propose nominees for director for the 2018 annual meeting in accordance with the Company’s bylaws.

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

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2017 and 2016. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 68 Offices in Colorado, New Mexico and Arizona staffed by 71 general dentists and 31 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Index
As previously disclosed, the Company has expressed concerns that the matters involving the activist shareholder group were highly distracting to the management and employees of the Company and may be adversely affecting its business and results of operations.  Additionally, the Company incurred additional expenses of approximately $300,000 during the last 12 months in connection with matters related to the activist shareholder group and the Board of Directors’ ongoing evaluation of the Company’s strategic options.  The Company expects to continue to incur expenses of the kind described in this paragraph, including expenses related to the activist shareholder group’s most recent Schedule 13D filing, during the six months ended June 30, 2017 and possibly in subsequent quarters.

On May 9, 2017, the Company reached a mutual settlement agreement with the activist shareholder group  to end a potential proxy contest related to the Company’s 2017 annual meeting of shareholders in connection with the matters described in the shareholder group’s Schedule 13D. Under the terms of the settlement agreement, the Company will nominate John M. Climaco and Gregory G. Fulton for election to its Board of Directors at the 2017 annual meeting, along with incumbent director Brooks G. O’Neil. As part of the settlement agreement, the shareholder group has agreed to withdraw its proposals for the annual meeting and to vote in favor of the above slate of director nominees at the 2017 annual meeting. In addition, the shareholder group has agreed to a standstill that generally extends until the later of the 2018 annual meeting of shareholders and the date that neither Mr. Climaco nor Mr. Fulton serves on the Board of Directors, except that the shareholder group may propose nominees for director for the 2018 annual meeting in accordance with the Company’s bylaws.

As previously disclosed, as part of the Board of Directors’ ongoing evaluation of the Company’s strategic options, the Company engaged an investment banking firm with significant experience in the Company’s industry as its financial advisor in 2016.  The Board has been closely monitoring the Company’s financial performance, assessing the Company’s strategic options and carefully considering expressions of interest in the Company.  In order to help facilitate a re-doubled focus on improved operations, the Company discontinued the strategic assessment begun in the second quarter of 2016.

Despite challenging comparisons of the quarter ended March 31, 2017 to the same quarter in 2016, the Company believes there are meaningful signs of progress.  Management and the Board of Directors are intensely focused on reversing the negative trends in the Company’s results of operations and have taken a number of actions in to accomplish this objective.

Related in part to the factors noted previously, the Company believes much of the decline in revenue and earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) has been driven by a decrease in the number of dentists in the network from 116 dentists as of December 31, 2015 to a low of 98 dentists at September 30, 2016.  Two significant steps have been taken to reverse this adverse trend.

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

	Dentist Count
Date		Total
12/31/2015		116
3/31/2016		112
6/30/2016		102
9/30/2016		98
12/31/2016		98
3/31/2017		102

Index
Management is also continuously seeking to reduce expenses and, on February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017.  The Company is considering other actions to reduce expenses and improve profitability.  Although corporate general and administrative expenses increased by $83,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, this increase was caused by an increase of $135,000 in professional fees primarily related to matters involving the activist shareholder group and the Board of Directors’ ongoing evaluation of the Company’s strategic options, As discussed above, the Company reached a mutual settlement agreement with the activist shareholder group on May 9, 2017, and the strategic assessment has been discontinued to enable the Company to focus on ongoing operations.

In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed.  As of March 31, 2017, the Company had 28 Offices credentialed for Medicaid in Colorado and 4 Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016.  Revenue from Medicaid accounted for 2.9% of the Company’s revenue in the quarter ended March 31, 2017.  The Company expects revenue from Medicaid to increase in 2017.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no significant changes to these policies since the filing of that report.

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

Results of Operations

For the quarter ended March 31, 2017, revenue decreased $771,000, or 4.7%, to $15.7 million compared to $16.4 million for the quarter ended March 31, 2016.  For the quarter ended March 31, 2017, net loss increased $125,000 to $(225,000), or $(.12) per share, compared to $(100,000), or $(0.05) per share, for the quarter ended March 31, 2016.

During the quarter ended March 31, 2017, the Company generated $854,000 of cash from operations.  During this period, the Company had capital expenditures of approximately $156,000.

Index
The Company’s Adjusted EBITDA decreased $227,000, or 22.7%, to $777,000 for the quarter ended March 31, 2017 compared to $1.0 million for the quarter ended March 31, 2016.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net and income tax benefit to net loss as in the following table:

	Quarters Ended March 31,
	2016	2017
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(100,410)	$(225,059)
Add back:
Depreciation and amortization - Offices	1,020,091	964,802
Depreciation and amortization - Corporate	62,799	46,084
Stock-based compensation expense	46,707	35,236
Interest expense, net	39,323	72,423
Income tax benefit	(64,198)	(116,663)

Adjusted EBITDA	$1,004,312	$776,823

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2016		2017

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	60.1%		60.4%
Dental supplies	4.4%		4.0%
Laboratory fees	5.3%		5.6%
Occupancy	9.5%		9.9%
Advertising and marketing	1.0%		1.1%
Depreciation and amortization	6.2%		6.2%
General and administrative	8.5%		8.1%
	95.0%		95.3%

Contribution from dental offices	5.0%		4.7%

Corporate Expenses:
General and administrative	5.3%	(1)	6.1%	(1)
Depreciation and amortization	0.4%		0.3%

Operating loss	(0.8)%		(1.7)%

Interest expense	0.2%		0.5%

Loss before income taxes	(1.0)%		(2.2)%
Income tax benefit	(0.4)%		(0.7)%

Net loss	(0.6)%		(1.4)%

(1)	Corporate expenses - general and administrative includes $46,707 and $35,236 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2016 and 2017, respectively.

Index
Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016:

Revenue

For the quarter ended March 31, 2017, revenue decreased $771,000, or 4.7%, to $15.7 million compared to $16.4 million for the quarter ended March 31, 2016.  The Company outlines the factors that it believes contributed to the decrease in revenue in “Recent Developments” above.  One de novo Office, which opened during the first quarter of 2016, accounted for an increase of $33,000 in revenue during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2017, clinical salaries and benefits decreased $405,000, or 4.1%, to $9.5 million compared to $9.9 million for the quarter ended March 31, 2016.  Clinical salaries decreased $413,000 at the 67 Offices open during each full quarter primarily due to the lower dentist count in the quarter ended March 31, 2017.  This $413,000 decrease in clinical salaries and benefits is net of an increase of $77,000 in salaries and benefits for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 as the Company builds a centralized insurance accounts receivable and patient scheduling team.  The de novo Office accounted for an offsetting  $9,000 increase in clinical salaries and benefits during the quarter ended March 31, 2017.  As a percentage of revenue, clinical salaries and benefits increased to 60.4% for the quarter ended March 31, 2017 compared to 60.1% for the quarter ended March 31, 2016.

Dental supplies. For the quarter ended March 31, 2017, dental supplies decreased to $628,000 compared to $725,000 for the quarter ended March 31, 2016, a decrease of $97,000, or 13.4%.  This decrease is directly related to the decrease in revenue during the quarter ended March 31, 2017.  For the 67 Offices open during each full quarter, there were decreases of $41,000 in general dental supplies, $28,000 in specialty dental supplies and $23,000 in hygiene dental supplies.  The de novo Office accounted for a decrease of $5,000 of dental supplies during the quarter ended March 31, 2017.  As a percentage of revenue, dental supplies decreased to 4.0% for the quarter ended March 31, 2017 compared to 4.4% for the quarter ended March 31, 2016.

Laboratory fees. For the quarter ended March 31, 2017, laboratory fees increased to $881,000 compared to $872,000 for the quarter ended March 31, 2016, an increase of $10,000, or 1.1%.  Laboratory fees increased $7,000 at the 67 Offices open during each full quarter.  The de novo Office accounted for $3,000 of the increased laboratory fees during the quarter ended March 31, 2017.  The increase in laboratory fees is attributable to increases in surgically placed dental implants.  As a percentage of revenue, laboratory fees increased to 5.6% for the quarter ended March 31, 2017 compared to 5.3% for the quarter ended March 31, 2016.

Occupancy. For the quarter ended March 31, 2017, occupancy expense decreased $17,000, or 1.1%, to $1.6 million compared to the quarter ended March 31, 2016.  Because of higher expenses in the quarter ended March 31, 2016 related to the opening of the de novo Office, the de novo Office accounted for a decrease of $48,000 of occupancy expense during the quarter ended March 31, 2017 while occupancy expense increased $31,000 at the 67 Offices open during each full quarter.  As a percentage of revenue, occupancy expense increased to 9.9% for the quarter ended March 31, 2017 compared to 9.5% for the quarter ended March 31, 2016.

Advertising and marketing. For the quarter ended March 31, 2017, advertising and marketing expenses increased to $170,000 compared to $159,000 for the quarter ended March 31, 2016, an increase of $11,000, or 6.9%.  Advertising and marketing expenses increased $18,000 at the 67 Offices open during each full quarter while the de novo Office accounted for a decrease of $7,000 of advertising and marketing expenses during the quarter ended March 31, 2017.  The increase in advertising and marketing expenses is attributable to an increase in internet and social media advertising.  As a percentage of revenue, advertising and marketing expenses increased to 1.1% for the quarter ended March 31, 2017 compared to 1.0% for the quarter ended March 31, 2016.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended March 31, 2017, depreciation and amortization expenses attributable to the Offices decreased to $965,000 compared to $1.0 million for the quarter ended March 31, 2016, a decrease of $55,000, or 5.4%.  There was a decrease of $56,000 in depreciation and amortization expenses attributable to the 67 Offices open during each full quarter.  Additionally, the de novo Office accounted for $1,000 of depreciation and amortization expenses attributable to the Offices during the quarter ended March 31, 2017.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices remained constant at 6.2% for the quarters ended March 31, 2017 and 2016.

Index
General and administrative-Offices.  For the quarter ended March 31, 2017, general and administrative expenses attributable to the Offices decreased to $1.3 million compared to $1.4 million for the quarter ended March 31, 2016, a decrease of $140,000, or 9.9%.  The decrease in general and administrative expenses is attributable to decreases of $75,000 in bad debt expense, $24,000 in taxes and $18,000 in equipment repairs and maintenance expenses at the 67 Offices open during each full quarter.  The de novo Office accounted for a decrease of $28,000 of general and administrative expenses during the quarter ended March 31, 2017.  As a percentage of revenue, general and administrative expenses decreased to 8.1% for the quarter ended March 31, 2017 compared to 8.5% for the quarter ended March 31, 2016.

Contribution from dental Offices

As a result of revenue decreasing $771,000 and direct expenses decreasing $692,000 during the quarter ended March 31, 2017, contribution from dental Offices decreased $78,000, or 9.6%, to $736,000 for the quarter ended March 31, 2017 compared to $814,000 for the quarter ended March 31, 2016.  As a percentage of revenue, contribution from dental Offices decreased to 4.7% for the quarter ended March 31, 2017 compared to 5.0% for the quarter ended March 31, 2016.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2017, corporate expenses – general and administrative increased to $959,000 compared to $877,000 for the quarter ended March 31, 2016, an increase of $83,000, or 9.4%.  This increase is attributable to an increase of $135,000 in professional fees primarily related to matters involving the activist shareholder group and the Board of Directors’ ongoing evaluation of the Company’s strategic options, as discussed in “Recent Developments” above, offset by a decrease of $62,000 in health insurance.    As a percentage of revenue, corporate expenses - general and administrative increased to 6.1% for the quarter ended March 31, 2017 compared to 5.3% for the quarter ended March 31, 2016.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2017, corporate expenses - depreciation and amortization decreased to $46,000 compared to $63,000 for the quarter ended March 31, 2016, a decrease of $17,000, or 26.6%.  As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.3% for the quarter ended March 31, 2017 compared to 0.4% for the quarter ended March 31, 2016.

Operating loss

As a result of the matters discussed above, the Company’s operating loss increased by $144,000 to $(269,000) for the quarter ended March 31, 2017 compared to $(125,000) for the quarter ended March 31, 2016.  As a percentage of revenue, operating loss increased to (1.7%) for the quarter ended March 31, 2017 compared to (0.8%) for the quarter ended March 31, 2016.

Interest expense, net

For the quarter ended March 31, 2017, interest expense, net increased to $72,000 compared to $39,000 for the quarter ended March 31, 2016, an increase of $33,000, or 84.2%.  This increase in interest expense, net was caused by a higher interest rate on the Credit Facility.  As a percentage of revenue, interest expense increased to 0.5% for the quarter ended March 31, 2017 compared to 0.2% for the quarter ended March 31, 2016.

Net loss

As a result of the above, the Company’s net loss was $(225,000) for the quarter ended March 31, 2017 compared to $(100,000) for the quarter ended March 31, 2016, an increase of $125,000, or 124.1%.  Net loss for the quarter ended March 31, 2017 was net of income tax benefit of $(117,000), while net loss for the quarter ended March 31, 2016 was net of income tax benefit of $(64,000).  The effective tax rate for the quarter ended March 31, 2017 was 34.1%, while the effective tax rate for the quarter ended March 31, 2016 was 39.0%.  As a percentage of revenue, net loss increased to (1.4%) for the quarter ended March 31, 2017 compared to (0.6%) for the quarter ended March 31, 2016.

Liquidity and Capital Resources

The Company finances its operations and growth through a combination of cash provided by operating activities and bank credit facilities.  As of March 31, 2017, the Company had a working capital deficit of approximately $5.2 million, accumulated deficit of $1.4 million and a cash balance of $209,000.

Index
On March 29, 2016, the Company entered into a Loan and Security Agreement with Guaranty Bank and Trust Company (“the Bank”), which was subsequently amended, most recently on March 30, 2017 (as amended, the “Credit Facility”).  The Credit Facility initially consisted of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan.  The revolving line of credit matures on March 31, 2018.  As amended by the March 2017 amendment, the revolving line of credit commitment reduces in four $300,000 increments during 2017 through maturity from $2.0 million to $800,000.  The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter, with a further reduction on April 30, 2018 equal to the product of (i) 50% multiplied by (ii) EBITDA for 2017 minus capital expenditures for 2017, interest payments on the Credit Facility paid in 2017, $2.0 million, and cash taxes paid during 2017.  The reducing revolving loan allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance.  Interest varies between LIBOR plus 3.10% and LIBOR plus 3.75% depending on the Company’s funded debt-to-EBITDA ratio.  As of March 31, 2017, the revolving line of credit rate was 4.73% and the reducing revolving loan rate was 4.73%.  At March 31, 2017, the Company had approximately $1.3 million of borrowings outstanding under the revolving line of credit and approximately $716,000 available for borrowing under the revolving line of credit.  At March 31, 2017, the Company had $8.0 million of borrowings outstanding under the reducing revolving loan.  The Credit Facility is collateralized by substantially all of the assets of the Company.  As amended by the March 2017 amendment, the Credit Facility requires the Company to maintain (i) a funded debt-to-EBITDA ratio of no more than 2.5 to 1.00 for the twelve months ending December 31, 2017 and thereafter, (ii) a fixed charge coverage ratio for the immediately preceding twelve months of not less than 1.25 to 1.00 for the quarter ending December 31, 2017 and each quarter thereafter, and (iii) to generate at least $870,000 of EBITDA in each of the first three quarters of 2017.

As disclosed in “Recent Developments”, the Company decided to discontinue the strategic assessment begun in the second quarter of 2016 and as a result incurred $104,000 in expenses associated with this strategic assessment in the first quarter of 2017.  When the Credit Facility was amended in March 2017, the Bank agreed to exclude up to $120,000 of such expenses in determining compliance with the Credit Facility EBITDA covenant for each of the first three quarters of 2017.  Therefore, for purposes of determining compliance with the Credit Facility EBITDA covenant in the first quarter of 2017, the Company generated $881,000 in EBITDA and was in compliance with EBITDA covenant as of March 31, 2017.  The Company also was in compliance with the other amended Credit Facility covenants as of March 31, 2017.  In addition, capital expenditures may not exceed $180,000 per quarter.  After entering into the Credit Facility in March 2016, dividends and stock repurchases were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, dividends and stock repurchases currently are not permitted under the Credit Facility.

The March 2017 amendment to the Credit Facility also included a forbearance by the Bank regarding covenant defaults by the Company as of December 31, 2016 with respect to the then-existing funded debt-to-EBITDA ratio of no more than 3.15 to 1.00 for the twelve months ended December 31, 2016, fixed charge coverage ratio of at least 1.35 to 1.00 for the quarter ended December 31, 2016 and EBITDA of at least $650,000 for the quarter ended December 31, 2016.  The forbearance remains in effect provided that the Company complies with the amended Credit Facility covenants.  There can be no assurances that the Bank will not change the terms of the Credit Facility or cease to forbear or continue to extend credit to the Company.  Any such actions or failure by the Company to maintain compliance with the Credit Facility in the future could have a material adverse effect on the Company.

Net cash provided by operating activities was approximately $854,000 and $14,000 for the quarters ended March 31, 2017 and 2016, respectively.  During the quarter ended March 31, 2017, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of increases of approximately $775,000 in accounts payable and accrued expenses, $122,000 in income taxes payable and $24,000 in prepaid expenses and other assets, offset by an increase in accounts receivable of approximately $797,000.  During the quarter ended March 31, 2016, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of increases of approximately $225,000 in income taxes payable and $87,000 in other long-term obligations, offset by an increase in accounts receivable of approximately $674,000, a decrease in accounts payable and accrued expenses of approximately $460,000 and an increase in prepaid expenses and other assets of approximately $224,000.

Net cash used in investing activities was approximately $148,000 and $239,000 for the quarters ended March 31, 2017 and 2016, respectively.  For the quarter ended March 31, 2017, the Company invested approximately $156,000 in capital expenditures, offset by a decrease in a note receivable of $8,000.  For the quarter ended March 31, 2016, the Company invested approximately $246,000 in capital expenditures, including approximately $121,000 for a de novo Office that opened during the first quarter of 2016 and $56,000 related to one Office that was converted to digital radiography, offset by a decrease in a note receivable of $7,000.

Index
Net cash used in financing activities was approximately $655,000 for the quarter ended March 31, 2017 and net cash provided by financing activities was approximately $492,000 for the quarter ended March 31, 2016.  During the quarter ended March 31, 2017, net cash used in financing activities was comprised of approximately $655,000 used to pay down the Credit Facility.  During the quarter ended March 31, 2016, net cash provided by financing activities was comprised of approximately $910,000  in net advances under the Credit Facility after giving effect to the repayment of the Compass Bank credit facility, offset by approximately $409,000 for the payment of dividends.  Partially contributing to the net advances under the new Credit Facility was a requirement that the Company leave excess cash at Compass Bank to satisfy outstanding checks.

As of March 31, 2017, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years

Debt obligations	$9,196,307	$3,284,195	$4,000,000	$1,912,112	$-
Operating lease obligations	16,575,952	4,266,111	6,815,588	3,476,495	2,017,758
Total	$25,772,259	$7,550,306	$10,815,588	$5,388,607	$2,017,758

The Company has historically operated with negative working capital and has been able to meet its current obligations as a result of strong operating cash flows and availability on its revolving lines of credit.  Recent decreases in operating cash flows have led the Company to take certain actions, which are described in “Recent Developments” and “Results of Operations” above.  The Company believes that cash generated from operations and borrowings under its Credit Facility will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity or debt securities or engage in other borrowings or financing activities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2017.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period January 1, 2017 through March 31, 2017.  The Company’s stock repurchase program has been ongoing for more than ten years and there is no expiration date for the program.  Common Stock repurchases may be made from time to time as the Company’s management deems appropriate.  As of March 31, 2017, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.  In March 2016, the Company entered into the Credit Facility.  Through the remainder of 2016, Common Stock repurchases were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, Common Stock repurchases are not currently permitted under the Credit Facility.

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

10.1
Fourth Amendment to Loan and Security Agreement and Forbearance Agreement, dated as of March 30, 2017, between the Company and Guaranty Bank and Trust Company, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2017.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 12, 2017	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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

10.1
Fourth Amendment to Loan and Security Agreement and Forbearance Agreement, dated as of March 30, 2017, between the Company and Guaranty Bank and Trust Company, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2017.

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