Form 10-Q
period 2017-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2017-08-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

(303) 691-0680
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 9, 2017
Common Stock, no par value	1,872,761

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2016	June 30, 2017
CURRENT ASSETS:
Cash	$157,923	$204,894
Accounts receivable, net of allowance for doubtful accounts of approximately $410,000 and $430,000, respectively	3,212,190	3,816,007
Note receivable	34,195	34,195
Income tax receivable	-	46,992
Prepaid expenses and other assets	759,749	729,319

Total current assets	4,164,057	4,831,407

PROPERTY AND EQUIPMENT, net	7,279,436	6,064,701

OTHER NONCURRENT ASSETS:
Intangible assets, net	6,721,084	6,298,335
Deferred charges and other assets	155,741	163,991
Note receivable	31,051	15,548

Total assets	$18,351,369	$17,373,982

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,723,473	$3,972,215
Accrued expenses	925,776	865,762
Accrued payroll and related expenses	2,164,758	2,422,999
Current maturities of long-term debt	2,500,000	8,896,864

Total current liabilities	8,314,007	16,157,840

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,174,416	587,847
Long-term debt	7,351,006	-
Other long-term obligations	1,081,655	1,063,087

Total liabilities	17,921,084	17,808,774

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, no par value, 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,860,261 and 1,872,761 shares issued and outstanding, respectively	1,615,001	1,876,256
Accumulated deficit	(1,184,716)	(2,311,048)

Total shareholders’ equity (deficit)	430,285	(434,792)

Total liabilities and shareholders’ equity (deficit)	$18,351,369	$17,373,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
REVENUE:
Dental practice revenue	$14,654,768	$13,753,775	$30,021,310	$28,372,479
Capitation revenue	1,230,372	1,025,443	2,295,063	2,067,419
	15,885,140	14,779,218	32,316,373	30,439,898
DIRECT EXPENSES:
Clinical salaries and benefits	9,450,678	9,252,188	19,321,628	18,718,487
Dental supplies	732,657	672,187	1,457,930	1,300,592
Laboratory fees	908,029	931,760	1,779,644	1,812,901
Occupancy	1,553,800	1,652,889	3,120,605	3,203,149
Advertising and marketing	155,208	167,467	314,078	337,371
Depreciation and amortization	1,018,043	913,693	2,038,133	1,878,494
General and administrative	1,341,988	1,287,012	2,745,198	2,550,637
	15,160,403	14,877,196	30,777,216	29,801,631
Contribution from dental offices	724,737	(97,978)	1,539,157	638,267

CORPORATE EXPENSES:
General and administrative	970,860 (1)	1,011,917 (1)	1,847,766 (2)	1,971,374 (2)
Stock grant	-	175,000 (3)	-	175,000 (3)
Depreciation and amortization	56,080	38,864	118,880	84,948

OPERATING LOSS	(302,203)	(1,323,759)	(427,489)	(1,593,055)
OTHER EXPENSE:
Interest expense, net	75,550	94,414	114,873	166,838

LOSS BEFORE INCOME TAXES	(377,753)	(1,418,173)	(542,362)	(1,759,893)
Income tax benefit	(147,324)	(516,899)	(211,522)	(633,561)

NET LOSS	$(230,429)	$(901,274)	$(330,840)	$(1,126,332)

Net loss per share of Common Stock - Basic	$(0.12)	$(0.48)	$(0.18)	$(0.60)

Net loss per share of Common Stock - Diluted	$(0.12)	$(0.48)	$(0.18)	$(0.60)

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,261	1,866,580	1,860,372	1,863,746

Diluted	1,860,261	1,866,580	1,860,372	1,863,746

(1)	Corporate expense - general and administrative includes $44,102 and $51,019 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2016 and 2017, respectively.

(2)	Corporate expense - general and administrative includes $90,809 and $86,255 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2016 and 2017, respectively.

(3)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Shares	Amount	Accumulated Deficit	Shareholders’ Equity (Deficit)
BALANCES, December 31, 2016	1,860,261	$1,615,001	$(1,184,716)	$430,285
Stock grant	12,500	175,000	-	175,000
Stock-based compensation expense	-	86,255	-	86,255
Net loss	-	-	(1,126,332)	(1,126,332)

BALANCES, June 30, 2017	1,872,761	$1,876,256	$(2,311,048)	$(434,792)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2016	2017

Net loss	$(330,840)	$(1,126,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,157,013	1,963,442
Stock-based compensation expense	90,809	86,255
Provision for doubtful accounts	401,080	362,087
Benefit from deferred income taxes	(309,238)	(586,569)
Stock grant	-	175,000
Changes in assets and liabilities
Accounts receivable	(602,176)	(965,904)
Prepaid expenses and other assets	(188,973)	30,430
Deferred charges and other assets	-	(8,250)
Accounts payable	(139,895)	1,248,742
Accrued expenses	(236,841)	(60,014)
Accrued payroll and related expenses	102,963	258,241
Income taxes payable (receivable)	179,217	(46,992)
Other long-term obligations	156,287	(18,568)
Net cash provided by operating activities	1,279,406	1,311,568

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(418,330)	(325,958)
Note receivable	14,603	15,503
Net cash used in investing activities	(403,727)	(310,455)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Advances – line of credit	10,754,764	12,970,788
Repayments – line of credit	(10,894,265)	(12,924,930)
Repayments – reducing revolving loan	(282,710)	(1,000,000)
Purchase and retirement of Common Stock	(8,860)	-
Common Stock cash dividends	(409,443)	-
Net cash used in financing activities	(840,514)	(954,142)

NET CHANGE IN CASH	35,165	46,971
CASH, beginning of period	258,801	157,923
CASH, end of period	$293,966	$204,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$112,527	$189,858
Cash paid for income taxes	$3,500	$-
Cash received for income taxes	$85,000	$-

NON-CASH ITEMS:
Repayments - line of credit with Compass Bank	$10,617,598	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES NOTES
TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	LIQUIDITY AND FINANCIAL RESOURCES UPDATE

The Company has historically operated with negative working capital and has been able to meet its current obligations as a result of strong operating cash flows and availability on its revolving lines of credit. Recent decreases in operating cash flows have led the Company to take certain actions.

On July 21, 2017, the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to Guaranty Bank and Trust Company (the “Bank”) in connection with the Loan and Security Agreement, dated as of March 29, 2016, as amended by four amendments (collectively, the “Loan Agreement” or the “Credit Facility”), including the Fourth Amendment to Loan and Security Agreement and Forbearance Agreement dated March 30, 2017 (the “Forbearance Agreement”). The Notice Letter asserts events of default resulting from the Company’s failure to produce EBITDA of at least $870,000 for the second quarter of 2017 and to reduce the dollar amount of the outstanding reducing revolving loan by at least $500,000 on June 30, 2017. The Notice Letter further asserts that, as a result of these events of default, the following earlier events of default to which the Forbearance Agreement applied again exist: (i) the Company’s failure to maintain a Maximum Total Cash Flow Leverage Ratio of not more than 3.15x as of December 31, 2016; (ii) the Company’s failure to maintain a Fixed Charge Coverage Ratio of at least 1.35 to 1.00 as of December 31, 2016; and (iii) the Company’s failure to produce EBITDA of at least $650,000 for the fourth quarter of 2016.

The Notice Letter further asserts that the Forbearance Period (as defined in the Forbearance Agreement) has terminated and that the Bank declares its commitments to the Company to be terminated and will charge interest on all obligations of the Company at the default rate effective as of December 31, 2016. In the Notice Letter, the Bank also declares all obligations of the Company to be immediately due and payable and demands payment in full of all obligations by no later than July 31, 2017. As of July 27, 2017, $9.3 million was outstanding under the Credit Facility. The Notice Letter further states that, although the Bank is not presently exercising its other rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion.

Due to the above facts, all Bank debt is classified as a current liability on the balance sheet as of June 30, 2017. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company. The Company has commenced discussions with the Bank regarding a resolution of this matter. The failure to resolve this matter could have a material adverse effect on the Company, as the Bank could exercise its remedies under the Loan Agreement including foreclosure on the Company’s assets or take other actions.

Due to the above issues, there is substantial doubt about the Company’s ability to continue as a going concern if no additional action takes place. The Company believes that any resolution with the Bank would involve financing to raise funds to pay down the outstanding principal on the Credit Facility or to refinance the Credit Facility. The Company has commenced discussions with potential investors and lenders and is exploring several funding options, including the issuance of additional equity or debt and the sale of certain dental practices. The Company believes it is probable that it will achieve a resolution with the Bank. However, there can be no assurance that the Company will be successful in completing the necessary financing or other transactions necessary to resolve this matter.

Index
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

The Company treats Offices as consolidated subsidiaries where it has a long-term and unilateral controlling financial interest over the assets and operations of the Offices. The Company maintains control of substantially all of its Offices via the Management Agreements. The Company is a business service organization and does not engage in the practice of dentistry or the provision of dental hygiene services. These services are provided by licensed professionals. Certain key features of these arrangements either enable the Company at any time and in its sole discretion to cause a change in the shareholder of the P.C. (i.e., ‘‘nominee shareholder’’) or allow the Company to vote the shares of stock held by the owner of the P.C. and to elect a majority of the board of directors of the P.C. The accompanying condensed consolidated statements of operations reflect revenue, which is the amount billed to patients less contractual adjustments. Direct expenses consist of all the expenses incurred in operating the Offices and paid by the Company. Under the Management Agreements, the Company assumes responsibility for the management of most aspects of the Offices’ business (the Company does not engage in the practice of dentistry or the provision of dental hygiene services), including personnel recruitment and training; comprehensive administrative, business and marketing support and advice; and facilities, equipment, and support personnel as required to operate the practices.

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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2017.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $49,743 in principal amount was outstanding at June 30, 2017. The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018. The note bears interest at 6%, which is accrued monthly. If the note is uncollectible, an allowance for doubtful accounts will be created. There was no allowance for doubtful accounts for the note as of June 30, 2017 or December 31, 2016.

Index
Intangible Assets

The Company’s dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company’s right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years. Amortization remained constant at $211,000 for the quarters ended June 30, 2017 and 2016. Amortization remained constant at $422,000 for the six months ended June 30, 2017 and 2016.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended June 30, 2017 and 2016.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended June 30, 2017 and 2016 was approximately $51,000 and $44,000, respectively, related to stock options. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 was approximately $ 86,000 and $91,000, respectively, related to stock options. Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended June 30, 2017 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent period ended June 30, 2017 for the expected option term.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method. Entities are permitted to adopt the revenue standard early, beginning with annual reporting periods after December 15, 2016. The Company plans to adopt ASU 2014-09 beginning January 1, 2018 and it is not expected to have a material effect on its consolidated financial statements with exception of additional disclosure.

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

Index
In March 2016, the FASB issued ASU No. 2016 -09, Improvements to Employee Share-Based Payment Accounting. The objective of the new guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements.

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

Index
(4)	LOSS PER SHARE

The Company calculates earnings (loss) per share (“EPS”) in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2016			2017
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(230,429)	1,860,261	$(0.12)	$(901,274)	1,866,580	$(0.48)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(230,429)	1,860,261	$(0.12)	$(901,274)	1,866,580	$(0.48)

For the quarters ended June 30, 2017 and 2016, options to purchase 436,166 and 462,123 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

	Six Months Ended June 30,
	2016			2017
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(330,840)	1,860,372	$(0.18)	$(1,126,332)	1,863,746	$(0.60)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(330,840)	1,860,372	$(0.18)	$(1,126,332)	1,863,746	$(0.60)

For the six months ended June 30, 2017 and 2016, options to purchase 436,166 and 533,702 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

(5)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated on March 17, 2015. The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants. As of June 30, 2017, there were 343,081 vested options and 51,585 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015. The 2015 Plan replaces the 2005 Plan. The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000. The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients. The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company. The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan. Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement. As of June 30, 2017, there were 16,750 vested options and 141,750 unvested options granted under the 2015 Plan. On June 20, 2017, the independent directors of the Board of Directors were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan. Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date. As of June 30, 2017, 31,500 shares were available under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
Valuation Assumptions	2016 (5)	2017	2016	2017

Expected life (1)	-	4.97	3.25	4.58
Risk-free interest rate (2)	-	1.75%	1.21%	1.79%
Expected volatility (3)	-	50%	39%	50%
Expected dividend yield	-	0.00%	7.81%	0.00%
Expected forfeiture (4)	-	0.86%	27.00%	12.51%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.
(5)	The Company did not issue any options during the quarter ended June 30, 2016.

A summary of option activity as of June 30, 2017, and changes during the six months then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2017	465,666	$15.94	$10.04 - $19.75	3.6	$654
Granted	87,500	$13.12	$12.25 - $14.45
Cancelled	(13,000)	$17.13	$17.13 - $17.13

Outstanding at June 30, 2017	540,166	$15.45	$10.04 - $19.75	3.8	$333

Exercisable at June 30, 2017	346,831	$17.00	$10.04 - $19.75	2.7	$93

The weighted average grant date fair value of options granted during the quarter ended June 30, 2017 was $5.68 per share. No options were granted during the quarter ended June 30, 2016. As of June 30, 2017, there was approximately $510,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 3.07 years and there was approximately $133,000 of total unrecognized compensation expense related to non -vested restricted Common Stock, which is expected to be recognized over a weighted average period of 1.97 years.

Index
(6)	LINE OF CREDIT

The Credit Facility initially consisted of a $2.0 million revolving line of credit and a $10.0 million reducing revolving loan. The revolving line of credit matures on March 31, 2018. As amended by the March 2017 amendment, the revolving line of credit commitment reduces in four $300,000 increments during 2017 through maturity from $2.0 million to $800,000. The reducing revolving loan matures on March 31, 2021 and requires mandatory reductions of $500,000 per calendar quarter, with a further reduction on April 30, 2018 equal to the product of (i) 50% multiplied by (ii) EBITDA for 2017 minus capital expenditures for 2017, interest payments on the Credit Facility paid in 2017, $2.0 million, and cash taxes paid during 2017. Subject to any actions the Bank may take pursuant to the Notice Letter, the reducing revolving loan currently allows the Company to drawdown, repay and re-draw loans advanced to it within the available balance. Interest varies between LIBOR plus 3.10% and LIBOR plus 3.75% depending on the Company’s funded debt-to-EBITDA ratio. As of June 30, 2017, the revolving line of credit rate was 4.80% and the reducing revolving loan rate was 4.80%. At June 30, 2017, the Company had approximately $984,000 of borrowings outstanding under the revolving line of credit and approximately $416,000 available for borrowing under the revolving line of credit. Pursuant to the Notice Letter, the Bank states that it will charge interest at the default interest rate, LIBOR plus 5%, retroactively to December 31, 2016. At June 30, 2017, the Company had $8.0 million of borrowings outstanding under the reducing revolving loan. The Credit Facility is collateralized by substantially all of the assets of the Company. As amended by the March 2017 amendment, the Credit Facility requires the Company to maintain (i) a funded debt-to-EBITDA ratio of no more than 2.5 to 1.00 for the twelve months ending December 31, 2017 and thereafter, (ii) a fixed charge coverage ratio for the immediately preceding twelve months of not less than 1.25 to 1.00 for the quarter ending December 31, 2017 and each quarter thereafter, and (iii) to generate at least $870,000 of EBITDA in each of the first three quarters of 2017. In addition, capital expenditures may not exceed $180,000 per quarter. As a result of the March 2017 amendment to the Credit Facility, dividends and stock repurchases are not permitted under the Credit Facility.

As disclosed in Note 2, the Company was not in compliance with the required $870,000 of EBITDA in the second quarter ended June 30, 2017 and did not make a required $500,000 payment at June 30, 2017 to decrease the reducing revolving loan from $ 8.0 million to $7.5 million. On July 21, 2017, the Company received the Notice Letter. The Company is taking the actions described in Note 2 to address the issues raised by the Notice Letter. Due to the above facts, all Bank debt is classified as current as of June 30, 2017.

(7)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825, ‘‘Disclosures About Fair Value of Financial Instruments,’’ requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments included in current assets and current liabilities approximate estimated fair values due to the short maturity of those instruments. The fair values of the Company’s long-term debt are based on similar rates currently available to the Company. The Company believes the book value approximates fair value for the notes receivable.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended June 30, 2017 and 2016.

Index
The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and June 30, 2017 by level within the fair value hierarchy:

	December 31, 2016 Fair Value Measurement Using			June 30, 2017 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities Balance	$-	-	$321,000	$-	-	$321,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement. These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable upon the exercise of a put option by the seller beginning four years after the acquisition date and no later than ten years after the acquisition date, and are calculated at a multiple of the then trailing twelve-months operating cash flows. The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved. Any changes to the fair value are recognized into the income statement when determined. As of June 30, 2017, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

(8)	STOCK ISSUANCE

During the quarter ended June 30, 2017, the Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

On June 20, 2017, the independent directors of the Board of Directors were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan. Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, future results of operations, the ability of the Company to raise additional equity or debt financing and address events of default under its Loan Agreement the development of de novo offices or acquisition of additional Offices and the integration of such Offices into the Company’s network, recruitment of additional dentists, funding and cash outlays of the Company, payment or nonpayment of dividends and strategic or other transactions the Company may undertake.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include actions that may be taken by the Company’s lender, regulatory constraints, changes in laws or regulations concerning the practice of dentistry or dental practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company’s operating or expansion strategy, the general economy of the United States and the specific markets in which the Company’s Offices are located, trends in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

Index
General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2017 and 2016. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and as of June 30, 2017 managed 68 Offices in Colorado, New Mexico and Arizona staffed by 71 general dentists and 28 specialists. As of July 31, 2017, the Company had 76 general dentists and 29 specialists affiliated with its 68 Offices. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice. These responsibilities are set forth in a Management Agreement, as described below.

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

Recent Developments

As disclosed in Notes 2 and 6 to the condensed consolidated financial statements, the Company has a Loan and Security Agreement, dated as of March 29, 2016, as amended by four amendments (collectively, the “Loan Agreement” or the “Credit Facility”), including the Fourth Amendment to Loan and Security Agreement and Forbearance Agreement date March 30, 2017 (the “Forbearance Agreement”). As disclosed in Note 2 to the condensed consolidated financial statements on July 21, 2017, the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to the Bank in connection with the Loan Agreement. The Notice Letter asserts events of default resulting from the Company’s failure to produce EBITDA of at least $ 870,000 for the second quarter of 2017 and to reduce the dollar amount of the outstanding reducing revolving loan by at least $500,000 on June 30, 2017. The Notice Letter further asserts, as a result of these events of default, the current applicability of earlier events of default to which the Forbearance Agreement applied: (i) the Company’s failure to maintain a Maximum Total Cash Flow Leverage Ratio of not more than 3.15x as of December 31, 2016; (ii) the Company’s failure to maintain a Fixed Charge Coverage Ratio of at least 1.35 to 1.00 as of December 31, 2016; and (iii) the Company’s failure to produce EBITDA of at least $650,000 for the fourth quarter of 2016.

The Notice Letter further asserts that the Forbearance Period (as defined in the Forbearance Agreement) has terminated and that the Bank declares its commitments to the Company to be terminated and will charge interest on all obligations of the Company at the default rate effective as of December 31, 2016. In the Notice Letter, the Bank also declares all obligations of the Company to be immediately due and payable and demands payment in full of all obligations by no later than July 31, 2017. As of July 27, 2017, $9.3 million was outstanding under the Credit Facility. The Notice Letter further states that, although the Bank is not presently exercising its other rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion.

Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company. The Company has commenced discussions with the Bank regarding a resolution of this matter. The Company believes that any such resolution with the Bank would involve raising of additional equity or debt to pay down the outstanding principal on the Credit Facility or to refinance the Credit Facility. The Company has commenced discussions with potential investors and lenders. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to meet the Bank’s requirements could have a material adverse effect on the Company, as the Bank could exercise its remedies under the Loan Agreement including foreclosure on the Company’s assets or other actions. Due to the above facts, all Bank debt is classified as current as of June 30, 2017.

Index
As previously disclosed, beginning in May 2016, an activist shareholder group led by a former officer of the Company began making a series of public disclosures critical of the Company, its Board of Directors and management. These included disclosures regarding private communications between the Company and its Board of Directors and themselves and between the Company and certain other parties that had expressed an interest in the Company. The shareholder group also threatened to take certain actions against the Company and its Board of Directors. In March 2017, the activist shareholder group, including several additional parties, filed a Schedule 13D with the SEC disclosing that it jointly held beneficial ownership of approximately 31.1% of the Company’s Common Stock. As described in the Schedule 13D filing, the activist shareholder group delivered a letter to the Company seeking (i) to nominate a Class II director to the Company’s Board of Directors at the Company’s 2017 annual meeting of shareholders, (ii) to make proposals to amend certain provisions of the Company’s articles of incorporation and bylaws, including a proposal to increase the size of the Company’s Board of Directors to ten directors, and (iii) to nominate directors to fill the five new directorships proposed by the activist shareholder group.

On May 11, 2017, the Company reached a mutual settlement agreement with the activist shareholder group to end a potential proxy contest related to the Company’s 2017 annual meeting of shareholders in connection with the matters described in the shareholder group’s Schedule 13D. Under the terms of the settlement agreement, the Company nominated John M. Climaco and Gregory G. Fulton for election to its Board of Directors at the 2017 annual meeting, along with incumbent director Brooks G. O’Neil. As part of the settlement agreement, the shareholder group agreed to withdraw its proposals for the annual meeting and to vote in favor of the above slate of director nominees at the 2017 annual meeting. Messrs. Climaco, Fulton and O’Neil were elected at the 2017 annual meeting on June 20, 2017. In addition, the shareholder group agreed to a standstill that generally extends until the later of the 2018 annual meeting of shareholders and the date that neither Mr. Climaco nor Mr. Fulton serves on the Board of Directors, except that the shareholder group may propose nominees for director for the 2018 annual meeting in accordance with the Company’s bylaws. The Company issued 12,500 shares of its Common Stock as reimbursement for the activist shareholder group’s reasonable fees and expenses as part of the settlement agreement.

As previously disclosed, the Company has expressed concerns that the matters involving the activist shareholder group were highly distracting to the management and employees of the Company and may be adversely affecting its business and results of operations. Additionally, the Company incurred expenses of approximately $579,000 during the last 12 months in connection with matters related to the activist shareholder group and the Board of Directors’ evaluation of the Company’s strategic options. The Company incurred additional expenses of approximately $270,000 during the quarter ended June 30, 2017 in connection with matters related to the activist shareholder group and $396,000 during the six months ended June 30, 2017 in connection with matters related to the activist shareholder group and the Board of Directors’ evaluation of the Company’s strategic options.

As previously disclosed, as part of the Board of Directors’ evaluation of the Company’s strategic options, the Company engaged an investment banking firm with significant experience in the Company’s industry as its financial advisor in the second quarter of 2016. The Board has been closely monitoring the Company’s financial performance, assessing the Company’s strategic options and carefully considering expressions of interest in the Company. In order to help facilitate a re-doubled focus on improving its results of operations, at the direction of the Board of Directors the Company discontinued the strategic assessment in March 2017.

Management and the Board of Directors are intensely focused on reversing the negative trends in the Company’s results of operations and have taken a number of actions to accomplish this objective.

Related in part to the factors noted previously, the Company believes much of the decline in revenue and earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDA”) has been driven by a decrease in the number of dentists in the network from 116 dentists as of December 31, 2015 to a low of 98 dentists at September 30 and December 31, 2016. Two significant steps have been taken to reverse this adverse trend.

In late September 2016, the Company hired a new, fully dedicated dentist recruiter to replace the previous recruiter. As shown in the table below, the Company believes the new recruiter is making progress in increasing its number of dentists. On January 30, 2017, the Company also added a highly experienced Chief Dental Officer to work directly with its network dentists in their Offices, which the Company believes will help reduce dentist turnover, improve dentist performance and enhance dentist recruitment going forward. The Company also is working with an additional experienced dentist on a part time consulting basis to further improve retention and productivity. In addition, the Company has begun to offer equity buy-in opportunities for dentists, which it believes will also aid in recruiting and retaining dentists and reducing dentist turnover.

Index
Dentist Count
Date	Total
12/31/2015	116
3/31/2016	112
6/30/2016	102
9/30/2016	98
12/31/2016	98
3/31/2017	102
6/30/2017	99
7/31/2017	105

Management is also continuously seeking to reduce expenses and, on February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings. Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017. The Company is considering other actions to reduce expenses and improve profitability. Although corporate general and administrative expenses increased by $124,000 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, this increase was caused by an increase of $230,000 in professional fees primarily related to matters involving the activist shareholder group and the Board of Directors’ evaluation of the Company’s strategic options. As discussed above, the Company reached a mutual settlement agreement with the activist shareholder group on May 11, 2017, and in March 2017 the strategic assessment was discontinued to enable the Company to focus on improving its results of operations.

In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed. As of June 30, 2017, the Company had 28 Offices credentialed for Medicaid in Colorado and 4 Offices credentialed for Medicaid in New Mexico. Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016. Revenue from Medicaid accounted for 3.4% of the Company’s revenue in the six months ended June 30, 2017.

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

Index
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

Results of Operations

For the quarter ended June 30, 2017, revenue decreased $1.1 million, or 7.0%, to $14.8 million compared to $15.9 million for the quarter ended June 30, 2016. For the quarter ended June 30, 2017, net loss increased $671,000 to $(901,000), or $(0.48) per share, compared to $(230,000), or $(0.12) per share, for the quarter ended June 30, 2016.

For the six months ended June 30, 2017, revenue decreased $1.9 million, or 5.8%, to $30.4 million compared to $32.3 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, net loss increased $795,000 to $(1.1 million), or $(0.60) per share, compared to $(331,000), or $(0.18) per share, for the six months ended June 30, 2016.

As discussed in “Recent Developments” above, the Company believes that the decrease in the number of dentists in the network and matters related to the activist shareholder group adversely affected revenue in the quarter and six months ended June 30, 2017. The Company also incurred expenses in connection with the strategic assessment process, which was discontinued in March 2017, and in connection with matters related to the activist shareholder group.

During the first six months of 2017, the Company generated $1.3 million of cash from operations. During this period, the Company had capital expenditures of approximately $326,000 and decreased total bank debt by approximately $954,000.

The Company’s Adjusted EBITDA decreased $1.2 million, or 65.3%, to $632,000 for the six months ended June 30, 2017 compared to $1.8 million for the six months ended June 30, 2016. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net, stock grant expense and income tax benefit to net loss as in the following table:

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(230,429)	$(901,274)	$(330,840)	$(1,126,332)
Add back:
Depreciation and amortization - Offices	1,018,043	913,693	2,038,133	1,878,494
Depreciation and amortization - Corporate	56,080	38,864	118,880	84,948
Stock-based compensation expense	44,102	51,019	90,809	86,255
Interest expense, net	75,550	94,414	114,873	166,838
Stock grant	-	175,000	-	175,000
Income tax benefit	(147,324)	(516,899)	(211,522)	(633,561)

Adjusted EBITDA	$816,022	$(145,183)	$1,820,333	$631,642

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,				Six Months Ended June 30,
	2016		2017		2016		2017

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	59.5%		62.6%		59.8%		61.5%
Dental supplies	4.6%		4.5%		4.5%		4.3%
Laboratory fees	5.7%		6.3%		5.5%		6.0%
Occupancy	9.8%		11.2%		9.7%		10.5%
Advertising and marketing	1.0%		1.1%		1.0%		1.1%
Depreciation and amortization	6.4%		6.2%		6.3%		6.2%
General and administrative	8.4%		8.7%		8.5%		8.4%
	95.4%		100.7%		95.2%		97.9%

Contribution from dental offices	4.6%		(0.7)%		4.8%		2.1%

CORPORATE EXPENSES:
General and administrative	6.1	%(1)	6.8	%(1)	5.7	%(2)	6.5	%(2)
Stock grant	-		1.2	%(3)	-		0.6	%(3)
Depreciation and amortization	0.4%		0.3%		0.4%		0.3%

OPERATING LOSS	(1.9)%		(9.0)%		(1.3)%		(5.2)%
Interest expense	0.5%		(0.6)%		0.4%		(0.5)%

LOSS BEFORE INCOME TAXES	(2.4)%		(9.6)%		(1.7)%		(5.8)%
Income tax benefit	(0.9)%		(3.5)%		(0.7)%		(2.1)%

NET LOSS	(1.5)%		(6.1)%		(1.0)%		(3.7)%

(1)	Corporate expense - general and administrative includes $44,102 and $51,019 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2016 and 2017, respectively.

(2)	Corporate expense - general and administrative includes $90,809 and 86,255 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2016 and 2017, respectively.

(3)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

Index
Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016:

Revenue

For the quarter ended June 30, 2017, revenue decreased $1.1 million, or 7.0%, to $14.8 million compared to $15.9 million for the quarter ended June 30, 2016. The Company outlines the factors that it believes contributed to the decrease in revenue in “Recent Developments” above.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2017, clinical salaries and benefits decreased to $9.3 million compared to $9.5 million for the quarter ended June 30, 2016, a decrease of $198,000, or 2.1%. This decrease in clinical salaries and benefits is net of an increase of $63,000 in salaries and benefits for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 as the Company builds a centralized insurance accounts receivable and patient scheduling team. The decrease in clinical salaries and benefits is directly related to the Company’s lower dentist count in quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. As a percentage of revenue, clinical salaries and benefits increased to 62.6% for the quarter ended June 30, 2017 compared to 59.5% for the quarter ended June 30, 2016.

Dental supplies. For the quarter ended June 30, 2017, dental supplies decreased to $672,000 compared to $733,000 for the quarter ended June 30, 2016, a decrease of $60,000, or 8.3%. This decrease is directly related to the decrease in revenue during the quarter ended June 30, 2017. As a percentage of revenue, dental supplies decreased from 4.6% for the quarter ended June 30, 2016 to 4.5% for the quarter ended June 30, 2017.

Laboratory fees. For the quarter ended June 30, 2017, laboratory fees increased to $932,000 compared to $908,000 for the quarter ended June 30, 2016, an increase of $24,000, or 2.6%. At one of its Offices, the Company completed a full-mouth reconstruction case for a patient that contributed $12,000 of this increase. As a percentage of revenue, laboratory fees increased to 6.3% for the quarter ended June 30, 2017 compared to 5.7% for the quarter ended June 30, 2016.

Occupancy. For the quarter ended June 30, 2017, occupancy expense increased to $1.7 million compared to $1.6 million for the quarter ended June 30, 2016, an increase of $ 99,000, or 6.4%. This increase in occupancy expense is attributable to an increase in property taxes of $38,000 at the Company’s most recently opened de novo Office and a $44,000 increase in janitorial expense as the Company changed its vendor for this service. As a percentage of revenue, occupancy expense increased to 11.2% for the quarter ended June 30, 2016 compared to 9.8% for the quarter ended June 30, 2016.

Advertising and marketing. For the quarter ended June 30, 2017, advertising and marketing expenses increased to $167,000 compared to $155,000 for the quarter ended June 30, 2016, an increase of $12,000, or 7.9%. The increase in advertising and marketing expenses is attributable to an increase in internet and social media advertising and the implementation by the Company of a “secret shopper” calling program. As a percentage of revenue, advertising and marketing expenses increased to 1.1% for the quarter ended June 30, 2017 compared to 1.0% for the quarter ended June 30, 2016.

Depreciation and amortization-Offices. For the quarter ended June 30, 2017, depreciation and amortization expenses attributable to the Offices decreased to $914,000 compared to approximately $1.0 million for the quarter ended June 30, 2016, a decrease of $104,000, or 10.3% as additional assets became fully depreciated. As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 6.2% for the quarter ended June 30, 2017 compared to 6.4% for the quarter ended June 30, 2016.

General and administrative-Offices. For the quarters ended June 30, 2017 and June 30, 2016, general and administrative expenses attributable to the Offices remained constant at $1.3. Taxes decreased $46,000 mainly due to a reduction of gross receipt taxes in New Mexico, recruiting expenses decreased $21,000 and repairs and maintenance decreased $18,000 offset by an increase in bad debt expense of $35,000. As a percentage of revenue, general and administrative expenses attributable to the Offices increased to 8.7% for the quarter ended June 30, 2017 compared to 8.4% for the quarter ended June 30, 2016.

Index
Contribution from dental Offices

As a result of revenue decreasing $1.1 million and direct expenses decreasing $283,000 during the quarter ended June 30, 2017, contribution from dental Offices decreased $823,000 to $(98,000) for the quarter ended June 30, 2017 compared to $725,000 for the quarter ended June 30, 2016. As a percentage of revenue, contribution from dental Offices decreased to (0.7)% for the quarter ended June 30, 2017 compared to 4.6% for the quarter ended June 30, 2016.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended June 30, 2017, corporate expenses – general and administrative increased to $1.0 million compared to $971,000 for the quarter ended June 30, 2016, an increase of $41,000, or 4.2%. This increase is primarily attributable to the increase in professional fees related to the activist shareholder group, as discussed in “Recent Developments” above. The Company incurred additional corporate general and administrative expenses of approximately $95,000 during the quarter ended June 30, 2017 in connection with matters related to the activist shareholder group. As a percentage of revenue, corporate expenses - general and administrative increased to 6.8% for the quarter ended June 30, 2017 compared to 6.1% for the quarter ended June 30, 2016.

Stock grant. For the quarter ended June 30, 2017, the Company issued 12,500 shares of Common Stock as part of the settlement with the activist shareholder group, as discussed in “Recent Developments” above. The shares were valued at $ 175,000 based on the closing price of the Common Stock on the day of the grant. As a percentage of revenue, stock grant expense was 1.2% for the quarter ended June 30, 2017.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2017, corporate expenses - depreciation and amortization decreased to $39,000 compared to $56,000 for the quarter ended June 30, 2016, a decrease of $17,000, or 30.7% as additional assets became fully depreciated. As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.3% for the quarter ended June 30, 2017 compared to 0.4% for the quarter ended June 30, 2016.

Operating loss

As a result of the matters discussed above, the Company’s operating loss increased by $1 million to $(1.3 million) for the quarter ended June 30, 2017 compared to $(302,000) for the quarter ended June 30, 2016. As a percentage of revenue, operating loss increased to (9.0)% for the quarter ended June 30, 2017 compared to (1.9)% for the quarter ended June 30, 2016.

Interest expense, net

For the quarter ended June 30, 2017, interest expense increased to $94,000 compared to $76,000 for the quarter ended June 30, 2016, an increase of $19,000, or 25.0%. This increase is attributable to higher interest rates on the Credit Facility. As a percentage of revenue, interest expense increased to 0.6% for the quarter ended June 30, 2017 compared to 0.5% for the quarter ended June 30, 2016.

Net loss

As a result of the above, the Company’s net loss was $(901,000) for the quarter ended June 30, 2017 compared to net loss of $(230,000) for the quarter ended June 30, 2016, an increase of $671,000, or 291.1%. Net loss for the quarter ended June 30, 2017 was net of income tax benefit of $ (517,000), while net loss for the quarter ended June 30, 2016 was net of income tax benefit of $(147,000). The effective tax rate for the quarter ended June 30, 2017 was 36.4% while the effective tax rate for the quarter ended June 30, 2016 was 39%. As a percentage of revenue, net loss increased to (6.1)% for the quarter ended June 30, 2017 compared to (1.5)% for the quarter ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016:

Revenue

For the six months ended June 30, 2017, revenue decreased $1.9 million, or 5.8%, to $30.4 million compared to $32.3 million for the six months ended June 30, 2016. The Company outlines the factors that it believes contributed to the decrease in revenue in “Recent Developments” above.

Index
Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2017, clinical salaries and benefits decreased $603,000, or 3.1%, to $18.7 million compared to $19.3 million for the six months ended June 30, 2016. This decrease in clinical salaries and benefits is net of an increase of $170,000 in salaries and benefits for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as the Company builds a centralized insurance accounts receivable and patient scheduling team. The decrease in clinical salaries and benefits is directly related to the Company’s lower dentist count for the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of revenue, clinical salaries and benefits increased to 61.5% for the six months ended June 30, 2017 compared to 59.8% for the six months ended June 30, 2016.

Dental supplies. For the six months ended June 30, 2017, dental supplies decreased $157,000 to $1.3 million compared to the six months ended June 30, 2016. This decrease is directly related to the decrease in revenue during the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of revenue, dental supplies decreased to 4.3% for the six months ended June 30, 2017 compared to 4.5% for the six months ended June 30, 2016.

Laboratory fees. For the six months ended June 30, 2017 and June 30, 2016, laboratory fees remained constant at $1.8. As a percentage of revenue, laboratory fees increased to 6.0% for the six months ended June 30, 2017 compared to 5.5% for the six months ended June 30, 2016. The increase in laboratory fees as a percentage of revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is attributable to an increase in the number of surgically placed implants in the 2017 period and the completion of the full-mouth reconstruction case on one of its patients in the 2017 period.

Occupancy. For the six months ended June 30, 2017, occupancy expense increased $ 83,000, or 2.6%, to $3.2 million compared to $3.1 million for the six months ended June 30, 2016. This increase in occupancy expense is primarily attributable to a $48,000 increase in janitorial expense as the Company changed its vendor for this service. As a percentage of revenue, occupancy expense increased to 10.5% for the six months ended June 30, 2017 compared to 9.7% for the six months ended June 30, 2016.

Advertising and marketing. For the six months ended June 30, 2017, advertising and marketing expense increased to $337,000 compared to $314,000 for the six months ended June 30, 2016, an increase of $23,000 or 7.4%. The increase in advertising and marketing expense is attributable to an increase in internet and social media advertising and the implementation by the Company of a “secret shopper” calling program. As a percentage of revenue, advertising and marketing expense increased to 1.1% for the six months ended June 30, 2017 compared to 1.0% for the six months ended June 30, 2016.

Depreciation and amortization-Offices. For the six months ended June 30, 2017, depreciation and amortization expenses attributable to the Offices decreased to $1.9 million compared to $ 2.0 million for the six months ended June 30, 2016, a decrease of $160,000 or 7.8% as additional assets became fully depreciated. As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 6.2% for the six months ended June 30, 2017 compared to 6.3% for the six months ended June 30, 2016.

General and administrative-Offices. For the six months ended June 30, 2017, general and administrative expenses attributable to the Offices decreased to $2.6 million compared to $2.7 million for the six months ended June 30, 2016, a decrease of $195,000 or 7.1%. The decrease in general and administrative expenses is primarily attributable to decreases of $70,000 in taxes, $39,000 in bad debt expense, $ 36,000 in equipment repairs and $28,000 in recruiting and relocation expenses. As a percentage of revenue, general and administrative expenses attributable to the Offices decreased to 8.4% for the six months ended June 30, 2017 compared to 8.5% for the six months ended June 30, 2016.

Contribution from dental Offices

As a result of revenue decreasing $1.9 million and direct expenses decreasing $976,000 during the six months ended June 30, 2017, contribution from dental Offices decreased to $638,000 for the six months ended June 30, 2017 compared to $1.5 million for the six months ended June 30, 2016, a decrease of $901,000 or 58.5%. As a percentage of revenue, contribution from dental Offices decreased to 2.1% for the six months ended June 30, 2017 compared to 4.8% for the six months ended June 30, 2016.

Index
Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2017, corporate expenses – general and administrative increased to $2.0 million compared to $1.8 million for the six months ended June 30, 2016, an increase of $124,000 or 6.7%. This increase is primarily attributable to increases in professional fees related to matters involving the activist shareholder group and the strategic assessment process, as discussed in “Recent Developments” above. The Company incurred additional corporate general and administrative expenses of approximately $ 221,000 during the six months ended June 30, 2017 in connection with matters related to the activist shareholder group and the Board of Directors’ evaluation of the Company’s strategic options. As a percentage of revenue, corporate expenses - general and administrative increased 6.5% for the six months ended June 30, 2017 compared to 5.7% for the six months ended June 30, 2016.

Stock grant. For the six months ended June 30, 2017, the Company issued 12,500 shares of Common Stock as part of the settlement with the activist shareholder group, as discussed in “Recent Developments” above. The shares were valued at $175,000 based on the stock price on the day of the grant. As a percentage of revenue, stock grant expense was 0.6% for the six months ended June 30, 2017.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2017, corporate expenses - depreciation and amortization decreased to $ 85,000 compared to $119,000 for the six months ended June 30, 2016, a decrease of $34,000, or 28.5% as additional assets became fully depreciated. As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.3% for the six months ended June 30, 2017 compared to 0.4% for the six months ended June 30, 2016.

Operating loss

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating loss increased by $1.2 million, or 272.7% to $(1.6 million) for the six months ended June 30, 2017 compared to $(427,000) for the six months ended June 30, 2016. As a percentage of revenue, operating loss increased to (5.2)% for the six months ended June 30, 2017 compared to (1.3)% for the six months ended June 30, 2016.

Interest expense, net

For the six months ended June 30, 2017, interest expense, net increased to $167,000 compared to $115,000 for the six months ended June 30, 2016, an increase of $52,000 or 45.2%. This increase is attributable to higher interest rates on the Credit Facility. As a percentage of revenue, interest expense, net increased to 0.5% for the six months ended June 30, 2017 compared to 0.4% for the six months ended June 30, 2016.

Net loss

As a result of the above, the Company’s net loss was $(1.1 million) for the six months ended June 30, 2017 compared to net loss of $(331,000) for the six months ended June 30, 2016, an increase of $795,000, or 240.4%. Net loss for the six months ended June 30, 2017 was net of income tax benefit of $(634,000), while net loss for the six months ended June 30, 2016 was net of income tax benefit of $(212,000). The effective tax rate for the six months ended June 30, 2017 was 36% while the effective tax rate for the six months ended June 30, 2016 was 39%. As a percentage of revenue, net loss increased to (3.7%) for the six months ended June 30, 2017 compared to (1.0)% for the six months ended June 30, 2016.

Liquidity and Capital Resources

The Company finances its operations through a combination of cash provided by operating activities and bank credit facilities. As of June 30, 2017, the Company had a working capital deficit of approximately $11.3 million, an accumulated deficit of $(2.3 million) and a cash balance of $205,000.

The terms of the Company’s Credit Facility are described in Note 6 to the condensed consolidated financial statements., the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to Guaranty Bank and Trust Company (the “Bank”) For a discussion of the current status of the Credit Facility, including the Notice Letter from the Bank and actions that may be taken by the Bank and by the Company in response to the Notice Letter, please see “Recent Developments” above. Due to the above facts, all Bank debt is classified as current as of June 30, 2017.

On March 30, 2016, the Company terminated its credit facility with Compass Bank. The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the credit agreement with Compass Bank with borrowings under the Credit Facility.

Index
Net cash provided by operating activities was approximately $1.3 million for the six months ended June 30, 2017 and 2016. During the six months ended June 30, 2017, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in accounts payable and accrued expenses of approximately $1.4 million and a decrease in prepaid expenses and other assets of approximately $30,000, offset by an increase in accounts receivable of $966,000, an increase in income tax receivable of approximately $47,000, a decrease of other long-term obligations of approximately $19,000 and an increase in deferred charges and other assets of approximately $8,000. During the six months ended June 30, 2016, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of increases of approximately $179,000 in income taxes payable and $156,000 in other long-term obligations, offset by an increase in accounts receivable of approximately $602,000, a decrease in accounts payable and accrued expenses of approximately $274,000 and an increase in prepaid expenses and other assets of approximately $189,000.

Net cash used in investing activities was approximately $310,000 and $404,000 for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the Company invested approximately $326,000 in capital expenditures offset by a decrease in a note receivable of $16,000. For the six months ended June 30, 2016, the Company invested approximately $ 418,000 in capital expenditures, including approximately $122,000 for a de novo Office that opened during the first quarter of 2016 and $57,000 related to one Office that was converted to digital radiography, offset by a decrease in a note receivable of $15,000.

Net cash used in financing activities was approximately $954,000 and $841,000 for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, net cash used in financing activities was comprised of approximately $954,000 used to pay down the Credit Facility. During the six months ended June 30, 2016, net cash used in financing activities was comprised of approximately $422,000 used to pay down the Credit Facility, $409,000 for the payment of dividends and $10,000 used in the purchase and retirement of Common Stock.

As of June 30, 2017, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$8,896,864	$8,896,864	$-	$-	$-
Operating lease obligations	15,800,974	4,212,007	6,559,608	3,118,797	1,910,562
Total	$24,697,838	$13,108,871	$6,559,608	$3,118,797	$1,910,562

The Company has historically operated with negative working capital and has been able to meet its current obligations as a result of strong operating cash flows and availability on its revolving lines of credit. Recent decreases in operating cash flows have led the Company to take certain actions, which are described in “Recent Developments” and “Results of Operations” above. However, due to the Notice Letter, the Company expects that it will be required to raise additional equity or debt to pay down the outstanding principal on the Credit Facility or to refinance the Credit Facility. The Company has commenced discussions with potential investors and lenders. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to meet the Bank’s requirements could have a material adverse effect on the Company, as the Bank could exercise its remedies under the Loan Agreement including foreclosure on the Company’s assets or other actions. Due to the above facts, all Bank debt is classified as current as of June 30, 2017.

Due to the above issues, there is substantial doubt about the Company’s ability to continue as a going concern if no additional action takes place. The Company believes that any resolution with the Bank would involve financing to raise funds to pay down the outstanding principal on the Credit Facility or to refinance the Credit Facility. The Company has commenced discussions with potential investors and lenders and is exploring several funding options, including the issuance of additional equity or debt and the sale of certain dental practices. The Company believes it is probable that it will achieve a resolution with the Bank. However, there can be no assurance that the Company will be successful in completing the necessary financing or other transactions necessary to resolve this matter.

Index
ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2015. On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the period January 1, 2017 through June 30, 2017. The Company’s stock repurchase program has been ongoing for more than ten years and there is no expiration date for the program. Common Stock repurchases may be made from time to time as the Company’s management deems appropriate. As of June 30, 2017, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000. In March 2016, the Company entered into the Credit Facility. Through the remainder of 2016, Common Stock repurchases were prohibited under the Credit Facility and, as a result of the March 2017 amendment to the Credit Facility, Common Stock repurchases are not currently permitted under the Credit Facility.

In connection with the settlement agreement dated May 11, 2017 with an activist shareholder group, the Company issued 12,500 shares of Common Stock to Digirad Corporation, a member of such group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant. The Common Stock was issued under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on July 27, 2017, is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

On June 20, 2017, the independent directors of the Board of Directors were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Equity Incentive Plan. Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.

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

10.1
Loan and Security Agreement, dated March 29, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on March 30, 2016.

10.2
Amendment to Loan and Security Agreement, dated July 29, 2016, by and between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on August 4, 2016.

10.3
Second Amendment to Loan and Security Agreement, dated November 14, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on November 14, 2016.

10.4
Third Amendment to Loan and Security Agreement, dated December 9, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2017.

10.5
Fourth Amendment to Loan and Security Agreement, dated March 30, 2017, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K (SEC File No. 000-23367), as filed with the Securities and Exchange Commission on March 31, 2017.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document *

Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 14, 2017	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

Index
Index of Exhibits

Exhibit Number	Description of Document

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

10.2
Amendment to Loan and Security Agreement, dated July 29, 2016, by and between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2016.

10.3
Second Amendment to Loan and Security Agreement, dated November 14, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2016.

10.4
Third Amendment to Loan and Security Agreement, dated December 9, 2016, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2017.

10.5
Fourth Amendment to Loan and Security Agreement, dated March 30, 2017, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2017.

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