Form 10-K
period 2017-12-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2018-04-02
CIK 948072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 691-0680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	OTCQX Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates computed by reference to the last reported sale price of its Common Stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,818,265.  This calculation assumes that the registrant’s executive officers, directors and persons owning 5% or more of the outstanding Common Stock as of such date are affiliates of the registrant.  This determination of affiliated status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of March 23, 2018
Common Stock, without par value	1,872,761

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days from December 31, 2017.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K (“Annual Report”) of Birner Dental Management Services, Inc. (together with its subsidiaries, the “Company”), which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include statements in Item 1, “Business,” Item 1A, “Risk Factors,” Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding, for example, the intent, belief or current expectations of the Company or its officers with respect to the Company’s prospects and performance in future periods, including improvement in operating results, revenue and Adjusted EBITDA (as defined herein), the amount of bank debt, compliance with debt covenants, performance of de novo offices, the payment or nonpayment of dividends on its Common Stock, dentist count, dentist turnover and recruitment, dentist productivity, new patient visits and patient flow and the impact of certain shareholder matters.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include the failure to successfully recruit, retain and integrate dentists and other employees, the Company’s indebtedness and potential actions by its lending bank, financial and credit markets and the availability of capital, actions by shareholders, competition, regulatory constraints, changes in health care laws and other  laws or regulations concerning the practice of dentistry or dental service organizations, the availability of suitable locations within the Company’s markets, changes in the Company’s strategy, the general economy of the United States and the specific markets in which the Company’s dental practices are located, trends and other developments in the health care, dental care and managed care industries, as well as the risk factors set forth in Item 1A, “Risk Factors,” of this Annual Report, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.  The Company assumes no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by applicable laws and regulations.

Birner Dental Management Services, Inc.
Form 10-K

Table of  Contents
PART I

ITEM 1.   BUSINESS.

General

The Company is a dental service organization devoted to servicing geographically dense dental practice networks in select markets, currently including Colorado, New Mexico and Arizona. With 47 affiliated dental practices (“Offices”) in Colorado and 11 in New Mexico, the Company believes that its affiliated Offices comprise one of the largest providers of dental care in Colorado and New Mexico.  In addition, the Company has ten affiliated Offices in Arizona.  As of December 31, 2017, the Company provided business services to 68 Offices, of which 35 were acquired and 33 were developed internally (“de novo Offices”).  The Company provides a solution to the needs of dentists, patients and third-party payors by allowing the Company’s affiliated dentists to provide high-quality, efficient dental care in patient-friendly, family practice settings.  Dentists practicing at the various locations provide comprehensive general dentistry services, and the Company offers specialty dental services through affiliated specialists at some of its locations.  The Company was incorporated as a Colorado corporation in May 1995.

History

Since its formation in May 1995, the Company has acquired 45 practices, including nine practices that have been consolidated into existing Offices and one practice that was closed during 2004. Of those acquired practices (including the nine practices consolidated into existing Offices and the one practice closed during 2004), 35 were located in Colorado, five were located in New Mexico and five were located in Arizona. Although the Company has acquired and integrated several group practices, many of the Company’s acquisitions have been solo dental practices.

Since its formation, the Company has developed 37 de novo Offices (including two practices that have been consolidated with existing Offices and two that were closed during 2010).  The Company did not open any de novo offices in 2017 and does not intend to open any de novo Offices during 2018.  Instead, the Company will focus on gaining profitability in its most recently opened Offices and its existing facilities, and filling excess capacity in its Offices.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office.

The Company seeks to increase revenue in existing markets by enhancing the operating performance of its existing Offices and through de novo Offices, acquisitions and other development activity. The Company seeks to enhance operating performance through the expansion of specialty services and the recruitment and retention of additional dentists and dental hygienists to further utilize existing physical capacity in the Offices.  Additionally, the Company has remodeled certain Offices to expand the number of treatment rooms in the Office so that more patients can be treated.  The Company is committed to upgrading its existing Offices through remodels as well as converting its Offices to digital radiography.  In addition to upgrading existing Offices, the Company will be upgrading its website to make it more user friendly for patients, to enhance visibility in internet searches and create enhancements to attract and retain more patients.

Dental Services Industry

According to the Centers for Medicare and Medicaid Services (“CMS”), dental expenditures in the U.S. increased from $38.9 billion in 1993 to an estimated $117.5 billion in 2015.  CMS also projects that dental expenditures will reach approximately $185.0 billion by 2025, representing an increase of approximately 57.4% over 2015 dental expenditures.

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

Table of  Contents
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

Recruiting of Dentists.   The Company seeks to recruit and retain dentists with excellent skills and experience, who are sensitive to patient needs, interested in establishing long-term patient relationships and motivated by financial incentives to enhance Office operating performance. The Company believes that practicing in its network of Offices offers dentists advantages over a solo or smaller group practice, including relief from the burden of most administrative responsibilities and the resulting ability to focus more time on practicing dentistry. Other advantages include relief from capital commitments, a compensation structure that rewards productivity, employee benefits such as health insurance, a 401(k) plan, continuing education, paid holidays and vacation and payment of professional membership fees and malpractice insurance.  The Company seeks to recruit managing dentists with three or more years of practice experience, although from time to time the Company recruits associate dentists graduating from residency programs. The Company generally employs a recruiter to recruit dentists. In March 2018, the Company hired a new experienced dentist recruiter to replace its most recent dentist recruiter who departed in February 2018.  The Company believes the new dentist recruiter will continue the dentist hiring momentum established by the previous recruiter in the second half of 2017.

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

Table of  Contents
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

Advertising and Marketing.   The Company uses the PERFECT TEETH™ name to distinguish the Company’s Offices from other dental offices in the markets in which it operates. Also, the Company promotes brand awareness and generates demand through marketing and advertising utilizing the PERFECT TEETH™ name.  The Company seeks to stimulate demand and increase patient volume at its Offices through internet, social media, television, radio and print advertising and other marketing techniques. The Company’s advertising efforts are primarily aimed at increasing patient awareness and emphasize the high-quality care provided as well as the timely, individualized attention received from the Company’s affiliated dentists.  During 2016 and 2017, the Company used social media and internet advertising in all of its markets.  During 2015, the Company used television advertising in the Denver, Colorado market, radio advertising in the Denver, Colorado and Colorado Springs, Colorado markets and social media and internet advertising in all of its markets.

Purchasing/Vendor Relationships.   The Company has negotiated arrangements with a number of vendors, including dental laboratory and supply providers, to reduce unit costs. By aggregating supply purchasing and laboratory usage, the Company believes that it has received favorable pricing compared to solo or smaller group practices.  The Company purchased approximately $1.9 million of dental supplies and equipment from Henry Schein and incurred approximately $324,000 in laboratory expenses from Pro Dental Laboratory during 2017.  The Company believes that other sources of supply are available and that the loss of either of these vendors will not have a material adverse effect on the Company.  The Company’s system of centralized buying and distribution on an as-needed basis reduces the storage of inventory and supplies at the Offices.

Payor Mix

The Company’s third-party payors include indemnity insurers, preferred provider plans, managed dental care plans, and uninsured cash patients including payments under the Company’s discount dental plan.  The Company negotiates managed dental care contracts and preferred provider networks on behalf of the Offices, and each Office enters into a contract with the various managed care plans.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice that is obligated to provide them, and may receive a co-pay for each service provided.  Capitated managed dental care plans, including revenue from associated co-payments, accounted for 15.2% of the Company’s revenue in 2017 compared to 16.0% in 2016 and 16.8% in 2015. In the first quarter of 2016, the Company began accepting Medicaid reimbursement in select Offices. Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016 and 4.0% in 2017.

Table of  Contents
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

Table of  Contents
The Company plans to continue to use the current form of its Management Agreement to the extent possible. However, the terms of the Management Agreement are subject to change to comply with existing or new regulatory requirements or to enable the Company to compete more effectively.

Employment Agreements

Dentists practicing at the Offices have entered into employment agreements with a P.C.  The majority of these agreements can be terminated by either party without cause with 90 days’ notice. The agreements typically contain non-competition provisions for a period of three years following their termination within a specified geographic area, usually a specified number of miles from the associated Office, and restrict solicitation of patients and employees.  Managing dentists receive compensation based upon the greatest of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work, or (iii) a percentage based upon the operating performance of the Office.  Associate dentists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work. Specialists are compensated based upon the greater of (i) an amount per hour or monthly guarantee, or (ii) a percentage of production attributable to their work.

Competition

The dental services industry is fragmented, consisting primarily of solo and smaller group practices. The dental service organization segment of this industry is highly competitive and is expected to become more competitive.  In this regard, the Company expects that the provision of multi-specialty dental services at convenient locations will become increasingly more common. The Company is aware of several dental service organizations that are operating in its markets, including Dental One, Bright Now, Pacific Dental, American Dental Partners, Inc., Comfort Dental, Heartland Dental, Peak Dental Services and Dental Health Centers of America. Companies with dental service organization businesses similar to that of the Company, which currently operate in other parts of the country, may begin targeting the Company’s existing markets for expansion. Such competitors may have a greater financial track record and resources, superior affiliation models, a better reputation at existing affiliated practices, more management expertise or otherwise enjoy competitive advantages, which may make it difficult for the Company to compete against them or to acquire additional Offices on terms acceptable to the Company, or at all.

The business of providing general and specialty dental services is highly competitive in the markets in which the Company operates. The Company believes it competes with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, dental hygienists and other personnel. If the availability of such individuals declines in the Company’s markets, it may become more difficult to attract and retain qualified personnel to sufficiently staff the Company’s Offices.  Such competition has intensified in recent years, and the loss of dentists and other personnel and challenges presented in recruiting replacement personnel adversely affected the Company’s results of operations in 2016 and the first six months of 2017.

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

Table of  Contents
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

Table of  Contents
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

Federal Regulation

Federal laws generally regulate reimbursement, billing and self-referral practices under Medicare and Medicaid programs.  The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid.  In January 2016, the Company started the process of credentialing some of its Offices for Medicaid.  As of December 31, 2017, the Company had 31 Offices credentialed for Medicaid in Colorado and five Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016 and 4.0% in 2017.

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

As a result of recent legislative and administrative initiatives, federal and state enforcement efforts against the health care industry have increased dramatically, subjecting all health care providers to increased risk of scrutiny and increased compliance costs.  For example, health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Many HIPAA provisions apply directly to business associates of covered entities, and state attorneys general may pursue civil actions under HIPAA. Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation. As of December 31, 2017, the Company believes that it was in material compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

Table of  Contents
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “ACA”) was enacted.  Since then, significant regulations have been enacted to implement the ACA.  The legislation and regulations are far-reaching and are intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage.  Federal and state agencies are expected to continue to implement provisions of the ACA.  There are both potentially positive and negative impacts of the ACA on the business of the Company.  The Company continues to evaluate the net impact of the ACA on its business, but thus far has not seen any direct material impact other than modest increases in the annual premiums in the health insurance offered to its employees. Given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, the ultimate impact of the ACA on the Company is uncertain.  In addition, with the change in the Presidential administration, legislation has been introduced to repeal and/or replace the ACA.  Even if the ACA is not amended, repealed or replaced, the new administration could propose changes impacting implementation of the ACA.  The Company is unable to predict the impact from any future changes to the ACA or its implementation.

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

Employees

As of December 31, 2017, the Company had 84 general dentists, 28 specialists and 250 dental hygienists and assistants who were employed by the P.C.s, and 145 non-dental employees.  As of December 31, 2017, the Company had 507 full-time employees.

Company Website

Information related to the Company’s filings with the Securities and Exchange Commission (the “SEC”) can be found on the Company’s website at www.perfectteeth.com.  The Company’s website is not a part of, or incorporated by reference in, this Annual Report.

Table of  Contents
ITEM 1A.  RISK FACTORS.

The Company is heavily dependent upon the recruitment and retention of dentists and other personnel.

The profitability and operations of the Company’s Offices heavily depend on the availability and successful recruitment and retention of dentists, dental assistants, dental hygienists, specialists, and other personnel. The Company’s results of operations were adversely impacted in 2016 and 2017 by the loss of dentists and other personnel and challenges presented in recruiting and replacing such personnel.  The Company may not be able to recruit or retain dentists and other personnel for its Offices, which may have a material adverse effect on the Company’s business, financial condition and operating results. See Item 1. “Business - Dental Service Model.”

The Company’s indebtedness creates risks, and its Credit Facility contains financial and other covenants that may limit its flexibility.

On July 21, 2017, the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to Guaranty Bank and Trust Company (the “Bank”) in connection with the Loan and Security Agreement, dated as of March 29, 2016, as amended by four amendments (collectively, the “Loan Agreement” or the “Credit Facility”), including the Fourth Amendment to Loan and Security Agreement and Forbearance Agreement dated March 30, 2017 (the “Forbearance Agreement”).  The Notice Letter asserted events of default resulting from the Company’s failure to produce EBITDA of at least $870,000 for the second quarter of 2017 and to reduce the dollar amount of the outstanding reducing revolving loan by at least $500,000 on June 30, 2017.  The Notice Letter further asserted that, as a result of these events of default, earlier events of default to which the Forbearance Agreement applied related to EBITDA and coverage ratios again existed.

In the Notice Letter, the Bank also declared all obligations of the Company to be immediately due and payable and demanded payment in full of all obligations.  The Notice Letter further stated that, although the Bank was not presently exercising its other rights and remedies available upon an event of default, it reserved its right to do so at any time in its sole discretion.

The Company subsequently failed to reduce the dollar amount of the outstanding reducing revolving line of credit under the Credit Facility by at least $500,000 on September 30, 2017. The Company’s revolving line of credit with the Bank was reduced from $1.4 million to $1.1 million on October 1, 2017 as required by the Forbearance Agreement.

On December 28, 2017, the Company completed a private placement of $5 million of convertible senior subordinated secured notes (“Notes”) and attached shares of Series A Convertible Preferred Stock with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”).

Also, on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (“Fifth Amendment”), under which the Company repaid approximately $1.5 million under the term loan portion of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment extends the maturity date of the loans under the Credit Facility to March 31, 2023, and modifies the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility.

As of December 31, 2017, $6.5 million was outstanding under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.  The Palm Investors also hold subordinated liens and security interests in the Company’s assets as security for the Notes.  Any failure by the Company to maintain compliance with the Credit Facility in the future, including compliance with EBITDA, leverage ratio and other financial covenants under the Credit Facility, could have a material adverse effect on the Company.

The Company’s operations place significant demands on management, and failure of the Company to achieve certain financial results could result in a change in senior management.

The Company’s ability to compete effectively depends upon its ability to hire, train, and assimilate additional management and other employees, and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems.  Any failure by the Company to effectively anticipate, implement and manage the changes required to sustain the Company may have a material adverse effect on the Company’s business, financial condition and operating results.  See Item 1. “Business.”

Table of  Contents
The Company believes its success depends on the continued services of two members of the Company’s senior management, its Chief Executive Officer, Fred Birner and its Chief Financial Officer, Treasurer and Secretary, Dennis Genty. The Company believes its future success will depend in part upon its ability to attract and retain qualified management personnel. Competition for such personnel is intense and the Company competes for qualified personnel with competitors and numerous other companies, some of which have greater financial and other resources than the Company. The loss of the services of one or more members of the Company’s senior management or the failure to add or retain qualified management personnel could have a material adverse effect on the Company’s business, financial condition and operating results.

In addition, under the terms of the private placement with the Palm Investors, if the Company fails to meet any of the performance targets set forth in the private placement agreement or fails to comply with one or more financial covenants under the Loan Agreement, the Board of Directors (the “Board”) of the Company is required to immediately form a special committee of the Board with the power to initiate searches for, and to recruit, retain or replace the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company. Any such actions, if undertaken, may have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may need additional capital and there is no guarantee additional financing would be available.

Significant capital resources, which have included available cash and bank borrowings, have been used to establish additional de novo Offices and maintain and upgrade the Company’s management information systems, and for the effective integration, operation and expansion of the Offices.  The Company historically has primarily used cash and promissory notes as consideration in acquisitions of dental practices. If the Company’s capital requirements exceed cash flow generated from operations and borrowings available under the Company’s existing Credit Facility or any successor credit facility, the Company may need to issue additional equity securities or incur additional debt. If additional funds are raised through the issuance of equity securities, dilution to the Company’s existing shareholders may result. Additional debt or non-Common Stock equity financings could be required to the extent that the Common Stock fails to maintain a market value sufficient to warrant its use for future financing needs. If additional funds are raised through the incurrence of debt, such debt instruments will likely contain restrictive financial, maintenance and security covenants. The Company may not be able to obtain additional required capital on satisfactory terms, if at all. The failure to raise the funds necessary to finance the Company’s operations or the Company’s other capital requirements could have a material and adverse effect on the Company’s ability to pursue its strategy and on its business, financial condition and operating results. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Shareholders may face significant dilution upon the conversion of the Palm Investors’ securities, and the Series A preferred stock held by the Palm Investors has supermajority voting rights.

As a result of the private placement completed December 28, 2017, the Palm Investors hold Notes and shares of Series A Convertible Preferred Stock that are convertible at the option of the holders into shares of Series B Convertible Preferred Stock, which in turn are convertible at the option of the holders into shares of the Company’s Common Stock at a price of $5.00 per share. Assuming (i) the conversion of the Notes and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock and (ii) the Series B Convertible Preferred Stock into Common Stock, the Palm Investors beneficially own in the aggregate 1,000,000 shares of Common Stock, representing approximately 34.8% of the Company’s outstanding shares of Common Stock. If the Notes and Series A Convertible Preferred Stock are converted into Common Stock, the Company’s shareholders will experience significant dilution.

In addition, each of the 10 shares of Series A Preferred Stock entitles the holder to 100,000 votes per share. The holders of Series A Preferred Stock are entitled to vote, together with the holders of Common Stock as one class, on all matters as to which holders of Common Stock shall be entitled to vote, including without limitation the election of directors elected by holders of Common Stock, in the same manner and with the same effect as such Common Stock shareholders. As a result, the Palm Investors effectively have voting power that is equivalent to 1,000,000 shares of Common Stock. This concentration of voting power in the Palm Investors may limit or preclude other shareholders’ ability to influence corporate matters, including the election of directors, amendments of the Company’s organizational documents, and any merger, consolidation, sale of all or substantially all of the Company’s assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited proposals to merge with or acquire the Company.

Table of  Contents
The Company’s business could be negatively affected as a result of a potential proxy contest for the election of directors at its 2018 annual meeting and other activist shareholder activities.

On March 21, 2018, a group of shareholders submitted a notice of the group’s intention to nominate certain directors at the Company’s 2018 annual meeting of shareholders.  If the group does not withdraw its nominations or the Company is unable to reach an agreement with the group relating to the 2018 annual meeting, a proxy contest is likely to occur. A proxy contest may require the Company to incur significant legal fees and proxy solicitation and other expenses and require significant time and attention by management and the Board of Directors. In addition, the potential of a proxy contest, or other activist shareholder activities, could interfere with the Company’s ability to execute its business strategy, create uncertainties as to the Company’s future direction, make it more difficult to attract and retain qualified dentists, adversely affect the Company’s relationships with dentists, other employees and patients and result in the loss of potential business opportunities, any of which could materially and adversely affect the Company’s business and operating results.  The Company’s business and financial condition could be impaired and the market price of its common stock could be subject to significant fluctuation or otherwise be adversely affected by these events, risks and uncertainties.

The Company operates in a highly competitive market, which may reduce gross profit margins and market share.

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

The business of providing general dental and specialty dental services is highly competitive in the markets in which the Company operates. Competition for providing dental services may include practitioners who have more established practices and reputations. The Company competes against established practices in the retention and recruitment of general dentists, specialists, dental hygienists and other personnel. If the availability of such dentists, specialists, dental hygienists and other personnel declines in the Company’s markets, it may become more difficult to attract qualified dentists, specialists, dental hygienists and other personnel.  Competition has intensified in recent years, and the loss of dentists and other personnel and challenges presented in recruiting replacement personnel has adversely affected the Company’s results of operations in 2016 and 2017.  There is no assurance that the Company will be able to compete effectively against other existing practices or against new single or multi-specialty dental practices that enter its markets, or to compete against such practices in the recruitment and retention of qualified dentists, specialists, dental hygienists and other personnel. See Item 1. “Business - Competition.”

The Company is exposed to uncertainty and risks associated with de novo Office development.

The Company utilizes internal and external resources to identify locations in suitable markets for the development of de novo Offices. Identifying locations in suitable geographic markets and negotiating leases can be a lengthy and costly process. Furthermore, the Company will need to provide each de novo Office with the appropriate equipment, furnishings, materials and supplies and other capital resources. Additionally, de novo Offices must be staffed with one or more dentists. Because a de novo Office may be staffed with a dentist with no previous patient base, significant advertising and marketing expenditures may be required to attract patients.  The Company’s de novo Offices typically take a period of time after opening before they generate positive net income.  The Company’s two most recently opened de novo Offices, which opened during the third quarter of 2015 and the first quarter of 2016, had a net loss of $(737,000)  and $(586,000) for the years ended December 31, 2016 and 2017, respectively.  There can be no assurance that a de novo Office will become profitable. See Item 1.  “Business.”

Table of  Contents
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

The Company’s Offices are concentrated in Colorado.

The majority of the Company’s affiliated dental Offices are located in Colorado.  The Offices in Colorado generated 68%, 66% and 68% of the Company’s total revenue for the years ended December 31, 2015, 2016 and 2017, respectively.  Adverse changes or conditions affecting the Colorado market, such as health care reform, changes in laws and regulations, governmental investigations, competition and general economic conditions may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations.  The Company’s current concentration in the Colorado market increases the risk that adverse economic or regulatory developments in this market may have a material and adverse impact on the Company’s operations.

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

Table of  Contents
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

Federal laws generally regulate reimbursement and billing practices under Medicare and Medicaid programs. The federal fraud and abuse statute prohibits, among other things, the payment, offer, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind to induce or in exchange for (i) the referral of a person for services reimbursable by Medicare or Medicaid, or (ii) the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item, good, facility or service which is reimbursable under Medicare or Medicaid.  In January 2016, the Company started the process of credentialing some of its Offices for Medicaid.  As of December 31, 2017, the Company had 31 Offices credentialed for Medicaid in Colorado and five Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016 and 4.0% in 2017.  The Company expects revenue from Medicaid to increase in 2018.  As a result, these laws and regulations impact the Company to a greater degree currently than in previous years.

Health care providers, including the Company, are required to comply with the electronic data security and privacy requirements of HIPAA.  HIPAA delegates enforcement authority to the CMS Office for Civil Rights.  Many HIPAA provisions apply directly to business associates of covered entities, and state attorneys general may pursue civil actions under HIPAA.  Violations of HIPAA could result in civil penalties of up to $1,500,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation and/or up to ten years in prison per violation.  As of December 31, 2017, the Company believes that it was in material compliance with all requirements of HIPAA and there has been no material impact on the Company due to the implementation of these regulations.

Table of  Contents
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

Table of  Contents
A portion of the Company’s revenue is derived from capitated payment arrangements, which have terms that may adversely affect the Company’s results of operations and financial condition.

In 2017, the Company derived approximately 6.7% of its revenue from capitated managed dental care contracts, and 8.5% of its revenue from associated co-payments.  Under a capitated managed dental care contract, the dental practice provides dental services to the members of the plan and receives a fixed monthly capitation payment for each plan member covered for a specific schedule of services regardless of the quantity or cost of services to the participating dental practice which is obligated to provide them, and may receive a co-pay for each service provided. This arrangement shifts the risk of utilization of such services to the dental group that provides the dental services. Because the Company assumes responsibility under its Management Agreements for all aspects of the operation of the dental practices other than the practice of dentistry and thus bears all costs of the provision of dental services at the Offices other than compensation and benefits of dentists, dental hygienists and dental assistants, the risk of over-utilization of dental services at the Offices under capitated managed dental care plans is effectively shifted to the Company. In contrast, under traditional indemnity insurance arrangements, the insurance company reimburses reasonable charges that are billed for the dental services provided.

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

 The Company’s ability to pay dividends on its Common Stock is restricted by its Credit Facility and several other factors.

The Company paid quarterly cash dividends on its Common Stock from 2004 through the first quarter of 2016.  Upon entering the Credit Facility with the Bank in March 2016, dividends on the Common Stock were prohibited and continue to be prohibited under the Fifth Amendment that the Company entered into with the Bank on December 28, 2017.  If permitted in the future, the payment of dividends on the Common Stock is subject to the discretion of the Company’s Board of Directors, and various factors may prevent the Company from paying dividends.  Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions or other requirements of or actions by lenders, state corporate law restrictions, and other factors the Company’s Board of Directors may consider relevant.  There is no assurance that the Company will be able to pay dividends on the Common Stock in the future.

The Company’s failure to effectively evaluate and integrate acquisitions may have negative effects on the Company’s results of operations and financial condition.

The Company has completed 45 dental practice acquisitions, nine of which have been consolidated into existing Offices and one practice that was closed during 2004.  The success of future acquisitions will depend on several factors, including the following:

Table of  Contents
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

At December 31, 2017, intangible assets on the Company’s consolidated balance sheet were approximately $5.9 million, representing 33.8% of the Company’s total assets at that date. If the Company completes additional acquisitions, the Company expects the amount allocable to intangible assets on its consolidated balance sheets will increase, which will increase the Company’s amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, the value of the Company’s intangible assets may not be realized. In addition, the Company evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s financial condition and operating results.

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

Table of  Contents
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

The Company’s business is dependent on information systems for operational processes, financial information and insurance billing operations.  The Company’s information systems could be vulnerable to damage or interruption from computer viruses, cyber attacks, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events.  A significant or prolonged interruption to the Company’s information systems could have a material adverse effect on its business, financial condition and results of operations.  The Company does not have insurance against these risks.

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

Table of  Contents
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

As of December 31, 2017, the Company managed a total of 68 Offices with 47 in Colorado, 11 in New Mexico, and ten in Arizona.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office.  The Offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The majority of the de novo Offices are located in supermarket-anchored shopping centers. The Offices have from four to 19 treatment rooms and range in size from 1,400 square feet to 7,400 square feet.

Table of  Contents
Location of Offices as of December 31, 2017

Table of  Contents
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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Common Stock is quoted on the OTCQX Market under the symbol “BDMS”.  The following table sets forth, for the periods indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Capital Market until May 25, 2016 and as reported on the OTCQX Market on and after May 26, 2016.  The over-the-counter market quotations during 2016 and 2017 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
2016

First Quarter	$11.45	$8.98
Second Quarter	15.95	8.63
Third Quarter	18.00	12.01
Fourth Quarter	18.61	10.00

2017

First Quarter	$17.30	$9.50
Second Quarter	14.50	11.50
Third Quarter	13.49	3.00
Fourth Quarter	6.75	3.60

At March 30, 2018, there were approximately 165 holders of record and approximately 320 beneficial owners of the Company’s outstanding Common Stock.

Dividend Policy

The Company paid quarterly cash dividends on the Common Stock of $.22 per share in January 2016.  In March 2016, the Company entered into the Credit Facility.  Under the Credit Facility, dividends were prohibited and continue to be prohibited under the Fifth Amendment that the Company entered into with the Bank on December 28, 2017.  The Company does not expect to pay dividends on the Common Stock in 2018.

The payment of dividends on the Common Stock is subject to the discretion of the Company’s Board of Directors and other various factors. Such factors include the Company’s financial position and results of operations, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions or other requirements of or actions by lenders, state corporate law restrictions and such other factors as the Company’s Board of Directors may consider relevant.

Table of  Contents
Issuer Purchases of Equity Securities

The Company’s stock repurchase program has been in place for more than ten years, and there is no expiration date for the program.  As of December 31, 2017, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000. However, Common Stock repurchases are prohibited under the Credit Facility and the Company did not purchase any shares of its Common Stock during 2017.

Recent Sales of Equity Securities

Except as previously reported in the  Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2018, there were no recent sales of unregistered securities during the year ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis relates to factors that have affected the consolidated results of operations and financial condition of the Company for the three years ended December 31, 2017.  Reference is made to the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under Item 1 - “Business,” and in this Annual Report generally. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation the risk factors set forth in Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

Overview

The Company was formed as a Colorado corporation in May 1995, and as of December 31, 2017 provided business services to 68 Offices in Colorado, New Mexico and Arizona staffed by 84 general dentists and 28 specialists.  The Company has acquired 45 practices (nine of which were consolidated into existing Offices and one that was closed) and opened 37 de novo Offices (two of which were consolidated into existing Offices and two that were closed).  During 2015, the Company opened one de novo Office in September 2015.  During 2016, the Company opened one de novo Office in January 2016.  During the first quarter of 2017, the Company consolidated the dental services of one of its Fort Collins, Colorado Offices into another Office and subsequently closed the first Office.  The Company derives all of its revenue from its Management Agreements with the P.C.s. In addition, the Company assumes a number of responsibilities when it acquires a new practice or develops a de novo Office, which are set forth in the Management Agreement, as described below.

Table of  Contents
Recent Developments

Private Placement and Debt Restructuring

Factors and Events That Led to the Debt Restructuring. During 2016 and 2017, the Company experienced losses and decreasing liquidity. The Company believes these results were caused by the following factors, among others, some of which are interrelated. Losses from several de novo Offices recently opened by the Company; a decrease in the number of dentists in the network from 116 dentists as of December 31, 2015 to a low of 98 dentists as of September 30, 2016 and December 31, 2016; and actions by a shareholder activist group including a threatened proxy contest, which were highly distracting to the management and employees of the Company and resulted in significant expenses for the Company.

On March 30, 2017, the Company and Guaranty Bank and Trust Company (the “Bank”) entered into an amendment to the Loan and Security Agreement, dated March 29, 2016 as amended (collectively, the “Loan Agreement” or the “Credit Facility”).  The March 2017 amendment to the Credit Facility included a forbearance by the Bank (the “Forbearance Agreement”) regarding covenant defaults by the Company with respect to the then-existing funded debt-to-EBITDA ratio, fixed charge coverage ratio and EBITDA. On July 21, 2017, the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to the Bank in connection with the Loan Agreement.  The Notice Letter asserted events of default resulting from the Company’s failure to produce EBITDA of at least $870,000 for the second quarter of 2017 and to reduce the dollar amount of the outstanding reducing revolving loan by at least $500,000 on June 30, 2017.  The Notice Letter further asserted that, as a result of these events of default, earlier events of default regarding coverage ratios and EBITDA to which the Forbearance Agreement applied again existed.

In the Notice Letter, the Bank also declared all obligations of the Company to be immediately due and payable and demanded payment in full of all obligations. The Notice Letter further stated that, although the Bank was not presently exercising its other rights and remedies available upon an event of default, it reserved its right to do so at any time in its sole discretion.

The Company subsequently failed to reduce the dollar amount of the outstanding reducing revolving line of credit under the Credit Facility by at least $500,000 on September 30, 2017. The Company’s revolving line of credit with the Bank was reduced from $1.4 million to $1.1 million on October 1, 2017 as required by the Forbearance Agreement.

The Private Placement. On December 28, 2017, following discussions and negotiations with the Bank and a number of potential investors and lenders, the Company entered into a Securities Purchase Agreement (“the Securities Purchase Agreement”) and completed a private placement of $5 million of convertible senior subordinated secured notes (the “Notes”) and attached shares of Series A Convertible Preferred Stock with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”). The Notes and shares of Series A Convertible Preferred Stock are convertible at the option of the holders into shares of Series B Convertible Preferred Stock, which in turn are convertible at the option of the holders into shares of the Company’s Common Stock at a price of $5.00 per share. Each share of Series A Preferred Stock entitles the holder to 100,000 votes per share.  Assuming (i) the conversion of the Notes and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock and (ii) the Series B Convertible Preferred Stock into Common Stock, the Palm Investors beneficially own in the aggregate 1,000,000 shares of Common Stock, representing approximately 34.8% of the Company’s outstanding shares of Common Stock. The Company used approximately $1.5 million of the net proceeds under the Securities Purchase Agreement to pay down the term loan portion and $1.1 million to pay down the reducing revolving loan of the Loan Agreement as described below. The balance of the net proceeds is being used for vendor payments, working capital, capital expenditures, and other general corporate purposes.

The Securities Purchase Agreement, the Notes, the articles of amendment for the Series A Convertible Preferred Stock, and the articles of amendment for the Series B Convertible Preferred Stock (collectively, the “Investment Documents”) contain covenants that, among other things, prohibit the Company from incurring debt, except Permitted Indebtedness (as defined in the Investment Documents), permitting the existence of liens, other than Permitted Liens, issuing securities, other than under an Approved Stock Plan or Excluded Securities (each, as defined in the Investment Documents), with a purchase, conversion, exchange, or exercise price less than the conversion price of the Notes, the Series A Convertible Preferred Stock, and the Series B Convertible Preferred Stock, issuing additional securities with rights senior or on par with the Notes, the Series A Convertible Preferred Stock, or the Series B Convertible Preferred Stock, paying dividends or distributions on the Company’s capital stock (other than on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock), or selling any of the Company’s managed professional corporations or any assets, except in the ordinary course of business.

Table of  Contents
The Investment Documents also provide that as long as any amounts remain due under the Notes or any Series A Convertible Preferred Stock or Series B Convertible Preferred Stock remain outstanding, the holders of the Notes, the Series A Convertible Preferred Stock, and the Series B Convertible Preferred Stock, voting as separate class, have the right to elect two members to the Company’s Board, which number increases to three if the Company fails to meet performance targets as discussed below.

The Notes mature on September 30, 2023 and accrue interest on a quarterly basis at a rate of 5% per annum until December 28, 2020. Thereafter, interest accrues on a quarterly basis at a rate of (i) 5% per annum if the VWAP (as defined in the Notes) for each of any 30 consecutive Trading Days (as defined in the Notes) during the immediately preceding quarter is less than $15 per share of Common Stock, (ii) 2.5% per annum if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter is equal to or greater than $15 per share of Common Stock and equal to or less than $20 per share of Common Stock, and (iii) 0% if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter exceeds $20 per share of Common Stock. Subject to the terms of the Subordination Agreement (described below), which prohibits the payment of cash interest unless the Total Cash Flow Leverage Ratio, as defined in the Fifth Amendment (described below), is less than 2:1, the Company has the option to pay interest in cash or by increasing the principal amount of the Notes in the amount of any unpaid and accrued interest.

Holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to receive dividends on a quarterly basis at a rate of 5% per annum until December 28, 2020. Thereafter, dividends accrue on a quarterly basis at the same rates as interest for the Notes as described above. Subject to the terms of the Subordination Agreement, which prohibits the payment of cash dividends unless the Total Cash Flow Leverage Ratio is less than 2:1, the Company has the option to pay dividends in cash or by issuing additional shares of preferred stock in the amount of any unpaid and accrued interest. Shares of Series A Preferred Stock and Series B Preferred Stock may be redeemed at any time at the option of the holder beginning on the sixth anniversary date of the date of issuance of the Notes and the shares of Series A Preferred Stock.

Concurrent with the Securities Purchase Agreement, the Company, the Bank, and the Palm Investors entered into a Subordination Agreement and the Company and the Palm Investors entered into a Security Agreement and Registration Rights Agreement. Under the Subordination Agreement, the Palm Investors and their successors in interest subordinated their rights under the Notes, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock to the Bank in respect of the Credit Facility. Under the Security Agreement, the Company granted the holders of the Notes a subordinate security interest in substantially all of the Company’s assets. Under the Registration Rights Agreement, the Company granted the Palm Investors and their successors in interest the right to demand registration under the Securities Act of 1933, as amended, of the resale of the shares of Common Stock underlying the Series B Convertible Preferred Stock. The Company also granted certain “piggy-back” registration rights in the Registration Rights Agreement.

In connection with the investment by the Palm Investors, two Palm representatives, Joshua S. Horowitz and Bradley Tirpak, were appointed to the Company’s Board, replacing Brooks G. O’Neil and Dennis N. Genty, the Company’s Chief Financial Officer, both of whom resigned from the Board. Additionally, if the Company fails to meet certain performance targets set forth in the Securities Purchase Agreement, the Palm Investors have the exclusive right, voting separately as a class, to designate to the Board a third Palm Investor director, in which case the Board must take all actions necessary to cause and accept the resignation of one additional current director and cause such third Palm Investor director to be appointed as a director.  Further, if the Company (a) fails to meet any of the modified performance targets set forth in the Securities Purchase Agreement or (b) fails to comply with a financial covenant under the Loan Agreement, the Board is required to immediately form a special committee of the Board with (i) the power to initiate searches for, and to recruit, retain or replace the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company, (ii) the ability to retain an executive search firm, at the Company’s expense, to manage any search for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer initiated by the search committee, and (iii) the ability to engage such advisors, at the Company’s expense, as necessary to assist with the search committee’s efforts. Any search committee created due to the Company’s failure to meet any of the modified performance targets will be chaired by one of the Palm Investor directors and consist solely of independent directors, while any search committee created due to the Company’s failure to comply with the financial covenants will be composed of a majority of Palm Investor directors.

Table of  Contents
The Debt Restructuring.  Also on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (“Fifth Amendment”), under which the Company repaid approximately $1.5 million under the term loan portion and $1.1 million under the revolving line of credit of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increases the revolving line of credit from $1.1 million to $2 million, extends the maturity date of the loans under the Credit Facility to March 31, 2023 and modifies the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. For a discussion of other terms of the Fifth Amendment and the terms of the Notes, see Note 7 to the notes to consolidated financial statements in Item 8.

As of December 31, 2017, $6.5 million was outstanding under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.  There are also subordinated liens and security interests in favor of the holders of the Notes. Any failure by the Company to maintain compliance with the Credit Facility in the future, including compliance with the EBITDA, leverage ratio and other financial covenants under the Credit Facility, could have a material adverse effect on the Company.

Recent Business Developments

As previously disclosed, as part of the Board of Directors’ ongoing evaluation of the Company’s strategic options, the Company engaged an investment banking firm with significant experience in the Company’s industry as its financial advisor in 2016.  The Board closely monitored the Company’s financial performance, assessed the Company’s strategic options and carefully considered expressions of interest in the Company.  In order to help facilitate a re-doubled focus on improving its results of operations, the Company discontinued the strategic assessment in March 2017 at the direction of the Board of Directors.

The Company’s management and Board, which now includes two representatives of the Palm Investors and two directors who were appointed in 2017 in connection with settlement of a potential proxy contest, are intensely focused on improving the Company’s financial performance. In addition to promoting GOLD STANDARD patient care and service every day with every patient throughout the organization, management and the Board are actively supporting efforts not only to recruit dentists to increase the dentist count but also to retain the best dental professionals in the country through attractive compensation and benefits arrangements and support of dentists to grow their practices. The Company also is looking to improve dentist productivity through extended office hours and targeted technology improvements and capital expenditures including converting to digital radiography all Offices, migration of records to the cloud and improvements to the Company’s website to attract and retain new patients. The Company also is looking to improve its accounts receivable and collections processes.

Related in part to the factors noted previously, the Company believes much of the decline in revenue, earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, stock grant expense and change in fair value of contingent liabilities (“Adjusted EBITDA”) and liquidity has been driven by a decrease in the number of dentists in the network from 116 dentists as of December 31, 2015 to a low of 98 dentists at September 30, 2016 and December 31, 2016.  The following table shows the Company’s dentist count since December 31, 2015.

Dentist Count
Date	Total
12/31/2015	116
3/31/2016	112
6/30/2016	102
9/30/2016	98
12/31/2016	98
3/30/2017	102
6/30/2017	99
9/30/2017	106
12/31/2017	112

Table of  Contents
In March 2018, the Company hired a new experienced dentist recruiter to replace its most recent dentist recruiter who departed in February 2018.  The Company believes the new dentist recruiter will continue the dentist hiring momentum established by the previous recruiter in the second half of 2017. In January 2017, the Company added a highly experienced Chief Dental Officer to work directly with its network dentists in their offices, which the Company believes will help reduce dentist turnover, improve dentist performance and enhance dentist recruitment going forward.  In addition, the Company has begun to offer equity buy-in opportunities for dentists, which it believes will also aid in recruiting and retaining dentists and reducing dentist turnover. The Company believes that these were contributing factors in the increase in dentist count from 99 at June 30, 2017 to 112 at December 31, 2017.  The Company believes it has now achieved more stability in its affiliated dentists.

Management is also continuously seeking to reduce expenses and, on February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017.  The Company is aggressively considering other actions to reduce expenses and improve profitability including the sale of one of its Colorado offices that had negative Adjusted EBITDA of $182,000 in 2017. The Company has taken other actions to reduce expenses and improve profitability. These efforts, which commenced in September 2017, included suspension of certain bonus programs and the Company’s contribution to the 401(k) plan along with the elimination of certain support personnel in the dental offices.

Revenue increased 3.1% in the fourth quarter of 2017 compared to the same quarter in 2016 after increasing 2.6% in the third quarter of 2017 compared to the third quarter of 2016.  The increase in revenue in each of the third and fourth quarters of 2017 over the same quarters in 2016 represents the first time in ten quarters that the Company has achieved consecutive quarterly year-over-year increases in revenue. The Company believes these results are directly related to the Company increasing its dentist count as disclosed in “Recent Developments” above.

Additionally, the Company continues to experience strong patient flow with new patient visits up 9.8% in the fourth quarter of 2017 compared to the fourth quarter of 2016 after normalizing for the number of working days in each respective quarter. On a similar basis, total patient visits were up 5.2% in the fourth quarter of 2017 compared to the fourth quarter of 2016.

In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed.  As of December 31, 2017, the Company had 31 Offices credentialed for Medicaid in Colorado and five Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016 and 4.0% in 2017.  The Company expects revenue from Medicaid to increase in 2018.

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

Table of  Contents
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

Table of  Contents
The Company seeks to increase its fee-for-service revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs, adding additional specialty services, by opening de novo Offices and by making select acquisitions of dental practices.  The Company seeks to supplement this fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity. The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided. In January 2016, the Company started the process of credentialing some of its Offices for Medicaid.  As of December 31, 2017, the Company had 31 Offices credentialed for Medicaid in Colorado and five Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 1.1% of the Company’s revenue in 2016 and 4.0% in 2017.

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

Results of Operations

The Company has grown primarily through the ongoing development of a dense dental practice network and the implementation of its dental service model.  Revenue was $63.8 million in 2015, $61.8 million in 2016 and $60.7 million in 2017.  Contribution from the dental Offices was $2.9 million in 2015, $1.8 million in 2016 and $861,000 in 2017.  Net loss was $(705,000) in 2015, $(1.4 million) in 2016 and $(2.6 million) in 2017.  The year ended December 31, 2015 was favorably impacted by the remeasurement and subsequent write down of contingent liabilities by $100,000, which the Company recognized as other income.

For the year ended December 31, 2017, revenue decreased to $60.7 million compared to $61.8 million for the year ended December 31, 2016, a decrease of $1.0 million or 1.7%.

For the year ended December 31, 2017, the Company generated $1.1 million of cash from operations.  During this period, the Company had capital expenditures of approximately $627,000, and decreased total bank debt by approximately $3.4 million including $2.6 million from the $5.0 million private placement completed on December 28, 2017.

Table of  Contents
The Company’s Adjusted EBITDA decreased $1.6 million or 65.7% to $855,000 for the year ended December 31, 2017 from $2.5 million for the year ended December 31, 2016.  Adjusted EBITDA decreased $1.2 million or 33.1% to $2.5 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015.  Although Adjusted EBITDA is not a United States generally accepted accounting principles (“GAAP”) measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss can be made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – corporate, stock-based compensation expense, interest expense, net, stock grant expense,  and income tax benefit to net loss and subtracting the change in fair value of contingent liabilities as in the table below.

	Years Ended December 31,
	2015	2016	2017

RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(704,670)	$(1,385,902)	$(2,649,231)
Add back:
Depreciation and amortization - Offices	4,283,291	3,993,299	3,573,983
Depreciation and amortization - corporate	241,588	210,813	161,235
Stock-based compensation expense	229,093	177,679	270,207
Interest expense, net	105,062	253,940	443,640
Stock grant	-	-	175,000
Income tax benefit	(321,032)	(753,973)	(1,119,926)
Less:
Change in fair value of contingent liabilities	(100,000)	-	-

Adjusted EBITDA	$3,733,332	$2,495,856	$854,908

At December 31, 2017, the Company’s total assets of $17.4 million included $5.9 million of identifiable intangible assets related to the Management Agreements. At that date, the Company’s total shareholders’ equity was $(1.8 million). The Company’s accumulated deficit as of December 31, 2017 was approximately $3.8 million, and the Company had a working capital deficit on that date of approximately $1.4 million.

The Company’s revenue from capitated managed dental care plans (including revenue associated with co-payments) was 15.2% of total revenue in 2017, compared with 16.0% in 2016 and 16.8% in 2015.

Table of  Contents
The following table sets forth the percentages of revenue represented by certain items reflected in the Company’s Consolidated Statements of Operations. The information that follows should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2015		2016		2017
Revenue	100.0%		100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	59.8%		60.2%		61.8%
Dental supplies	4.6%		4.6%		4.4%
Laboratory fees	5.2%		5.6%		5.9%
Occupancy	9.3%		10.2%		10.6%
Advertising and marketing	1.4%		1.1%		1.0%
Depreciation and amortization	6.7%		6.5%		5.9%
General and administrative	8.4%		8.9%		9.0%
	95.5%		97.0%		98.6%
Contribution from dental offices	4.5%		3.0%		1.4%

CORPORATE EXPENSES:
General and administrative	5.8	%(1)	5.7	% (1)	6.3	%(1)
Stock grant	0.0%		0.0%		0.3	%(2)
Depreciation and amortization	0.4%		0.3%		0.3%

OPERATING LOSS	(1.6)%		(3.1)%		(5.5)%
OTHER INCOME / (EXPENSE):
Change in fair value of contingent liabilities	0.2%		0.0%		0.0%
Interest expense, net	(0.2)%		(0.4)%		(0.7)%

LOSS BEFORE INCOME TAXES	(1.6)%		(3.5)%		(6.2)%
Income tax benefit	(0.5)%		(1.2)%		(1.8)%

NET LOSS	(1.1)%		(2.2)%		(4.4)%

(1)
Corporate expense - general and administrative includes $229,093 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2015, $177,679 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2016 and $270,207 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2017.

(2)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group.  The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

Table of  Contents
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Revenue decreased to $60.7 million for the year ended December 31, 2017 compared to $61.8 million for the year ended December 31, 2016, a decrease of $1.0 million or 1.7%.  Revenue increased 3.1% in the fourth quarter of 2017 compared to the same quarter in 2016.

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits increased to $37.5 million for the year ended December 31, 2017 compared to $37.2 million for the year ended December 31, 2016, an increase of $320,000 or 0.9%.  This $320,000 increase in clinical salaries and benefits is primarily related to increases of $255,000 in administrative wages, $129,000 of which is related to an increase in centralized insurance accounts receivable and patient scheduling team wages, $220,000 in assistant wages, and $219,000 in hygienist wages, partially offset by a decrease in dentist wages of $365,000.  As a percentage of revenue, clinical salaries and benefits increased to 61.8% in 2017 from 60.2% in 2016.

Dental supplies.   Dental supplies decreased to $2.6 million for the year ended December 31, 2017 compared to $2.8 million for the year ended December 31, 2016, a decrease of $179,000 or 6.4%.  This decrease is related to the decrease in revenue during the year ended December 31, 2017 and a dental supply inventory adjustment of $39,000.  As a percentage of revenue, dental supplies decreased to 4.4% in 2017 from 4.6% in 2016.

Laboratory fees.   Laboratory fees increased to $3.6 million for the year ended December 31, 2017 compared to $3.5 million for the year ended December 31, 2016, an increase of $111,000 or 3.2%.  The increase in laboratory fees as a percentage of revenue for the year ended December 31, 2017 is attributable to an increase in the number of removable dental procedures, which are charged a higher laboratory fee relative to the revenue generated, completed in 2017 compared to 2016.  As a percentage of revenue, laboratory fees increased to 5.9% in 2017 from 5.6% in 2016.

Occupancy.  Occupancy expense increased to $6.4 million for the year ended December 31, 2017 compared to $6.3 million for the year ended December 31, 2016, an increase of $130,000 or 2.1%.  The increase in occupancy expense is primarily attributable to a $65,000 increase in janitorial expense as the Company changed its vendor for this service and general rent increases.  As a percentage of revenue, occupancy expense increased to 10.6% in 2017 from 10.2% in 2016.

Advertising and marketing.   Advertising and marketing expenses decreased to $620,000 for the year ended December 31, 2017 from $658,000 for the year ended December 31, 2016, a decrease of $39,000 or 5.9%.  The decrease is primarily related to decreased community marketing of $22,000 and a decrease in internet advertising of $13,000.  As a percentage of revenue, advertising and marketing expenses decreased to 1.0% in 2017 from 1.1% in 2016.  The Company regularly adjusts its advertising and marketing expenditures from time to time in response to market conditions and performance in individual markets.

Depreciation and amortization.   Depreciation and amortization expenses incurred at the Offices decreased to $3.6 million for the year ended December 31, 2017 from $4.0 million for the year ended December 31, 2016, a decrease of $419,000 or 10.5% as more assets at the Offices became fully depreciated.  As a percentage of revenue, depreciation and amortization expenses decreased to 5.9% in 2017 from 6.5% in 2016.

General and administrative.   General and administrative expenses attributable to the Offices increased $7,000 or 0.1% to $5.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  This increase is primarily due to an increase in bad debt expense of $149,000 partially offset by a reduction in taxes of $108,000 mainly due to a reduction of gross receipt taxes in New Mexico and a reduction of $27,000 in equipment repairs and maintenance.  As a percentage of revenue, Office general and administrative expenses increased to 9.0% in 2017 from 8.9% in 2016.

Contribution from Dental Offices

Contribution from dental Offices provides an indication of the level of earnings generated from the operations of the Offices to cover corporate expenses, interest expense and income taxes.  As a result of revenue decreasing $1.0 million and direct expenses decreasing $70,000, contribution from dental Offices decreased to $861,000 for the year ended December 31, 2017 from $1.8 million for the year ended December 31, 2016, a decrease of $980,000 or 53.2%.  As a percentage of revenue, contribution from dental Offices decreased to 1.4% in 2017 from 3.0% in 2016.

Table of  Contents
Corporate Expenses

Corporate expenses - general and administrative.   Corporate expenses - general and administrative increased to $3.9 million for the year ended December 31, 2017 from $3.5 million for the year ended December 31, 2016, an increase of $334,000 or 9.5%.  The increase is primarily attributable to increases in professional fees related to matters involving the activist shareholder group and the strategic assessment process, as discussed in “Recent Developments” above. The Company incurred additional professional fees including legal fees of approximately $230,000 during the year ended December 31, 2017 in connection with matters related to the activist shareholder group and the Board of Directors’ evaluation of the Company’s strategic options. In addition to the expenses listed above, corporate wages increased $163,000 and stock-based compensation expense increased $93,000, partially offset by decreases in recruiting expenses of $78,000 and health insurance costs of $53,000.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.3% in 2017 from 5.7% in 2016.

Stock grant.  For the year ended December 31, 2017, the Company issued 12,500 shares of Common Stock as part of the settlement with the activist shareholder group, as discussed in “Recent Developments” above. The shares were valued at $175,000 based on the stock price on the day of the grant.  As a percentage of revenue, stock grant expense was 0.3% for the year ended December 31, 2017.

Corporate expenses - depreciation and amortization.   Corporate expenses - depreciation and amortization decreased to $161,000 for the year ended December 31, 2017 from $211,000 for the year ended December 31, 2016, a decrease of $50,000 or 23.5% as more assets at the corporate office became fully depreciated.  As a percentage of revenue, corporate expenses - depreciation and amortization remained constant at 0.3% for the years ended December 31, 2017 and 2016.

Operating Loss

As a result of the decrease in contribution from dental Offices and the increase in corporate expenses discussed above, the Company’s operating loss increased to $(3.3 million) for the year ended December 31, 2017 from $(1.9 million) for the year ended December 31, 2016, an increase of $1.4 million or 76.3%.  As a percentage of revenue, operating loss increased to (5.5)% in 2017 from (3.1)% in 2016.

Other Income (Expense)

Interest expense, net.   Interest expense, net increased to $444,000 for the year ended December 31, 2017 from $254,000 for the year ended December 31, 2016, an increase of $190,000 or 74.7%.  This increase is attributable to payroll tax interest charges of $71,000 along with higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense, net increased to 0.7% in 2017 from 0.4% in 2016.

Net Loss

As a result of the above, the Company’s net loss was $(2.6 million) for the year ended December 31, 2017 compared to $(1.4 million) for the year ended December 31, 2016, an increase of $1.3 million or 91.2%.  As a percentage of revenue, net loss increased to (4.4)% in 2017 from (2.2)% in 2016.  Net loss for the year ended December 31, 2017 was net of income tax benefit of $(1.1 million), while net loss for the year ended December 31, 2016 was net of income tax benefit of $(754,000).

Table of  Contents
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

Direct Expenses

Clinical salaries and benefits.   Clinical salaries and benefits decreased to $37.2 million for the year ended December 31, 2016 compared to $38.2 million for the year ended December 31, 2015, a decrease of $1.0 million or 2.6%.  This $1.0 million decrease in clinical salaries and benefits is net of an increase of $240,000 in salaries and benefits for the year ended December 31, 2016 compared to the year ended December 31, 2015 as the Company built a centralized insurance accounts receivable and patient scheduling team.  Clinical salaries and benefits decreased $1.5 million at the 67 Offices open during each full year while the two de novo Offices accounted for an additional $470,000 of clinical salaries and benefits during the year ended December 31, 2016.  This decrease in salaries and benefits is largely related to the decline in the number of affiliated dentists.  As a percentage of revenue, clinical salaries and benefits increased to 60.2% in 2016 from 59.8% in 2015.

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

Table of  Contents
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

Table of  Contents
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

Impairment of Intangible and Long-lived Assets

At December 31, 2017, intangible assets on the Company’s consolidated balance sheet were $5.9 million, representing 33.8% of the Company’s total assets at that date.  The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair market values. Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  The Company reviews the recorded amount of intangible assets and other long-lived assets for impairment for each Office whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  If this review indicates that the carrying amount of the assets may not be recoverable as determined based on the undiscounted cash flows of each Office, whether acquired or developed, the carrying value of the asset is reduced to fair value.  Among the factors that the Company will continually evaluate are unfavorable changes in each Office, relative market share and local market competitive environment, current period and forecasted operating results, cash flow levels of Offices and the impact on the revenue earned by the Company, and the legal and regulatory factors governing the practice of dentistry.

Table of  Contents
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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code that will affect the Company by, among other things, reducing the U.S. federal corporate tax rate to 21.0% effective January 1, 2018.  The Company’s effective tax rate for the year ended December 31, 2017 was not significantly impacted by recording the impact of the Tax Act. As a result of the Tax Act, the Company recorded a provisional benefit for the re-measurement of the net deferred tax assets of $48,000 during the year ended December 31, 2017. The Company’s deferred tax assets are related to accruals not currently deductible, allowance for doubtful accounts and depreciation expense for tax which is less than depreciation expense for books.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of intangible asset amortization expense for tax being greater than the intangible asset amortization expense for books. Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily through a combination of cash provided by operating activities and bank credit facilities and term loans. During 2016 and 2017, the Company experienced losses and decreasing liquidity. The factors that contributed to the losses, along with the events leading up to the Company’s events of default under the Credit Facility and the private placement and the restructuring of the Credit Facility to cure the defaults, along with the terms of the private placement and restructuring, are discussed in “Recent Developments” above.

On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the credit agreement with Compass Bank with borrowings under the new Credit Facility.

Net cash provided by operating activities was $3.4 million, $1.5 million and $1.1 million for the years ended December 31, 2015, 2016 and 2017, respectively.  During the year ended December 31, 2017, the Company’s cash provided by operating activities consisted primarily of an increase of approximately $1.2 million in accounts payable and accrued expenses and a decrease in prepaid assets of approximately $104,000, offset by an increase in accounts receivable of approximately $1.5 million, a decrease in other long-term obligations of approximately $61,000, and an increase is deferred charges of approximately $8,000.  During the year ended December 31, 2016, the Company’s cash provided by operating activities consisted primarily of increases of approximately $132,000 in other long-term obligations and $74,000 in income taxes payable, offset by an increase in accounts receivable of approximately $1.0 million, a decrease in accounts payable and accrued expenses of approximately $576,000 and an increase in prepaid expenses and other assets of approximately $184,000.  During the year ended  December 31, 2015, the Company’s cash provided by operating activities excluding net loss and non-cash items consisted of a decrease in deferred charges and other assets of approximately $5,000, offset by an increase in accounts receivable of approximately $670,000, a decrease in accounts payable and accrued expenses of approximately $183,000, a decrease in income taxes payable (receivable) of approximately $81,000 and an increase in prepaid expenses and other assets of approximately $56,000.

Table of  Contents
Net cash used in investing activities was $2.2 million, $807,000 and $595,000 for the years ended December 31, 2015, 2016 and 2017, respectively.  During the year ended December 31, 2017, the Company invested approximately $627,000 in capital expenditures, offset by a decrease in a note receivable of $31,000.  During the year ended December 31, 2016, the Company invested approximately $831,000 in capital expenditures, including approximately $69,000 related to one Office that was converted to digital radiography, offset by a decrease in a note receivable of $24,000.  During the year ended December 31, 2015, the Company invested approximately $2.2 million in capital expenditures, including approximately $1.3 million for two de novo Offices, offset by a decrease in notes receivable of $28,000 and proceeds from the sale of assets of $5,000.

For the year ended December 31, 2017, net cash provided by financing activities was $1.2 million and was comprised of approximately $4,700,000, net from the private placement completed by the Company on December 28, 2017, offset by approximately $3,400,000 used to pay down the Credit Facility. For the years ended December 31, 2015 and 2016, net cash used in financing activities was $1.3 million and $775,000, respectively.  For the year ended December 31, 2016, net cash used in financing activities was comprised of approximately $357,000 used to pay down the Credit Facility, $409,000 for the payment of dividends on the Common Stock and $9,000 used in the purchase and retirement of Common Stock.  For the year ended December 31, 2015, net cash used in financing activities was comprised of approximately $1.6 million for the payment of dividends on the Common Stock, offset by approximately $374,000 in advances under the prior credit facility.

The Company has historically operated with negative working capital and prior to 2017 was able to meet its current obligations through operating cash flows and availability on its revolving lines of credit.  The Company believes that the net proceeds from the private placement completed in December 2017, cash generated from operations and borrowings under the revolving line of credit, which was increased from $1.1 million to $2 million under the Fifth Amendment, will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months.  In addition to using $1.5 million of net proceeds from the private placement to pay down the term loan portion of the Loan Agreement and $1.1 million to pay down the revolving line of credit, the Company plans to use the balance of the net proceeds for vendor payments, working capital, capital expenditures, and other general corporate purposes. In order to meet its long-term liquidity needs, the Company may need to issue additional equity or debt securities or engage in other borrowings or financing activities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. See Item 1A, “Risk Factors – The Company may need additional capital and there is no guarantee additional financing would be available.”

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to the Company’s business operations, refer to the information provided in “Recent Accounting Pronouncements” in Note 3 to the Company’s consolidated financial statements in Item 8 of this Annual Report.

Off–Balance Sheet Arrangements

As of December 31, 2017, the Company did not have any off–balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Table of  Contents
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements of Birner Dental Management Services, Inc. and its subsidiaries as of December 31, 2016 and 2017 and for each of the years ended December 31, 2015, 2016 and 2017:

Table of  Contents
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Birner Dental Management Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Birner Dental Management Services, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, shareholder’s equity and cash flows for the year then ended, and the related notes and schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP
Denver, Colorado
April 2, 2018

We have served as the Company’s auditor since 2017.

Table of  Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Birner Dental Management Services, Inc.

We have audited the accompanying consolidated balance sheet of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule of Birner Dental Management Services, Inc. listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Birner Dental Management Services, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Hein & Associates LLP

Denver, Colorado
March 31, 2017

Table of  Contents
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2016	2017
CURRENT ASSETS:
Cash	$157,923	$1,888,828
Accounts receivable, net of allowance for doubtful accounts of approximately $410,000 and $500,000, respectively	3,212,190	3,772,514
Note receivable	34,195	33,768
Prepaid expenses and other assets	759,749	655,310

Total current assets	4,164,057	6,350,420

PROPERTY AND EQUIPMENT, net	7,279,436	5,016,141

OTHER NONCURRENT ASSETS:
Intangible assets, net	6,721,084	5,876,053
Deferred charges and other assets	155,741	163,991
Note receivable	31,051	-

Total assets	$18,351,369	$17,406,605

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,723,473	$4,210,521
Accrued expenses	925,776	777,863
Accrued payroll and related expenses	2,164,758	2,009,720
Current maturities of long-term debt	2,500,000	750,000

Total current liabilities	8,314,007	7,748,104

LONG-TERM LIABILITIES:
Deferred tax liability, net	1,174,416	101,482
Bank credit facilities, net	7,351,006	5,684,085
Convertible senior subordinated secured notes, net	-	4,445,862
Other long-term obligations	1,081,655	1,190,811

Total liabilities	17,921,084	19,170,344

COMMITMENTS AND CONTINGENCIES (Notes 10 & 12)

SERIES A PREFERRED STOCK, no par value, 100 shares authorized,10 shares outstanding	-	10,000
SERIES B PREFERRED STOCK, no par value, 2,000,000 shares authorized, none outstanding	-	-
SHAREHOLDERS' EQUITY / (DEFICIT):
Preferred Stock, no par value, 7,999,900 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,860,261and 1,872,761 shares issued and outstanding, respectively	1,615,001	2,060,208
Accumulated deficit	(1,184,716)	(3,833,947)

Total shareholders' equity (deficit)	430,285	(1,773,739)

Total liabilities and shareholders' equity (deficit)	$18,351,369	$17,406,605

The accompanying notes are an integral part of these consolidated balance sheets.

Table of  Contents
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2016	2017
REVENUE:
Dental practice revenue	$59,134,356	$57,167,491	$56,647,595
Capitation revenue	4,709,481	4,594,803	4,064,809
	63,843,837	61,762,294	60,712,404

DIRECT EXPENSES:
Clinical salaries and benefits	38,209,674	37,202,203	37,521,910
Dental supplies	2,965,182	2,820,462	2,641,069
Laboratory fees	3,288,426	3,489,225	3,600,542
Occupancy	5,948,384	6,279,180	6,409,158
Advertising and marketing	862,397	658,487	619,642
Depreciation and amortization	4,283,291	3,993,299	3,573,983
General and administrative	5,387,988	5,477,903	5,484,758
	60,945,342	59,920,759	59,851,062
Contribution from dental offices	2,898,495	1,841,535	861,342

CORPORATE EXPENSES:
General and administrative	3,677,547 (1)	3,516,657 (1)	3,850,624 (1)
Stock grant	-	-	175,000 (2)
Depreciation and amortization	241,588	210,813	161,235

OPERATING LOSS	(1,020,640)	(1,885,935)	(3,325,517)
OTHER INCOME / (EXPENSE):
Change in fair value of contingent liabilities	100,000	-	-
Interest (expense), net	(105,062)	(253,940)	(443,640)

LOSS BEFORE INCOME TAXES	(1,025,702)	(2,139,875)	(3,769,157)
Income tax benefit	(321,032)	(753,973)	(1,119,926)

NET LOSS	$(704,670)	$(1,385,902)	$(2,649,231)

Net loss per share of Common Stock - Basic	$(0.38)	$(0.74)	$(1.42)

Net loss per share of Common Stock - Diluted	$(0.38)	$(0.74)	$(1.42)

Cash dividends per share of Common Stock	$0.88	$-	$-

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,246	1,860,316	1,868,138

Diluted	1,860,246	1,860,316	1,868,138

(1)
Corporate expense - general and administrative includes $229,093 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2015, $177,679 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2016 and $270,207 of stock-based compensation expense pursuant to ASC Topic 718 for the year ended December 31, 2017.

(2)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist sharholder group.  The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant

The accompanying notes are an integral part of these consolidated financial statements.

Table of  Contents
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Retained Earnings	Shareholders' Equity
	Shares	Amount	(accumulated deficit)	(Deficit)

BALANCES, January 1, 2015	1,859,689	$1,214,056	$2,543,006	$3,757,062
Common Stock options exercised	1,417	7,671	-	7,671
Tax benefit (expense) of Common Stock options exercised	-	(4,638)	-	(4,638)
Dividends declared on Common Stock	-	-	(1,637,150)	(1,637,150)
Stock-based compensation expense	-	229,093	-	229,093
Net income	-	-	(704,670)	(704,670)

BALANCES, December 31, 2015	1,861,106	$1,446,182	$201,186	$1,647,368
Purchase and retirement of Common Stock	(845)	(8,860)	-	(8,860)
Stock-based compensation expense	-	177,679	-	177,679
Net loss	-	-	(1,385,902)	(1,385,902)

BALANCES, December 31, 2016	1,860,261	$1,615,001	$(1,184,716)	$430,285
Stock grant	12,500	175,000	-	175,000
Stock-based compensation expense	-	270,207	-	270,207
Net loss	-	-	(2,649,231)	(2,649,231)

BALANCES, December 31, 2017	1,872,761	$2,060,208	$(3,833,947)	$(1,773,739)

The accompanying notes are an integral part of these consolidated financial statements.

Table of  Contents
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(704,670)	$(1,385,902)	$(2,649,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,524,879	4,204,112	3,735,218
Amortization of debt issuance costs	33,362	24,562	42,357
Stock-based compensation expense	229,093	177,679	270,207
Provision for doubtful accounts	811,528	833,271	981,808
Benefit from deferred income taxes	(369,484)	(792,477)	(1,072,934)
Stock grant	-	-	175,000
Change in fair value of contingent liabilities	(100,000)	-	-
Loss (gain) on sale of assets	(3,948)	-	-
Changes in assets and liabilities:
Accounts receivable	(670,047)	(1,001,806)	(1,542,132)
Prepaid expenses and other assets	(69,331)	(98,120)	104,439
Deferred charges and other assets	5,112	-	(8,250)
Accounts payable	8,836	(197,525)	1,487,048
Accrued expenses	(10,209)	(212,696)	(147,913)
Accrued payroll and related expenses	(181,555)	(165,640)	(155,038)
Income taxes payable (receivable)	(80,516)	73,878	-
Other long-term obligations	2,921	132,101	(60,844)
Net cash provided by operating activities	3,425,971	1,591,437	1,159,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	27,927	23,951	31,478
Capital expenditures	(2,231,032)	(830,970)	(626,892)
Proceeds from sale of assets	5,000	-	-
Net cash used in investing activities	(2,198,105)	(807,019)	(595,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	27,570,954	23,027,293	26,307,768
Repayments - line of credit	(27,196,829)	(22,383,865)	(27,253,450)
Repayments - reducing revolving loan	-	(1,000,000)	(2,500,000)
Proceeds - subordinated secured notes and series A preferred stock	-	-	5,000,000
Issuance costs- subordinated secured notes and bank debt	(19,614)	(110,421)	(387,734)
Proceeds from exercise of Common Stock options	7,671	-	-
Purchase and retirement of Common Stock	-	(8,860)	-
Tax benefit (expense) of Common Stock options exercised	(4,638)	-	-
Common Stock cash dividends	(1,636,838)	(409,443)	-
Net cash provided by (used in) financing activities	(1,279,294)	(885,296)	1,166,584

NET CHANGE IN CASH	(51,428)	(100,878)	1,730,905
CASH, beginning of year	310,229	258,801	157,923
CASH, end of year	$258,801	$157,923	$1,888,828

The accompanying notes are an integral part of these consolidated financial statements.

Table of  Contents
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2016	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$155,159	$287,958	$445,390
Cash paid during the year for income taxes	$138,535	$50,906	$-
Cash received during the year for income taxes	$4,929	$86,280	$46,992

NON-CASH ITEMS:

Repayments - line of credit with Compass Bank	$-	$10,617,598	$-
Debt discount related to embedded derivitive	$-	$-	$170,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of  Contents
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND ORGANIZATION

Birner Dental Management Services, Inc., a Colorado corporation (the ''Company''), was incorporated in May 1995 and provides business services to dental practices. As of December 31, 2015, 2016 and 2017, the Company managed 68, 69 and 68 dental practices (collectively referred to as the ''Offices''), respectively.  The Company provides business services, which are designed to improve the efficiency and profitability of the dental practices. The Offices are organized as professional corporations (“P.C.s”) and the Company provides its business services to the Offices under long-term management agreements (the ''Management Agreements'').

The Company has grown primarily through acquisitions and Offices developed internally (“de novo Offices”). The following table highlights the Company’s growth through December 31, 2017 as follows:

	Acquisitions	De Novo Developments	Office Consolidations/ Closings
2008 and Prior	42	27	(8)
2009	3	-	-
2010	-	2	(2)
2011	-	-	-
2012	-	2	(1)
2013	-	2	(1)
2014	-	2	(1)
2015	-	1	-
2016	-	1	-
2017	-	-	(1)

Total	45	37	(14)

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

The Company has historically operated with negative working capital and was able to meet its current obligations until 2017 through operating cash flows and availability on its revolving line of credit.  Recent decreases in operating cash flows have led the Company to take certain actions including raising $5 million in a private placement as described below.

On July 21, 2017, the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to Guaranty Bank and Trust Company (the “Bank”) in connection with the Loan and Security Agreement, dated as of March 29, 2016, as amended by four amendments (collectively, the “Loan Agreement” or the “Credit Facility”), including the Fourth Amendment to Loan and Security Agreement and Forbearance Agreement dated March 30, 2017 (the “Forbearance Agreement”).  The Notice Letter asserted events of default resulting from the Company’s failure to produce EBITDA of at least $870,000 for the second quarter of 2017 and to reduce the dollar amount of the outstanding reducing revolving loan by at least $500,000 on June 30, 2017.  The Notice Letter further asserted that, as a result of these events of default, earlier events of default to which the Forbearance Agreement applied related to EBITDA and coverage ratios again existed.

Table of  Contents
In the Notice Letter, the Bank also declared all obligations of the Company to be immediately due and payable and demanded payment in full of all obligations.  The Notice Letter further stated that, although the Bank was not presently exercising its other rights and remedies available upon an event of default, it reserved its right to do so at any time in its sole discretion.

The Company subsequently failed to reduce the dollar amount of the outstanding reducing revolving line of credit under the Credit Facility by at least $500,000 on September 30, 2017.  The Company’s revolving line of credit with the Bank was reduced from $1.4 million to $1.1 million on October 1, 2017 as required by the Forbearance Agreement.

On December 28, 2017, following discussions and negotiations with the Bank and a number of potential investors and lenders, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and completed a private placement of $5 million of convertible senior subordinated secured notes (the “Notes”) and attached shares of Series A Convertible Preferred Stock with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”). Also on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (“Fifth Amendment”), under which the Company repaid approximately $1.5 million of the term loan portion and $1.1 million of the revolving line of credit of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increases the revolving line of credit from $1.1 million to $2.0 million, extends the maturity date of the loans under the Credit Facility to March 31, 2023 and modifies the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.  See Note 7 for additional information regarding the Notes and the Credit Facility.

The Company has prepared its business plan for the ensuing 12 months and believes it has sufficient liquidity and financial resources to operate for the ensuing 12 month period.

(3)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements present the financial position and results of operations of the Company and the Offices, which are under the control of the Company. All intercompany accounts and transactions have been eliminated in the consolidation.  Certain prior year amounts have been reclassified to conform to the presentation used in 2017.  Such reclassification had no effect on net loss.

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

Table of  Contents
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

During 2015, 2016 and 2017, 7.4%, 7.4% and 6.7%, respectively, of the Company's revenue was derived from capitated managed dental care contracts. Under these contracts, the Offices receive a fixed monthly payment for each covered plan member for a specific schedule of services regardless of the quantity or cost of services provided by the Offices. Additionally, the Offices may receive co-pays from the patient for certain services provided.  Revenue from the Company’s capitated managed dental care contracts is recognized as earned on a monthly basis.

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

Table of  Contents
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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $34,000 in principal amount was outstanding at December 31, 2017.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is deemed uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note for the years ended December 31, 2015, 2016 and 2017, respectively.

Property and Equipment

Property and equipment are stated at cost or fair market value at the date of acquisition, net of accumulated depreciation.  Property and equipment are depreciated using the straight-line method over their useful lives of five years and leasehold improvements are amortized over the remaining life of the leases. Depreciation was $3,679,992, $3,349,549 and $2,890,187 for the years ended December 31, 2015, 2016 and 2017, respectively.

Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values.  Identifiable intangible assets include the Management Agreements. The Management Agreements represent the Company's right to manage the Offices during the 40-year term of the agreement. The assigned value of the Management Agreements is amortized using the straight-line method over a period of 25 years.  Amortization was $844,887, $844,564 and $845,031 for the years ended December 31, 2015, 2016 and 2017, respectively.

The Management Agreements cannot be terminated by the related professional corporation without cause, consisting primarily of bankruptcy or material default by the Company.

Impairment of Long-Lived and Intangible Assets

In the event that facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value would be required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the years ended December 31, 2015, 2016 and 2017.

Table of  Contents
Contingent Liabilities

As part of Office acquisitions completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreements.  These contingent liabilities are recorded as other long-term obligations at estimated fair value, are payable beginning after four years from the acquisition date and are calculated at a multiple of the then-trailing 12 months operating cash flows.  The liability terminates after ten years from the acquisition date.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  The changes in fair value are recognized in other income (expense).

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

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 10.

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

Table of  Contents
	2015			2016			2017
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount

Basic EPS	$(704,670)	1,860,246	$(0.38)	$(1,385,902)	1,860,316	$(0.74)	$(2,649,231)	1,868,138	$(1.42)

Effect of Dilutive Stock Options	-	-		-	-		-	-

Diluted EPS	$(704,670)	1,860,246	$(0.38)	$(1,385,902)	1,860,316	$(0.74)	$(2,649,231)	1,868,138	$(1.42)

For the years ended December 31, 2015, 2016 and 2017, basic and diluted EPS were the same because there were no dilutive options or other securities outstanding.  For the years ended December 31, 2015, 2016 and 2017, options to purchase 455,666, 465,666 and 560,666 shares, respectively, of the Company’s Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

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

Stock-Based Compensation Plans

The Company follows ASC Topic 718 to account for stock-based compensation plans. Under ASC Topic 718, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense pursuant to ASC Topic 718 included in the Company’s consolidated statements of income for the years ended December 31, 2015, 2016 and 2017 was approximately $229,000, $178,000 and $270,000, respectively.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, the expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ended December 31, 2017 equal to the expected option term.  Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ended December 31, 2017 for the expected option term. The expected option term was calculated based on historical experience.

The fair value of restricted stock granted to independent directors in June 2017 was calculated by taking the product of the number of shares granted times the stock price on the day the restricted stock was granted and spreading this value over the vesting period of the restricted stock.

Table of  Contents
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP.  ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  ASU No. 2014-09 may be adopted under the full retrospective method or simplified transition method.  The Company adopted ASU 2014-09 as of January 1, 2018 and management believes the impact of the statute will not have a material impact on the Company's financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This update addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted ASU 2016-15 as of January 1, 2018 and it will not have a material effect on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory. The guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance became effective for annual reporting periods beginning after December 15, 2017. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption.The Company adopted ASU 2016-16 as of January 1, 2018 and it will not have a material effect on its consolidated financial statements.

In November 2016, the FASB issued an accounting update on statements of cash flows to address diversity in practice in the classification and presentation of changes in restricted cash. The accounting update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.The Company adopted this update as of January 1, 2018 and it will not have a material effect on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards requires an entity to apply modification accounting under Topic 718. The guidance became effective for annual reporting periods beginning after December 15, 2017.The Company adopted ASU 2017-09 as of January 1, 2018 and it will not have a material effect on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging Topic (815); (Par 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable  Noncontrolling Interests with a Scope Exception.  These amendments simplify the accounting for certain financial instruments with down round features.  The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification.  Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.  The guidance becomes effective for fiscal years beginning after December 31, 2018 with early adoption permitted. The Company adopted ASU 2017-11 in December 2017 and the guidance has simplified the accounting treatment related to the down round feature present in the Company’s Securities Purchase Agreement.

Table of  Contents
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

2009 Acquisition

In October 2009, the Company acquired the assets of an Arizona partnership and entered into a Management Agreement to manage the practice for a purchase price of $700,000, in cash, and an estimated fair value of contingent liabilities of $850,000 assumed in this acquisition.  These contingent liabilities were recorded as of the date of acquisition, were payable beginning after four years from the acquisition date and were calculated at a multiple of the then trailing twelve-month operating cash flows. During 2015, the Company remeasured the fair value of the contingent liabilities and reduced them by $100,000 to $321,000.  The $100,000 was recognized as other income. There were no changes to the contingent liabilties during 2016 or 2017.

The fair value of the acquisition was based on significant inputs not observable in the market and is therefore defined as level 3 inputs under ASC Topic 820, “Fair Value Measurements and Disclosures”.  Key assumptions include the projected operating results of the acquired enterprises.

The Company did not acquire any Offices in 2015, 2016 or 2017.

(5)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2017

Dental equipment	$10,635,883	$10,557,558
Furniture and fixtures	1,730,191	1,725,490
Leasehold improvements	14,331,451	14,150,612
Computer equipment, software and related items	8,251,200	8,186,898
Instruments	1,960,071	1,983,069
	36,908,796	36,603,627

Less - accumulated depreciation	(29,629,360)	(31,587,486)

Property and equipment, net	$7,279,436	$5,016,141

Table of  Contents
(6)	INTANGIBLE ASSETS

Intangible assets consist of Management Agreements:

	Amortization	December 31,
	Period	2016	2017

Management Agreements	25 years	$21,800,123	$21,800,123
Less - accumulated amortization		(15,079,039)	(15,924,070)

Intangible assets, net		$6,721,084	$5,876,053

The estimated aggregate amortization expense on the Management Agreements for each of the five succeeding fiscal years is as follows:

2018	$844,564
2019	836,055
2020	808,550
2021	699,186
2022	557,036
Thereafter	2,130,662

$5,876,053

(7)	DEBT

Debt consists of the following:

	December 31,
	2016	2017

Revolving credit agreement with a bank not to exceed $2.0 million, at a LIBOR rate plus 5.11%, collateralized by substantially all of the assets of the Company, due in March 2023.	945,682	-

$10.0 million reducing revolving loan with a bank, at a LIBOR rate plus 3.75% with mandatory quarterly payments of approximately $500,000, collateralized by substantially all of the assets of the Company, due in March 2021.	9,000,000	-

$6.5 million reducing revolving loan with a bank, at a LIBOR rate plus 5.11% with mandatory quarterly payments of approximately $125,000 in 2018 (plus additional payments to reduce the balance to $5,750,000 by December 31, 2018) collateralized by substantially all of the assets of the Company (due March 2023).	-	6,500,000

$4.99 million convertible senior subordinated notes, net of discount	-	4,820,000

Prepaid Loan Fees	(94,676)	(440,053)

	9,851,006	10,879,947
Less - current maturities	(2,500,000)	(750,000)

Long-term debt, net of current maturities	$7,351,006	$10,129,947

Table of  Contents
Credit Facility

On December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Credit Facility, under which the Company repaid approximately $1.5 million of the term loan portion and approximately $1.1 million of the revolving line of credit of the Credit Facility with net proceeds of the private placement discussed below, and the Bank waived all outstanding defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increases the revolving line of credit from $1.1 million to $2.0 million, extends the maturity date of the loans under the Credit Facility to March 31, 2023, and modifies the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. The outstanding principal balance of the Term Loan (as defined in the Credit Facility) was $6.5 million as of December 31, 2017.

Under the Fifth Amendment, the Term Loan bears interest as follows:

Funded Debt / EBITDA (each as defined in the Fifth Amendment)	LIBOR SPREAD

Greater than 3.0	LIBOR + 3.75%

Less than or equal to 3.0 but greater than 2.5	LIBOR + 3.25%

Less than or equal to 2.5 but greater than 2.0	LIBOR + 2.90%

Less than or equal to 2.0	LIBOR + 2.50%

The Company must pay the unpaid principal balance of the Term Loan as follows: (i) $125,000 must be paid on the last day of each calendar quarter in 2018, (ii) $100,000 on or before the date that is 30 days after the date the Form 10-Q for the second fiscal quarter of 2018 is filed by the Company with the Securities and Exchange Commission (“SEC”), but only if EBITDA (as defined in the Fifth Amendment) measured for the 12 months ending June 30, 2018 is equal to or more than $2,400,000, (iii) $175,000 on March 31, 2019 and June 30, 2019, (iv) $100,000 on or before the date that is 30 days after the date the Form 10-Q for the second fiscal quarter of 2019 is filed by the Company with the SEC, but only if EBITDA measured for the 12 months ending June 30, 2019 is equal to or more than $3,000,000, (v) $200,000 September 30, 2019 and December 31, 2019, and (vi) $250,000 on the last day of each calendar quarter thereafter, commencing with March 31, 2020, with a final payment in an aggregate amount equal to the unpaid principal balance of the Term Loan on March 31, 2023. In addition, the Company must make mandatory prepayments commencing with the quarter ending September 30, 2019 equal to the “Excess Cash Flow Amount” as defined in the Fifth Amendment. In any event, the Company must make payments so that the principal balance of the Term Loan is $5,750,000 as of December 31, 2018, $4,750,000 as of December 31, 2019, $3,600,000 as of December 31, 2020, 2,100,000 as of December 31, 2021, and $750,000 as of December 31, 2022.

Convertible Senior Subordinated Secured Notes

On December 28, 2017, the Company entered into the Securities Purchase Agreement with the Palm Investors. Under the Securities Purchase Agreement, the Company sold Notes in the aggregate principal amount of $4,990,000 together with 10 attached shares of Series A Convertible Preferred Stock for $1,000 per share. The Company used approximately $2.6 million of the net proceeds under the Securities Purchase Agreement to repay the Bank as described above. The balance of the net proceeds are being used for vendor payments, working capital, capital expenditures, and other general corporate purposes. The Notes and attached shares of Series A Convertible Preferred Stock are convertible at the option of the holders into shares of Series B Convertible Preferred Stock, which are convertible at the option of the holders into shares of the Company’s common stock at a price of $5.00 per share. Assuming (i) the conversion of the Notes and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock and (ii) the Series B Convertible Preferred Stock into Common Stock, the Palm Investors beneficially own in the aggregate 1,000,000 shares of Common Stock, representing approximately 34.8% of the Company’s outstanding shares of Common Stock. See Note 8 for a description of the Preferred Stock.

Upon the occurrence of a Fundamental Transaction, as defined in the Notes, the Company must repay all unpaid principal amount of the Notes plus an amount equal to all accrued and unpaid interest and the amount of interest that would have been paid from the date of such repayment through the maturity date had the Notes remained outstanding to such date (a “Mandatory Prepayment”).  A Fundamental Transaction includes, among other things, one or more related transactions that result in holders of the Company’s common stock immediately prior to such transactions owning 50% or less of the surviving company or owning relative interests in the surviving company that are not substantially the same as prior to such transactions, liquidation or dissolution of the Company, or a change in the majority of the board of directors over a 12 month period.  Other than in connection with a Mandatory Prepayment, the Notes may not be prepaid by the Company without the consent of holders of the majority of the Notes.

Table of  Contents
The Notes mature on September 30, 2023 and accrue interest on a quarterly basis at a rate of 5% per annum until December 28, 2020. Thereafter, interest accrues on a quarterly basis at a rate of (i) 5% per annum if the VWAP (as defined in the Notes) for each of any 30 consecutive Trading Days (as defined in the Notes) during the immediately preceding quarter is less than $15 per share of Common Stock, (ii) 2.5% per annum if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter is equal to or greater than $15 per share of Common Stock and equal to or less than $20 per share of Common Stock, and (iii) 0% if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter exceeds $20 per share of Common Stock. Subject to the terms of the Subordination Agreement (described below), which prohibits the payment of cash interest unless the Total Cash Flow Leverage Ratio, as defined in the Fifth Amendment (described below), is less than 2:1, the Company has the option to pay interest in cash or by increasing the principal amount of the Notes in the amount of any unpaid and accrued interest.

Certain terms of the Notes (the “Embedded Derivatives”) meet the definition of a derivative that requires bifurcation from the Notes and separate accounting under ASC Topic 815, Derivatives and Hedging.  The Embedded Derivatives consist of variable interest rate and make-whole features. Because the Embedded Derivatives are to be classified together as a liability and separate from the Notes, the Company recognized a discount on the Notes as of the closing date of approximately $170,000 in the aggregate, which will be amortized to interest expense over the term of the Notes.  As of December 31, 2017, the fair value of the Embedded Derivatives approximated the fair value at the date of issuance and is included in other long-term obligations in the accompanying consolidated balance sheets.  See Note 13 for additional information on the Embedded Derivatives.

Concurrent with the Securities Purchase Agreement and the Fifth Amendment, the Company, the Bank and the Palm Investors entered into a Subordination Agreement and the Company and the Palm Investors entered into a Security Agreement and Registration Rights Agreement. Under the Subordination Agreement, the Palm Investors and their successors in interest subordinated their rights under the Notes, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock to the Bank in respect of the Credit Facility. Under the Security Agreement, the Company granted the holders of the Notes a subordinate security interest in substantially all of the Company’s assets. Under the Registration Rights Agreement, the Company granted the Palm Investors and their successors in interest the right to demand registration under the Securities Act of 1933, as amended, of the resale of the shares of Common Stock underlying the Series B Convertible Preferred Stock. The Company also granted certain “piggy-back” registration rights in the Registration Rights Agreement.

On March 30, 2016, the Company terminated its credit facility with Compass Bank.  The Company repaid the outstanding $10.6 million principal amount plus accrued interest under the credit agreement with Compass Bank with the borrowings under the new Credit Facility.

Table of  Contents
Scheduled Maturities

The scheduled maturities of debt are as follows:

Year	Amount

2018	$750,000
2019	1,000,000
2020	1,150,000
2021	1,500,000
2022	1,350,000
2023	5,740,000

$11,490,000

Less debt issuance costs and debt discount	(610,053)

Total maturities, net	$10,879,947

(8)	REDEEMABLE PREFERRED STOCK

In connection with the Securities Purchase Agreement, the Company designated 100 shares of Series A Preferred Stock, no par value, and 2,000,000 shares of Series B Preferred Stock, no par value, and issued 10 shares of the Series A Preferred Stock.  No shares of Series B Preferred Stock were issued as of December 31, 2017.

Holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to receive dividends on a quarterly basis at a rate of 5% per annum until December 28, 2020.  Thereafter, dividends accrue on a quarterly basis at the same rates as interest for the Notes as described in Note 7.  Subject to the terms of the Subordination Agreement, which prohibits the payment of cash dividends unless the Total Cash Flow Leverage Ratio is less than 2:1, the Company has the option to pay dividends in cash or by issuing additional shares of preferred stock in the amount of any unpaid and accrued interest.

Each share of Series A Preferred Stock entitles the holder to 100,000 votes per share.  Each share of Series B Preferred Stock entitles the holder to vote together with holders of common stock as one class on an as converted basis.

Shares of Series B Preferred Stock are convertible at the option of the holders into shares of the Company’s common stock at an initial conversion price of $5.00 per share.  The initial conversion price is subject to adjustment due to, among other things, stock splits, stock dividends, the issuance of common stock at a price per share that is less than the then current market price, or in the event of a Fundamental Transaction.

Shares of Series A Preferred Stock and Series B Preferred Stock may be redeemed at any time at the option of the holder beginning on the sixth anniversary date of the date of issuance of the Notes and the shares of Series A Preferred Stock.

(9)	SHAREHOLDERS’ EQUITY

Shares Repurchased and Retired

The Company from time to time has purchased its Common Stock on the open market or in privately negotiated transactions.  During 2015 and 2017, the Company did not purchase any shares of its Common Stock.  During 2016, the Company, in five separate transactions, repurchased and retired a total of 845 shares of its Common Stock for total consideration of approximately $8,900 at prices ranging from $10.00 to $10.01 per share.  In March 2016, the Company entered into the Credit Facility.  Although the Company had approximately $876,000 authorized for Common Stock repurchases as of December 31, 2017, Common Stock repurchases are not permitted under the Credit Facility.

Table of  Contents
Stock-Based Compensation Plans

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated in March 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of December 31, 2017, there were 373,500 vested options and 3,166 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee of two or more outside directors from the Company’s Board of Directors (the “Committee”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of December 31, 2017, there were 18,250 vested options and 165,750 unvested options granted under the 2015 Plan.  On June 2, 2017, the independent directors of the Board of Directors were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan.  Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date. As of December 31, 2017, 6,000 shares were available for issuance under the 2015 Plan.

The Company uses the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	For years ended December 31,
Valuation Assumptions	2015	2016	2017

Expected life (1)	3.3	3.3	4.4
Risk-free interest rate (2)	1.00%	1.21%	1.81%
Expected volatility (3)	35%	39%	53%
Expected dividend yield	6.93%	7.81%	0.00%
Expected forfeiture (4)	27.00%	27.00%	16.98%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

Table of  Contents
A summary of stock option activity as of December 31, 2015, 2016 and 2017, and changes during the years then ended is presented below:

	Number of Options/ Warrants	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2014	586,833	$17.36	$11.50 - $21.00	4.2	$197
Granted	11,000	$12.69	$12.64 - $12.74
Exercised	(6,667)	$11.50	$11.50 - $11.50
Canceled	(135,500)	$18.83	$12.55 - $21.00

Balance at December 31, 2015	455,666	$16.82	$12.55 - $19.75	4.2	$-
Granted	95,000	$10.11	$10.04 - $11.11
Canceled	(85,000)	$14.18	$10.04 - $19.75

Balance at December 31, 2016	465,666	$15.94	$10.04 - $19.75	3.6	$654
Granted	117,500	$11.18	$4.30 - $14.45
Canceled	(22,500)	$14.72	$4.30 - $17.13

Balance at December 31, 2017	560,666	$14.99	$4.30 - $19.75	3.4	$55

Exercisable at December 31, 2015	307,672	$17.79	$12.55 - $19.75	3.4	$-

Exercisable at December 31, 2016	338,415	$17.34	$12.55 - $19.75	2.9	$157

Exercisable at December 31, 2017	391,750	$16.69	$4.30 - $19.75	2.4	$-

The weighted average grant date fair value of options granted was $1.81, $1.74 and $4.95 per option during the years ended December 31, 2015, 2016 and 2017, respectively.  Net cash proceeds from the exercise of stock options during the year ended December 31, 2015 were $8,000. The associated income tax effect from stock options exercised during the year ended December 31, 2015 was ($5,000).  As of the date of exercise, the total intrinsic value of options exercised during the year ended December 31, 2015 was $11,000. As of December 31, 2017, there was approximately $455,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.76 years.

Table of  Contents
The following table summarizes information about the options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2017	Weighted Average Exercise Price

$4.30 — 12.40	126,500	5.7	$9.64	16,250	$10.04
12.41 — 13.98	106,500	5.2	13.01	56,000	12.58
13.99 — 17.15	111,000	3.7	15.74	106,000	15.80
17.16 — 18.67	138,000	1.6	18.11	134,834	18.12
18.68— 19.75	78,666	0.4	19.73	78,666	19.73

$10.93 — 21.85	560,666	3.4	$14.99	391,750	$16.69

The Company recognized share-based compensation expense related to restricted stock grants of $56,000 for the year ended December 31, 2017.  Total unrecognized share-based compensation expense from unvested restricted stock was $79,000 which is expected to be recognized over a weighted average period of approximately 1.5 years. As of December 31, 2017, 8,000 shares were expected to vest in the future.

The following table summarizes non-vested restricted stock and the related activity as of and for the years ended December 31, 2015, 2016 and 2017:

	Shares	Weighted- Average Grant-Date Fair-Value
Balance at December 31, 2014	-	$-
Balance at December 31, 2015	-	$-
Balance at December 31, 2016	-	$-
Granted	10,000	$13.50
Vested	(2,000)

Balance at December 31, 2017	8,000	$13.50

(10)	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space under leases accounted for as operating leases. The original lease terms are generally one to 15 years with options to renew the leases for specific periods subsequent to their original terms. Rent expense for these leases totaled $4,851,547, $5,283,481 and $5,370,357 for the years ended December 31, 2015, 2016 and 2017, respectively.

Table of  Contents
Future minimum lease commitments for operating leases with remaining non-cancellable terms of one or more years are as follows:

Years ending December 31,
2018	$4,170,563
2019	3,663,884
2020	2,618,773
2021	1,858,054
2022	775,082
Thereafter	1,739,877

$14,826,233

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

The Company has a lease for one of its Offices that does not have an option to renew.  This lease expires September 30, 2018. The Company is currently evaluating options for this Office which includes relocating to an alternative location.

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

During the quarter ended December 31, 2015, the Company remeasured and reduced the value of contingent liabilities by $100,000 and recognized this amount as other income for the quarter.  As of December 31, 2017, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets in other long-term obligations.

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

Table of  Contents
Income tax benefit for the years ended December 31, 2015, 2016 and 2017 consisted of the following:

	2015	2016	2017
Current:
Federal	$33,519	$38,504	$(46,992)
State	14,933	-	-
	48,452	38,504	(46,992)
Deferred:
Federal	(339,511)	(734,951)	(1,027,236)
State	(29,973)	(57,526)	(45,698)
	(369,484)	(792,477)	(1,072,934)

Total income tax benefit	$(321,032)	$(753,973)	$(1,119,926)

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, makes broad and complex changes to the U.S. tax code that will affect the Company by, among other things, reducing the U.S. federal corporate tax rate to 21.0% effective January 1, 2018.  The Company’s effective tax rate for the year ended December 31, 2017 was not significantly impacted by recording the impact of the Tax Act. As a result of the Tax Act, the Company recorded a provisional benefit for the re-measurement of the net deferred tax assets of $48,000 during the year ended December 31, 2017.The Company's effective tax rate differs from the statutory rate due to the impact of the following (expressed as a percentage of income before income taxes):

	2015	2016	2017

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income tax expense	3.0	3.0	3.0
Effect of permanent differences -
Travel and entertainment expenses	(0.5)	(0.5)	(0.1)
Share based compensation	(3.4)	(1.8)	(1.4)
Forfeited/expired stock options	-	-	(6.9)
Other	(1.8)	0.5	1.1
	31.3%	35.2%	29.7%

Table of  Contents
Temporary differences comprise the deferred tax assets and liabilities in the consolidated balance sheets as follows:

	December 31,
	2016	2017

Deferred tax assets current:
Section 179 carryforward	$44,209	$7,008
Accruals not currently deductible	130,293	79,642
Allowance for doubtful accounts	151,700	125,000
NOL carryforward	-	347,113
	326,202	558,763
Deferred tax assets long-term:
Stock option compensation	557,367	232,282
	557,367	232,282
Deferred tax liabilities long-term:
Contingent liabilities impairment	(195,730)	(132,354)
Intangible asset amortization for tax over books	(1,862,255)	(760,173)
	(2,057,985)	(892,527)
Net long-term deferred tax liability	(1,500,618)	(660,245)

Net deferred tax (liability)	$(1,174,416)	$(101,482)

The Company’s deferred tax assets are related to: accruals not currently deductible, allowance for doubtful accounts and stock option timing differences between book and tax net operating loss (NOL) and section 179 carryforwards.  The Company has not established a valuation allowance to reduce deferred tax assets as the Company expects to fully recover these amounts in future periods. The Company’s deferred tax liability is the result of cumulative tax depreciation and amortization expense exceeding book depreciation and amortization and contingent liabilities recorded in 2016 and 2017.  Management reviews and adjusts those estimates annually based upon the most current information available.  However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates.

In 2016, tax benefits associated with the exercise of stock options increased taxes payable by approximately $5,000, and reduced equity by the same amount. In 2017, no options were exercised and the Company recorded a charge to tax expense of $262,000 against deferred tax assets to recognize options that either have been forfeited or expired and therefore no future tax deduction will be recognized for those options.

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

The Company had no federal and state income tax NOL carryforwards as of  December 31, 2016 and has a NOL carryforward of $1.4 million and a Section 179 carryforward of $28,000  as of  December 31, 2017. The $1.4 million NOL carryforward expires in 2037.

Under professional standards, the Company’s policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and regulations, revenue rulings, court decisions and other evidence.

At December 31, 2016 and 2017, the Company had no unrecognized tax benefits that would affect the effective tax rate if recognized, and as of December 31, 2016 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado, Arizona and New Mexico.  The tax years 2013-2017 remain open to examination by the taxing jurisdictions to which the Company is subject.

Table of  Contents
(12)	BENEFIT PLANS

401(k)/Stock Bonus Plan and Profit Sharing

The Company has a 401(k)/Stock Bonus Plan, which was established in 1997. Eligible employees may make voluntary contributions to the plan.  The Company historically has matched 40% of the first 6% of each employee’s contribution and did so until October 31, 2017 when the match was suspended.  The Company contributed $239,000, $201,000 and $174,000 towards the plan for the years ended December 31, 2015, 2016 and 2017, respectively.  In addition, the Company may make profit sharing contributions at its discretion in cash or in Common Stock of the Company. For the years ended December 31, 2015, 2016 and 2017, the Company did not make any profit sharing contributions.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during 2016 or 2017.

Table of  Contents
The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 by level within the fair value hierarchy:

	As of December 31, 2016 Fair Value Measurements Using			As of December 31, 2017 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities	$-	$-	$321,000	$-	$-	$321,000

Embedded Derivatives derived from the Notes	$-	$-	$-	$-	$-	$170,000

	As of December 31, 2016 Fair Value Measurements Using			As of December 31, 2017 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Fair values at January 1	$-	$-	$321,000	$-	$-	$321,000

Additions			-			$170,000

Deletions			-			-

Revisions			-			-

Fair values at December 31			$321,000			$491,000

During the quarter ended December 31, 2015, the Company remeasured and reduced the value of contingent liabilities by $100,000 and recognized this amount as other income for the quarter.  As of December 31, 2017, approximately $321,000 of contingent liabilities were recorded on the consolidated balance sheets.

Embedded Derivatives derived from the Notes is a derivative liability bifurcated from the Notes issued on December 28, 2017, as described in Note 7.  The fair value of the Embedded Derivatives was determined as the difference in the fair values of the Notes with and without the embedded features.  The fair value analysis utilized Monte Carlo Simulations and probability weighted discounted cash flow valuation techniques, which included the use of significant unobservable inputs. Those inputs included assumptions regarding the likelihood of occurrence of a Fundamental Transaction and projected financial results of the Company over the term of the Notes.  Other significant inputs included the Company’s historical stock price volatility and risk-adjusted borrowing rates.

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Contingent liabilities

The significant unobservable input used in fair value measurement of the Company’s contingent liability is  the EBITDA of one Office where the dentist has a put option whose value is calculated based on that Office’s EBITDA over a twelve month period.  A significant increase or decrease in the performance of this Office would result in a significant change in the fair value measurement.

Embedded Derivative derived from the convertible senior subordinated secured notes

The significant unobservable input used in fair value measurement of the Company’s embedded derivative derived from convertible senior subordinated secured notes is the estimated likelihood of a fundamental transaction.  A significant increase or decrease in the likelihood of a fundamental transaction taking place would result in a significant change in the fair value measurement.

Table of  Contents
(14)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Revenue	Contribution From Dental Offices	Net Income (Loss)	Net Income (Loss) Per Share of Common Stock - Diluted
2015 quarter ended:
March 31, 2015	$16,587,524	$1,083,650	$(45,876)	$(0.02)
June 30, 2015	16,354,629	966,695	(57,493)	(0.03)
September 30, 2015	15,852,756	494,811	(226,636)	(0.12)
December 31, 2015	15,048,928	353,339	(374,665)	(0.21)

	$63,843,837	$2,898,495	$(704,670)	$(0.38)

2016 quarter ended:
March 31, 2016	$16,431,233	$814,419	$(100,410)	$(0.05)
June 30, 2016	15,885,140	724,737	(230,429)	(0.12)
September 30, 2016	15,154,288	163,192	(516,516)	(0.28)
December 31, 2016	14,291,633	139,187	(538,547)	(0.29)

	$61,762,294	$1,841,535	$(1,385,902)	$(0.74)

2017 quarter ended:
March 31, 2017	$15,660,680	$736,243	$(225,059)	$(0.12)
June 30, 2017	14,779,218	(97,978)	(901,274)	(0.48)
September 30, 2017	15,543,987	195,505	(557,565)	(0.30)
December 31, 2017	14,728,519	27,572	(965,333)	(0.52)

	$60,712,404	$861,342	$(2,649,231)	$(1.42)

Table of  Contents
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2017.  Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures at December 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2017 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

Table of  Contents
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2017 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2017 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2017 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2017 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this Annual Report by reference to the applicable information set forth in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of the 2017 fiscal year.

Table of  Contents
PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets ‑
December 31, 2016 and 2017

Consolidated Statements of Operations ‑
Years ended December 31, 2015, 2016 and 2017

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2015, 2016 and 2017

Consolidated Statements of Cash Flows ‑
Years ended December 31, 2015, 2016 and 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

II ‑ Valuation and Qualifying Accounts ‑
Years Ended December 31, 2015, 2016 and 2017

Because the Company is primarily a holding company and all subsidiaries are wholly owned, only consolidated statements are being filed.  Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)	Exhibits.

Table of  Contents
Index of Exhibits

Exhibit Number	Description of Document

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

3.3
Articles of Amendment to the Articles of Incorporation, relating to the Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

3.4
Articles of Amendment to the Articles of Incorporation, relating to the Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

4.1P
Specimen Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on November 25, 1997.

4.2
Form of Convertible Senior Subordinated Secured Loan Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

10.1P*
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

10.20P
Form of Stock Transfer and Pledge Agreement, incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.25P*
Profit Sharing 401(k)/Stock Bonus Plan of the Company, incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

10.26P
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

Table of  Contents
Exhibit Number	Description of Document

10.49
Fourth Amendment to Loan and Security Agreement and Forbearance Agreement, dated March 30, 2017, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2017.

10.50
Nomination and Standstill Agreement, dated May 11, 2017, among the Company, Digirad Corporation, the other members of the Digirad Group, Frederic W.J. Birner and Dennis N. Genty, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2017 .

10.51
Fifth Amendment to Loan and Security Agreement, dated December 28, 2017, between the Company and Guaranty Bank and Trust Company,  incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

10.52
Subordination Agreement, dated December 28, 2017, among the Company, Palm Global Small Cap Master Fund LP, Palm Active Dental, LLC and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

10.53
Securities Purchase Agreement, dated December 28, 2017, among the Company, Palm Global Small Cap Master Fund LP and Palm Active Dental, LLC, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

10.54
Security Agreement, dated December 28, 2017, by the Company in favor of Palm Global Small Cap Master Fund LP and Palm Active Dental, LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

10.55
Registration Rights Agreement, dated December 28, 2017, among the Company, Palm Global Small Cap Master Fund LP and Palm Active Dental, LLC, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2018.

23.1†	Moss Adams LLP consent dated April 2, 2018.

23.2†	Hein & Associates LLP consent dated April 2, 2018.

31.1†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2†	Certification of Form 10-K report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1††	Certification of Form 10-K report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed with this Form 10-K.

††	Furnished with this Form 10-K.

*	Indicates a management contract or compensatory plan or arrangement.

P	Filed on paper

ITEM 16.  FORM 10-K SUMMARY.

None.

Table of  Contents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRNER DENTAL MANAGEMENT SERVICES, INC.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 2, 2018
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederic W.J. Birner	Chairman of the Board, Chief Executive	April 2, 2018
Frederic W.J. Birner	Officer and Director (Principal Executive Officer)

/s/ Dennis N. Genty	Chief Financial Officer, Secretary and Treasurer	April 2, 2018
Dennis N. Genty	(Principal Financial and Accounting Officer)

/s/ Joshua S. Horowitz	Director	April 2,, 2018
Joshua S. Horowitz

/s/ Paul E. Valuck	Director	April 2, 2018
Paul E. Valuck D.D.S.

/s/ Thomas D. Wolf	Director	April 2, 2018
Thomas D. Wolf

/s/ Bradley Tirpak	Director	April 2, 2018
Bradley Tirpak

/s/ John Climaco	Director	April 2, 2018
John Climaco

/s/ Gregory Fulton	Director	April 2, 2018
Gregory Fulton

Table of  Contents
Birner Dental Management Services, Inc. and Subsidiaries
Financial Statement Schedule
II – Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2017	$410,000	$981,808	$891,808	$500,000
2016	$390,000	$833,271	$813,271	$410,000
2015	$420,000	$811,528	$841,528	$390,000

(1) Charges to the account are for the purpose for which the reserves were created.