Form 10-Q
period 2018-03-31
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2018-05-15
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 2, 2018
Common Stock, no par value	1,874,761

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2017	March 31, 2018
CURRENT ASSETS:
Cash	$1,888,828	$2,009,097
Accounts receivable, net of allowance for doubtful accounts of approximately $500,000 and $475,000, respectively	3,772,514	4,206,930
Note receivable	33,768	25,600
Prepaid expenses and other assets	655,310	917,241

Total current assets	6,350,420	7,158,868

PROPERTY AND EQUIPMENT, net	5,016,141	4,541,000

OTHER NONCURRENT ASSETS:
Intangible assets, net	5,876,053	5,664,911
Deferred charges and other assets	163,991	163,991

Total assets	$17,406,605	$17,528,770

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,210,521	$3,946,822
Accrued expenses	777,863	804,524
Accrued payroll and related expenses	2,009,720	2,719,982
Current maturities of long-term debt	750,000	800,000

Total current liabilities	7,748,104	8,271,328

LONG-TERM LIABILITIES:
Deferred tax liability, net	101,482	17,021
Bank credit facilities, net	5,684,085	5,511,818
Convertible senior subordinated secured notes, net	4,445,862	4,519,150
Other long-term obligations	1,190,811	1,173,598

Total liabilities	19,170,344	19,492,915

SERIES A PREFERRED STOCK, no par value, 100 shares authorized, 10 shares outstanding	10,000	10,000

SERIES B PREFERRED STOCK, no par value, 2,000,000 shares authorized, none outstanding	-	-

SHAREHOLDERS’ EQUITY / (DEFICIT):
Preferred Stock, no par value, 7,999,900 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,872,761and 1,874,761 shares issued and outstanding, respectively	2,060,208	2,113,184
Accumulated deficit	(3,833,947)	(4,087,329)

Total shareholders’ deficit	(1,773,739)	(1,974,145)

Total liabilities and shareholders’ deficit	$17,406,605	$17,528,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2017	2018
REVENUE:
Dental practice revenue	$14,618,704	$14,858,074
Capitation revenue	1,041,976	963,393
	15,660,680	15,821,467

DIRECT EXPENSES:
Clinical salaries and benefits	9,466,299	9,820,077
Dental supplies	628,406	696,314
Laboratory fees	881,141	883,376
Occupancy	1,550,259	1,614,021
Advertising and marketing	169,904	131,458
Depreciation and amortization	964,802	778,701
General and administrative	1,263,626	1,335,937
	14,924,437	15,259,884

Contribution from dental offices	736,243	561,583

CORPORATE EXPENSES:
General and administrative	959,458 (1)	1,001,389 (1)
Depreciation and amortization	46,084	33,374

OPERATING LOSS	(269,299)	(473,180)
Interest expense, net	72,423	164,143

LOSS BEFORE INCOME TAXES	(341,722)	(637,323)
Income tax benefit	(116,663)	(159,332)

NET LOSS	$(225,059)	$(477,991)

Net loss per share of Common Stock - Basic	$(0.12)	$(0.25)

Net loss per share of Common Stock - Diluted	$(0.12)	$(0.25)

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,860,261	1,874,694

Diluted	1,860,261	1,874,694

(1)	Corporate expenses - general and administrative includes $35,236 and $52,976 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2017 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock
	Shares	Amount	Accumulated Deficit	Shareholders’ Deficit

BALANCES, December 31, 2017	1,872,761	$2,060,208	$(3,833,947)	$(1,773,739)
Adoption of ASU No. 2014-09 (Topic 606) - see Note 4	-	-	224,609	224,609
Stock-based compensation expense	2,000	52,976	-	52,976
Net loss	-	-	(477,991)	(477,991)

BALANCES, March 31, 2018	1,874,761	$2,113,184	$(4,087,329)	$(1,974,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,059)	$(477,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,010,886	812,075
Amortization of debt issuance costs	6,788	13,386
Stock-based compensation expense	35,236	52,976
Provision for doubtful accounts	160,010	187,291
Benefit from deferred income taxes	(238,704)	(159,331)
Changes in assets and liabilities:
Accounts receivable	(797,318)	(177,413)
Prepaid expenses and other assets	17,561	(261,931)
Deferred charges and other assets	(8,250)	-
Accounts payable	137,898	(263,699)
Accrued expenses	148,968	39,486
Accrued payroll and related expenses	487,737	552,622
Income taxes payable	122,042	-
Other long-term obligations	(4,091)	(17,213)
Net cash provided by operating activities	853,704	300,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	7,693	8,168
Capital expenditures	(155,951)	(125,792)
Net cash used in investing activities	(148,258)	(117,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	6,339,788	-
Repayments - line of credit	(5,994,487)	-
Repayments - reducing revolving loan	(1,000,000)	(125,000)
Accrued interest - senior subordinated secured notes	-	62,635
Net cash used in financing activities	(654,699)	(62,365)

NET CHANGE IN CASH	50,747	120,269
CASH, beginning of period	157,923	1,888,828
CASH, end of period	$208,670	$2,009,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended March 31,
	2017	2108
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$89,382	$89,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein are unaudited and have been prepared by Birner Dental Management Services, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	LIQUIDITY AND FINANCIAL RESOURCES UPDATE

The Company has historically operated with negative working capital and was able to meet its current obligations  through operating cash flows and availability on its revolving line of credit.  Recent decreases in operating cash flows led the Company to take certain actions including raising $5 million in a private placement as described below.

On July 21, 2017, the Company received notice of events of default and acceleration (the “Notice Letter”) from counsel to Guaranty Bank and Trust Company (the “Bank”) in connection with the Loan and Security Agreement, dated as of March 29, 2016, as amended (collectively, the “Loan Agreement” or the “Credit Facility”), including the Fourth Amendment to Loan and Security Agreement and Forbearance Agreement dated March 30, 2017 (the “Forbearance Agreement”).  The Notice Letter asserted events of default resulting from the Company’s failure to produce EBITDA of at least $870,000 for the second quarter of 2017 and to reduce the dollar amount of the outstanding reducing revolving loan by at least $500,000 by June 30, 2017.  The Notice Letter further asserted that, as a result of these events of default, earlier events of default related to EBITDA  and coverage ratios to which the Forbearance Agreement applied again existed.

In the Notice Letter, the Bank also declared all obligations of the Company to be immediately due and payable and demanded payment in full of all obligations.  The Notice Letter further stated that, although the Bank was not presently exercising its other rights and remedies available upon an event of default, it reserved its right to do so at any time in its sole discretion.

The Company subsequently failed to reduce the dollar amount of the outstanding reducing revolving line of credit under the Credit Facility by at least $500,000 by September 30, 2017.  The Company’s revolving line of credit with the Bank was reduced from $1.4 million to $1.1 million on October 1, 2017 as required by the Forbearance Agreement.

On December 28, 2017, following discussions and negotiations with the Bank and a number of potential investors and lenders, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and completed a private placement of $5 million of convertible senior subordinated secured notes (the “Notes”) and attached shares of Series A Convertible Preferred Stock with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”). Also on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (the “Fifth Amendment”), under which the Company repaid approximately $1.5 million of the term loan portion and $1.1 million of the revolving line of credit of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2.0 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023 and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.  See Note 7 for additional information regarding the Notes and the Credit Facility.

Index
The Company has prepared its business plan for the ensuing 12 months and believes it has sufficient liquidity and financial resources to operate for the ensuing 12 month period. Although the Company met its required Bank covenant at March 31, 2018 and anticipates meeting its future Bank covenants, any non-compliance with future Bank covenants could have a material impact on the Company’s liquidity.

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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of March 31, 2018.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $26,000 in principal amount was outstanding at March 31, 2018.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of March 31, 2018 or December 31, 2017.

Index
Intangible Assets

The Company's dental practice acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed are allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization was approximately $211,000 and $212,000 for the quarters ended March 31, 2018 and 2017, respectively.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended March 31, 2018 and 2017.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended March 31, 2018 and 2017 was approximately $53,000 and $35,000, respectively, related to stock options and restricted stock.  Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended March 31, 2018 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent period ended March 31, 2018 for the expected option term.

The fair value of restricted stock granted to independent directors in June 2017 was calculated by taking the product of the number of shares granted times the stock price on the day the restricted stock was granted and spreading this value over the vesting period of the restricted stock.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606").  This update established a comprehensive revenue recognition standard for virtually all industries in GAAP.  Topic 606 changed the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Topic 606 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Topic 606 may be adopted under the full retrospective method or the modified retrospective transition method.  The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method and it did not have a material effect on its consolidated financial statements. The Company has included the disclosures required by Topic 606 in Note 4.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This update addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted ASU 2016-15 as of January 1, 2018 and it did not have a material effect on its consolidated financial statements.

Index
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory. The guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance became effective for annual reporting periods beginning after December 15, 2017. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption.The Company adopted ASU 2016-16 as of January 1, 2018 and it did not have a material effect on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, to address diversity in practice in the classification and presentation of changes in restricted cash. The accounting update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.The Company adopted this update as of January 1, 2018 and it did not have a material effect on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards requires an entity to apply modification accounting under Topic 718. The guidance became effective for annual reporting periods beginning after December 15, 2017.The Company adopted ASU 2017-09 as of January 1, 2018 and it did not have a material effect on its consolidated financial statements.

(4)	Revenue

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under Topic 605. The Company’s revenues include premium and service revenues. Service revenues include net patient revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided.  The Company identified service revenues associated with the placement of orthodontic braces and crown and bridge procedures as contracts that will be affected with the adoption of Topic 606.  For these two revenue streams, the Company identified distinct performance obligations for the placement of  braces and crowns and bridge procedures and allocated transaction prices to these performance obligations using the available observable data and bottom up methods.

Under Topic 606, for contracts involving orthodontic procedures, the Company will recognize 40% of the contract amount when the orthodontic braces are initially placed on the patient, 45% of the contract amount monthly during the average 20 month term of the contract, and a final 15% of the contract amount in the last month of the contract.  This coincides with the Company’s analysis of the required performance obligations under the Company’s orthodontic service revenue contracts.

Under Topic 606, for crown and bridge procedures, revenue associated with the final placement of the permanent crown will be recognized at the point in time this performance obligation is satisfied.

We recorded a net decrease to the opening accumulated deficit of approximately  $225,000 as of January 1, 2018 due to the cumulative impact to revenue and cost of sales of adopting Topic 606, with the impact primarily related to revenue related to orthodontic braces and crown and bridge procedures. See the table below for the overall net effect of the change in the Company’s revenue recognition procedures.

Index
	Balance Sheet as of 12/31/2017 As Reported	Effect of the Adoption of ASC Topic 606	Balance Sheet as of 1/1/2018 As Adjusted

Accounts Receivable	3,772,514	444,294	4,216,808
Accrued Expenses	777,863	(12,825)	765,038
Accrued Payroll	2,009,720	157,640	2,167,360
Deferred Income Taxes Payable	101,482	74,870	176,352
Accumulated Deficit	3,833,947	(224,609)	3,609,338

	12 Months Ended 12/31/2016 As Reported	Effect of the Adoption of ASC Topic 606	12 Months Ended 12/31/2016 As Adjusted

Revenue	61,762,294	283,570	62,045,864
Direct Expenses	59,920,759	86,050	60,006,809
Contribution From Dental Offices	1,841,535	197,520	2,039,055
Coporate Expenses	3,727,470	-	3,727,470
Operating Loss	(1,885,935)	197,520	(1,688,415)
Interest Expense	253,940	-	253,940
Loss Before Income Taxes	(2,139,875)	197,520	(1,942,355)
Income Tax Expense / (Benefit)	(753,973)	49,380	(704,593)
Net Loss	(1,385,902)	148,140	(1,237,762)

	12 Months Ended 12/31/2017 As Reported	Effect of the Adoption of ASC Topic 606	12 Months Ended 12/31/2017 As Adjusted

Revenue	60,712,404	160,723	60,873,127
Direct Expenses	59,851,062	58,766	59,909,828
Contribution From Dental Offices	861,342	101,957	963,299
Coporate Expenses	4,186,859	-	4,186,859
Operating Loss	(3,325,517)	101,957	(3,223,560)
Interest Expense	443,640	-	443,640
Loss Before Income Taxes	(3,769,157)	101,957	(3,667,200)
Income Tax Expense / (Benefit)	(1,119,926)	25,489	(1,094,437)
Net Loss	(2,649,231)	76,468	(2,572,763)

Index
(5)	LOSS PER SHARE

The Company calculates net loss per share (“EPS”)  in accordance with ASC Topic 260.

	Quarters Ended March 31,
	2017			2018
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(225,059)	1,860,261	$(0.12)	$(477,991)	1,874,694	$(0.25)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(225,059)	1,860,261	$(0.12)	$(477,991)	1,874,694	$(0.25)

For the quarters ended March 31, 2018 and 2017, options to purchase 560,666 and 500,666 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

(6)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated in March 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of March 31, 2018, there were 373,500 vested options and 3,166 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015.  The 2015 Plan replaces the 2005 Plan.  The maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 200,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible employees with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee ("the Committee") of two or more outside directors from the Company’s Board of Directors (the “Board”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of March 31, 2018, there were 35,500 vested options and 148,500 unvested options granted under the 2015 Plan.  On June 2, 2017, the independent directors of the Board were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan.  Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.  As of March 31, 2018,  6,000 shares were available for issuance under the 2015 Plan.

Index
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended March 31,
Valuation Assumptions	2017	2018

Expected life (1)	4.0	5.0
Risk-free interest rate (2)	1.85%	2.65%
Expected volatility (3)	51%	72%
Expected dividend yield	0.00%	0.00%
Expected forfeiture (4)	30.00%	30.00%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of option activity as of March 31, 2018, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2018	560,666	$14.99	$4.30 - $19.75	3.4	$55
Granted	10,000	$8.00	$8.00 - $8.00
Cancelled	(10,000)	$10.81	$4.30 - $14.45

Outstanding at March 31, 2018	560,666	$14.94	$4.30 - $19.75	3.2	$54

Exercisable at March 31, 2018	409,000	$16.41	$10.04 - $19.75	2.2	$-

The weighted average grant date fair values of options granted during the quarters ended March 31, 2018 and 2017 were $4.85 per share and $5.20 per share, respectively.  As of March 31, 2018, there was approximately $491,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.48 years.

A summary of restricted stock activity as of March 31, 2018, and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair-Value
Balance at January 1, 2018	8,000	$13.50
Granted	-	$-
Vested	-	$-

Balance at March 31, 2018	8,000	$13.50

Index
As of March 31, 2018, total unrecognized share-based compensation expense from unvested restricted stock was $66,000 which is expected to be recognized over a weighted average period of approximately 1.2 years. As of March 31, 2018, 8,000 shares were expected to vest in the future.

(7)	DEBT

On December 28, 2017, the Company and the Bank entered into the Fifth Amendment, under which the Company repaid approximately $1.5 million of the term loan portion and approximately $1.1 million of the revolving line of credit of the Credit Facility with net proceeds of the private placement discussed below, and the Bank waived all outstanding defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2.0 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023, and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. The outstanding principal balance of the Term Loan (as defined in the Credit Facility) was $6.375 million as of March 31, 2018 and no amounts were drawn on the $2.0 million revolving line of credit as of March 31, 2018.

Under the Fifth Amendment, the Term Loan bears interest as follows:

Funded Debt / EBITDA (each as defined in the Fifth Amendment)	LIBOR SPREAD

Greater than 3.0	LIBOR + 3.75%

Less than or equal to 3.0 but greater than 2.5	LIBOR + 3.25%

Less than or equal to 2.5 but greater than 2.0	LIBOR + 2.90%

Less than or equal to 2.0	LIBOR + 2.50%

Effective January 1, 2018, a commitment fee on the average daily unused amount of the revolving line of credit will be assessed each quarter in the amount of 0.25%  per annum.

The Company must pay the unpaid principal balance of the Term Loan as follows: (i) $125,000 on the last day of each calendar quarter in 2018, (ii) $100,000 on or before the date that is 30 days after the date the Form 10-Q for the second fiscal quarter of 2018 is filed by the Company with the SEC but only if EBITDA (as defined in the Fifth Amendment) measured for the 12 months ending June 30, 2018 is equal to or more than $2,400,000, (iii) $175,000 on March 31, 2019 and June 30, 2019, (iv) $100,000 on or before the date that is 30 days after the date the Form 10-Q for the second fiscal quarter of 2019 is filed by the Company with the SEC, but only if EBITDA measured for the 12 months ending June 30, 2019 is equal to or more than $3,000,000, (v) $200,000 on September 30, 2019 and December 31, 2019, and (vi) $250,000 on the last day of each calendar quarter thereafter, commencing with March 31, 2020, with a final payment in an aggregate amount equal to the unpaid principal balance of the Term Loan on March 31, 2023. In addition, the Company must make mandatory prepayments commencing with the quarter ending September 30, 2019 equal to the “Excess Cash Flow Amount” as defined in the Fifth Amendment. In any event, the Company must make payments so that the principal balance of the Term Loan is $5,750,000 as of December 31, 2018, $4,750,000 as of December 31, 2019, $3,600,000 as of December 31, 2020, 2,100,000 as of December 31, 2021, and $750,000 as of December 31, 2022.

For the quarter ended March 31, 2018, the Company’s EBITDA was $392,000, which was less than the required Bank covenant amount of $400,000.  The Bank agreed to exclude $66,500 of one-time accounting and valuation expenses associated with the $5 million financing completed in December 2017, and with this exclusion the Company was in compliance with the EBITDA covenant requirement as of March 31, 2018.

Convertible Senior Subordinated Secured Notes

On December 28, 2017, the Company entered into the Securities Purchase Agreement with the Palm Investors. Under the Securities Purchase Agreement, the Company sold Notes in the aggregate principal amount of $4,990,000 together with 10 attached shares of Series A Convertible Preferred Stock for $1,000 per share. The Company used approximately $2.6 million of the net proceeds under the Securities Purchase Agreement to repay the Bank as described above. The balance of the net proceeds are being used for vendor payments, working capital, capital expenditures, and other general corporate purposes. The Notes and attached shares of Series A Convertible Preferred Stock are convertible at the option of the holders into shares of Series B Convertible Preferred Stock, which in turn are convertible at the option of the holders into shares of the Company’s common stock at a price of $5.00 per share. Assuming (i) the conversion of the Notes and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock and (ii) conversion of the Series B Convertible Preferred Stock into Common Stock, the Palm Investors beneficially own in the aggregate 1,000,000 shares of Common Stock, representing approximately 34.8% of the Company’s outstanding shares of Common Stock.

Index
Upon the occurrence of a Fundamental Transaction, as defined in the Notes, the Company must repay all unpaid principal amount of the Notes plus an amount equal to all accrued and unpaid interest and the amount of interest that would have been paid from the date of such repayment through the maturity date had the Notes remained outstanding to such date (a “Mandatory Prepayment”).  A Fundamental Transaction includes, among other things, one or more related transactions that result in holders of the Company’s common stock immediately prior to such transactions owning 50% or less of the surviving company or owning relative interests in the surviving company that are not substantially the same as prior to such transactions, liquidation or dissolution of the Company, or a change in the majority of the Board over a 12 month period.  Other than in connection with a Mandatory Prepayment, the Notes may not be prepaid by the Company without the consent of holders of the majority of the Notes.

The Notes mature on September 30, 2023 and accrue interest on a quarterly basis at a rate of 5% per annum until December 28, 2020. Thereafter, interest accrues on a quarterly basis at a rate of (i) 5% per annum if the VWAP (as defined in the Notes) for each of any 30 consecutive Trading Days (as defined in the Notes) during the immediately preceding quarter is less than $15 per share of Common Stock, (ii) 2.5% per annum if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter is equal to or greater than $15 per share of Common Stock and equal to or less than $20 per share of Common Stock, and (iii) 0% if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter exceeds $20 per share of Common Stock. Subject to the terms of the Subordination Agreement (described below), which prohibits the payment of cash interest unless the Total Cash Flow Leverage Ratio, as defined in the Fifth Amendment, is less than 2:1, the Company has the option to pay interest in cash or by increasing the principal amount of the Notes in the amount of any unpaid and accrued interest. Approximately $63,000 was recognized as interest expense during the quarter ended March 31, 2018 and the increased liability is included in convertible senior subordinated secured notes, net on the accompanying condensed consolidated balance sheets.

Certain terms of the Notes (the “Embedded Derivatives”) meet the definition of a derivative that requires bifurcation from the Notes and separate accounting under ASC Topic 815, Derivatives and Hedging. The Embedded Derivatives consist of variable interest rate and make-whole features. Because the Embedded Derivatives are to be classified together as a liability and separated from the Notes, the Company recognized a discount on the Notes as of the closing date of approximately $170,000, which will be amortized to interest expense over the term of the Notes.  As of March 31, 2018, the fair value of the Embedded Derivatives approximated the fair value at the date of issuance and is included in other long-term obligations in the accompanying condensed consolidated balance sheets.  See Note 7 for additional information regarding the Embedded Derivatives.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended March 31, 2018 and 2017.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and March 31, 2018 by level within the fair value hierarchy:

	December 31, 2017 Fair Value Measurement Using			March 31, 2018 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities	$-	$-	$321,000	$-	$-	$321,000

Embeded Derivatives derived from the Notes	$-	$-	$170,000	$-	$-	$170,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable upon the exercise of a put option by the seller beginning four years after the acquisition date and no later than ten years after the acquisition date, and are calculated at a multiple of the then trailing 12 months’ operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of March 31, 2018, approximately $321,000 of contingent liabilities were recorded on the condensed consolidated balance sheets in other long-term obligations.

Embedded Derivatives derived from the Notes are a derivative liability bifurcated from the Notes, as described in Note 6.  The fair value of the Embedded Derivatives was determined as the difference in the fair values of the Notes with and without the embedded features.  The fair value analysis utilized Monte Carlo simulations and probability-weighted discounted cash flow valuation techniques, which included the use of significant unobservable inputs. Those inputs included assumptions regarding the likelihood of occurrence of a Fundamental Transaction and projected financial results of the Company over the term of the Notes.  Other significant inputs included the Company’s historical stock price volatility and risk-adjusted borrowing rates.

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Index
Contingent liabilities

The significant unobservable input used in fair value measurement of the Company’s contingent liability is  the operating cash flow of one Office where the dentist has a put option whose value is calculated based on that Office’s operating cash flow over a 12 month period.  A significant increase or decrease in the performance of this Office would result in a significant change in the fair value measurement.

Embedded Derivatives derived from the Notes

The significant unobservable input used in fair value measurement of the Company’s embedded derivatives derived from the Notes is the estimated likelihood of a Fundamental Transaction.  A significant increase or decrease in the likelihood of a Fundamental Transaction taking place would result in a significant change in the fair value measurement.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the Company’s prospects and performance in future periods, including improvement in operating results, revenue and Adjusted EBITDA (as defined herein), the amount of bank debt, compliance with debt covenants, performance of de novo offices, the payment or nonpayment of dividends on its Common Stock, dentist count, dentist turnover and recruitment, dentist productivity, new patient visits and patient flow and the impact of certain shareholder matters.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  These risks and uncertainties include the failure to successfully recruit, retain and integrate dentists and other employees, the Company’s indebtedness and potential actions by its lending bank or the holders of its convertible securities, financial and credit markets and the availability of capital, actions by shareholders, competition, regulatory constraints, changes in health care laws and other  laws or regulations concerning the practice of dentistry or dental service organizations, the availability of suitable locations within the Company’s markets, changes in the Company’s strategy, the general economy of the United States and the specific markets in which the Company’s dental practices are located, trends and other developments in the health care, dental care and managed care industries, , as well as the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) or in the Company’s press releases.

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters ended March 31, 2018 and 2017. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 68 Offices in Colorado, New Mexico and Arizona staffed by 79 general dentists and 28 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Recent Developments

Private Placement and Debt Restructuring

Factors and Events That Led to the Debt Restructuring. During 2016 and 2017, the Company experienced losses and decreasing liquidity. The Company believes these results were caused by the following factors, among others, some of which are interrelated: Losses from several de novo Offices recently opened by the Company; a decrease in the number of dentists in the network from 116 dentists as of December 31, 2015 to a low of 98 dentists as of September 30, 2016 and December 31, 2016; and actions by a shareholder activist group including a threatened proxy contest, which were highly distracting to the management and employees of the Company and resulted in significant expenses for the Company.

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

The Private Placement. On December 28, 2017, following discussions and negotiations with the Bank and a number of potential investors and lenders, the Company entered into a Securities Purchase Agreement (“the Securities Purchase Agreement”) and completed a private placement of $5 million of convertible senior subordinated secured notes (the “Notes”) and ten attached shares of Series A Convertible Preferred Stock with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”). The Notes and shares of Series A Convertible Preferred Stock are convertible at the option of the holders into shares of Series B Convertible Preferred Stock, which in turn are convertible at the option of the holders into shares of the Company’s Common Stock at a price of $5.00 per share. Each share of Series A Preferred Stock entitles the holder to 100,000 votes per share.  Assuming (i) the conversion of the Notes and Series A Convertible Preferred Stock into Series B Convertible Preferred Stock and (ii) conversion of the Series B Convertible Preferred Stock into Common Stock, the Palm Investors beneficially own in the aggregate 1,000,000 shares of Common Stock, representing approximately 34.8% of the Company’s outstanding shares of Common Stock. The Company used approximately $1.5 million of the net proceeds under the Securities Purchase Agreement to pay down the term loan portion and $1.1 million to pay down the reducing revolving loan of the Loan Agreement as described below. The balance of the net proceeds is being used for vendor payments, working capital, capital expenditures, and other general corporate purposes.

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

Index
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

Concurrent with the Securities Purchase Agreement, the Company, the Bank, and the Palm Investors entered into a Subordination Agreement and the Company and the Palm Investors entered into a Security Agreement and Registration Rights Agreement. Under the Subordination Agreement, the Palm Investors and their successors in interest subordinated their rights under the Notes, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock to the Bank in respect of the Credit Facility. Under the Security Agreement, the Company granted the holders of the Notes a subordinate security interest in substantially all of the Company’s assets. Under the Registration Rights Agreement, the Company granted the Palm Investors and their successors in interest the right to demand registration under the Securities Act of the resale of the shares of Common Stock underlying the Series B Convertible Preferred Stock. The Company also granted certain “piggy-back” registration rights in the Registration Rights Agreement.

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

Index
The Debt Restructuring.  Also on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (“Fifth Amendment”), under which the Company repaid approximately $1.5 million under the term loan portion and $1.1 million under the revolving line of credit of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023 and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. For a discussion of other terms of the Fifth Amendment and the terms of the Notes, see Note 6 to the notes to condensed consolidated financial statements.

As of March 31, 2018, $6.375 million was outstanding under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.  There are also subordinated liens and security interests in favor of the holders of the Notes. Any failure by the Company to maintain compliance with the Credit Facility in the future, including compliance with the EBITDA, leverage ratio and other financial covenants under the Credit Facility, could have a material adverse effect on the Company.

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

Dentist Count
Date	Total
12/31/2015	116
3/31/2016	112
6/30/2016	102
9/30/2016	98
12/31/2016	98
3/30/2017	102
6/30/2017	99
9/30/2017	106
12/31/2017	112
3/31/2018	107

In March 2018, the Company hired a new experienced dentist recruiter to replace its most recent dentist recruiter who departed in February 2018.  The Company believes the new dentist recruiter will continue the dentist hiring momentum established by the previous recruiter in the second half of 2017. In January 2017, the Company added a highly experienced Chief Dental Officer to work directly with its network dentists in their offices, which the Company believes will help reduce dentist turnover, improve dentist performance and enhance dentist recruitment going forward.  In addition, the Company has begun to offer equity buy-in opportunities for dentists, which it believes will also aid in recruiting and retaining dentists and reducing dentist turnover. The Company believes that these were contributing factors in the increase in dentist count from 99 at June 30, 2017 to 107 at March 31, 2018.  The Company believes it has now achieved more stability in its affiliated dentists.

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

Revenue increased 3.1% in the fourth quarter of 2017 compared to the same quarter in 2016 after increasing 2.6% in the third quarter of 2017 compared to the third quarter of 2016.  The increase in revenue in each of the third and fourth quarters of 2017 over the same quarters in 2016 represented the first time in ten quarters that the Company achieved consecutive quarterly year-over-year increases in revenue. Revenue increased by 1% in the first quarter of 2018 compared to the same quarter in 2017. The Company believes these results are directly related to the Company increasing its dentist count as disclosed in “Recent Developments” above.

Additionally, the Company continues to experience strong patient flow with new patient visits up  5.9% in the first quarter of 2018 compared to the first quarter  of 2017 and total patient visits up 4.6% in the first quarter of 2018 compared to the first quarter of 2017.

In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed.  As of March 31, 2018, the Company had 31 Offices credentialed for Medicaid in Colorado and five Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 2.9% of the Company’s revenue in the quarter ended March 31, 2017 and 5.0% in the quarter ended March 31, 2018. The Company expects revenue from Medicaid to continue to  increase in 2018.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no significant changes to these policies since the filing of that report.

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

Index
Results of Operations

For the quarter ended March 31, 2018, revenue increased $161,000, or 1.0%, to $15.8 million compared to $15.7 million for the quarter ended March 31, 2017.  For the quarter ended March 31, 2018, net loss increased $253,000 to $(478,000), or $(.25) per share, compared to $(225,000), or $(0.12) per share, for the quarter ended March 31, 2017.

The Company continues to experience strong patient flow with new patient visits up 5.9% in the first quarter of 2018 compared to the first quarter of 2017 and total patient visits up 4.6% in the first quarter of 2018 compared to the first quarter of 2017.  The Company had 107 dentists at March 31, 2018 compared to 112 dentists at December 31, 2017 and 102 dentists at March 31, 2017.

During the quarter ended March 31, 2018, the Company generated $300,000 of cash from operations.  During this period, the Company had capital expenditures of approximately $126,000.

The Company’s Adjusted EBITDA decreased $385,000, or 49.6%, to $392,000 for the quarter ended March 31, 2018 compared to $777,000 for the quarter ended March 31, 2017.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net and income tax benefit to net loss as in the following table:

	Quarters ended March 31,
	2017	2018
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(225,059)	$(477,991)
Add back:
Depreciation and amortization - Offices	964,802	778,701
Depreciation and amortization - Corporate	46,084	33,374
Stock-based compensation expense	35,236	52,976
Interest expense, net	72,423	164,143
Income tax benefit	(116,663)	(159,332)

Adjusted EBITDA	$776,823	$391,871

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended March 31,
	2017		2018

Revenue	100.0%		100.0%

Direct Expenses:
Clinical salaries and benefits	60.4%		62.1%
Dental supplies	4.0%		4.4%
Laboratory fees	5.6%		5.6%
Occupancy	9.9%		10.2%
Advertising and marketing	1.1%		0.8%
Depreciation and amortization	6.2%		4.9%
General and administrative	8.1%		8.4%
	95.3%		96.5%

Contribution from dental offices	4.7%		3.5%

Corporate Expenses:
General and administrative	6.1%	(1)	6.3%	(1)
Depreciation and amortization	0.3%		0.2%

Operating loss	(1.7)%		(2.7)%

Interest expense	0.5%		1.0%

Loss before income taxes	(2.2)%		(4.0)%
Income tax benefit	(0.7)%		(1.0)%

Net loss	(1.4)%		(3.0)%

(1)	Corporate expenses - general and administrative includes $35,236 and $52,976 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended March 31, 2017 and 2018, respectively.

Index
Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017:

Revenue

For the quarter ended March 31, 2018, revenue increased $161,000, or 1.0%, to $15.8 million compared to $15.7 million for the quarter ended March 31, 2017.

Direct expenses

Clinical salaries and benefits. For the quarter ended March 31, 2018, clinical salaries and benefits increased $354,000, or 3.7%, to $9.8 million compared to $9.5 million for the quarter ended March 31, 2017.  This increase in clinical salaries and benefits is related to increases of $315,000 in dentist wages, $70,000 in support personnel wages, and $35,000 in hygienist wages offset by decreases of $56,000 in 401(k) match expense and $29,000 in contract labor expense. As a percentage of revenue, clinical salaries and benefits increased to 62.1% for the quarter ended March 31, 2018 compared to 60.4% for the quarter ended March 31, 2017.

Dental supplies. For the quarter ended March 31, 2018, dental supplies increased to $696,000 compared to $628,000 for the quarter ended March 31, 2017, an increase of $68,000, or 10.8%.  This increase is directly related to the increase in revenue during the quarter ended March 31, 2018.  There were increases of $68,000 in general dental supplies and $11,000 in specialty dental supplies offset by a decrease of $11,000 in hygiene dental supplies. As a percentage of revenue, dental supplies increased to 4.4% for the quarter ended March 31, 2018 compared to 4.0% for the quarter ended March 31, 2017.

Laboratory fees. For the quarter ended March 31, 2018, laboratory fees increased to $883,000 compared to $881,000 for the quarter ended March 31, 2017, an increase of $2,000, or 0.3%.  As a percentage of revenue, laboratory fees remained constant at  5.6% for the quarters ended March 31, 2018 and March 31, 2017.

Occupancy. For the quarter ended March 31, 2018, occupancy expense increased $64,000, or 4.1%, to $1.6 million compared to the quarter ended March 31, 2017.  This increase is primarily related to increases in rent expense and other landlord reimbursable expenses such as common area maintenance, insurance and property taxes.  As a percentage of revenue, occupancy expense increased to 10.2% for the quarter ended March 31, 2018 compared to 9.9% for the quarter ended March 31, 2017.

Advertising and marketing. For the quarter ended March 31, 2018, advertising and marketing expenses decreased to $131,000 compared to $170,000 for the quarter ended March 31, 2017, a decrease of $38,000, or 22.6%. The decrease in advertising and marketing expenses is attributable to a decrease in internet and social media advertising.  As a percentage of revenue, advertising and marketing expenses decreased to 0.8% for the quarter ended March 31, 2018 compared to 1.1% for the quarter ended March 31, 2017.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended March 31, 2018, depreciation and amortization expenses attributable to the Offices decreased to $779,000 compared to $965,000 for the quarter ended March 31, 2017, a decrease of $186,000, or 19.3% as additional assets became fully depreciated.  As a percentage of revenue, depreciation and amortization expense decreased to 4.9% for the quarter ended March 31, 2018 compared to 6.2% for the quarter ended March 31, 2017.

General and administrative-Offices.  For the quarter ended March 31, 2018, general and administrative expenses attributable to the Offices increased $72,000, or 5.7%, to $1.3 million compared to the quarter ended March 31, 2017.  The increase in general and administrative expenses is attributable to increases of $27,000 in bad debt expense, $27,000 for the settlement of a civil lawsuit,  $25,000 in equipment repairs and maintenance expense, and $16,000 in recruiting expenses offset by decreases of $14,000 in travel expenses and $10,000 in malpractice insurance expense.  As a percentage of revenue, general and administrative expenses increased to 8.4% for the quarter ended March 31, 2018 compared to 8.1% for the quarter ended March 31, 2017.

Contribution from dental Offices

As a result of revenue increasing $161,000 and direct expenses increasing $335,000 during the quarter ended March 31, 2018, contribution from dental Offices decreased $175,000, or 23.7%, to $562,000 for the quarter ended March 31, 2018 compared to $736,000 for the quarter ended March 31, 2017.  As a percentage of revenue, contribution from dental Offices decreased to 3.5% for the quarter ended March 31, 2018 compared to 4.7% for the quarter ended March 31, 2017.

Index
Corporate expenses

Corporate expenses - general and administrative. For the quarter ended March 31, 2018, Corporate expenses – general and administrative  increased to approximately $1.0 million compared to $959,000 for the quarter ended March 31,2017, an increase of approximately $42,000, or 4.4% .  Health insurance expense increased $66,000, auditor fees increased $35,000, stock-based compensation expense pursuant to ASC Topic 718 increased $18,000, corporate wages increased $13,000 and recruiting fees increased $10,000. These increases were offset by decreases in legal fees of $26,000 and other professional fees of $72,000.   During the quarter ended March 31, 2018, the Company had $66,500 in one-time expenses  associated with accounting and valuation consulting services related to the $5 million  financing completed in December 2017.  As a percentage of revenue, corporate expenses - general and administrative increased to 6.3% for the quarter ended March 31, 2018 compared to  6.1% for the quarter ended March 31, 2017.

Corporate expenses - depreciation and amortization. For the quarter ended March 31, 2018, corporate expenses - depreciation and amortization decreased to $33,000 compared to $46,000 for the quarter ended March 31, 2017, a decrease of $13,000, or 27.6% as additional assets became fully depreciated.   As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the quarter ended March 31, 2018 compared to 0.3% for the quarter ended March 31, 2017.

Operating loss

As a result of the matters discussed above, the Company’s operating loss increased by $204,000 to $(473,000) for the quarter ended March 31, 2018 compared to $(269,000) for the quarter ended March 31, 2017.  As a percentage of revenue, operating loss increased to (3.0%) for the quarter ended March 31, 2018 compared to (1.7%) for the quarter ended March 31, 2017.

Interest expense, net

For the quarter ended March 31, 2018, interest expense, net increased to $164,000 compared to $72,000 for the quarter ended March 31, 2017, an increase of $92,000, or 126.6%.  This increase in interest expense, net is related to $63,000 of interest expense on the convertible senior subordinated secured note and higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense increased to 1.0% for the quarter ended March 31, 2018 compared to 0.5% for the quarter ended March 31, 2017.

Net loss

As a result of the above, the Company’s net loss was $(478,000) for the quarter ended March 31, 2018 compared to $(225,000) for the quarter ended March 31, 2017, an increase of $253,000, or 112.4%.  Net loss for the quarter ended March 31, 2018 was net of income tax benefit of $(159,000), while net loss for the quarter ended March 31, 2017 was net of income tax benefit of $(117,000).  The effective tax rate for the quarter ended March 31, 2018 was 25.0%, while the effective tax rate for the quarter ended March 31, 2017 was 34.0%.  As a percentage of revenue, net loss increased to (3.0%) for the quarter ended March 31, 2018 compared to (1.4%) for the quarter ended March 31, 2017.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily through a combination of cash provided by operating activities and bank credit facilities and term loans. During 2016 and 2017, the Company experienced losses and decreasing liquidity. The factors that contributed to the losses, along with the events leading up to the Company’s events of default under the Credit Facility and the private placement and the restructuring of the Credit Facility to cure the defaults, along with the terms of the private placement and restructuring, are discussed in “Recent Developments” above. As of March 31, 2018, the Company had a working capital deficit of approximately $1.1 million, an accumulated deficit of $4.1 million and a cash balance of $2.0 million.

Net cash provided by operating activities was approximately $300,000 and $854,000 for the quarters ended March 31, 2018 and 2017, respectively.  During the quarter ended March 31, 2018, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of an increase of approximately $328,000 in accounts payable and accrued expenses offset by increases of approximately $262,000 in prepaid expenses and other assets and $177,000 in accounts receivable.  During the quarter ended March 31, 2017, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted primarily of increases of approximately $775,000 in accounts payable and accrued expenses, $122,000 in income taxes payable and $18,000 in prepaid expenses and other assets, offset by an increase in accounts receivable of approximately $797,000.

Index
Net cash used in investing activities was approximately $118,000 and $148,000 for the quarters ended March 31, 2018 and 2017, respectively.  For the quarter ended March 31, 2018, the Company invested approximately $126,000 in capital expenditures, offset by a decrease in a note receivable of $8,000. For the quarter ended March 31, 2017, the Company invested approximately $156,000 in capital expenditures, offset by a decrease in a note receivable of $8,000.

Net cash used in financing activities was approximately $62,000 and $655,000 for the quarters ended March 31, 2018 and 2017, respectively.  During the quarter ended March 31, 2018, net cash used in financing activities was comprised of approximately $125,000 used to pay down the Credit Facility offset by approximately $63,000 of accrued interest on the Notes. During the quarter ended March 31, 2017, net cash used in financing activities was comprised of approximately $655,000 used to pay down the Credit Facility.

As of March 31, 2018, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$11,427,635	$800,000	$2,225,000	$3,350,000	$5,052,635
Operating lease obligations	15,807,477	4,337,541	6,624,650	3,047,652	1,797,634
Total	$27,235,112	$5,137,541	$8,849,650	$6,397,652	$6,850,269

The Company has historically operated with negative working capital and prior to 2017 was able to meet its current obligations through operating cash flows and availability on its revolving lines of credit.  The Company believes that the net proceeds from the private placement completed in December 2017, cash generated from operations and borrowings under the revolving line of credit, which was increased from $1.1 million to $2.0 million under the Fifth Amendment, will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months.  In order to meet its long-term liquidity needs, the Company may need to issue additional equity or debt securities or engage in other borrowings or financing activities, subject to market and other conditions.  The Credit Facility and the Investment Documents contain covenants that, among other things, significantly limit the Company’s ability to incur or issue debt or equity securities. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2017.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s stock repurchase program has been in place for more than ten years, and there is no expiration date for the program.  As of March 31, 2018, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.  However, Common Stock repurchases are prohibited under the Credit Facility and the Company did not purchase any shares of its Common Stock during the quarter ended March 31, 2018.

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

Index
Exhibit Number	Description of Document

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: May 15, 2018	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)