Form 10-Q
period 2018-06-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2018-08-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No        ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 3, 2018
Common Stock, no par value	1,881,761

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2017	June 30, 2018
CURRENT ASSETS:
Cash	$1,888,828	$350,419
Accounts receivable, net of allowance for doubtful accounts of approximately $500,000 and $475,000, respectively	3,772,514	4,205,245
Note receivable	33,768	17,309
Prepaid expenses and other assets	655,310	866,809

Total current assets	6,350,420	5,439,782

PROPERTY AND EQUIPMENT, net	5,016,141	4,713,348

OTHER NONCURRENT ASSETS:
Intangible assets, net	5,876,053	5,453,770
Deferred charges and other assets	163,991	163,991

Total assets	$17,406,605	$15,770,891

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,210,521	$3,415,887
Accrued expenses	777,863	705,831
Accrued payroll and related expenses	2,009,720	2,594,949
Current maturities of long-term debt	750,000	6,189,590

Total current liabilities	7,748,104	12,906,257

LONG-TERM LIABILITIES:
Deferred tax liability, net	101,482	-
Bank credit facilities, net	5,684,085	-
Convertible senior subordinated secured notes, net	4,445,862	4,619,745
Other long-term obligations	1,190,811	1,424,059

Total liabilities	19,170,344	18,950,061

SERIES A PREFERRED STOCK, no par value, 100 shares authorized,10 shares outstanding	10,000	10,000

SERIES B PREFERRED STOCK, no par value, 2,000,000 shares authorized, none outstanding	-	-

SHAREHOLDERS' EQUITY / (DEFICIT):
Preferred Stock, no par value, 7,999,900 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,872,761and 1,878,761 shares issued and outstanding, respectively	2,060,208	2,169,852
Accumulated deficit	(3,833,947)	(5,359,022)

Total shareholders' deficit	(1,773,739)	(3,189,170)

Total liabilities and shareholders' deficit	$17,406,605	$15,770,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,				Six Months Ended June 30,
	2017		2018		2017		2018
REVENUE:
Dental practice revenue	$13,753,775		$14,405,938		$28,372,479		$29,264,013
Capitation revenue	1,025,443		947,941		2,067,419		1,911,334
	14,779,218		15,353,879		30,439,898		31,175,347

DIRECT EXPENSES:
Clinical salaries and benefits	9,252,188		9,640,816		18,718,487		19,460,892
Dental supplies	672,187		693,739		1,300,592		1,390,053
Laboratory fees	931,760		934,006		1,812,901		1,817,381
Occupancy	1,652,889		1,634,467		3,203,149		3,248,488
Advertising and marketing	167,467		140,516		337,371		271,974
Depreciation and amortization	913,693		755,819		1,878,494		1,534,520
General and administrative	1,287,012		1,304,013		2,550,637		2,639,955
	14,877,196		15,103,376		29,801,631		30,363,263

Contribution from dental offices	(97,978)		250,503		638,267		812,084

CORPORATE EXPENSES:
General and administrative	1,011,917	(1)	1,088,474	(1)	1,971,374	(2)	2,089,862	(2)
Stock grant	175,000	(3)	-		175,000	(3)	-
Depreciation and amortization	38,864		30,700		84,948		64,074

OPERATING LOSS	(1,323,759)		(868,671)		(1,593,055)		(1,341,852)
OTHER EXPENSE:
Increase in fair value of embedded derivatives	-		250,000		-		250,000
Interest expense, net	94,414		170,041		166,838		334,184

LOSS BEFORE INCOME TAXES	(1,418,173)		(1,288,712)		(1,759,893)		(1,926,036)
Income tax benefit	(516,899)		(17,020)		(633,561)		(176,352)

NET LOSS	$(901,274)		$(1,271,692)		$(1,126,332)		$(1,749,684)

Net loss per share of Common Stock - Basic	$(0.48)		$(0.68)		$(0.60)		$(0.93)

Net loss per share of Common Stock - Diluted	$(0.48)		$(0.68)		$(0.60)		$(0.93)

Weighted average number of shares of Common Stock and dilutive securities:
Basic	1,866,580		1,875,245		1,863,746		1,874,971

Diluted	1,866,580		1,875,245		1,863,746		1,874,971

(1)	Corporate expenses - general and administrative includes $51,019 and $56,668 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2017 and 2018, respectively.

(2)
Corporate expenses - general and administrative includes $86,255 and $109,644 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2017 and 2018, respectively.

(3)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group.   The shares were values at $175,000 based on the closing price of the Common Stock on the date of the grant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock
			Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

BALANCES, December 31, 2017	1,872,761	$2,060,208	$(3,833,947)	$(1,773,739)
Adoption of ASU No. 2014-09 (Topic 606) - see Note 4	-	-	224,609	224,609
Stock-based compensation expense	6,000	109,644	-	109,644
Net loss	-	-	(1,749,684)	(1,749,684)

BALANCES, June 30, 2018	1,878,761	$2,169,852	$(5,359,022)	$(3,189,170)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,126,332)	$(1,749,684)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,963,442	1,598,594
Amortization of debt issuance costs	14,989	52,948
Stock-based compensation expense	86,255	109,644
Provision for doubtful accounts	362,087	380,694
Benefit from deferred income taxes	(586,569)	(176,352)
Stock grant	175,000	-
Increase in fair value of embedded derivatives	-	250,000
Changes in assets and liabilities:
Accounts receivable	(965,904)	(369,131)
Prepaid expenses and other assets	15,441	(211,499)
Deferred charges and other assets	(8,250)	-
Accounts payable	1,248,742	(794,634)
Accrued expenses	(60,014)	(59,207)
Accrued payroll and related expenses	258,241	427,589
Income taxes payable (receivable)	(46,992)	-
Other long-term obligations	(18,568)	(16,752)
Net cash provided (used) by operating activities	1,311,568	(557,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	15,503	16,459
Capital expenditures	(325,958)	(873,519)
Net cash used in investing activities	(310,455)	(857,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	12,970,788	-
Repayments - line of credit	(12,924,930)	-
Repayments - reducing revolving loan	(1,000,000)	(250,000)
Accrued interest - senior subordinated secured notes	-	126,441
Net cash used in financing activities	(954,142)	(123,559)

NET CHANGE IN CASH	46,971	(1,538,409)
CASH, beginning of period	157,923	1,888,828
CASH, end of period	$204,894	$350,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$89,120	$150,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	LIQUIDITY, GOING CONCERN, AND FINANCIAL RESOURCES UPDATE

The Company has historically operated with negative working capital and was able to meet its current obligations  through operating cash flows and availability on its revolving line of credit.  Recent decreases in operating cash flows led the Company to take certain actions including raising $5 million in a private placement as described below.

In July 2017, the Company received notice of events of default and acceleration from counsel to Guaranty Bank and Trust Company (the “Bank”) in connection with the Loan and Security Agreement, dated as of March 29, 2016, as amended (collectively, the “Loan Agreement” or the “Credit Facility”).  On December 28, 2017, following discussions and negotiations with the Bank and a number of potential investors and lenders over several months, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and completed a private placement of $5 million of convertible senior subordinated secured notes (the “Notes”) and 10 attached shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”). Also on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (the “Fifth Amendment”), under which the Company repaid approximately $1.5 million of the term loan portion and $1.1 million of the revolving line of credit of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2.0 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023 and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.  See Note 7 for additional information regarding the Notes and the Credit Facility.

The Company was not in compliance with its required EBITDA covenant under the Loan Agreement at June 30, 2018.  On or before August 15, 2018, an affiliate of the Palm Investors is expected to purchase $468,000 principal amount of additional Notes and one attached share of Series A Preferred Stock to permit the Company to regain compliance with the EBITDA covenant as permitted under the Fifth Amendment. The Company also exceeded the capital expenditures covenant for the quarter ended June 30, 2018, and received a Bank waiver on August 14, 2018  in this regard.

Due to the above issues, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company is implementing a plan to reduce expenses including wages through staff reductions and is considering the closure or sale of some of its Offices with larger losses.  This plan also considers certain revenue enhancing features including increasing the productivity of  its hygiene program and adding ancillary orthodontic procedures.  Although the Company expects it may miss the Bank EBITDA covenant in the third quarter of 2018, the Company is currently working on contingency plans to cure the Bank EBITDA covenant if such covenant is violated. The contingency plans include amending the Credit Facility to allow for consecutive quarterly cure payments and additional private funding to make such cure payment.  The Company believes its action plans  will allow the Company to  meet its Bank covenants beginning with the fourth quarter of 2018. The Company has prepared its business plan for the ensuing 12 months and believes that management’s plans, when implemented, will allow the Company sufficient liquidity and financial resources to operate for the ensuing 12 month period.

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

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of June 30, 2018.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $17,000 in principal amount was outstanding at June 30, 2018.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of  June 30, 2018 or December 31, 2017.

Index
Intangible Assets

The Company's dental practice acquisitions have involved the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed were allocated to the Management Agreement related to the Office. The Management Agreement represents the Company's right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at $211,000 for the quarters ended June 30, 2018 and 2017 and at $422,000 for the six months ended June 30, 2018 and 2017.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended June 30, 2018 and 2017.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended June 30, 2018 and 2017 was approximately $57,000 and $51,000, respectively, related to stock options and restricted stock. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 was approximately $110,000 and $86,000, respectively, related to stock options.Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended June 30, 2018 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent period ended June 30, 2018 for the expected option term.

The fair value of restricted stock granted to independent directors in June 2017 and  2018 was calculated by taking the product of the number of shares granted times the stock price on the day the restricted stock was granted and spreading this value over the vesting period of the restricted stock.

Recent Accounting Pronouncements

In May 2014, the FASB  issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). This update established a comprehensive revenue recognition standard for virtually all industries in GAAP.  Topic 606 changed the amount and timing of revenue and cost recognition, implementation, disclosures and documentation.    Topic 606 could be adopted under the full retrospective method or the modified retrospective transition method.  The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method and it did not have a material effect on its consolidated financial statements. The Company has included the disclosures required by Topic 606 in  Note 4.

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

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under prior guidance.  The Company’s revenue includes premium and service revenues. Service revenue includes net patient revenue that is recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided.  The Company identified service revenue associated with the placement of orthodontic braces and crown and bridge procedures as contracts that are affected by the adoption of Topic 606.  For these two revenue streams, the Company identified distinct performance obligations for the placement of  braces and for crown and bridge procedures and allocated transaction prices to these performance obligations using the available observable data and bottom up methods.

Under Topic 606, for contracts involving orthodontic procedures, the Company recognizes 40% of the contract amount when the orthodontic braces are initially placed on the patient, 45% of the contract amount monthly during the average 20 month term of the contract, and a final 15% of the contract amount in the last month of the contract.  This coincides with the Company’s analysis of the required performance obligations under the Company’s orthodontic service revenue contracts.

Under Topic 606, for crown and bridge procedures, revenue associated with the final placement of the permanent crown  will be recognized at the point in time this performance obligation is satisfied.

The Company recorded a net decrease to the opening accumulated deficit of approximately  $225,000 as of January 1, 2018 due to the cumulative impact to revenue and cost of sales of adopting Topic 606, with the impact primarily related to revenue related to orthodontic brace and crown and bridge procedures.

Index
See the table below for the overall net effect of the change in the Company’s revenue recognition procedures.

	Balance Sheet as of 12/31/2017 As Reported	Effect of the Adoption of ASC Topic 606	Balance Sheet as of 1/1/2018 As Adjusted

Accounts Receivable	3,772,514	444,294	4,216,808
Accrued Expenses	777,863	(12,825)	765,038
Accrued Payroll	2,009,720	157,640	2,167,360
Deferred Income Taxes Payable	101,482	74,870	176,352
Accumulated Deficit	3,833,947	(224,609)	3,609,338

	12 Months Ended 12/31/2016 As Reported	Effect of the Adoption of ASC Topic 606	12 Months Ended 12/31/2016 As Adjusted

Revenue	61,762,294	283,570	62,045,864
Direct Expenses	59,920,759	86,050	60,006,809
Contribution From Dental Offices	1,841,535	197,520	2,039,055
Coporate Expenses	3,727,470	-	3,727,470
Operating Loss	(1,885,935)	197,520	(1,688,415)
Interest Expense	253,940	-	253,940
Loss Before Income Taxes	(2,139,875)	197,520	(1,942,355)
Income Tax Expense / (Benefit)	(753,973)	49,380	(704,593)
Net Loss	(1,385,902)	148,140	(1,237,762)

	12 Months Ended 12/31/2017 As Reported	Effect of the Adoption of ASC Topic 606	12 Months Ended 12/31/2017 As Adjusted

Revenue	60,712,404	160,723	60,873,127
Direct Expenses	59,851,062	58,766	59,909,828
Contribution From Dental Offices	861,342	101,957	963,299
Coporate Expenses	4,186,859	-	4,186,859
Operating Loss	(3,325,517)	101,957	(3,223,560)
Interest Expense	443,640	-	443,640
Loss Before Income Taxes	(3,769,157)	101,957	(3,667,200)
Income Tax Expense / (Benefit)	(1,119,926)	25,489	(1,094,437)
Net Loss	(2,649,231)	76,468	(2,572,763)

Index
(5)	LOSS PER SHARE

The Company calculates net loss per share (“EPS”)  in accordance with ASC Topic 260.

	Quarters Ended June 30,
	2017			2018
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(901,274)	1,866,580	$(0.48)	$(1,271,692)	1,875,245	$(0.69)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(901,274)	1,866,580	$(0.48)	$(1,271,692)	1,875,245	$(0.68)

For the quarters ended June 30, 2018 and 2017, options to purchase 516,500 and 540,166 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

	Six Months Ended June 30,
	2017			2018
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(1,126,332)	1,863,746	$(0.60)	$(1,749,684)	1,874,971	$(0.93)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(1,126,332)	1,863,746	$(0.60)	$(1,749,684)	1,874,971	$(0.93)

For the six months ended June 30, 2018 and 2017, options to purchase 516,500 and 540,166 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

(6)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated in March 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of June 30, 2018, there were 297,500 vested options and 2,500 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015.  The 2015 Plan replaced the 2005 Plan.  The Company’s shareholders approved an amendment to the 2015 Plan at the  June 2018 annual meeting of shareholders to reserve an additional 200,000  shares of Common Stock for issuance.  After this amendment, the maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 400,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible individuals with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee (the “Committee”) of two or more outside directors from the Company’s Board of Directors (the “Board”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of June 30, 2018, there were 49,834 vested options and 166,666 unvested options granted under the 2015 Plan.  On June 20, 2017 and June 20, 2018, the independent directors of the Board were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan.  Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.  As of June 30, 2018,  161,500 shares were available for issuance under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
Valuation Assumptions	2017	2018	2017	2018

Expected life (1)	4.97	4.00	4.58	4.22
Risk-free interest rate (2)	1.75%	2.72%	1.79%	2.70%
Expected volatility (3)	50%	88%	50%	85%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected forfeiture (4)	0.86%	30.00%	12.51%	30.00%

(1) The expected life, in years, of stock options is estimated based on historical experience.
(2) The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3) The expected volatility is estimated based on historical and current stock price data for the Company.
(4) Forfeitures are estimated based on historical experience.

A summary of option activity as of June 30, 2018, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2018	560,666	$14.99	$4.30 - $19.75	3.4	$55
Granted	45,000	$7.67	$7.00 - $8.00
Cancelled	(89,166)	$18.48	$4.30 - $19.75

Outstanding at June 30, 2018	516,500	$13.75	$4.30 - $18.95	3.7	$24

Exercisable at June 30, 2018	347,334	$15.58	$10.04 - $18.95	2.6	$-

The weighted average grant date fair values of options granted during the quarters ended June 30, 2018 and 2017 were $4.86 per share and $5.68 per share, respectively.  As of June 30, 2018, there was approximately $504,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.62 years.

Index
A summary of restricted stock activity as of June 30, 2018, and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair-Value
Balance at January 1, 2018	8,000	$13.50
Granted	12,000	$5.50
Vested	(4,000)	$13.50

Balance at June 30, 2018	16,000	$7.50

As of June 30, 2018, total unrecognized share-based compensation expense from unvested restricted stock was $117,000 which is expected to be recognized over a weighted average period of approximately 1.52 years. As of June 30, 2018, 16,000 shares were expected to vest in the future.

(7)	DEBT

On December 28, 2017, the Company and the Bank entered into the Fifth Amendment, under which the Company repaid approximately $1.5 million of the term loan portion and approximately $1.1 million of the revolving line of credit of the Credit Facility with net proceeds of the private placement discussed below, and the Bank waived all outstanding defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2.0 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023, and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. The outstanding principal balance of the Term Loan (as defined in the Credit Facility) was $6.25 million as of June 30, 2018, and no amounts were drawn on the $2.0 million revolving line of credit as of June 30, 2018.

Under the Fifth Amendment, the Term Loan bears interest as follows:

Funded Debt / EBITDA (each as defined in the Fifth Amendment)	LIBOR SPREAD

Greater than 3.0	LIBOR + 3.75%

Less than or equal to 3.0 but greater than 2.5	LIBOR + 3.25%

Less than or equal to 2.5 but greater than 2.0	LIBOR + 2.90%

Less than or equal to 2.0	LIBOR + 2.50%

Effective January 1, 2018, a commitment fee on the average daily unused amount of the revolving line of credit is assessed each quarter in the amount of 0.25%  per annum.

The Company must pay the unpaid principal balance of the Term Loan as follows: (i) $125,000 on the last day of each calendar quarter in 2018, (ii) $100,000 on or before the date that is 30 days after the date the Form 10-Q for the second fiscal quarter of 2018 is filed by the Company with the SEC but only if EBITDA (as defined in the Fifth Amendment) measured for the 12 months ending June 30, 2018 is equal to or more than $2,400,000, (iii) $175,000 on March 31, 2019 and June 30, 2019, (iv) $100,000 on or before the date that is 30 days after the date the Form 10-Q for the second fiscal quarter of 2019 is filed by the Company with the SEC, but only if EBITDA measured for the 12 months ending June 30, 2019 is equal to or more than $3,000,000, (v) $200,000 on September 30, 2019 and December 31, 2019, and (vi) $250,000 on the last day of each calendar quarter thereafter, commencing with March 31, 2020, with a final payment in an aggregate amount equal to the unpaid principal balance of the Term Loan on March 31, 2023. In addition, the Company must make mandatory prepayments commencing with the quarter ending September 30, 2019 equal to the “Excess Cash Flow Amount” as defined in the Fifth Amendment. In any event, the Company must make payments so that the principal balance of the Term Loan is $5,750,000 as of December 31, 2018, $4,750,000 as of December 31, 2019, $3,600,000 as of December 31, 2020, $2,100,000 as of December 31, 2021, and $750,000 as of December 31, 2022.

Index
For the six months ended June 30, 2018, the Company’s EBITDA was $366,000, and was $432,000 after adding back Bank-allowed one-time expenses of $66,000 related to accounting and valuation consulting services the Company utilized in connection with the $5 million financing completed in December 2017, which was less than the required Bank covenant amount of $900,000.  On or before August 15, 2018, an affiliate of the Palm Investors will purchase $468,000 principal amount of additional Notes and attached Series A Preferred Stock to permit the Company to regain compliance with the EBITDA covenant as permitted under the Fifth Amendment. Due to these facts, all Bank debt totaling approximately $6.2 million  is classified as current as of June 30, 2018.

Convertible Senior Subordinated Secured Notes

On December 28, 2017, the Company entered into the Securities Purchase Agreement with the Palm Investors. Under the Securities Purchase Agreement, the Company sold Notes in the aggregate principal amount of $4,990,000 together with 10 attached shares of Series A Preferred Stock for $1,000 per share. The Company used approximately $2.6 million of the net proceeds under the Securities Purchase Agreement to repay the Bank as described above. The balance of the net proceeds are being used for vendor payments, working capital, capital expenditures, and other general corporate purposes. The Notes and attached shares of Series A Preferred Stock are convertible at the option of the holders into shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), which in turn are convertible at the option of the holders into shares of the Company’s Common Stock at a price of $5.00 per share. Assuming (i) the conversion of the Notes and Series A Preferred Stock into Series B Preferred Stock and (ii) conversion of the Series B Preferred Stock into Common Stock and without including conversion of the additional Notes and Series A Preferred Stock to be purchased by an affiliate of the Palm Investors discussed above, the Palm Investors beneficially own in the aggregate 1,000,000 shares of Common Stock, representing approximately 34.8% of the Company’s outstanding shares of Common Stock.

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

The Notes mature on September 30, 2023 and accrue interest on a quarterly basis at a rate of 5% per annum until December 28, 2020. Thereafter, interest accrues on a quarterly basis at a rate of (i) 5% per annum if the VWAP (as defined in the Notes) for each of any 30 consecutive Trading Days (as defined in the Notes) during the immediately preceding quarter is less than $15 per share of Common Stock, (ii) 2.5% per annum if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter is equal to or greater than $15 per share of Common Stock and equal to or less than $20 per share of Common Stock, and (iii) 0% if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter exceeds $20 per share of Common Stock. Subject to the terms of the Subordination Agreement (described below), which prohibits the payment of cash interest unless the Total Cash Flow Leverage Ratio, as defined in the Fifth Amendment, is less than 2:1, the Company has the option to pay interest in cash or by increasing the principal amount of the Notes in the amount of any unpaid and accrued interest. Approximately $126,000 was recognized as interest expense during the six months ended June 30, 2018 and the increased liability is included in convertible senior subordinated secured notes, net on the accompanying condensed consolidated balance sheets.

Certain terms of the Notes (the “Embedded Derivatives”) meet the definition of a derivative that requires bifurcation from the Notes and separate accounting under ASC Topic 815, Derivatives and Hedging. The Embedded Derivatives consist of variable interest rate and make-whole features. Because the Embedded Derivatives are to be classified together as a liability and separated from the Notes, the Company recognized a discount on the Notes as of the closing date of approximately $170,000, which will be amortized to interest expense over the term of the Notes.  As of June 30, 2018, the fair value of the Embedded Derivatives approximated the fair value at the date of issuance and is included in other long-term obligations in the accompanying condensed consolidated balance sheets.  See Note 8 for additional information regarding the Embedded Derivatives.

Index
Concurrent with the Securities Purchase Agreement and the Fifth Amendment, the Company, the Bank and the Palm Investors entered into a Subordination Agreement and the Company and the Palm Investors entered into a Security Agreement and Registration Rights Agreement. Under the Subordination Agreement, the Palm Investors and their successors in interest subordinated their rights under the Notes, the Series A Preferred Stock and the Series B  Preferred Stock to the Bank in respect of the Credit Facility. Under the Security Agreement, the Company granted the holders of the Notes a subordinate security interest in substantially all of the Company’s assets. Under the Registration Rights Agreement, the Company granted the Palm Investors and their successors in interest the right to demand registration under the Securities Act of 1933, as amended, of the resale of the shares of Common Stock underlying the Series B Preferred Stock. The Company also granted certain “piggy-back” registration rights in the Registration Rights Agreement.

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

The Company failed to meet certain performance targets as of June 30, 2018. As a result, on July 16, 2018, Paul Valuck D.D.S. resigned from the Board and Burton J. Rubin was appointed to the Board representing the third Palm Investor director. In addition, the Board has formed a search committee for the purposes described above.

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended June 30, 2018 and 2017.

Index
The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and June 30, 2018 by level within the fair value hierarchy:

	December 31, 2017 Fair Value Measurement Using			June 30, 2018 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities	$-	$-	$321,000	$-	$-	$321,000

Embeded Derivatives derived from the Notes	$-	$-	$170,000	$-	$-	$420,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable upon the exercise of a put option by the seller beginning four years after the acquisition date and no later than ten years after the acquisition date, and are calculated at a multiple of the then trailing 12 months’ operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of June 30, 2018, approximately $321,000 of contingent liabilities were recorded on the condensed consolidated balance sheets in other long-term obligations.

Embedded Derivatives derived from the Notes are a derivative liability bifurcated from the Notes, as described in Note 7.  The fair value of the Embedded Derivatives was determined as the difference in the fair values of the Notes with and without the embedded features.  The fair value analysis utilized Monte Carlo simulations and probability-weighted discounted cash flow valuation techniques, which included the use of significant unobservable inputs. Those inputs included assumptions regarding the likelihood of occurrence of a Fundamental Transaction and projected financial results of the Company over the term of the Notes.  Other significant inputs included the Company’s historical stock price volatility and risk-adjusted borrowing rates.

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

(9)	STOCK ISSUANCES

During the quarter ended June 30, 2017, the Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

Index
On June 20, 2017 and June 20, 2018,  the independent directors of the Board of Directors were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan. Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this report that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “believe,” “anticipate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to the Company’s prospects and performance in future periods, including improvement in operating results, revenue and Adjusted EBITDA (as defined herein), the amount of bank debt, compliance with debt covenants, performance of de novo offices, the payment or nonpayment of dividends on its Common Stock, dentist count, dentist turnover and recruitment, dentist productivity, new patient visits and patient flow and the impact of certain shareholder matters.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and six months ended June 30, 2018 and 2017. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was formed in May 1995 and currently manages 68 Offices in Colorado, New Mexico and Arizona staffed by 78 general dentists and 26 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Index
Recent Business Developments

The Company’s management and Board, which now includes three representatives of the Palm Investors, including one newly appointed director with 22 years of experience with dental service organizations, and two directors who were appointed in 2017 in connection with settlement of a potential proxy contest, are intensely focused on improving the Company’s financial performance and otherwise enhancing shareholder value. In addition to promoting GOLD STANDARD patient care and service every day with every patient throughout the organization, management and the Board are actively supporting efforts not only to recruit dentists to increase the dentist count but also to retain the best dental professionals in the country through attractive compensation and benefits arrangements and support of dentists to grow their practices. The Company also is looking to improve dentist and hygiene productivity through focused scheduling, training and extended office hours. In June 2018, the Company hired an experienced Director of Hygiene to enhance the growth and profitability of the Company’s hygiene practice. The Company also is undertaking targeted technology improvements and capital expenditures, including converting all Offices to digital radiography and a complete redesign of the Company’s website scheduled to launch in September 2018. To further improve Office productivity, the Company has recently implemented a new formalized training program for its Office operations managers and has made improvements to its accounts receivable and collections processes.

As of June 30, 2018 the Company had 104 dentists in its network compared to 99 at June 30, 2017 and 112 at December 31, 2017.  The Company remains focused on seeking to increase its dentist count to more fully utilize its Office capacity.

Management and the Board are also continuously seeking to reduce expenses.  On February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  On July 1, 2018, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Dental Officer took further reductions in base salary aggregating $100,000 annually. Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017.  The Company has taken other actions to reduce expenses and improve profitability. These efforts, which commenced in September 2017, included suspension of certain bonus programs and the Company’s contribution to the 401(k) plan along with the elimination of certain support personnel in the dental offices. The Company and the Board are aggressively considering other actions to reduce expenses and improve profitability including the sale of one of its Colorado Offices that had negative Adjusted EBITDA of $100,000 during the six months ending June 30, 2018 and the closure or sale of other unprofitable Offices, a broad review of the Company’s staffing requirements and increasing dentist and hygienist productivity.

The Company continues to experience strong patient flow with new patient visits up 3.2% in the first six months of 2018 compared to the first six months  of 2017 and total patient visits up 3.5% in the first six months of 2018 compared to the first six months of 2017.

In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed.  As of June 30, 2018, the Company had 29 Offices credentialed for Medicaid in Colorado and six Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 3.4% of the Company’s revenue in the six months ended June 30, 2017 and 5.4% of revenue in the six months ended June 30, 2018. The Company expects revenue from Medicaid to continue to  increase in 2018.

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

Index
The Company seeks to increase its revenue by increasing the patient volume at existing Offices through effective advertising and marketing programs and by adding additional specialty services.  The Company in the past also sought to increase revenue by opening de novo Offices and by making selective acquisitions of dental practices.  The Company seeks to supplement fee-for-service revenue with revenue from contracts with capitated managed dental care plans. Although the Company’s fee-for-service business generally provides a greater margin than its capitated managed dental care business, capitated managed dental care business increases facility utilization and dentist productivity.  The relative percentage of the Company’s revenue derived from fee-for-service business and capitated managed dental care contracts varies from market to market depending on the availability of capitated managed dental care contracts in any particular market and the Company’s ability to negotiate favorable contractual terms. In addition, the profitability of capitated managed dental care revenue varies from market to market depending on the level of capitation payments and co-payments in proportion to the level of benefits required to be provided.

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

Results of Operations

For the quarter ended June 30, 2018, revenue increased $575,000, or 3.9%, to $15.4 million compared to $14.8 million for the quarter ended June 30, 2017.  For the quarter ended June 30, 2018, net loss increased  $370,000 to $(1.3 million), or $(.68) per share, compared to $(901,000), or $(0.48) per share, for the quarter ended June 30, 2017. The quarter ended June 30, 2018 was negatively impacted by a remeasurement and subsequent increase in value of $250,000 of the Embedded Derivatives, which the Company recognized as other expense, and an allowance for the deferred tax asset amount of $243,000.

For the six months ended June 30, 2018, revenue increased $735,000, or 2.4%, to $31.2 million compared to $30.4 million for the six months ended June 30, 2017.  For the six months ended June 30, 2018, net loss increased $623,000 to $(1.7 million), or $(.93) per share, compared to $(1.1 million), or $(0.60) per share, for the six months ended June 30, 2017. The six months ended June 30, 2018 was negatively impacted by a remeasurement and subsequent increase in value of $250,000 of the Embedded Derivatives, which the Company recognized as other expense, and an allowance for the deferred tax asset amount of $243,000.

The Company continues to experience strong patient flow with new patient visits up 3.2% in the first six months of 2018 compared to the first six months of 2017 and total patient visits up 3.5% in the first six months of 2018 compared to the first six months of 2017.  The Company had 104 dentists at June 30, 2018 compared to 112 dentists at December 31, 2017 and 99 dentists at June 30, 2017.

During the first six months of  2018, the Company used $558,000 of cash from operations.  During this period, the Company had capital expenditures of approximately $874,000 and decreased total bank debt by $250,000.

Index
The Company’s Adjusted EBITDA decreased $265,000, or 42.0%, to $366,000 for the six months ended June 30, 2018 compared to $632,000 for the six months ended June 30, 2017.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net, stock grant expense, increase in valuation of embedded derivatives and income tax benefit to net loss as in the following table:

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(901,274)	$(1,271,692)	$(1,126,332)	$(1,749,684)
Add back:
Depreciation and amortization - Offices	913,693	755,819	1,878,494	1,534,520
Depreciation and amortization - Corporate	38,864	30,700	84,948	64,074
Stock-based compensation expense	51,019	56,668	86,255	109,644
Interest expense, net	94,414	170,041	166,838	334,184
Stock grant	175,000	-	175,000	-
Increase in valuation of embedded derivatives	-	250,000	-	250,000
Income tax benefit	(516,899)	(17,020)	(633,561)	(176,352)

Adjusted EBITDA	$(145,183)	$(25,484)	$631,642	$366,386

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended June 30,				Six Months Ended June 30,
	2017		2018		2017		2018

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	62.6%		62.8%		61.5%		62.4%
Dental supplies	4.5%		4.5%		4.3%		4.5%
Laboratory fees	6.3%		6.1%		6.0%		5.8%
Occupancy	11.2%		10.6%		10.5%		10.4%
Advertising and marketing	1.1%		0.9%		1.1%		0.9%
Depreciation and amortization	6.2%		4.9%		6.2%		4.9%
General and administrative	8.7%		8.5%		8.4%		8.5%
	100.7%		98.4%		97.9%		97.4%

Contribution from dental offices	(0.7)%		1.6%		2.1%		2.6%

CORPORATE EXPENSES:
General and administrative	6.8%	(1)	7.1%	(1)	6.5%	(2)	6.7%	(2)
Stock grant	1.2%	(3)	-		0.6%	(3)	-
Depreciation and amortization	0.3%		0.2%		0.3%		0.2%

OPERATING LOSS	(9.0)%		(5.7)%		(5.2)%		(4.3)%
Increase in fair value of embedded derivatives	-		(1.6)%		-		(0.8)%
Interest expense	(0.6)%		(1.1)%		(0.5)%		(1.1)%

LOSS BEFORE INCOME TAXES	(9.6)%		(8.4)%		(5.8)%		(6.2)%
Income tax benefit	(3.5)%		(0.1)%		(2.1)%		(0.6)%

NET LOSS	(6.1)%		(8.3)%		(3.7)%		(5.6)%

(1)	Corporate expense - general and administrative includes $51,019 and $56,668 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended June 30, 2017 and 2018, respectively.

(2)
Corporate expense - general and administrative includes $86,255 and $109,644 of stock-based compensation expense pursuant to ASC Topic 718 for the six months ended June 30, 2017 and 2018, respectively.

(3)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

Index
Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017:

Revenue

For the quarter ended June 30, 2018, revenue increased $575,000, or 3.9%, to $15.4 million compared to $14.8 million for the quarter ended June 30, 2017.

Direct expenses

Clinical salaries and benefits. For the quarter ended June 30, 2018, clinical salaries and benefits increased $389,000, or 4.2%, to $9.6 million compared to $9.3 million for the quarter ended June 30, 2017.  This increase in clinical salaries and benefits is related to increases of $352,000 in dentist wages, $38,000 in assistant wages, $27,000 in workers compensation expenses and $18,000 in hygienist wages offset by a decrease of $58,000 in 401(k) match. These increases are partially the result of the Company’s increased number of dentists during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.  As a percentage of revenue, clinical salaries and benefits increased to 62.8% for the quarter ended June 30, 2018 compared to 62.6% for the quarter ended June 30, 2017.

Dental supplies. For the quarter ended June 30, 2018, dental supplies increased to $694,000 compared to $672,000 for the quarter ended June 30, 2017, an increase of $22,000, or 3.2%.  This increase is directly related to the increase in revenue during the quarter ended June 30, 2018.  As a percentage of revenue, dental supplies remained constant at 4.5% for the quarters ended June 30, 2018 and June 30, 2017.

Laboratory fees. For the quarter ended June 30, 2018, laboratory fees increased to $934,000 compared to $932,000 for the quarter ended June 30, 2017, an increase of $2,000, or 0.2%.  As a percentage of revenue, laboratory fees decreased to 6.1% for the quarter ended June 30, 2018 compared to 6.3% for the quarter ended June 30, 2017.

Occupancy. For the quarter ended June 30, 2018, occupancy expense decreased $18,000, or 1.1%, to $1.6 million compared to the quarter ended June 30, 2017.  This decrease is primarily related to decreases in janitorial expense of $36,000 and personal property taxes of $9,000 offset by an increase in repairs and maintenance of $15,000.  As a percentage of revenue, occupancy expense decreased to 10.6% for the quarter ended June 30, 2018 compared to 11.2% for the quarter ended June 30, 2017.

Advertising and marketing. For the quarter ended June 30, 2018, advertising and marketing expenses decreased to $141,000 compared to $167,000 for the quarter ended June 30, 2017, a decrease of $27,000, or 16.1%. The decrease in advertising and marketing expenses is attributable to a decrease in internet and social media advertising.  As a percentage of revenue, advertising and marketing expenses decreased to 0.9% for the quarter ended June 30, 2018 compared to 1.1% for the quarter ended June 30, 2017.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended June 30, 2018, depreciation and amortization expenses attributable to the Offices decreased to $756,000 compared to $914,000 for the quarter ended June 30, 2017, a decrease of $158,000, or 17.3% as additional assets became fully depreciated.  As a percentage of revenue, depreciation and amortization expense decreased to 4.9% for the quarter ended June 30, 2018 compared to 6.2% for the quarter ended June 30, 2017.

General and administrative-Offices.  For the quarter ended June 30, 2018, general and administrative expenses attributable to the Offices increased $17,000, or 1.3%, to $1.3 million compared to the quarter ended June 30, 2017.  The increase in general and administrative expenses is largely related to $26,000 of legal fees associated with settlement of a civil lawsuit. As a percentage of revenue, general and administrative expenses decreased to 8.5% for the quarter ended June 30, 2018 compared to 8.7% for the quarter ended June 30, 2017.

Contribution from dental Offices

As a result of revenue increasing $575,000 and direct expenses increasing $226,000 during the quarter ended June 30, 2018, contribution from dental Offices increased $348,000 to $251,000 for the quarter ended June 30, 2018 compared to $(98,000) for the quarter ended June 30, 2017.  As a percentage of revenue, contribution from dental Offices increased to 1.6% for the quarter ended June 30, 2018 compared to (0.7)% for the quarter ended June 30, 2017.

Index
Corporate expenses

Corporate expenses - general and administrative. For the quarter ended June 30, 2018, Corporate expenses – general and administrative  increased to approximately $1.1 million compared to approximately $1.0 million for the quarter ended June 30,2017, an increase of approximately $77,000, or 7.6% .  Corporate wages increased $51,000, contract labor increased $28,000, professional tax fees increased $20,000 and auditor fees increased $17,000. These increases were offset by decreases in legal fees of $64,000, which were higher in the quarter ended June 30, 2017 due to matters related to an activist shareholder group. As a percentage of revenue, corporate expenses - general and administrative increased to 7.1% for the quarter ended June 30, 2018 compared to 6.8% for the quarter ended June 30, 2017.

Stock grant.  For the quarter ended June 30, 2017, the Company issued 12,500 shares of Common Stock as part of a settlement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the day of the grant.  As a percentage of revenue, stock grant expense was 1.2% for the quarter ended June 30, 2017.

Corporate expenses - depreciation and amortization. For the quarter ended June 30, 2018, corporate expenses - depreciation and amortization decreased to $31,000 compared to $39,000 for the quarter ended June 30, 2017, a decrease of $8,000, or 21.0% as additional assets became fully depreciated.   As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the quarter ended June 30, 2018 compared to 0.3% for the quarter ended June 30, 2017.

Operating loss

As a result of the matters discussed above, the Company’s operating loss decreased by $455,000 to $(869,000) for the quarter ended June 30, 2018 compared to $(1.3 million) for the quarter ended June 30, 2017.  As a percentage of revenue, operating loss decreased to (5.7%) for the quarter ended June 30, 2018 compared to (9.0%) for the quarter ended June 30, 2017.

Other Expense

Increase in fair value of embedded derivative

Increase in fair value of embedded derivative of $250,000 for the quarter ended June 30, 2018  is related to re-valuing the Embedded Derivatives based on current information available. See Note 8 to the condensed consolidated financial statements.

Interest expense, net

For the quarter ended June 30, 2018, interest expense, net increased to $170,000 compared to $94,000 for the quarter ended June 30, 2017, an increase of $76,000, or 80.1%.  The increase in interest expense, net is related to $64,000 of interest expense on the Notes and higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense increased to 1.1% for the quarter ended June 30, 2018 compared to 0.6% for the quarter ended June 30, 2017.

Net loss

As a result of the above, the Company’s net loss was $(1.3 million) for the quarter ended June 30, 2018 compared to $(901,000) for the quarter ended June 30, 2017, an increase of $370,000. Net loss for the quarter ended June 30, 2018 was net of income tax benefit of $(17,000), while net loss for the quarter ended June 30, 2017 was net of income tax benefit of $(517,000).  The effective tax rate for the quarter ended June 30, 2018 was 1.3%, while the effective tax rate for the quarter ended June 30, 2017 was 36.4%.  The income tax benefit for the quarter ended June 30, 2018 was net of an allowance of $243,000 related to deferred tax assets. As a percentage of revenue, net loss increased  to (8.3%) for the quarter ended June 30, 2018 compared to (6.1%) for the quarter ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017:

Revenue

For the six months ended June 30, 2018, revenue increased $735,000, or 2.4%, to $31.2 million compared to $30.4 million for the six months ended June 30, 2017.

Index
Direct expenses

Clinical salaries and benefits. For the six months ended June 30, 2018, clinical salaries and benefits increased $742,000, or 4.0%, to $19.5 million compared to $18.7 million for the six months ended June 30, 2017.  This increase in clinical salaries and benefits is related to increases of $634,000 in dentist wages, $75,000 in assistant wages, $41,000 in accrued vacation expense, $19,000 in health insurance expense and $18,000 in payroll tax expense offset by a decrease of $114,000 in 401(k) match. These increases are  partially the result of the Company’s increased number of dentists during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As a percentage of revenue, clinical salaries and benefits increased to 62.4% for the six months ended June 30, 2018 compared to 61.5% for the six months ended June 30, 2017.

Dental supplies. For the six months ended June 30, 2018, dental supplies increased $89,000, or 6.9%,  to $1.4 million compared to $1.3 million for the six months ended June 30, 2017.  This increase is mostly related to the increase in revenue during the six months ended June 30, 2018 compared to the same period in 2017.  As a percentage of revenue, dental supplies increased to 4.5% for the six months ended June 30, 2018 compared to 4.3% for the six months ended June 30, 2017.

Laboratory fees. For the six months ended June 30, 2018 and June 30, 2017, laboratory fees remained constant at $1.8 million. As a percentage of revenue, laboratory fees decreased to 5.8% for the six months ended  June 30, 2018 compared to 6.0% for the six months ended June 30, 2017.

Occupancy. For the six months ended June 30, 2018, occupancy expense  increased to  $3.2 million compared to the six months ended June 30, 2017, an increase of $45,000 or 1.4%.  Occupancy expense increased approximately $92,000 related to rent increases and other landlord reimbursable expenses such as common area maintenance, insurance and property taxes offset by decreases of $31,000 in janitorial expense and $25,000 in personal property taxes.  As a percentage of revenue, occupancy expense decreased to 10.4% for the six months ended June 30, 2018 compared to 10.5% for the six months ended June 30, 2017.

Advertising and marketing. For the six months ended June 30, 2018, advertising and marketing expense decreased to $272,000 compared to $337,000 for the six months ended June 30, 2017, a decrease of $65,000 or 19.4%.  The decrease in advertising and marketing expense is attributable to a decrease in internet and social media advertising.  As a percentage of revenue, advertising and marketing expense decreased to 0.9% for the six months ended June 30, 2018 compared to 1.1% for the six months ended June 30, 2017.

Depreciation and amortization-Offices.  For the six months ended June 30, 2018, depreciation and amortization expenses attributable to the Offices decreased to $1.5 million compared to $1.9 million for the six months ended June 30, 2017, a decrease of $344,000 or 18.3% as additional assets became fully depreciated.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 4.9% for the six months ended June 30, 2018 compared to 6.2% for the six months ended June 30, 2017.

General and administrative-Offices.  For the six months ended June 30, 2018, general and administrative expenses attributable to the Offices increased to $2.6 million compared to the six months ended June 30, 2017, an increase of $89,000 or 3.5%.  The increase in general and administrative expenses is attributable to settlement costs and legal expenses related to settlement of a civil lawsuit totaling $68,000, and increases in repair and maintenance  expense of $24,000, recruiting expense of $24,000, offset by a decrease of $25,000 in travel expenses. As a percentage of revenue, general and administrative expenses attributable to the Offices increased to 8.5% for the six months ended June 30, 2018 compared to 8.4% for the six months ended June 30, 2017.

Contribution from dental Offices

As a result of revenue increasing $735,000 and direct expenses increasing $562,000 during the six months ended June 30, 2018, contribution from dental Offices increased to $812,000 for the six months ended June 30, 2018 compared to $638,000 for the six months ended June 30, 2017, an increase of $174,000 or 27.2%. As a percentage of revenue, contribution from dental Offices increased to 2.6% for the six months ended June 30, 2018 compared to 2.1% for the six months ended June 30, 2017.

Index
Corporate expenses

Corporate expenses - general and administrative. For the six months ended June 30, 2018, corporate expenses – general and administrative increased to $2.1 million compared to $2.0 million for the six months ended June 30, 2017, an increase of $118,000 or 6.0%.  Health insurance expense increased $71,000 largely due to an incentive credit of $60,000 in the first quarter of 2017,  corporate wages increased $64,000, auditor fees increased $52,000, contract labor increased $37,000, professional tax fees increased $21,000 and rent increased $14,000. These increases were offset by decreases in legal fees of $90,000 and other professional fees of $86,000. During the quarter ended March 31,2018, the Company had $66,000 in one-time expenses associated with accounting and valuation consulting services related to the $5 million financing completed in December 2017. As a percentage of revenue, corporate expenses - general and administrative increased 6.7% for the six months ended June 30, 2018 compared to 6.5% for the six months ended June 30, 2017.

Stock grant.  For the six months ended June 30, 2017, the Company issued 12,500 shares of Common Stock as part of a settlement with an activist shareholder group. The shares were valued at $175,000 based on the stock price on the day of the grant.  As a percentage of revenue, stock grant expense was 0.6% for the six months ended June 30, 2017.

Corporate expenses - depreciation and amortization. For the six months ended June 30, 2018, corporate expenses - depreciation and amortization decreased to $64,000 compared to $85,000 for the six months ended June 30, 2017, a decrease of $21,000, or 24.6% as additional assets became fully depreciated.  As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the six months ended June 30, 2018 compared to 0.3% for the six months ended June 30, 2017.

Operating loss

As a result of the matters discussed above, the Company’s operating loss decreased by $251,000 to $(1.3 million) for the six months ended June 30, 2018 compared to $(1.6 million) for the six months ended June 30, 2017. As a percentage of revenue, operating loss decreased to (4.3)% for the six months ended June 30, 2018 compared to (5.2)% for the six months ended June 30, 2017.

Other Expense

Increase in fair value of embedded derivative

Increase in fair value of embedded derivative of $250,000 for the six months ended June 30, 2018  is related to re-valuing the Embedded Derivatives based on current information available. See Note 8 to the condensed consolidated financial statements.

Interest expense, net

For the six months ended June 30, 2018, interest expense, net increased to $334,000 compared to $167,000 for the six months ended June 30, 2017, an increase of $167,000 or 100.3%.  The increase in interest expense, net is related to $126,000 of interest expense on the Notes and higher interest rates on the Credit Facility.  As a percentage of revenue, interest expense, net increased to 1.1% for the six months ended June 30, 2018 compared to 0.5% for the six months ended June 30, 2017.

Net loss

As a result of the above, the Company’s net loss was $(1.7 million) for the six months ended June 30, 2018 compared to net loss of $(1.1 million) for the six months ended June 30, 2017, an increase of $623,000.  Net loss for the six months ended June 30, 2018 was net of income tax benefit of $(176,000), while net loss for the six months ended June 30, 2017 was net of income tax benefit of $(634,000). The effective tax rate for the six months ended June 30, 2018 was 9.2% while the effective tax rate for the six months ended June 30, 2017 was 36.0%.  The income tax benefit for the six months ended June 30, 2018 was net of an allowance of $243,000 related to deferred tax assets. As a percentage of revenue, net loss increased to (5.6%) for the six months ended June 30, 2018 compared to (3.7)% for the six months ended June 30, 2017.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily through a combination of cash provided by operating activities and bank credit facilities and term loans. During 2016 and 2017, the Company experienced losses and decreasing liquidity. The factors that contributed to the losses, along with the events leading up to the Company’s events of default under the Credit Facility in July 2017 and the private placement and the restructuring of the Credit Facility to cure the defaults in December 2018, along with the terms of the private placement and restructuring, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments”  in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018.  As of June 30, 2018, the Company had a working capital deficit of approximately $7.5 million, an accumulated deficit of $5.4 million and a cash balance of $350,000.

Index
Net cash used by operating activities was approximately $558,000 for the six months ended June 30, 2018, and net cash provided by operating activities was approximately $1.3 million for the six months ended June 30, 2017.  During the six months ended June 30, 2018, excluding net loss and after adding back non-cash items, the Company’s cash used by operating activities consisted of a decrease in accounts payable and accrued expenses of approximately $426,000, an increase in accounts receivable of approximately $369,000, an increase in prepaid expenses and other assets of approximately $211,000 and a decrease in other long-term obligations of approximately $17,000.  During the six months ended June 30, 2017, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in accounts payable and accrued expenses of approximately $1.4 million and a decrease in prepaid expenses and other assets of approximately $15,000, offset  by an increase in accounts receivable of $966,000, an increase in income tax receivable of approximately $47,000, a decrease of other long-term obligations of approximately $19,000 and an increase in deferred charges and other assets of approximately $8,000.

Net cash used in investing activities was approximately $857,000 and $310,000 for the six months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018, the Company invested approximately $874,000 in capital expenditures, including $498,000 to add digital x-rays to six offices, offset by a decrease in a note receivable of $16,000.  For the six months ended June 30, 2017, the Company invested approximately $326,000 in capital expenditures offset by a decrease in a note receivable of $16,000.

Net cash used in financing activities was approximately $124,000 and $954,000 for the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018, net cash used in financing activities was comprised of approximately $250,000 used to pay down the Credit Facility offset by approximately $126,000 of accrued interest on the Notes.  During the six months ended June 30, 2017, net cash used in financing activities was comprised of approximately $954,000 used to pay down the Credit Facility.

As of June 30, 2018, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$11,366,441	$6,250,000	$-	$-	$5,116,441
Operating lease obligations	14,922,259	4,334,965	6,238,885	2,717,458	1,630,951
Total	$26,288,700	$10,584,965	$6,238,885	$2,717,458	$6,747,392

The Company has historically operated with negative working capital and prior to 2017 was able to meet its current obligations through operating cash flows and availability on its revolving lines of credit.  The Company believes that the net proceeds from the private placement completed in December 2017, cash generated from operations and borrowings under the revolving line of credit, which was increased from $1.1 million to $2.0 million under the Fifth Amendment, will be sufficient to fund its anticipated working capital needs and capital expenditures for at least the next 12 months.  The Company was not in compliance with a required EBITDA covenant under the Loan Agreement at  June 30, 2018. On or before August 15, 2018, an affiliate of the Palm Investors will purchase $468,000 principal amount of additional Notes and attached Series A Preferred Stock to permit the Company to regain compliance with the EBITDA covenant as permitted under the Fifth Amendment. The Company also exceeded the capital expenditures covenant for the quarter ended June 30, 2018, and received a Bank waiver on August 14, 2018  in this regard. There can be no assurance that the Company will meet all of the covenants under the Credit Facility in the future. If this occurs, the Company may need to take actions, including the sale of certain dental practices, the issuance of additional equity or debt securities or other borrowings or financing activities.  The Credit Facility and the Investment Documents contain covenants that, among other things, significantly limit the Company’s ability to incur or issue debt or equity securities. There can be no assurance that that the Palm Investors or others will, or will be permitted to, make additional infusions of capital into the Company if needed. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

Future events of default by the Company also could cause the Bank to exercise its remedies under the Loan Agreement, including foreclosure on the Company’s assets or other actions.

Due to the above issues, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company is implementing a plan to reduce expenses including wages through staff reductions and is considering the closure or sale of some of its Offices with larger losses.  This plan also considers certain revenue enhancing features including increasing the productivity of  its hygiene program and adding ancillary orthodontic procedures.  Although the Company expects it may miss the Bank EBITDA covenant in the third quarter of 2018, the Company is currently working on contingency plans to cure the Bank EBITDA covenant if such covenant is violated. The contingency plans include amending the Credit Facility to allow for consecutive quarterly cure payments and additional private funding to make such cure payment.  The Company believes its action plans  will allow the Company to  meet its Bank covenants beginning with the fourth quarter of 2018. The Company has prepared its business plan for the ensuing 12 months and believes that management’s plans, when implemented, will allow the Company sufficient liquidity and financial resources to operate for the ensuing 12 month period.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2017.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s stock repurchase program has been in place for more than ten years, and there is no expiration date for the program.  As of June 30, 2018, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.  However, Common Stock repurchases are prohibited under the Credit Facility and the Company did not purchase any shares of its Common Stock during the quarter ended June 30, 2018.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date: August 14, 2018	By:	/s/ Frederic W.J. Birner
	Name:	Frederic W.J. Birner
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Dennis N. Genty
	Name:	Dennis N. Genty
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)