Form 10-Q
period 2018-09-30
BIRNER DENTAL MANAGEMENT SERVICES INC
filed 2018-11-14
CIK 948072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-23367

BIRNER DENTAL MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1307044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1777 S. HARRISON STREET, SUITE 1400 DENVER, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

(303) 691-0680
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 2, 2018
Common Stock, no par value	1,881,761

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2017	September 30, 2018
CURRENT ASSETS:
Cash	$1,888,828	$196,288
Accounts receivable, net of allowance for doubtful accounts of approximately $500,000 and $500,000, respectively	3,772,514	4,407,808
Note receivable	33,768	8,892
Prepaid expenses and other assets	655,310	991,012

Total current assets	6,350,420	5,604,000

PROPERTY AND EQUIPMENT, net	5,016,141	4,335,266

OTHER NONCURRENT ASSETS:
Intangible assets, net	5,876,053	5,242,629
Deferred charges and other assets	163,991	163,991

Total assets	$17,406,605	$15,345,886

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,210,521	$3,405,300
Accrued expenses	777,863	733,728
Accrued payroll and related expenses	2,009,720	2,447,485
Current maturities of long-term debt	750,000	6,253,767

Total current liabilities	7,748,104	12,840,280

LONG-TERM LIABILITIES:
Deferred tax liability, net	101,482	-
Bank credit facilities, net	5,684,085	-
Convertible senior subordinated secured notes, net	4,445,862	5,303,970
Other long-term obligations	1,190,811	1,010,654

Total liabilities	19,170,344	19,154,904

SERIES A PREFERRED STOCK, no par value, 100 shares authorized, 11 shares outstanding	10,000	11,000

SERIES B PREFERRED STOCK, no par value, 2,000,000 shares authorized, none outstanding	-	-

SHAREHOLDERS’ EQUITY / (DEFICIT):
Preferred Stock, no par value, 7,999,900 shares authorized; none outstanding	-	-
Common Stock, no par value, 20,000,000 shares authorized; 1,872,761 and 1,881,761 shares issued and outstanding, respectively	2,060,208	2,279,084
Accumulated deficit	(3,833,947)	(6,099,102)

Total shareholders’ deficit	(1,773,739)	(3,820,018)

Total liabilities and shareholders’ deficit	$17,406,605	$15,345,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
REVENUE:
Dental practice revenue	$14,496,485	$14,203,888	$42,720,674	$43,352,291
Capitation revenue	985,797	916,805	3,016,251	2,790,844
	15,482,282	15,120,693	45,736,925	46,143,135
DIRECT EXPENSES:
Clinical salaries and benefits	9,593,128	9,310,110	28,167,507	28,547,003
Dental supplies	669,846	720,237	1,961,324	2,099,192
Laboratory fees	870,415	928,062	2,671,694	2,739,825
Occupancy	1,589,417	1,618,516	4,700,705	4,770,269
Advertising and marketing	144,004	153,750	471,275	416,955
Depreciation and amortization	840,893	709,612	2,661,939	2,188,471
General and administrative	1,448,614	1,224,558	3,966,372	3,828,790
	15,156,317	14,664,845	44,600,816	44,590,505
Contribution from dental offices	325,965	455,848	1,136,109	1,552,630

CORPORATE EXPENSES:
General and administrative	908,267 (1)	1,066,810 (1)	2,879,641 (2)	3,156,672 (2)
Stock grant	-	-	175,000 (3)	-
Depreciation and amortization	38,518	31,013	123,466	95,087

OPERATING LOSS	(620,820)	(641,975)	(2,041,998)	(1,699,129)
OTHER EXPENSE:
Decrease in fair value of embedded derivatives	-	377,000	-	127,000
Interest expense, net	(110,075)	(300,946)	(276,987)	(635,149)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(730,895)	(565,921)	(2,318,985)	(2,207,278)
Income tax benefit	258,083	4,956	831,513	151,044
NET LOSS FROM CONTINUING OPERATIONS	(472,812)	(560,965)	(1,487,472)	(2,056,234)

DISCONTINUED OPERATIONS (Note 11)
Operating (Loss) attributable to assets disposed of	(130,390)	(102,636)	(302,193)	(387,315)
(Loss) recognized on dispositions	-	(78,061)	-	(78,061)
Income tax benefit	45,637	1,582	105,768	31,846
LOSS ON DISCONTINUED OPERATIONS	(84,753)	(179,115)	(196,425)	(433,530)
NET LOSS	$(557,565)	$(740,080)	$(1,683,897)	$(2,489,764)

Net loss per share of Common Stock - Basic and Diluted Continuing Operations	$(0.25)	$(0.30)	$(0.80)	$(1.10)
Discontinued Operations	$(0.05)	$(0.09)	$(0.10)	$(0.23)
Net income per share of Common Stock - Basic and Diluted	$(0.30)	$(0.39)	$(0.90)	$(1.33)

Weighted average number of shares of Common Stock and dilutive securities
Basic and Diluted	1,872,761	1,881,141	1,866,580	1,877,050

(1)
Corporate expenses - general and administrative includes $74,031 and $109,232 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended September 30, 2017 and 2018, respectively.

(2)
Corporate expenses - general and administrative includes $160,286 and $218,876 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2017 and 2018, respectively.

(3)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group.   The shares were values at $175,000 based on the closing price of the Common Stock on the date of the grant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock
	Shares	Amount	Accumulated Deficit	Shareholders’ Deficit

BALANCES, December 31, 2017	1,872,761	$2,060,208	$(3,833,947)	$(1,773,739)
Adoption of ASU No. 2014-09 (Topic 606) - see Note 4	-	-	224,609	224,609
Stock-based compensation expense	9,000	218,876	-	218,876
Net loss	-	-	(2,489,764)	(2,489,764)

BALANCES, September 30, 2018	1,881,761	$2,279,084	$(6,099,102)	$(3,820,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,683,897)	$(2,489,764)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,871,549	2,283,558
Amortization of debt issuance costs	25,878	204,226
Stock-based compensation expense	160,286	218,876
Provision for doubtful accounts	652,086	566,144
Deferred income taxes	(890,288)	(176,352)
Stock grant	175,000	-
Discontinued operation costs	-	188,429
Decrease in fair value of embedded derivatives	-	(127,000)
Changes in assets and liabilities:
Accounts receivable	(1,451,807)	(757,145)
Prepaid expenses and other assets	(15,871)	(335,702)
Deferred charges and other assets	(8,250)	-
Accounts payable	1,625,900	(805,221)
Accrued expenses	(122,263)	(31,310)
Accrued payroll and related expenses	357,596	280,125
Other long-term obligations	(23,339)	(53,157)
Net cash provided (used) by operating activities	1,672,580	(1,034,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	23,431	24,876
Capital expenditures	(520,852)	(1,157,687)
Net cash used in investing activities	(497,421)	(1,132,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - line of credit	20,329,290	1,677,445
Repayments - line of credit	(20,368,477)	(1,491,076)
Repayments - reducing revolving loan	(1,054,350)	(375,000)
Proceeds - subordinated secured notes and series A preferred stock	-	468,000
Accrued interest - senior subordinated secured notes	-	195,195
Net cash used in financing activities	(1,093,537)	474,564

NET CHANGE IN CASH	81,622	(1,692,540)
CASH, beginning of period	157,923	1,888,828
CASH, end of period	$239,545	$196,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$302,589	$274,219
Cash received for income taxes	$46,992	$6,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	LIQUIDITY, GOING CONCERN, AND FINANCIAL RESOURCES UPDATE

The Company has historically operated with negative working capital and was able to meet its current obligations through operating cash flows and availability on its revolving line of credit.  Recent decreases in operating cash flows led the Company to take certain actions including raising over $5 million in private placements as described below.

In July 2017, the Company received notice of events of default and acceleration from counsel to Guaranty Bank and Trust Company (the “Bank”) in connection with the Loan and Security Agreement, dated as of March 29, 2016, as amended (collectively, the “Loan Agreement” or the “Credit Facility”).  On December 28, 2017, following discussions and negotiations with the Bank and a number of potential investors and lenders over several months, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and completed a private placement of $5 million of convertible senior subordinated secured notes (the “Initial Notes”) and 10 attached shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with Palm Active Dental, LLC and Palm Global Small Cap Master Fund LP (the “Palm Investors”). Also on December 28, 2017, the Company and the Bank entered into the Fifth Amendment to the Loan Agreement (the “Fifth Amendment”), under which the Company repaid approximately $1.5 million of the term loan portion and $1.1 million of the revolving line of credit of the Loan Agreement and the Bank waived all then-existing defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2.0 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023 and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. Under the Credit Facility and related pledge and security agreements, the Bank has liens and security interests on substantially all of the assets of the Company.

The Company was not in compliance with a required EBITDA covenant under the Loan Agreement at June 30, 2018.  On August 15, 2018, the Company entered into the First Follow-On Securities Purchase Agreement (the “Follow-On Purchase Agreement”) with PAD II, an affiliate of the Palm Investors (“PAD II” and, together with the Palm Investors, the “Palm Parties”). Under the Follow-On Purchase Agreement, on August 15, 2018, the Company sold to PAD II Notes in the aggregate principal amount of $467,000 together with one attached share of Series A Convertible Preferred Stock for $1,000 per share (the “Follow-On Notes” and, together with the Initial Notes, the “Notes”), which permitted the Company to regain compliance with the EBITDA covenant as permitted under the Loan Agreement.  The Follow-On Notes have the same terms as the Initial Notes issued in December 2017 and are also governed by the Securities Purchase Agreement.  The Company also exceeded the capital expenditures covenant for the quarter ended June 30, 2018, and received a Bank waiver on August 14, 2018 in this regard.

Index
The Company was not in compliance with the required EBITDA covenant under the Loan Agreement at September 30, 2018.  On October 3, 2018, the Company and the Bank entered into the Sixth Amendment to the Loan Agreement (the “Sixth Amendment”), in conjunction with the Company’s entering into an Agreement and Plan of Merger (the “Merger Agreement”) with Mid-Atlantic Dental Services Holdings, LLC (“Mid-Atlantic Dental”) and Bronco Acquisition, Inc. (the “Merger Sub”) under which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company as the surviving corporation and a wholly owned subsidiary of Mid-Atlantic Dental, as further described in Note 12. Among other things, the Sixth Amendment defers until the earlier of the closing of the Merger Agreement or February 28, 2019 the payment of certain amounts that may be otherwise due under the Credit Facility consisting of “2018-2019 Required Principal Curtailments” as defined in the Sixth Amendment totaling $300,000 and potential cure payments related to failure to achieve certain financial covenants under the Credit Facility, including the EBITDA covenant as of September 30, 2018 (“Cure Amounts”). Quarterly “Required Amortization Payments”, as defined in the Sixth Amendment, of $125,000 must be paid as scheduled. If the Merger Agreement terminates for any reason other than (i) the entry by the Company into a “Superior Proposal Termination” as defined in the Sixth Amendment resulting in the execution and delivery by Borrower of a “Superior Proposal Definitive Agreement” as defined in the Sixth Amendment, which will continue such deferral, or (ii) a termination in which the Company receives a “Termination Fee” (as defined in the Sixth Amendment) from Mid-Atlantic Dental, the Company is required to pay the Bank the 2018-2019 Required Principal Curtailment payment, all required Cure Amounts that remain outstanding and reduce the outstanding principal balance of the revolving loans under the Credit Facility to not more than $200,000 (“Total Curtailment Payments”). If the Merger Agreement terminates and the Company receives the Termination Fee, which totals $2.0 million, the Company is required to pay the Bank the greater of 50% of such Termination Fee or an amount that equals the Total Curtailment Payments. Upon closing of the transactions contemplated by the Merger Agreement, the Bank will be paid in full.  See Note 7 for additional information regarding the Notes and the Credit Facility.

Due to the above issues, there is substantial doubt about the Company’s ability to continue as a going concern.  If the closing occurs under the Merger Agreement, the Company is expected to become a wholly owned subsidiary of Mid-Atlantic Dental during the first quarter of 2019.  See Note 12 for additional information regarding the Merger and the Merger Agreement.

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

Index
Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. To the Company’s knowledge, there are no material claims, disputes or other unsettled matters that exist concerning third-party reimbursements as of September 30, 2018.

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

Note Receivable

A note receivable was created as part of a dental Office acquisition, of which approximately $9,000 in principal amount was outstanding at September 30, 2018.  The note has equal monthly principal and interest amortization payments and a maturity date of October 31, 2018.  The note bears interest at 6%, which is accrued monthly.  If the note is uncollectible, an allowance for doubtful accounts will be created.  There was no allowance for doubtful accounts for the note as of  September 30, 2018 or December 31, 2017.

Intangible Assets

The Company’s dental practice acquisitions have involved the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired dental Offices. As part of the purchase price allocation, the Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, based on estimated fair market values. Costs of acquisition in excess of the net estimated fair value of tangible assets acquired and liabilities assumed were allocated to the Management Agreement related to the Office. The Management Agreement represents the Company’s right to manage the Offices during the 40-year term of the Management Agreement. The assigned value of the Management Agreement is amortized using the straight-line method over a period of 25 years.  Amortization remained constant at $211,000 for the quarters ended September 30, 2018 and 2017 and at $633,000 for the nine months ended September 30, 2018 and 2017.

The Management Agreements cannot be terminated by a P.C. without cause, consisting primarily of bankruptcy or material default by the Company.

If facts and circumstances indicate that the carrying value of long-lived and intangible assets may be impaired, the Company will perform an evaluation of recoverability. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  There were no impairment write-downs associated with the Company’s long-lived and intangible assets during the quarters ended September 30, 2018 and 2017.

Stock-Based Compensation Expense

The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the quarters ended September 30, 2018 and 2017 was approximately $109,000 and $74,000, respectively, related to stock options and restricted stock. Total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 was approximately $219,000 and $160,000, respectively, related to stock options.Total stock-based compensation expense was recorded as a component of corporate general and administrative expense.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate, expected dividend rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended September 30, 2018 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on historical pre-vesting forfeitures over the most recent period ended September 30, 2018 for the expected option term.

Index
The fair value of restricted stock granted to independent directors in 2017 and  2018 was calculated by taking the product of the number of shares granted times the stock price on the day the restricted stock was granted and spreading this value over the vesting period of the restricted stock.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  The Company anticipates the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements by increasing both total assets and total liabilities on the balance sheet. The standard must be adopted by recognizing and measuring leases at the beginning of the earliest period being presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which provides that entities may elect not to recast the comparative periods presented upon transition. The Company has elected to use the transition package of practical expedients permitted within the new standard, which among other things allows the carryforward of historical lease classification.

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (“ASU 2018-02”).  The objective of ASU 2018-02 is to provide guidance on the impacts of the Tax Cuts and Jobs Act (“Tax Act”). The guidance permits the reclassification of certain income tax effects of the Tax Act from other comprehensive income to retained earnings (stranded tax effects). The guidance also requires certain new disclosures. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. Entities may adopt the guidance using one of two transition methods: retrospective to each period or periods in which the income tax effects of the Tax Act related to the items remaining in other comprehensive income are recognized, or at the beginning of the period of adoption. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). The objective of ASU 2018-05 is to amend guidance on the Tax Act provided in Staff Accounting Bulletin No. 118. The guidance is effective immediately upon issuance. The Company reviewed the guidance and determined that it applied the guidance effectively in its Annual Report on Form 10-K for the year ended December 31, 2017.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The objective of ASU 2018-13 is to modify disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be adopted using the prospective method for certain disclosures within the guidance and retrospectively upon the effective date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). The objective of ASU 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments can be applied either retrospectively or prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

The Company analyzed the net effect of Topic 606 as if it had not been implemented in 2018, and the differences in each line item are immaterial.

(5)	LOSS PER SHARE

The Company calculates net loss per share (“EPS”)  in accordance with ASC Topic 260.

	Quarters Ended September 30,
	2017			2018
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(557,565)	1,872,761	$(0.30)	$(740,080)	1,881,141	$(0.39)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(557,565)	1,872,761	$(0.30)	$(740,080)	1,881,141	$(0.39)

For the quarters ended September  30, 2018 and 2017, options to purchase 542,500 and 542,999 shares, respectively, of the Company’s common stock (“Common Stock”) were not included in the computation of diluted EPS because their effect was anti-dilutive.

Index
	Nine Months Ended September 30,
	2017			2018
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic EPS	$(1,683,897)	1,866,580	$(0.90)	$(2,489,764)	1,877,050	$(1.33)

Effect of Dilutive Stock Options	-	-	-	-	-	-

Diluted EPS	$(1,683,897)	1,866,580	$(0.90)	$(2,489,764)	1,877,050	$(1.33)

For the nine months ended September 30, 2018 and 2017, options to purchase 542,500 and 542,999 shares, respectively, of Common Stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

(6)	STOCK-BASED COMPENSATION PLANS

The Company’s 2005 Equity Incentive Plan, as amended (“2005 Plan”), terminated in March 2015.  The 2005 Plan provided for the grant of incentive stock options, restricted stock, restricted stock units and stock grants to eligible employees (including officers and employee-directors) and non-statutory stock options to eligible employees, directors and consultants.  As of September 30, 2018, there were 298,750 vested options and 1,250 unvested options granted under the 2005 Plan that remained outstanding in accordance with their terms and there were no shares available for issuance under the 2005 Plan due to its termination.

The Company’s shareholders approved the 2015 Equity Incentive Plan (“2015 Plan”) in June 2015.  The 2015 Plan replaced the 2005 Plan.  The Company’s shareholders approved an amendment to the 2015 Plan at the  June 2018 annual meeting of shareholders to reserve an additional 200,000  shares of Common Stock for issuance.  After this amendment, the maximum number of shares of Common Stock that may be delivered to participants and their beneficiaries under the 2015 Plan is 400,000.  The 2015 Plan provides for the grant of incentive stock options, stock appreciation right awards, restricted stock awards, stock unit awards and other stock-based awards to eligible recipients.  The objectives of the 2015 Plan are to attract and retain the best possible candidates for positions of responsibility and provide for additional performance incentives by providing eligible individuals with the opportunity to acquire equity in the Company.  The 2015 Plan is administered by a committee (the “Committee”) of two or more outside directors from the Company’s Board of Directors (the “Board”). The Committee determines the eligible individuals to whom awards under the 2015 Plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the term of the award, vesting terms and conditions and any other terms and conditions of the grant in addition to those contained in the 2015 Plan.  Each grant under the 2015 Plan will be confirmed by and subject to the terms of an award agreement.  As of September 30, 2018, there were 52,834 vested options and 189,666 unvested options granted under the 2015 Plan.  On June 20, 2017 and June 20, 2018, the independent directors of the Board were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan.  On July 25, 2018, 2,000 shares of restricted Common Stock were granted to a newly appointed board member.  Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.  On August 21, 2018, 4,000 shares of restricted Common Stock were granted to an independent consultant.  One hundred percent of the shares vest 24 months from the grant date.  As of September 30, 2018,  129,500 shares were available for issuance under the 2015 Plan.

Index
The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
Valuation Assumptions	2017	2018	2017	2018

Expected life (1)	4.00	3.75	4.56	4.04
Risk-free interest rate (2)	1.81%	2.84%	1.79%	2.75%
Expected volatility (3)	55%	92%	50%	87%
Expected dividend yield	-	-	-	-
Expected forfeiture (4)	30.00%	26.32%	11.70%	28.57%

(1)	The expected life, in years, of stock options is estimated based on historical experience.
(2)	The risk-free interest rate is based on U.S. Treasury bills whose term is consistent with the expected life of the stock options.
(3)	The expected volatility is estimated based on historical and current stock price data for the Company.
(4)	Forfeitures are estimated based on historical experience.

A summary of option activity as of September 30, 2018, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted- Average Exercise Price	Range of Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2018	560,666	$14.99	$4.30 - $19.75	3.4	$55
Granted	73,500	$6.86	$5.30 - $8.00
Cancelled	(91,666)	$9.60	$4.30 - $19.75

Outstanding at September 30, 2018	542,500	$13.36	$4.30 - $18.95	3.6	$17

Exercisable at September 30, 2018	351,584	$15.56	$10.04 - $18.95	2.4	$-

The weighted average grant date fair values of options granted during the quarters ended September 30, 2018 and 2017 were $4.36 per share and $5.68 per share, respectively.  As of September 30, 2018, there was approximately $512,000 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.45 years.

Index
A summary of restricted stock activity as of September 30, 2018, and changes during the quarter then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair-Value
Balance at January 1, 2018	8,000	$13.50
Granted	18,000	$5.50
Vested	(7,000)	$11.21

Balance at September 30, 2018	19,000	$6.77

As of September 30, 2018, total unrecognized share-based compensation expense from unvested restricted stock was $107,000 which is expected to be recognized over a weighted average period of approximately 1.49 years. As of September 30, 2018, 19,000 shares were expected to vest in the future.

See Note 12 for a summary of the treatment of options and restricted stock in the Merger.

(7)	DEBT

On December 28, 2017, the Company and the Bank entered into the Fifth Amendment, under which the Company repaid approximately $1.5 million of the term loan portion and approximately $1.1 million of the revolving line of credit of the Credit Facility with net proceeds of the Palm Investors private placement discussed below, and the Bank waived all outstanding defaults, default interest, fees, and penalties under the Credit Facility. Among other things, the Fifth Amendment increased the revolving line of credit from $1.1 million to $2.0 million, extended the maturity date of the loans under the Credit Facility to March 31, 2023, and modified the repayment terms of the term loan and the EBITDA, leverage ratio and other financial covenants under the Credit Facility. The outstanding principal balance of the Term Loan (as defined in the Credit Facility) was $6.125 million as of September 30, 2018, and approximately $186,000 was drawn on the $2.0 million revolving line of credit as of September 30, 2018.

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

Index
For the nine months ended September 30, 2018, the Company’s Adjusted EBITDA was $803,000, and was $1.0 million after adding back Bank-allowed one-time adjustments of $221,000, which was less than the required Bank covenant amount of $1.4 million.  The one-time adjustments include $468,000 related to the PAD II financing discussed in Note 2, $66,000 related to accounting and valuation consulting services the Company utilized in connection with the Palm Investors financing completed in December 2017, and reduced by $313,000 of Adjusted EBITDA associated with discontinued operations. As a result, all Bank debt totaling approximately $6.3 million is classified as current as of September 30, 2018.

On October 3, 2018, the Company and the Bank entered into the Sixth Amendment, in conjunction with the Company’s entering into the Merger Agreement with Mid-Atlantic Dental as further described in Note 12 below. Among other things, the Sixth Amendment defers until the earlier of the closing of the Merger Agreement or February 28, 2019 the payment of certain amounts that may be otherwise due under the Credit Facility and potential cure payments related to failure to achieve certain financial covenants under the Credit Facility. For additional information on the Sixth Amendment and the Company’s payments due or waived under the Credit Facility, see Note 2 above.

Upon closing of the transactions contemplated by the Merger Agreement, the Bank will be paid in full.

Convertible Senior Subordinated Secured Notes

On December 28, 2017, the Company entered into the Securities Purchase Agreement with the Palm Investors. Under the Securities Purchase Agreement, the Company sold the Initial Notes. The Company used approximately $2.6 million of the net proceeds under the Securities Purchase Agreement to repay the Bank as described above. The balance of the net proceeds was used for vendor payments, working capital, capital expenditures, and other general corporate purposes. On August 15, 2018, the Company entered into the Follow-On Purchase Agreement with PAD II. Under the Follow-On Purchase Agreement, the Company sold the Follow-On Notes, which permitted the Company to regain compliance with the EBITDA covenant as permitted under the Loan Agreement.  The net proceeds from the Follow-On Notes were used  for working capital and capital expenditures. See Note 2 for additional discussion of these transactions.

The Notes and attached shares of Series A Preferred Stock are convertible at the option of the holders into shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), which in turn are convertible at the option of the holders into shares of the Company’s Common Stock at a price of $5.00 per share. Assuming (i) the conversion of the Notes and Series A Preferred Stock into Series B Preferred Stock and (ii) conversion of the Series B Preferred Stock into the Company’s Common Stock, the Palm Parties beneficially own in the aggregate 1,132,444 shares of Common Stock, representing approximately 37.6% of the Company’s outstanding shares of Common Stock as of September 30, 2018.

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

The Notes mature on September 30, 2023 and accrue interest on a quarterly basis at a rate of 5% per annum until December 28, 2020. Thereafter, interest accrues on a quarterly basis at a rate of (i) 5% per annum if the VWAP (as defined in the Notes) for each of any 30 consecutive Trading Days (as defined in the Notes) during the immediately preceding quarter is less than $15 per share of Common Stock, (ii) 2.5% per annum if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter is equal to or greater than $15 per share of Common Stock and equal to or less than $20 per share of Common Stock, and (iii) 0% if the VWAP for each of any 30 consecutive Trading Days during the immediately preceding quarter exceeds $20 per share of Common Stock. Subject to the terms of the Subordination Agreement (described below), which prohibits the payment of cash interest unless the Total Cash Flow Leverage Ratio, as defined in the Fifth Amendment, is less than 2:1, the Company has the option to pay interest in cash or by increasing the principal amount of the Notes in the amount of any unpaid and accrued interest. Approximately $195,000 was recognized as interest expense during the nine months ended September 30, 2018 and the increased liability is included in convertible senior subordinated secured notes, net on the accompanying condensed consolidated balance sheets.

Index
Certain terms of the Notes (the “Embedded Derivatives”) meet the definition of a derivative that requires bifurcation from the Notes and separate accounting under ASC Topic 815, Derivatives and Hedging. The Embedded Derivatives consist of variable interest rate and make-whole features. Because the Embedded Derivatives are to be classified together as a liability and separated from the Notes, at September 30, 2018  the Company recognized a discount on the Initial Notes and on the Follow-On Notes of approximately $43,000, which is being amortized to interest expense over the remaining term of the Notes.  As of September 30, 2018, the fair value of the Embedded Derivatives approximated the fair value at the date of issuance and is included in other long-term obligations in the accompanying condensed consolidated balance sheets.  See Note 9 for additional information regarding the Embedded Derivatives.

The Company, the Bank and the Palm Parties have entered into a Subordination Agreement and the Company and the Palm Parties entered into a Security Agreement and Registration Rights Agreement. Under the Subordination Agreement, the Palm Parties and their successors in interest subordinated their rights under the Notes, the Series A Preferred Stock and the Series B  Preferred Stock to the Bank in respect of the Credit Facility. Under the Security Agreement, the Company granted the holders of the Notes a subordinate security interest in substantially all of the Company’s assets. Under the Registration Rights Agreement, the Company granted the Palm Parties and their successors in interest the right to demand registration under the Securities Act of 1933, as amended, of the resale of the shares of Common Stock underlying the Series B Preferred Stock. The Company also granted certain “piggy-back” registration rights in the Registration Rights Agreement.

If the Company failed to meet certain performance targets set forth in the Securities Purchase Agreement, the Palm Parties had the exclusive right, voting separately as a class, to designate to the Board a third Palm Investor director, in which case the Board was required to take all actions necessary to cause and accept the resignation of one additional current director and cause such third Palm Investor director to be appointed as a director.  Further, if the Company (a) failed to meet any of the modified performance targets set forth in the Securities Purchase Agreement or (b) failed to comply with a financial covenant under the Loan Agreement, the Board was required to immediately form a special committee of the Board with (i) the power to initiate searches for, and to recruit, retain or replace the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company, (ii) the ability to retain an executive search firm, at the Company’s expense, to manage any search for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer initiated by the search committee, and (iii) the ability to engage such advisors, at the Company’s expense, as necessary to assist with the search committee’s efforts. Any search committee created due to the Company’s failure to meet any of the modified performance targets would be chaired by one of the Palm Investor directors and consist solely of independent directors, while any search committee created due to the Company’s failure to comply with the financial covenants would be composed of a majority of Palm Parties directors.  The Company failed to meet certain performance targets as of June 30, 2018. As a result, on July 16, 2018, Paul Valuck D.D.S. resigned from the Board and Burton J. Rubin was appointed to the Board representing the third Palm Parties director. In addition, the Board has formed a search committee for the purposes described above.

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

(9)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

ASC Topic 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between the fair value hierarchy levels during the quarters ended September 30, 2018 and 2017.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and September 30, 2018 by level within the fair value hierarchy:

	December 31, 2017 Fair Value Measurement Using			September 30, 2018 Fair Value Measurement Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Contingent Liabilities	$-	$-	$321,000	$-	$-	$321,000

Embedded Derivatives derived from the Notes	$-	$-	$170,000	$-	$-	$43,000

Contingent Liabilities

As part of an Office acquisition completed in 2009, the Company recorded contingent liabilities to recognize an estimated amount to be paid as part of the acquisition agreement.  These contingent liabilities are recorded at estimated fair values as of the date of acquisition, are payable upon the exercise of a put option by the seller beginning four years after the acquisition date and no later than ten years after the acquisition date, and are calculated at a multiple of the then trailing 12 months’ operating cash flows.  The Company remeasures the contingent liability to fair value each reporting date until the contingency is resolved.  Any changes to the fair value are recognized into the income statement when determined.  As of September 30, 2018, approximately $321,000 of contingent liabilities were recorded on the condensed consolidated balance sheets in other long-term obligations.

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

Index
Embedded Derivatives derived from the Notes

The significant unobservable input used in fair value measurement of the Company’s Embedded Derivatives derived from the Notes is the estimated likelihood of a Fundamental Transaction.  A significant increase or decrease in the likelihood of a Fundamental Transaction taking place would result in a significant change in the fair value measurement. As of September 30, 2018, the value of the Embedded Derivative changed from previous periods given the probability of a Fundamental Transaction taking place in the near term in light of the Merger Agreement entered into by the Company on October 3, 2018.

(10)	COMMON STOCK ISSUANCES

During the quarter ended June 30, 2017, the Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

On June 20, 2017 and June 20, 2018, the independent directors of the Board were granted 2,000 shares each of restricted Common Stock pursuant to the 2015 Plan.  On July 25, 2018, 2,000 shares of restricted Common Stock were granted to a newly appointed board member.  Fifty percent of the shares vest 12 months from the grant date, and the remaining shares vest 24 months from the grant date.  On August 21, 2018, 4,000 shares of restricted Common Stock were granted to an independent consultant.  One hundred percent of the shares vest 24 months from the grant date.

(11)	DISCONTINUED OPERATIONS

Discontinued operations includes the results attributable to two Offices.  One Office in Monument, Colorado was sold and the other Office in Tempe, Arizona is no longer open to patients but continues to be used as a corporate office for the Arizona region.  This Office is being actively marketed to obtain a subtenant unaffiliated with the Company.  For all periods presented, the loss from discontinued operations includes both the current and historical results from operations and, for the quarter and nine months ended September 30, 2018,  a loss on sale of the Monument Office.

(12)	SUBSEQUENT EVENTS

Merger Agreement

On October 3, 2018, the Company entered into the Merger Agreement with Mid-Atlantic Dental and Merger Sub, a wholly owned subsidiary of Mid-Atlantic Dental, providing for the acquisition of the Company by Mid-Atlantic Dental.  Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Mid-Atlantic Dental.

At the effective time of the Merger, each share (each share, except for the shares described in this paragraph in clauses (i), (ii) and (iii) below, an “Eligible Share”) of the Company’s Common Stock then outstanding (other than (i) those shares owned by the Company, Mid-Atlantic Dental or any subsidiary of Mid-Atlantic Dental (which will be cancelled without any consideration), (ii) any shares as to which dissenters’ rights have been perfected and not withdrawn or lost (which will be cancelled and converted into the right to receive a payment determined in accordance with the dissenters’ rights), and (iii) any shares of Company Common Stock subject to vesting, repurchase or other lapse of restrictions) will be automatically converted into the right to receive (A) $10.62 per Eligible Share in cash, without interest and less applicable withholding taxes (the “Cash Consideration”), and (B) one contractual contingent value right (each, a “CVR”), which represents the right to receive a contingent cash payment of $0.13 per Eligible Share, less certain permitted expense amounts calculated on a per CVR basis (the “CVR Consideration” and, together with the Cash Consideration, the “Merger Consideration”), subject to and in accordance with a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into between Mid-Atlantic Dental and a rights agent.  The Merger Agreement contains certain termination rights, in which the Company may be required to pay Mid-Atlantic Dental a termination fee of $2.0 million if the Merger Agreement is terminated under certain circumstances.

At the effective time of the Merger, each then-outstanding unexercised option to acquire shares of the Company’s Common Stock will be cancelled in exchange for an amount in cash equal to the excess, if any, of $10.62 over the exercise price per share of Common Stock subject to such option multiplied by the number of shares of Common Stock subject to such option. Such “in the money” options will also receive one CVR per share of Common Stock subject to such option. So-called “underwater” or “out of the money” options, where the exercise price per share of Common Stock subject to such options is more than or equal to $10.62, will be cancelled without consideration and will not receive CVRs.. Each then-outstanding share of restricted stock subject solely to time-based vesting, repurchase or other lapse of restrictions will be cancelled in exchange for (i) an amount in cash equal to $10.62 (subject to any applicable withholding tax), and (ii) one CVR.

Index
For further information on the proposed Merger, the Merger Agreement and the CVR Agreement, please refer to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2018.  The transaction is currently expected to be completed in the first quarter of 2019, subject to shareholder approval and other customary closing conditions.

Sixth Amendment to Loan Agreement

On October 3, 2018, the Company entered into the Sixth Amendment with the Bank. Among other things, the Sixth Amendment defers until the earlier of the closing of the Merger Agreement or February 28, 2019 the payment of certain amounts that may be otherwise due under the Credit Facility and potential cure payments related to failure to achieve certain financial covenants under the Credit Facility.  For additional information on the Sixth Amendment and the Company’s payments due or waived under the Credit Facility, see Notes 2 and 7 above.

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

General

The following discussion relates to factors that have affected the results of operations and financial condition of the Company for the quarters and nine months ended September 30, 2018 and 2017. This information should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Index
Overview

The Company was formed in May 1995 and currently manages 66 Offices in Colorado, New Mexico and Arizona staffed by 70 general dentists and 27 specialists. The Company derives all of its revenue from its Management Agreements with professional corporations (“P.C.s”), which conduct the practice at each Office. In addition, the Company assumes a number of responsibilities when it develops a de novo Office or acquires an existing dental practice.  These responsibilities are set forth in a Management Agreement, as described below.

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

Recent Business Developments

On October 3, 2018, the Company entered into the Merger Agreement with Mid-Atlantic Dental and Merger Sub, a wholly owned subsidiary of Mid-Atlantic Dental, providing for the acquisition of the Company by Mid-Atlantic Dental.  Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Mid-Atlantic Dental. For additional information regarding the Merger Agreement and the Merger, see Note 12 to the condensed consolidated financial statements.

The Company’s management and Board, which now includes three representatives of the Palm Investors, including one newly appointed director with 22 years of experience with dental service organizations, and two directors who were appointed in 2017 in connection with settlement of a potential proxy contest, are intensely focused on improving the Company’s financial performance and otherwise enhancing shareholder value. In addition to promoting GOLD STANDARD patient care and service every day with every patient throughout the organization, management and the Board are actively supporting efforts not only to recruit dentists to increase the dentist count but also to retain the best dental professionals in the country through attractive compensation and benefits arrangements and support of dentists to grow their practices. The Company also is looking to improve dentist and hygiene productivity through focused scheduling, training and extended office hours. In June 2018, the Company hired an experienced Director of Hygiene to enhance the growth and profitability of the Company’s hygiene practice. The Company also is undertaking targeted technology improvements and capital expenditures, including converting all Offices to digital radiography and a complete redesign of the Company’s website, which was launched in September 2018. To further improve Office productivity, the Company has recently implemented a new formalized training program for its Office operations managers and has made improvements to its accounts receivable and collections processes.

As of September 30, 2018 the Company had 97 dentists in its network compared to 106 at September 30, 2017 and 112 at December 31, 2017.  The Company remains focused on seeking to increase its dentist count to more fully utilize its Office capacity.

Management and the Board are also continuously seeking to reduce expenses.  On February 1, 2017, the Company’s Chief Executive Officer, Chief Financial Officer and outside directors all took 20 percent reductions in base salary and director fees, respectively, amounting to approximately $175,000 in annual expense savings.  On July 1, 2018, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Dental Officer took further reductions in base salary aggregating $100,000 annually. Additionally, one of the Company’s two offices in Fort Collins, Colorado that had negative Adjusted EBITDA of $78,000 in 2016 was consolidated with a newer second office at the end of January 2017.  In August 2018, the Company sold its Office in Monument, Colorado that had negative Adjusted EBITDA of $125,000 in 2018. In September 2018, dentists ceased seeing patients at the Company’s Office in Tempe, Arizona and this Office is actively being marketed to obtain a subtenant unaffiliated with the Company.  This Office had negative Adjusted EBITDA of $188,000 in 2018.  The Company has taken other actions to reduce expenses and improve profitability. These efforts, which commenced in September 2017, included suspension of certain bonus programs and the Company’s contribution to the 401(k) plan along with the elimination of certain support personnel in the Offices. In August and September 2018, the Company completed a second round of eliminations of support personnel in the Offices. The Company and the Board are considering other actions to reduce expenses and improve profitability including the closure or sale of other unprofitable Offices, a continuing review of the Company’s staffing requirements and increasing dentist and hygienist productivity.

The Company continues to experience strong patient flow with new patient visits up 1.7% in the first nine months of 2018 compared to the first nine months  of 2017.

Index
In January 2016, the Company started the process of credentialing some of its Offices for Medicaid, a revenue source that the Company had not previously accessed.  As of September 30, 2018, the Company had 27 Offices credentialed for Medicaid in Colorado and six Offices credentialed for Medicaid in New Mexico.  Revenue from Medicaid accounted for 3.7% of the Company’s revenue in the nine months ended September 30, 2017 and 5.8% of revenue in the nine months ended September 30, 2018. The Company expects revenue from Medicaid to continue to  increase in 2018.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2017.  In January 2018, the Company implemented Topic 606 (see Note 4 to the condensed consolidated financial statements).  Other than the changes related to Topic 606, there have been no significant changes to these policies since the filing of that report.

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

Results of Operations and Financial Activity

For the quarter ended September 30, 2018, revenue decreased $362,000, or 2.3%, to $15.1 million compared to $15.5 million for the quarter ended September 30, 2017.  The decline in revenue for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 is largely the result of a decline in the number of dentists affiliated with the Company from 106 at September 30, 2017 to 97 at September 30, 2018 and a decline in the number of the Company’s hygienists from 81 at September 30, 2017 to 67 at September 30, 2018. For the quarter ended September 30, 2018, net loss increased  $183,000 to $(740,000), or $(.39) per share, compared to $(558,000), or $(0.30) per share, for the quarter ended September 30, 2017. The quarter ended September 30, 2018 was positively impacted by a remeasurement and subsequent decrease in value of $377,000 of the Embedded Derivatives, which the Company recognized as other income. The quarter ended September 30, 2018 was negatively impacted by an allowance for deferred tax assets of 110,000.  Net income for the quarter ended  September 30, 2018 includes a loss on discontinued operations of $179,000, net of income tax benefit.  This includes a loss on disposition of one Office of $78,000.  Net income for the quarter ended  September 30, 2017 includes a loss on discontinued operations of $85,000, net of income tax benefit.

For the nine months ended September 30, 2018, revenue increased $406,000, or 0.9%, to $46.1 million compared to $45.7 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, net loss increased $806,000 to $(2.5 million), or $(1.33) per share, compared to $(1.7 million), or $(0.90) per share, for the nine months ended September 30, 2017. The nine months ended September 30, 2018 was positively impacted by the remeasurement and subsequent decrease in value of $127,000 of the Embedded Derivatives, which the Company recognized as other income. The nine months ended September 30, 2018 was negatively impacted by an allowance for deferred tax assets of $353,000. Net income for the nine months ended  September 30, 2018 includes a loss on discontinued operations of $434,000, net of income tax benefit.  This includes a loss on disposition of one Office of $78,000.  Net income for the nine months ended  September 30, 2017 includes a loss on discontinued operations of $196,000, net of income tax benefit.

Index
The Company continues to experience strong patient flow with new patient visits up 1.7% in the first nine months of 2018 compared to the first nine months of  2017.  The Company had  97 dentists at September 30, 2018 compared to 112 dentists at December 31, 2017 and 106 dentists at September 30, 2017.

During the first nine months of  2018, the Company used $1.0 million of cash from operations.  During this period, the Company had capital expenditures of approximately $1.2 million and decreased total bank debt by $189,000.

The Company’s Adjusted EBITDA decreased $275,000, or 25.5%, to $803,000 for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017.  Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider this measure in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss is made by adding discontinued operations before income tax expense, depreciation and amortization expense - Offices, depreciation and amortization expense – Corporate, stock-based compensation expense, interest expense, net, stock grant expense, decrease in valuation of embedded derivatives and income tax benefit to net loss as in the following table:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(557,565)	$(740,080)	$(1,683,897)	$(2,489,764)
Add back:
Discontinued operations - before income taxes	130,390	180,697	302,193	465,376
Depreciation and amortization - Offices	840,893	709,612	2,661,939	2,188,471
Depreciation and amortization - Corporate	38,518	31,013	123,466	95,087
Stock-based compensation expense	74,031	109,232	160,286	218,876
Interest expense, net	110,075	300,946	276,987	635,149
Stock grant	-	-	175,000	-
Decrease in valuation of embedded derivatives	-	(377,000)	-	(127,000)
Income tax benefit	(303,720)	(6,538)	(937,281)	(182,890)

Adjusted EBITDA	$332,622	$207,882	$1,078,693	$803,305

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

BIRNER DENTAL MANAGEMENT SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2017		2018		2017		2018

REVENUE:	100.0%		100.0%		100.0%		100.0%

DIRECT EXPENSES:
Clinical salaries and benefits	62.0%		61.6%		61.6%		61.9%
Dental supplies	4.3%		4.8%		4.3%		4.5%
Laboratory fees	5.6%		6.1%		5.8%		5.9%
Occupancy	10.3%		10.7%		10.3%		10.3%
Advertising and marketing	0.9%		1.0%		1.0%		0.9%
Depreciation and amortization	5.4%		4.7%		5.8%		4.7%
General and administrative	9.4%		8.1%		8.7%		8.3%
	97.9%		97.0%		97.5%		96.6%

Contribution from dental offices	2.1%		3.0%		2.5%		3.4%

CORPORATE EXPENSES:
General and administrative	5.9%	(1)	7.1%	(1)	6.3%	(2)	6.8%	(2)
Stock grant	0.0%		-		0.4%	(3)	-
Depreciation and amortization	0.2%		0.2%		0.3%		0.2%

OPERATING LOSS	(4.0)%		(4.2)%		(4.5)%		(3.7)%

OTHER EXPENSES:
Decrease in fair value of embedded derivatives	-		2.5%		-		0.3%
Interest expense, net	(0.7)%		(2.0)%		(0.6)%		(1.4)%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4.7)%		(3.7)%		(5.1)%		(4.8)%
Income tax benefit	1.7%		0.0%		1.8%		0.3%
NET LOSS FROM CONTINUING OPERATIONS	(3.1)%		(3.7)%		(3.3)%		4.5%

DISCONTINUED OPERATIONS (NOTE 11)
Operating (Loss) attributable to assets disposed of	(0.8)%		(0.7)%		(0.7)%		(0.8)%
(Loss) recognized on dispositions	-		(0.5)%		-		(0.2)%
Income tax benefit	0.3%		0.0%		0.2%		0.1%
LOSS ON DISCONTINUED OPERATIONS	(0.5)%		(1.2)%		(0.4)%		(0.9)%
NET LOSS	(3.6)%		(4.9)%		(3.7)%		(5.4)%

(1)
Corporate expense - general and administrative includes $74,031 and $109,232 of stock-based compensation expense pursuant to ASC Topic 718 for the quarters ended September 30, 2017 and 2018, respectively.

(2)
Corporate expense - general and administrative includes $160,286 and $218,876 of stock-based compensation expense pursuant to ASC Topic 718 for the nine months ended September 30, 2017 and 2018, respectively.

(3)
The Company issued 12,500 shares of Common Stock under a settlement agreement with an activist shareholder group. The shares were valued at $175,000 based on the closing price of the Common Stock on the date of the grant.

Index
Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017:

Revenue

For the quarter ended September 30, 2018, revenue decreased $362,000, or 2.3%, to $15.1 million compared to $15.5 million for the quarter ended September 30, 2017.  The decline in revenue for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 is largely the result of a decline in the number of dentists affiliated with the Company from 106 at September 30, 2017 to 97 at September 30, 2018 and a decline in the number of the Company’s hygienists from 81 at September 30, 2017 to 67 at September 30, 2018.

Direct expenses

Clinical salaries and benefits. For the quarter ended September 30, 2018, clinical salaries and benefits decreased $283,000, or 3.0%, to $9.3 million compared to $9.6 million for the quarter ended September 30, 2017.  This decrease in clinical salaries and benefits is related to decreases of $78,000 in assistant wages, $51,000 in 401(k) match expense, $46,000 in administrative wages, $35,000 in hygienist wages, $31,000 in dentist wages, and $26,000 in payroll tax expense. These decreases are partially the result of the Company’s decreased number of dentists and hygienists during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.  As a percentage of revenue, clinical salaries and benefits decreased to 61.6% for the quarter ended September 30, 2018 compared to 62.0% for the quarter ended September 30, 2017.

Dental supplies. For the quarter ended September 30, 2018, dental supplies increased to $720,000 compared to $670,000 for the quarter ended September 30, 2017, an increase of $50,000, or 7.5%.  As a percentage of revenue, dental supplies increased to 4.8% for the quarter ended September 30, 2018 compared to 4.3% for the quarter ended September 30, 2017.  The increases are related to a 21% increase in revenue from procedures that involve the placement of a dental product that  has a higher supply cost compared to products used in other revenue streams.

Laboratory fees. For the quarter ended September 30, 2018, laboratory fees increased to $928,000 compared to $870,000 for the quarter ended September 30, 2017, an increase of $58,000, or 6.6%.  The increase in laboratory fees is partially related to the Company placing 45 more implants in the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. As a percentage of revenue, laboratory fees increased to 6.1% for the quarter ended September 30, 2018 compared to 5.6% for the quarter ended September 30, 2017.

Occupancy. For the quarter ended September 30, 2018, occupancy expense increased $29,000, or 1.8%, to  $1.6 million.  Occupancy expense increased approximately $28,000 related to rent increases and other landlord reimbursable expenses such as common area maintenance, insurance and property taxes. As a percentage of revenue, occupancy expense increased to 10.7% for the quarter ended September 30, 2018 compared to 10.3% for the quarter ended September 30, 2017.

Advertising and marketing. For the quarter ended September 30, 2018, advertising and marketing expenses increased to $154,000 compared to $144,000 for the quarter ended September 30, 2017, an increase of $10,000, or 6.8%. The increase in advertising and marketing expenses is attributable to an increase in internet and social media advertising. As a percentage of revenue, advertising and marketing expenses increased to 1.0% for the quarter ended September 30, 2018 compared to 0.9% for the quarter ended September 30, 2017.  The Company regularly adjusts its advertising and marketing expenditures in response to market conditions and performance in individual markets.

Depreciation and amortization-Offices.  For the quarter ended September 30, 2018, depreciation and amortization expenses attributable to the Offices decreased to $710,000 compared to $841,000 for the quarter ended September 30, 2017, a decrease of $131,000, or 15.6% as additional assets became fully depreciated.  As a percentage of revenue, depreciation and amortization expense decreased to 4.7% for the quarter ended September 30, 2018 compared to 5.4% for the quarter ended September 30, 2017.

General and administrative-Offices.  For the quarter ended September 30, 2018, general and administrative expenses attributable to the Offices decreased to $1.2 million compared to $1.4 million for the quarter ended September 30, 2017, a decrease of $224,000, or 15.5%.  The decrease in general and administrative expenses is largely related to decreases in bad debt expense of $107,000, professional fees of $36,000,  and recruiting expense of $23,000.  As a percentage of revenue, general and administrative expenses decreased to 8.1% for the quarter ended September 30, 2018 compared to 9.4% for the quarter ended September 30, 2017.

Index
Contribution from dental Offices

As a result of revenue decreasing $362,000 and direct expenses decreasing $491,000 during the quarter ended September 30, 2018, contribution from dental Offices increased $130,000 to $456,000 for the quarter ended September 30, 2018 compared to $326,000 for the quarter ended September 30, 2017.  As a percentage of revenue, contribution from dental Offices increased to 3.0% for the quarter ended September 30, 2018 compared to 2.1% for the quarter ended September 30, 2017.

Corporate expenses

Corporate expenses - general and administrative. For the quarter ended September 30, 2018, Corporate expenses – general and administrative  increased to approximately $1.1 million compared to approximately $908,000 for the quarter ended September 30,2017, an increase of approximately $159,000, or 17.5%. Corporate wages increased $69,000, stock-based compensation expense increased $35,000, travel and meals expenses increased $26,000 and moving expense increased $16,000. As a percentage of revenue, corporate expenses - general and administrative increased to 7.1% for the quarter ended September 30, 2018 compared to 5.9% for the quarter ended September 30, 2017.

Corporate expenses - depreciation and amortization. For the quarter ended September 30, 2018, corporate expenses - depreciation and amortization decreased to $31,000 compared to $39,000 for the quarter ended September 30, 2017, a decrease of $8,000, or 20.0% as additional assets became fully depreciated.   As a percentage of revenue, corporate expenses – depreciation and amortization remained constant at 0.2% for the quarters ended September 30, 2018 and September 30, 2017.

Operating loss

As a result of the matters discussed above, the Company’s operating loss increased by $21,000 to $(642,000) for the quarter ended September 30, 2018 compared to $(621,000) for the quarter ended September 30, 2017.  As a percentage of revenue, operating loss decreased to (4.2%) for the quarter ended September 30, 2018 compared to (4.0%) for the quarter ended September 30, 2017.

Other Expense

Decrease in fair value of embedded derivative

Decrease in fair value of embedded derivative of $377,000 for the quarter ended September 30, 2018  is related to remeasurement of the Embedded Derivatives based on current information available. See Note 9 to the condensed consolidated financial statements.

Interest expense, net

For the quarter ended September 30, 2018, interest expense, net increased to $301,000 compared to $110,000 for the quarter ended September 30, 2017, an increase of $191,000, or 173.4%.  The increase in interest expense, net is related increases of $151,000 in amortization of prepaid bank fees,  and $69,000 of interest expense on the Notes offset by a $16,000 decrease in interest expense to the bank due to lower principal balances and an increase of $11,000 of interest income on patient balances.  As a percentage of revenue, interest expense increased to 2.0% for the quarter ended September 30, 2018 compared to 0.7% for the quarter ended September 30, 2017.

Discontinued operations

During the third quarter of 2018, the Company closed two Offices.  One  Office in Monument, Colorado was sold and the other Office in Tempe, Arizona is closed to patients but continues to be used as  a corporate office for the Arizona region.  For the quarter ended September 30, 2018, the loss attributable to the discontinued operations was comprised of an operating loss of $103,000 and a loss on disposition of a dental Office of $78,000 partially offset by an income tax benefit of $2,000.  For the quarter ended September 30, 2017, the loss attributable to the discontinued operations was comprised of an operating loss of $130,000 partially offset by an income tax benefit of $46,000.

Net loss

As a result of the above, the Company’s net loss was $(740,000) for the quarter ended September 30, 2018 compared to $(558,000) for the quarter ended September 30, 2017, an increase of $183,000. Net loss for the quarter ended September 30, 2018 was net of income tax benefit of $(7,000), while net loss for the quarter ended September 30, 2017 was net of income tax benefit of $(304,000).  The effective tax rate for the quarter ended September 30, 2018 was 0.9%, while the effective tax rate for the quarter ended September 30, 2017 was 35.3%.  The income tax benefit for the quarter ended September 30, 2018 was net of an allowance of $110,000 related to deferred tax assets. As a percentage of revenue, net loss increased  to (4.9%) for the quarter ended September 30, 2018 compared to (3.6%) for the quarter ended September 30, 2017.

Index
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017:

Revenue

For the nine months ended September 30, 2018, revenue increased $406,000, or 0.9%, to $46.1 million compared to $45.7 million for the nine months ended September 30, 2017.

Direct expenses

Clinical salaries and benefits. For the nine months ended September 30, 2018, clinical salaries and benefits increased $379,000, or 1.3%, to $28.5 million compared to $28.2 million for the nine months ended September 30, 2017.  This increase in clinical salaries and benefits is related to an increase of $564,000 in dentist wages offset by  decreases of $164,000 in 401(k) match expense and $54,000 in administrative wages. As a percentage of revenue, clinical salaries and benefits increased to 61.9% for the nine months ended September 30, 2018 compared to 61.6% for the nine months ended September 30, 2017.

Dental supplies. For the nine months ended September 30, 2018, dental supplies increased $138,000, or 7.0%,  to $2.1 million compared to $2.0 million for the nine months ended September 30, 2017.  The  increase in dental supply expense is related to the increased revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  As a percentage of revenue, dental supplies increased to 4.5% for the nine months ended September 30, 2018 compared to 4.3% for the nine months ended September 30, 2017.

Laboratory fees. For the nine months ended September 30, 2018 and September 30, 2017, laboratory fees remained constant at $2.7 million. As a percentage of revenue, laboratory fees increased to 5.9% for the nine months ended  September 30, 2018 compared to 5.8% for the nine months ended September 30, 2017.

Occupancy. For the nine months ended September 30, 2018, occupancy expense  increased $70,000, or 1.5%,  to $4.8 million compared to $4.7 million for the nine months ended September 30, 2017.  Occupancy expense increased approximately $117,000 related to rent increases and other landlord reimbursable expenses such as common area maintenance, insurance and property taxes offset by decreases of $33,000 in janitorial expense and $21,000 in personal property taxes.  As a percentage of revenue, occupancy expense remained constant at  10.3% for the nine months ended September 30, 2018 and September 30, 2017.

Advertising and marketing. For the nine months ended September 30, 2018, advertising and marketing expense decreased to $417,000 compared to $471,000 for the nine months ended September 30, 2017, a decrease of $54,000 or 11.5%.  The decrease in advertising and marketing expense is attributable to a decrease in internet and social media advertising.  As a percentage of revenue, advertising and marketing expense decreased to 0.9% for the nine months ended September 30, 2018 compared to 1.0% for the nine months ended September 30, 2017.

Depreciation and amortization-Offices.  For the nine months ended September 30, 2018, depreciation and amortization expenses attributable to the Offices decreased to $2.2 million compared to $2.7 million for the nine months ended September 30, 2017, a decrease of $473,000 or 17.8% as additional assets became fully depreciated.  As a percentage of revenue, depreciation and amortization expenses attributable to the Offices decreased to 4.7% for the nine months ended September 30, 2018 compared to 5.8% for the nine months ended September 30, 2017.

General and administrative-Offices.  For the nine months ended September 30, 2018, general and administrative expenses attributable to the Offices decreased to $3.8 million compared to $4.0 million for the nine months ended September 30, 2017, a decrease of $138,000 or 3.5%.  The decrease in general and administrative expenses is largely related to decreases in bad debt expense of $89,000, travel and meals expense of $51,000, malpractice insurance expense of $40,000 offset by an increase in taxes mostly related to New Mexico gross receipt taxes of $32,000. As a percentage of revenue, general and administrative expenses attributable to the Offices decreased to 8.3% for the nine months ended September 30, 2018 compared to 8.7% for the nine months ended September 30, 2017.

Index
Contribution from dental Offices

As a result of revenue increasing $406,000 and direct expenses decreasing $10,000 during the nine months ended September 30, 2018, contribution from dental Offices increased to $1.6 million for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017, an increase of $417,000 or 36.7%. As a percentage of revenue, contribution from dental Offices increased to 3.4% for the nine months ended September 30, 2018 compared to 2.5% for the nine months ended September 30, 2017.

Corporate expenses

Corporate expenses - general and administrative. For the nine months ended September 30, 2018, corporate expenses – general and administrative increased to $3.2 million compared to $2.9 million for the nine months ended September 30, 2017, an increase of $277,000 or 9.6%.  Corporate wages increased $134,000, health insurance expense increased $78,000 largely due to an incentive credit of $60,000 in the first quarter of 2017, stock-based compensation expense increased $59,000, auditor fees increased $58,000, contract labor increased $25,000, moving expense increased $16,000 and travel and meals expenses increased $15,000. These increases were offset by decreases in other professional fees of $82,000 and legal fees of $77,000. During the quarter ended March 31, 2018, the Company had $66,000 in one-time expenses associated with accounting and valuation consulting services related to the Palm Investors financing completed in December 2017. As a percentage of revenue, corporate expenses - general and administrative increased to 6.8% for the nine months ended September 30, 2018 compared to 6.3% for the nine months ended September 30, 2017.

Stock grant.  During the nine months ended September 30, 2017, the Company issued 12,500 shares of Common Stock as part of a settlement with an activist shareholder group. The shares were valued at $175,000 based on the stock price on the day of the grant.  As a percentage of revenue, stock grant expense was 0.4% for the nine months ended September 30, 2017.

Corporate expenses - depreciation and amortization. For the nine months ended September 30, 2018, corporate expenses - depreciation and amortization decreased to $95,000 compared to $123,000 for the nine months ended September 30, 2017, a decrease of $28,000, or 23.0% as additional assets became fully depreciated.  As a percentage of revenue, corporate expenses – depreciation and amortization decreased to 0.2% for the nine months ended September 30, 2018 compared to 0.3% for the nine months ended September 30, 2017.

Operating loss

As a result of the matters discussed above, the Company’s operating loss decreased by $343,000 to $(1.7 million) for the nine months ended September 30, 2018 compared to $(2.0 million) for the nine months ended September 30, 2017. As a percentage of revenue, operating loss decreased to (3.7)% for the nine months ended September 30, 2018 compared to (4.5)% for the nine months ended September 30, 2017.

Other Expense

Decrease in fair value of embedded derivative

Decrease in fair value of embedded derivative of $127,000 for the nine months ended September 30, 2018  is related to remeasurement of  the Embedded Derivatives based on current information available. See Note 9 to the condensed consolidated financial statements.

Interest expense, net

For the nine months ended September 30, 2018, interest expense, net increased to $635,000 compared to $277,000 for the nine months ended September 30, 2017, an increase of $358,000 or 129.3%.  The increase in interest expense, net is related to $195,000 of interest expense on the Notes and an increase of $196,000 in amortization of prepaid bank fees offset by a $34,000 decrease in interest expense to the bank due lower principal balances.  As a percentage of revenue, interest expense, net increased to 1.4% for the nine months ended September 30, 2018 compared to 0.6% for the nine months ended September 30, 2017.

Discontinued operations

During the third quarter of 2018, the Company closed two Offices.  One  Office in Monument, Colorado was sold and the other Office in Tempe, Arizona is closed to patients but continues to be used as  a corporate office for the Arizona region. For the nine months ended September 30, 2018, the loss attributable to the discontinued operations was comprised of an operating loss of $387,000 and a loss on disposition of a dental Office of $78,000 partially offset by an income tax benefit of $32,000.  For the nine months ended September 30, 2017, the loss attributable to the discontinued operations was comprised of an operating loss of $302,000 partially offset by an income tax benefit of $106,000.

Index
Net loss

As a result of the above, the Company’s net loss was $(2.5 million) for the nine months ended September 30, 2018 compared to net loss of $(1.7 million) for the nine months ended September 30, 2017, an increase of $806,000.  Net loss for the nine months ended September 30, 2018 was net of income tax benefit of $(183,000), while net loss for the nine months ended September 30, 2017 was net of income tax benefit of $(937,000). The effective tax rate for the nine months ended September 30, 2018 was 6.8% while the effective tax rate for the nine months ended September 30, 2017 was 35.8%.   The income tax benefit for the nine months ended September 30, 2018 was net of an allowance of $353,000 related to deferred tax assets. As a percentage of revenue, net loss increased to (5.4%) for the nine months ended September 30, 2018 compared to (3.7)% for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily through a combination of cash provided by operating activities and bank credit facilities and term loans. During 2016 and 2017, the Company experienced losses and decreasing liquidity. The factors that contributed to the losses, along with the events leading up to the Company’s events of default under the Credit Facility in July 2017 and the private placement and the restructuring of the Credit Facility to cure the defaults in December 2018, along with the terms of the private placement and restructuring, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments”  in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018.  As of September 30, 2018, the Company had a working capital deficit of approximately $7.2 million, an accumulated deficit of $6.1 million and a cash balance of $196,000.

Net cash used by operating activities was approximately $1.0 million for the nine months ended September 30, 2018, and net cash provided by operating activities was approximately $1.7 million for the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, excluding net loss and after adding back non-cash items, the Company’s cash used by operating activities consisted of an increase in accounts receivable of approximately $757,000, a decrease in accounts payable and accrued expenses of approximately $556,000, an increase in prepaid expenses and other assets of approximately $336,000 and a decrease in other long-term obligations of approximately 53,000.  During the nine months ended September 30, 2017, excluding net loss and after adding back non-cash items, the Company’s cash provided by operating activities consisted of an increase in accounts payable and accrued expenses of approximately $1.9 million and a decrease in prepaid expenses and other assets of approximately $16,000, offset  by an increase in accounts receivable of $1.5 million, , a decrease of other long-term obligations of approximately $23,000 and an increase in deferred charges and other assets of approximately $8,000.

Net cash used in investing activities was approximately $1.1 million and $497,000 for the nine months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018, the Company invested approximately $1.2 million in capital expenditures, including $531,000 to add digital x-rays to six offices and $103,000 to upgrade its website, offset by a decrease in a note receivable of $25,000.  For the nine months ended September 30, 2017, the Company invested approximately $521,000 in capital expenditures offset by a decrease in a note receivable of $23,000.

Net cash provided by financing activities was approximately $475,000 for the nine months ended September 30, 2018, and net cash used by financing activities was approximately $1.1 million for the nine months ended September 30, 2017.During the nine months ended September 30, 2018, net cash provided by financing activities was comprised of approximately $468,000 from the private placement completed by the Company on August 15, 2018 and  accrued  interest of approximately $195,000 on the Notes, offset by approximately $189,000 used to pay down the Credit Facility.  During the nine months ended September 30, 2017, net cash used in financing activities was comprised of approximately $1.1 million used to pay down the Credit Facility.

Index
As of September 30, 2018, the Company had the following debt and lease obligations:

		Payments due by Period
	Total	1 year	2-3 years	4-5 years	More than 5 years
Debt obligations	$11,963,564	$6,311,369	$-	$5,652,195	$-
Operating lease obligations	13,934,992	4,217,053	5,811,073	2,402,604	1,504,262
Total	$25,898,556	$10,528,422	$5,811,073	$8,054,799	$1,504,262

The Company has historically operated with negative working capital and prior to 2017 was able to meet its current obligations through operating cash flows and availability on its revolving lines of credit.  The Company was not in compliance with a required EBITDA covenant under the Loan Agreement at  June 30, 2018. On August 15, 2018, an affiliate of the Palm Investors purchased $468,000 principal amount of additional Notes and attached Series A Preferred Stock to permit the Company to regain compliance with the EBITDA covenant as permitted under the Fifth Amendment.

The Company was not in compliance with the required EBITDA covenant under the Loan Agreement at September 30, 2018.  On October 3, 2018, the Company and the Bank entered into the Sixth Amendment to the Loan Agreement in conjunction with the Company’s entering into the Merger Agreement with Mid-Atlantic Dental and the Merger Sub, as further described in Note 12 to the condensed consolidated financial statements. Among other things, the Sixth Amendment defers until the earlier of the closing of the Merger Agreement or February 28, 2019 the payment of certain amounts that may be otherwise due under the Credit Facility consisting of “2018-2019 Required Principal Curtailments” as defined in the Sixth Amendment totaling $300,000 and potential cure payments related to failure to achieve certain financial covenants under the Credit Facility, including the EBITDA covenant as of September 30, 2018 (the “Cure Payments”). Quarterly “Required Amortization Payments”, as defined in the Sixth Amendment, of $125,000 must be paid as scheduled. If the Merger Agreement terminates for any reason other than (i) the entry by the Company into a “Superior Proposal Termination” as defined in the Sixth Amendment resulting in the execution and delivery by Borrower of a “Superior Proposal Definitive Agreement” as defined in the Sixth Amendment, which will continue such deferral, or (ii) a termination in which the Company receives a “Termination Fee” (as defined in the Sixth Amendment) from Mid-Atlantic Dental, the Company is required to pay the Bank the 2018-2019 Required Principal Curtailment payment, all required Cure Amounts that remain outstanding and reduce the outstanding principal balance of the revolving loans under the Credit Facility to not more than $200,000 (“Total Curtailment Payments”). If the Merger Agreement terminates and the Company receives the Termination Fee, which totals $2.0 million, the Company is required to pay the Bank the greater of 50% of such Termination Fee or an amount that equals the Total Curtailment Payments. Upon closing of the transactions contemplated by the Merger Agreement, the Bank will be paid in full.  See Note 7 to the condensed consolidated financial statements for additional information regarding the Credit Facility.

There can be no assurance that that the Merger will close. If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger. For example, the Company will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees. In addition, the Company may be required, under certain circumstances, to pay Mid-Atlantic a termination fee of $2.0 million under the Merger Agreement.

If the Merger is not completed, there can be no assurance that the Company will meet all of the covenants under the Credit Facility in the future. If this occurs, the Company may need to take actions, including the sale of certain dental practices, the issuance of additional equity or debt securities or other borrowings or financing activities.  The Credit Facility and the Investment Documents contain covenants that, among other things, significantly limit the Company’s ability to incur or issue debt or equity securities. If the Merger does not close, there can be no assurance that the Palm Parties or others will, or will be permitted to, make additional infusions of capital into the Company to permit the Company to make the Cure Payments or other funding if needed. The failure to raise the funds necessary to finance its cash requirements could materially adversely affect the Company. Future events of default by the Company, including failure to make the Cure Payments if the Merger does not close, could cause the Bank to exercise its remedies under the Loan Agreement, including foreclosure on the Company’s assets or other actions.

Due to the above issues, there is substantial doubt about the Company’s ability to continue as a going concern if the Merger is not consummated by February 28, 2019 or such later date permitted by the Sixth Amendment.  See Notes 2, 7 and 11 to the condensed consolidated financial statements.

Index
ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2017.  On the basis of this review, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

The Company has started preparing for the implementation of ASU 2016-02  Leases (Topic 842) including starting to implement a tracking and reporting system for all leases.  Other than the preparation for Topic 842, there has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s stock repurchase program has been in place for more than ten years, and there is no expiration date for the program.  As of September 30, 2018, the dollar value of shares that may be purchased under the stock repurchase program was approximately $876,000.  However, Common Stock repurchases are prohibited under the Credit Facility and the Company did not purchase any shares of its Common Stock during the quarter ended September 30, 2018.

Index
ITEM 6.   EXHIBITS

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated October 3, 2018, by and among the Company, Mid- Atlantic Dental Services Holdings, LLC, and Bronco Acquisition, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2018

3.1P
Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-36391), as filed with the Securities and Exchange Commission on September 25, 1997.

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

10.56
First Follow-On Securities Purchase Agreement, dated August 15, 2018, between the Company and Palm Active Dental II, LP, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2018.

10.57
Sixth Amendment to Loan and Security Agreement, dated October 3, 2017, between the Company and Guaranty Bank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2018.

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

BIRNER DENTAL MANAGEMENT SERVICES, INC.

Date:	November 14, 2018	By:	/s/ Frederic W.J. Birner
		Name:	Frederic W.J. Birner
		Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2018	By:	/s/ Dennis N. Genty
		Name:	Dennis N. Genty
		Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)